Form 10-Q
period 1999-03-31
CRITICAL PATH INC
filed 1999-05-11
CIK 1060801

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999
                                                    --------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________________ to _______________________.

Commission file number 0-25331

                              CRITICAL PATH, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           California                                91-1788300
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

320 First Street, San Francisco, California             94105
--------------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip code)

                                  415-808-8800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                       [_] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

As of March 31, 1999, the Company had outstanding 34,308,817 shares of Common Stock, $ 0.001 par value per share.

                              CRITICAL PATH, INC.
                                     INDEX

                                                                                                          Page
                                                                                                          ----
Part I.  Financial Information

  Item 1.  Financial Statements (Unaudited)

     Consolidated balance sheet: March 31, 1999 and December 31, 1998                                       2

     Consolidated statements of operation:  Three months ended
     March 31, 1999 and 1998                                                                                3
     Consolidated statements of cash flow: Three months ended
     March 31, 1999 and 1998                                                                                4

     Notes to consolidated financial statements: March 31, 1999                                           5-8

  Item 2.  Management's discussion and analysis of financial condition and results
     of operations                                                                                       9-31

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      31

Part II.  Other Information

  Item 2.  Changes in Securities and Use of Proceeds                                                       32

  Item 6.  Exhibits and Reports on Form 8-K                                                                32

Signature                                                                                                  33

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                              CRITICAL PATH, INC.
                          Consolidated Balance Sheet
                                  (unaudited)
                                 (in thousands)

                                                                              Mar. 31,                 Dec. 31,
                                                                                1999                     1998
                                                                          ----------------        -----------------
ASSETS
Current assets
     Cash and cash equivalents                                               $  22,506                 $ 14,791
     Restricted cash                                                               325                      325
     Accounts receivable, net                                                      512                      121
     Prepaid expenses and other current assets                                     654                      138
                                                                             ---------                 --------
          Total current assets                                                  23,997                   15,375
Notes receivable from officers                                                     670                      500
Furniture and equipment, net                                                     7,794                    4,687
Other assets                                                                       220                      101
                                                                             ---------                 --------
                                                                             $  32,681                 $ 20,663
                                                                             =========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued liabilities                                $   2,350                 $    423
     Accrued compensation and benefits                                             259                      426
     Deferred revenue                                                                -                      500
     Capital lease obligations, current                                          2,537                    1,502
                                                                             ---------                 --------
          Total current liabilities                                              5,146                    2,851
Capital lease obligations, long-term                                             4,095                    2,454
                                                                             ---------                 --------
     Total liabilities                                                           9,241                    5,305

Shareholders' equity:
     Series A Convertible Preferred Stock,  $0.001 par value, -0- and
      13,288 shares authorized, -0- and 12,725 shares
      issued and outstanding                                                         -                       13
     Series B Convertible Preferred Stock,  $0.001 par value, -0- and
      10,000 shares authorized, -0- and 3,637 shares issued and outstanding          -                        4
     Common Stock, $0.001 par value, 150,000 and 38,636 shares
          Authorized, 34,309 and 8,294 shares issued and outstanding                34                        8
    Additional paid-in capital                                                 306,629                   46,390
    Stock subscriptions receivable                                            (100,440)                       -
    Notes Receivable from Shareholders                                          (1,180)                  (1,151)
    Unearned compensation                                                     (151,474)                 (17,371)
    Accumulated deficit                                                        (30,129)                 (12,535)
                                                                             ---------                 --------
        Total shareholders' equity                                              23,440                   15,358
                                                                             ---------                 --------
                                                                             $  32,681                 $ 20,663
                                                                             =========                 ========

                             See accompanying notes

                              CRITICAL PATH, INC.
                     Consolidated Statement of Operations
                                  (unaudited)
                     (in thousands, except per share data)

                                                                Three Months Ended
                                                        ----------------------------------
                                                         March  31,             March 31,
                                                            1999                  1998
                                                        ------------          ------------
Net revenues (1)                                         $  1,049               $    70
Cost of net revenues (2)                                   (2,360)                  (82)
                                                        ------------          ------------
          Gross profit (loss)                              (1,311)                  (12)

Operating expenses:
     Research and development                               1,379                   273
     Sales and marketing                                    1,984                   135
     General and administrative                             1,550                   307
     Stock-based expenses                                  11,657                   443
                                                        ------------          ------------
          Total operating expenses                         16,570                 1,158

Loss from operations                                      (17,881)               (1,170)

Other income (expense):
     Interest and other income                                351                     -
     Interest expense (3)                                     (64)                 (150)
                                                        ------------          ------------
Net loss                                                 $(17,594)              $(1,320)
                                                        ============          ============

Net loss per share (basic and diluted)                   $  (2.51)              $ (0.49)
                                                        ============          ============

Shares used in per share computations                       7,011                 2,687
                                                        ============          ============


(1)  Includes $106 and $0 of stock-based charges in 1999 and 1998, respectively
(2)  Includes $446 and $5 of stock-based charges in 1999 and 1998, respectively
(3)  Includes $16 and $119 of stock-based charges in 1999 and 1998, respectively


                             See accompanying notes

                              CRITICAL PATH, INC.
                     Consolidated Statement of Cash Flows
                                  (unaudited)
                                 (in thousands)

                                                                       Three Months Ended
                                                                --------------------------------
                                                                 March 31,            March 31,
                                                                    1999                 1998
                                                                ----------           -----------
Operating activities:
  Net loss                                                       $(17,594)            $  (1,320)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Provision for doubtful accounts                                   24                     -
     Depreciation and amortization                                    626                    41
     Amortization of warrants and stock purchase rights               106                   201
     Amortization of unearned compensation                         12,104                   366
     Changes in  assets and liabilities:
          Accounts receivable                                        (415)                  (47)
          Other assets                                               (741)                    2
          Accounts payable                                          1,927                    (2)
          Accrued expenses                                           (167)                    3
          Deferred revenue                                           (500)                    -
                                                                ----------           -----------
Net cash used in operating activities                              (4,630)                 (756)
                                                                ----------           -----------
Cash flows from investing activities:
 Notes receivable from officers                                      (170)                    -
 Purchases of furniture and equipment                                (659)                 (189)

                                                                ----------           -----------
Net cash used in investing activities                                (829)                 (189)
                                                                ----------           -----------
Cash flows from financing activities:
  Proceeds from issuance of Convertible Preferred Stock, net       12,496                   500
  Proceeds from issuance of Common Stock                            1,303                     -
  Proceeds from convertible promissory notes                            -                   500
  Principal payments on capital lease obligations                    (398)                  (20)
  Purchase of treasury stock                                         (227)                    -
                                                                ----------           -----------
Net cash provided by financing activities                          13,174                   980
                                                                ----------           -----------
Net increase in cash and cash equivalents                           7,715                    35
Cash and cash equivalents at beginning of period                   14,791                     1
                                                                ----------           -----------
Cash and cash equivalents at end of period                       $ 22,506             $      36
                                                                ==========           ===========
Supplemental cash flow disclosure:
  Cash paid for interest                                         $     48             $      31
Non-cash investing and financing activities
  Property and equipment leases                                  $  3,074             $      20
  Common Stock issued for notes receivable                       $     29             $      85

                             See accompanying notes

                              CRITICAL PATH, INC.
                  Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, for the fiscal year ended December 31, 1998 as presented in the Company's Form S-1 Registration Statement filed on March 26, 1999. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications

In the quarter ended March 31, 1999, the Company elected to disclose stock-based expenses as a separate component of Operating Expenses. Accordingly, for the year ended December 31, 1998, approximately $148,000, $582,000, and $1,670,000 have been reclassified from Research and Development, Sales and Marketing, and General and Administrative expenses, respectively, to Stock-based expenses.

NOTE 2 - NET LOSS PER SHARE

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares comprise restricted Common Stock and incremental common and preferred shares issuable upon the exercise of stock options and warrants. At March 31, 1999, 16,024,637 potential common shares are excluded from the determination of diluted net loss per share as the effect of such shares on a weighted average basis is anti-dilutive.

NOTE 3 - LINE OF CREDIT

At March 31, 1999, the Company maintained a line of credit with a bank that provides for borrowings of up to $1,000,000. The line of credit expires in November 1999 and accrues interest on outstanding borrowings at a rate equal to the bank's prime rate plus 2%. The line of credit requires the Company to meet certain financial tests and to comply with certain other covenants. Borrowings are secured by substantially all of the assets of the Company. At March 31, 1999, there were no borrowings outstanding and the Company was in compliance with all covenants.

NOTE 4 - COMMON STOCK WARRANT ISSUED FOR SERVICES

  In January 1999, the Company entered into an agreement with ICQ, Inc., a subsidiary of America Online, Inc., pursuant to which it will provide email hosting services that will be integrated with ICQ's instant messaging service provided to ICQ's customers. The ICQ instant messaging service is designed to allow users to communicate in real time over the Internet. As part of the agreement, ICQ agreed to provide sub-branded advertising for the Company in exchange for a warrant to purchase 2,442,766 shares of Common Stock, issuable upon attainment of each of five milestones. The following table summarizes the shares underlying each milestone and the related exercise price:

                                                          Shares
                                                        Underlying Exercise
                                                          Warrant    Price
                                                        ---------- --------
Milestone 1.........................................       814,254    $4.26
Milestone 2.........................................       407,128     5.50
Milestone 3.........................................       407,128     6.60
Milestone 4.........................................       407,128     8.80
Milestone 5.........................................       407,128    11.00
                                                        ----------
Totals..............................................     2,442,766
                                                        ==========

  The shares underlying the first milestone were immediately vested on the effective date of the agreement. The shares underlying the remaining milestones vest on the dates that ICQ completes registration of the specified number of sub-branded ICQ mailboxes applicable to each milestone. Using the Black-Scholes option pricing model and assuming a term of seven years and expected volatility of 90%, the initial fair value of the warrant on the effective date of the agreement approximated $16.5 million, which is being amortized to advertising expense using the straight-line method over four years. The shares underlying the second through fifth milestones will be remeasured at each subsequent reporting date until each sub-branded ICQ mailbox registration threshold is achieved. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, such increases or decreases will be recognized immediately, in the event the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term.

  At March 31, 1999, none of the registration milestones specified within the ICQ warrant agreement had been achieved. Therefore, the shares underlying the second through fifth milestones of the ICQ warrant were remeasured using the closing price for our common stock on March 31, 1999 of $77 per share. This remeasurement resulted in an increase to the fair value of the warrant of $109.4 million, bringing the total fair value of the warrant to $125.9 million as of March 31, 1999. This revised fair value will be amortized ratably over four years, resulting in a quarterly amortization charge to advertising expense in the amount of $7.9 million beginning in the first quarter of 1999. As noted, this charge is subject to substantial increase or decrease in future quarters based upon future changes in the trading price of our common stock.

NOTE 5 - INITIAL PUBLIC OFFERING

 On March 29, 1999, the Company completed its initial public offering of 5,175,000 shares of Common Stock (including the exercise of the underwriters overallotment option) and realized net proceeds of $115.5 million.

ITEM 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The following discussion contains forward-looking statements. Critical Path's actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, future enhancements of our service offering, potential expansion of our employee base and operating assets, development of new strategic relationships, opening of new data centers and sales offices, additional investments in technology, and those discussed in "Factors Affecting Future Operating Results" and elsewhere in this report.

Overview

Critical Path was founded in February 1997 to deliver email hosting solutions to Internet service providers, web hosting companies, web portals and corporations. From its inception to October 1997, Critical Path's operating activities related primarily to the planning and development of our proprietary technological solution, recruitment of personnel, raising of capital and purchase of operating assets. Critical Path initiated its email hosting service in October 1997. We have since continued to make investments to improve the quality of our service. In December 1997, we enhanced our initial service offering, a hosting service based on Post Office Protocol 3, with the addition of a web mail interface. Post Office Protocol 3 is a standard protocol for receiving email commonly referred to "POP3". In January 1999, we enhanced service with the addition of an offering based on the Lightweight Directory Access Protocol, or LDAP, a directory software protocol. In early 1999, we intend to further enhance our service offering with the inclusion of IMAP4. IMAP4 is a new hosting service based on the Internet Message Access Protocol, a standard protocol for accessing and storing email from a user's server. At March 31, 1999, Critical Path had approximately 250 customers.

We derive substantially all of our revenues through the sale of email hosting services. Our service revenues are derived primarily from contractual relationships which provide for revenues on a per mailbox basis. These contracts are typically one to three years in length. Agreements with some of our customers require minimum performance standards regarding the availability and response time of our email services. If we fail to meet these standards, our customers could terminate their relationships with us and we could be subject to contractual monetary penalties. Service revenues are recognized and billed on a monthly basis as the service is performed.

We expect to expand our operations and employee base, including our sales, marketing, technical, operational and customer support resources. In particular, we intend to expand our sales force to deliver our email outsourcing services to customers in our four target markets: ISPs, web hosting companies, web portals and corporations. We also intend to further develop new and existing strategic relationships to expand our distribution channels and to undertake joint product development and marketing efforts.

We intend to develop worldwide sales offices and data centers. We currently have sales offices in the United States, Germany and the United Kingdom, and we expect to open additional data centers in the United States and Europe during the current fiscal year.

Future investments in technology may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies.

During 1998, we recorded aggregate unearned compensation totaling approximately $19.9 million in connection with certain sales of stock and the grant of certain options to employees, directors and consultants. This amount is being amortized over the four-year vesting period of the related options. These options were issued to create incentives for continued performance. Of the total unearned compensation, approximately $366,000, $217,000, $269,000 and $1.7 million were amortized in the quarters ended March 31, June 30, September 30, and December 31, 1998, respectively. In January and March 1999, we granted options resulting in an additional $18.1 million of unearned compensation. Amortization of unearned compensation for the first quarter of 1999 was approximately $3.7 million. We expect aggregate per quarter amortization related to unearned compensation of between $4.9 million and $4.0 million during 1999, between $3.2 million and $2.1 million during 2000, between $1.7 million and $1.0 million during 2001, and between $742,000 and $331,000 during 2002.

In January 1999, we entered into an agreement with ICQ, a subsidiary of America Online, Inc., pursuant to which we will provide email hosting services that will be integrated with ICQ's instant messaging service provided to ICQ's customers. The ICQ instant messaging service is designed to allow users to communicate in real time over the Internet. As part of the agreement, ICQ agreed to provide sub-branded advertising for us in exchange for a warrant to purchase 2,442,766 shares of common stock, issuable upon attainment of each of five milestones. We believe that this agreement will have a significant current and potential future impact on our results of operations. The following table summarizes the shares underlying each milestone and the related exercise price:

                                                          Shares
                                                        Underlying  Exercise
                                                          Warrant   Price
                                                        -------

Milestone 1......................................       814,254      $ 4.26
Milestone 2......................................       407,128        5.50
Milestone 3......................................       407,128        6.60
Milestone 4......................................       407,128        8.80
Milestone 5......................................       407,128       11.00
                                                      ---------
  Totals.........................................     2,442,766
                                                      =========

The shares underlying the first milestone were immediately vested on the effective date of the agreement. The shares underlying the remaining milestones vest on the dates that ICQ completes registration of the specified number of sub-branded ICQ mailboxes applicable to each milestone. Using the Black-Scholes option pricing model and assuming a term of seven years and expected volatility of 90%, the initial fair value of the warrant on the effective date of the agreement approximated $16.5 million, which is being amortized to advertising expense using the straight-line method over four years. The shares underlying the second through fifth milestones will be remeasured at each subsequent reporting date until each sub-branded ICQ mailbox registration threshold is achieved. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, such increases or decreases will be recognized immediately, in the event the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term. We expect to incur substantial non-cash charges associated with the grant of the warrant to America Online. In addition to amortization of the initial fair value of this warrant, which totaled $16.5 million, we expect that future changes in the trading price of our common stock at the end of each quarter and at the date certain milestones are achieved, will cause additional substantial changes in the ultimate amount of such amortization.

At March 31, 1999, none of the registration milestones specified within the ICQ warrant agreement had been achieved. Therefore, the shares underlying the second through fifth milestones of the ICQ warrant were remeasured using the closing price for our common stock on March 31, 1999 of $77 per share. This remeasurement resulted in an increase to the fair value of the warrant of $109.4 million, bringing the total fair value of the warrant to $125.9 million as of March 31, 1999. This revised fair value will be amortized ratably over four years, resulting in a quarterly amortization charge to advertising expense in the amount of $7.9 million beginning in the first quarter of 1999.
As noted, this charge is subject to substantial increase or decrease in future quarters based upon future changes in the trading price of our common stock.

We have incurred significant losses since our inception, and as of March 31, 1999 had an accumulated deficit of approximately $30.1 million. We intend to invest heavily in sales and marketing, continued development of our network infrastructure and continued technology developments. We expect to continue to incur substantial operating losses for the foreseeable future.

In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results, including our gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At March 31, 1999, we had 182 employees, in comparison with 27 employees at March 31, 1998. We do not believe that our historical growth rates for revenue, expenses, or personnel are indicative of future results.

Results of Operations

The following table sets forth the historical results of our operations, expressed in absolute dollars and as a percentage of revenues, for the quarters ended March 31, 1999 and 1998.

                     (in thousands, except per share data)

                                                     Absolute Dollars                   Percentage of Revenues
                                           ---------------------------------     ---------------------------------
                                                    Three Months Ended                    Three Months Ended
                                           ---------------------------------     ---------------------------------
                                              March 31,          March 31,          March 31,          March 31,
                                                 1999               1998               1999               1998
                                           --------------     --------------     --------------     --------------
Net revenues (1)                                 $  1,049            $    70              100.0              100.0
Cost of net revenues (2)                           (2,360)               (82)             225.0              117.1
                                           --------------     --------------     --------------     --------------

          Gross profit (loss)                      (1,311)               (12)             125.0               17.1

Operating expenses:
     Research and development                       1,379                273              131.5              390.0
     Sales and marketing                            1,984                135              189.1              192.9
     General and administrative                     1,550                307              147.8              438.6
     Stock-based expenses                          11,657                443            1,111.2              632.9
                                           --------------     --------------     --------------     --------------
          Total operating expenses                 16,570              1,158            1,579.6            1,654.3
                                           --------------     --------------     --------------     --------------

Loss from operations                              (17,881)            (1,170)          (1,704.6)          (1,671.4)

Other income (expense):
     Interest and other income                        351                  -               33.5                  -
     Interest expense (3)                             (64)              (150)              (6.1)            (214.3)
                                           --------------     --------------     --------------     --------------
Net loss                                         $(17,594)           $(1,320)          (1,677.2)          (1,885.7)
                                           ==============     ==============     ==============     ==============

Net loss per share (basic and diluted)             $(2.51)            $(0.49)
                                           ==============     ==============

Shares used in per share computations               7,011              2,687
                                           ==============     ==============


(1)  Includes $106 and $ 0 of stock-based charges in 1999 and 1998, respectively
(2)  Includes $446 and $ 5 of stock-based charges in 1999 and 1998, respectively
(3)  Includes $16 and $119 of stock-based charges in 1999 and 1998, respectively



Net Revenues

Our revenues consist principally of fees we earn from providing email hosting services. Payments for such services are based either on contractual rates per active mailbox per month, non-refundable fixed payments, or a percentage of the email advertising revenues earned by our customers. Revenues from contracts specifying a contractual rate per active mailbox per month are recognized monthly for each active mailbox covered by the respective contract. Revenues from contracts that provide non-refundable fixed payments are not dependent upon the active number of mailboxes, and are therefore recognized ratably over the contract term. Revenues based upon a percentage of the email advertising revenues generated by customers are recognized when such revenues are earned and reported by the customer.

During the quarter ended March 31, 1999, our revenues were $1,049,000, an increase of $979,000 over the corresponding quarter of 1998. This increase in revenues resulted from a substantial increase in the number of mailboxes we hosted during the quarter ended March 31, 1999, in comparison with the corresponding quarter of 1998. At March 31, 1999, we hosted approximately 1.4 million active mailboxes. At March 31, 1998, by comparison, we hosted approximately 25,000 mailboxes. For the quarter ended March 31, 1999, we earned revenues of $ 0.32 per mailbox for the weighted average of active mailboxes hosted during the quarter.

In connection with certain customer contracts executed in 1998, we granted warrants or options to purchase Series B Convertible Preferred Stock to such customers. The fair value of such warrants or options, determined using the Black-Scholes option pricing model, has been recognized ratably as a sales discount over the terms of the respective agreements. Amortization of this discount amounted to $106,000 during the quarter ended March 31, 1999. As the customer contracts were executed after March 31, 1998, there was no such amortization in the first quarter of 1998.

In early 1998, we executed agreements with E*TRADE, an on-line brokerage services company, and Verio, a web hosting organization, pursuant to which we derived revenue for providing email services. During the quarter ended, E*TRADE and Verio accounted for approximately 48% and 32%, respectively, of our net revenues, excluding the value of stock purchase rights received by customers. For the entirety of 1998, E*TRADE and Verio accounted for approximately 62% and 30%, respectively, of our net revenues excluding the value of stock purchase rights received by customers.

Cost of Net Revenues

Cost of net revenues consists principally of costs incurred in the delivery and support of our email services, including depreciation of capital equipment used in our network infrastructure and personnel costs in our operations and customer support functions. During the quarter ended March 31, 1999, these costs were $2,360,000, or 225% of net revenues, in comparison with costs of $82,000, or 117% of net revenues, for the corresponding quarter of 1998 . We have made significant acquisitions of equipment for our data centers over the past nine months, and as a result our depreciation expense of networking equipment in the first quarter of 1999 increased substantially in comparison with the first quarter of 1998. Additionally, we have significantly increased our staffing in operations and customer support over the past year, and consequently compensation and other personnel costs were higher in the current fiscal year. From January 1, 1999 to March 31, 1999, our operations and customer support staff increased from 25 employees to 50 employees. At March 31, 1998, we had five employees on staff in operations and customer support functions.

Operating Expenses

Research and Development. Our research and development expenses consist
------------------------
principally of compensation for our technical staff, payments to outside contractors, and, to a lesser extent, related overhead. We expense research and development expenses as they are incurred. Research and development expenses amounted to $1.4 million, or 132% of net revenues, during the first quarter of 1999, and increased substantially from the corresponding quarter of 1998 due to our increases in personnel and use of outside contractors. From January 1, 1999 to March 31, 1999, our research and development staff increased from 27 employees to 52 employees. At March 31, 1998, we had 15 employees on staff in research and development functions.

Sales and Marketing.  Our sales and marketing expenses consist principally of
-------------------
compensation for our sales and marketing personnel, advertising, trade show and other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expense during the quarter ended March 31, 1999, amounted to $2.0 million, or 189% of net revenue. Increases in marketing and promotional expenses, incentive compensation payments to sales personnel, and increases in compensation associated with additional headcount accounted for the increase to sales and marketing expense during the first quarter of 1999 in comparison with the corresponding quarter of 1998. From January 1, 1999 to March 31, 1999, our sales and marketing staff increased from 30 employees to 61 employees. At March 31, 1998, we had three employees on staff in sales and marketing functions.

General and Administrative. Our general and administrative expenses consist
---------------------------
principally of compensation for personnel, fees for outside professional services, allocated occupancy costs and, to a lesser extent, related overhead. General and administrative expenses amounted to $1.6 million, or 148% of net revenues, during the first quarter of 1999, and increased substantially in comparison with the corresponding quarter in 1998. This increase was due primarily to increases in compensation associated with additional headcount, higher fees for outside professional services, and higher occupancy costs. From January 1, 1999 to March 31, 1999, our general and administrative staff increased from 11 employees to 19 employees. At March 31, 1998, we had four employees on staff in general and administrative functions.

Stock-Based Expenses
--------------------
During 1998, we recorded aggregate unearned compensation in the amount of $19.9 million in connection with the grant of certain stock options during 1998. In the first quarter of 1999, we recorded an additional $18.1 million of unearned compensation related to the grant of stock options in the months of January 1999 and March 1999. Amortization of such compensation amounted to approximately $3.7 million during the first quarter of 1999. Approximately $400,000 of this amount was allocated to Cost of Revenues and approximately $3.3 million was allocated to Operating Expenses during the quarter.

Additionally, we incurred stock-based expenses for warrants we granted to ICQ, a subsidiary of AOL, and to one other strategic partner. Amortization of the fair value of these warrants resulted in stock-based expenses of approximately $8.4 million during the first quarter of 1999. As noted in the Overview section, quarterly amortization associated with the ICQ warrant is subject to substantial increase or decrease in future quarters based upon future changes in the trading price of our common stock.

Interest and Other Income and Interest Expense
----------------------------------------------
Interest and other income consist primarily of interest earnings on our cash and cash equivalents. Interest and other income amounted to $351,000 during the first quarter of 1999. We concluded private placements of equity securities in April 1998, September 1998, and January 1999. As a result, interest income increased significantly during the first quarter of 1999 in comparison with previous periods due to higher cash balances available for investment. During the first quarter of 1999, we incurred interest expense on capital lease obligations in the amount of $64,000. In the corresponding quarter of 1998, we incurred interest expense of $150,000, of which $119,000 related to the amortization of stock-based charges and the remainder to interest payments on notes payable and capital obligations.

Income Taxes
------------
No provision for federal and state income taxes has been recorded as we have incurred net operating losses from inception through March 31, 1999. As of March 31, 1999, we had approximately $14 million of federal and state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2005. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. For example, the amount of net operating losses that we may utilize in any one year would be limited in the presence of a cumulative ownership change of more than 50% over a three year period. Because there is significant doubt as to whether we will realize any benefit from this deferred tax asset, we have established a full valuation allowance as of March 31, 1999.

Fluctuations in Quarterly Results

We have incurred operating losses since inception, and we cannot be certain that we will achieve profitability on a quarterly or annual basis in the future. Critical Path believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including, but not limited to:

 . continued growth of the Internet and of email usage;

 . demand for outsourced email services;

 . our ability to attract and retain customers and maintain customer satisfaction;

 . our ability to upgrade, develop and maintain our systems and infrastructure;

 . the amount and timing of operating costs and capital expenditures relating to expansion of our business and infrastructure;

 . technical difficulties or system outages;

 . the announcement or introduction of new or enhanced services by our competitors;

 . our ability to attract and retain qualified personnel with Internet industry expertise, particularly sales and marketing personnel;

 . the pricing policies of our competitors;

 . movement in the trading price of our common stock, to the extent such movement causes changes in the remeasurement of the fair value of the shares underlying the ICQ warrant;

 . failure to increase our international sales; and

 . governmental regulation surrounding the Internet and email in particular.

In addition to the factors set forth above, our operating results will be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with the employees and non-employees. In particular, we expect to incur substantial non-cash charges associated with the grant of a warrant to America Online. In addition to amortization of the initial fair value of this warrant, which totaled $16.5 million, we expect that future changes in the trading price of our common stock at the end of each quarter and at the date certain milestones are achieved, will cause additional substantial changes in the ultimate amount of such amortization.

Due to lead times required to purchase, install and test equipment, we typically need to purchase equipment well in advance of the receipt of any expected revenues. Delays in obtaining this equipment could result in unexpected revenue shortfalls.

Liquidity and Capital Resources

Our cash and cash equivalents increased by approximately $7.8 million during the quarter ended March 31, 1999. This net change occurred as we raised approximately $13.8 million in proceeds from the sale of equity securities, net of issuance costs, and used $4.6 million in cash to fund operating activities. Increased personnel costs and expanded sales and marketing programs were the primary causes of our increased operating expenses during the first quarter of 1999. Net of depreciation, our investment in property and equipment increased approximately $3.1 million during the quarter ended March 31, 1999. Installation of network infrastructure equipment in our data centers, purchases of furniture and equipment for new employees, and leasehold improvements related to office expansions accounted for this increase.

We have a credit agreement with a bank which provides a line of credit for working capital advances of up to $1.0 million. There were no borrowings under this line of credit as of March 31, 1999. Outstanding borrowings accrue interest at a rate equal to the bank's prime rate plus 2.0%. Capital lease obligations, including both short-term and long-term portions, increased approximately $2.6 million, net of principal repayments, during the quarter ended March 31, 1999 as we secured financing for a substantial share of our additions to property and equipment. Deferred revenue decreased $500,000 during the quarter as we recognized into revenue a payment we had previously received from one customer as an advance for future service. Our line of credit and capital lease obligations contain no provisions that would limit our future borrowing ability.

In January 1999 we completed the second round of the Series B Convertible Preferred Stock financing through the issuance of approximately 3.2 million shares, including 454,544 shares issued pursuant to outstanding stock purchase rights, for gross proceeds of $13.6 million. Also in January 1999, we sold 1,090,909 shares of common stock for gross proceeds of $2.4 million. In April 1999, we received approximately $115.5 million in net proceeds upon the closing of our initial public offering of common stock.

We believe that our current cash balances, proceeds from the April closing of our initial public offering of common stock, and cash available under our line of credit will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We anticipate that further expansion of our operations will cause us to incur negative cash flows on a short-term basis, and therefore require us to consume our cash and other liquid resources to support our growth in operations.

However, our operating and investing activities on a long-term basis may require us to obtain additional equity or debt financing. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products, or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products, and technologies. In order to consummate potential acquisitions, we may need additional equity or debt financings in the future.

Net of depreciation, our investment in property and equipment increased approximately $3.1 million during the first quarter of 1999. Installation of network infrastructure equipment in our data center, purchases of furniture and equipment for new employees, and leasehold improvements related to office expansions accounted for this increase. We expect that our investment in property and equipment will continue to grow as we seek to increase our capacity to provide email hosting services.

Year 2000 Issues

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations for any company using such computer programs or hardware, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. As a result, many companies' computer systems may need to be upgraded or replaced in order to avoid "Year 2000" issues.

We are a comparatively new enterprise, and, accordingly, the software and hardware we use to manage our business has all been purchased or developed by us within the past 24 months. While this fact pattern does not uniformly protect us against Year 2000 exposure, we believe we gain some mitigation from the fact that the information technology ("IT") we use to manage our business is not based upon "legacy" hardware and software systems. "Legacy system" is a term often used to describe hardware and software systems which were developed in previous decades when there was less awareness of Year 2000 issues. Generally, hardware and software design within the current decade and the past several years in particular has given greater consideration to Year 2000 issues. All of the software code we have internally developed to manage our network traffic, for example, is written with four digits to define the applicable year.

We are in the process of testing our internal IT and non-IT systems. To date, we have only completed preliminary testing of our internally developed IT and non-IT systems. All of the testing we have completed has been performed by our own personnel; to date, we have not retained any outside service or consultants to test or review our systems for Year 2000 compliance. Based on the testing we have performed, we believe that this software is Year 2000 compliant. We are designing our systems to be Year 2000 compliant, and will continue to test these systems as development of these systems progresses.

In addition to our internally developed software, we utilize software and hardware developed by third parties both for our network and internal information systems. To date, we have not done any testing of such third-party software or hardware to determine Year 2000 compliance. We have, however, obtained certifications from our key suppliers of hardware and networking equipment for our data centers that such hardware and networking equipment is Year 2000 compliant. Additionally, we have received assurances from the providers of key software applications for our internal operations that their software is Year 2000 compliant. Based upon an initial evaluation of our broader list of software and hardware providers, we are aware that all of these providers are in the process of reviewing and implementing their own Year 2000 compliance programs, and we will work with these providers to address the Year 2000 issue and continue to seek assurances from them that their products are Year 2000 compliant.

In addition, we rely on third party network infrastructure providers to gain access to the Internet. If such providers experience business interruptions as a result of their failure to achieve Year 2000 compliance, our ability to provide Internet connectivity could be impaired, which could have a material adverse effect on our business, results of operations and financial condition.

Our customers' success in maintaining Year 2000 compliance is also significant to our ability to generate revenues and execute our business plan. We currently derive revenue either by charging a fixed fee per month for each mailbox we host, or by sharing advertising revenues with our customers. In either case, interruptions in our customers' services and on-line activities caused by Year 2000 problems could have a material, adverse effect on our revenues to the extent that such interruptions limit or delay our customers' ability to expand their base of email users.

We have not incurred any significant expenses to date, and we do not anticipate that any future costs associated with our Year 2000 remediation efforts will be material. However, if we, our customers, our providers of hardware and software, or our third party network providers fail to remedy any Year 2000 issues, our service could be interrupted and we could experience a material loss of revenues that could have a material, adverse effect on our business, results of operations, and financial condition. We would consider such an interruption to be the most reasonably likely unfavorable result of any failure by us, or failure by the third parties upon whom we rely, to achieve Year 2000 compliance. Presently, we believe we are unable to reasonably estimate the duration and extent of any such interruption, or quantify the effect it may have on our future revenues. We have yet to develop a comprehensive contingency plan to address the issues which could result from such an event. We are prepared to develop such a plan if our ongoing assessment leads us to conclude we have significant exposure based upon the likelihood of such an event.

Recent Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Critical Path does not expect that the adoption of SOP No. 98-1 will have a material impact on its consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Critical Path is required to adopt SFAS 133 in fiscal 2000. SFAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Critical Path has not yet determined what the effect of SFAS 133 will be on its operations and financial position.

Factors Affecting Future Operating Results
------------------------------------------

Because we have a limited operating history, it is difficult to evaluate our business and we may face various risks, expenses and difficulties associated with early stage companies

Because we have only a limited operating history upon which you can evaluate our business and prospects, you should consider the risks, expenses and difficulties that we may encounter when making your investment decision. These risks include our ability to:

 . acquire businesses and technologies;

 . expand our sales and marketing activities;

 . create and maintain strategic relationships;

 . expand our customer base and retain key clients;

 . introduce new services;

 . manage growing operations;

 . compete in a highly competitive market;

 . upgrade our systems and infrastructure to handle any increases in messaging traffic;

 . reduce service interruptions; and

 . recruit and retain key personnel.


We expect that our operating expenses will increase as we spend resources on building our business, and that this increase may have a negative effect on our operating results and financial condition

We have spent heavily on technology and infrastructure development. We expect to continue to spend substantial financial and other resources on developing and introducing new email service offerings, and expanding our sales and marketing organizations, strategic relationships and operating infrastructure. We expect that our cost of revenues, sales and marketing expenses, general and administrative expenses, operations and customer support expenses, and depreciation and amortization expenses will continue to increase in absolute dollars and may increase as a percent of revenues. If our revenues do not correspondingly increase, our operating results and financial condition could be negatively affected.

We have a history of losses, expect continuing losses and may never achieve profitability

We incurred net losses of approximately $1.1 million for the period from February 19, 1997 (inception) through December 31, 1997, $11.5 million for the year ended December 31, 1998, and $17.6 million for the period from January 1, 1999 to March 31, 1999. As of March 31, 1999, we had an accumulated deficit of approximately $30.1 million. We have not achieved profitability in any period, and we expect to continue to incur net losses for the foreseeable future. Should we continue to incur net losses in future periods, we may not be able to increase our number of employees or our investment in capital equipment, sales and marketing programs, and research and development in accordance with our present plans. Continuation of our net losses may also require us to secure additional financing sooner than anticipated. Such financing may not be available in sufficient amounts, or on terms acceptable to us, and may dilute existing shareholders. We may never obtain sufficient revenues to achieve profitability. If we do achieve profitability, we may not sustain or increase profitability in the future. This may, in turn, cause our stock price to decline.


Due to our limited operating history and the emerging nature of the email services market, our future revenues are unpredictable, and our quarterly operating results may fluctuate

We cannot accurately forecast our revenues as a result of our limited operating history and the emerging nature of the Internet-based email services market. Our revenues could fall short of our expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect our operating margins. A number of factors are likely to cause fluctuations in our operating results, including, but not limited to:

 . continued growth of the Internet in general and of email usage in particular;

 . demand for outsourced email services;

 . our ability to attract and retain customers and maintain customer satisfaction;

 . our ability to upgrade, develop and maintain our systems and infrastructure;

 . the amount and timing of operating costs and capital expenditures relating to expansion of our business and infrastructure;

 . technical difficulties or system outages;

 . the announcement or introduction of new or enhanced services by our competitors;

 . our ability to attract and retain qualified personnel with Internet industry expertise, particularly sales and marketing personnel;

 . the pricing policies of our competitors;

 . failure to increase our international sales; and

 . governmental regulation surrounding the Internet and email in particular.

In addition to the factors set forth above, our operating results will be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, we expect to incur substantial non-cash charges associated with the grant of a warrant to America Online. In addition to amortization of the initial fair value of this warrant, which totaled $16.5 million, we expect that future changes in the trading price of our common stock at the end of each quarter and at the date certain milestones are achieved, will cause additional substantial changes in the ultimate amount of such amortization.

Due to lead times required to purchase, install and test equipment, we typically need to purchase equipment well in advance of the receipt of any expected revenues. Delays in obtaining this equipment could result in unexpected revenue shortfalls. Small variations in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter.

Period-to-period comparisons of our operating results are not a good indication of our future performance. It is likely that our operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to decline.


Acquisitions could result in dilution, operating difficulties and other harmful consequences

  We expect that we will acquire or invest in businesses, products, services and technologies that complement or augment our service offerings and customer base. We are currently engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, we have not signed any definitive agreements and we cannot assure you that any of these discussions will result in actual acquisitions. To be successful, we will need to identify suitable acquisition candidates, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. We cannot assure you that we will be able to do this successfully. Acquisitions could divert our attention from other business concerns and could expose us to unforeseen liabilities. In addition, we may lose key employees while integrating any new companies.

  We expect that we will pay for some of our acquisitions by issuing additional common stock and this would dilute our shareholders. We may also use cash to make acquisitions. It may be necessary for us to raise additional funds through public or private financings. We cannot assure you that we will be able to raise additional funds at any particular point in the future or on terms that are favorable to us. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would materially increase our operating expenses.


If we fail to expand our sales and marketing activities, we may be unable to expand our business

Our ability to increase our revenues will depend on our ability to successfully recruit, train and retain sales and marketing personnel. As of March 31, 1999, we had 61 sales and marketing personnel. We plan to continue to invest significant resources to expand our sales and marketing organizations. Competition for additional qualified personnel is intense and we may not be able to hire and retain personnel with relevant experience. We have recently hired most of our sales and marketing personnel, including our Vice President of Sales, who joined us in November 1998.

The complexity and implementation of our Internet messaging services require highly trained sales and marketing personnel to educate prospective customers regarding the use and benefits of our services. Our current and prospective customers, in turn, must be able to educate their end-users. With our relatively brief operating history and our plans for expansion, we have considerable need to recruit, train, and retain qualified staff. Any delays or difficulties we encounter in these staffing efforts would impair our ability to attract new customers and to enhance our relationships with existing customers. This in turn would adversely impact the timing and extent of our revenues. Because the majority of our sales and marketing personnel have recently joined Critical Path and have limited experience working together, our sales and marketing organizations may not be able to compete successfully against bigger and more experienced sales and marketing organizations of our competitors. If we do not successfully expand our sales and marketing activities, our business could suffer and our stock price could decline.


Unplanned system interruptions and capacity constraints could reduce our ability to provide email services and could harm our business and our reputation

Our customers have in the past experienced some interruptions in our email service. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, unsolicited bulk email, or "spam," attacks and operating system failures. For example, in October 1998, our customers experienced a four-hour service interruption due to an operating system failure. Our revenues depend on the number of end-users who use our email services. Our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our systems or networks or reduce our ability to provide email services. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, our business and reputation could suffer dramatically.

We have entered into service agreements with some of our customers that require certain minimum performance standards, including standards regarding the availability and response time of our email services. If we fail to meet these standards, our customers could terminate their relationships with us and we could be subject to contractual monetary penalties. Any unplanned interruption of services may adversely affect our ability to attract and retain customers.


We depend on strategic relationships and other sales channels and the loss of any of our strategic relationships could harm our business and have an adverse impact on our revenue

We depend on our strategic relationships to expand our distribution channels and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon marketing our services through new and existing strategic relationships. We have entered into written agreements with ICQ, a subsidiary of America Online, Inc., E*TRADE Group, Inc., Network Solutions, Inc., Sprint Communications Company L.P. and US West Communications Services, Inc., among others. We depend on a broad acceptance of outsourced email services on the part of potential partners and acceptance of us as the supplier for these outsourced email services. We also depend on joint marketing and product development through our strategic relationships to achieve market acceptance and brand recognition. For example, through our relationship with E*TRADE, we can conduct shared advertising campaigns and include our messaging services in E*TRADE's international strategic relationships. Our agreements with our strategic partners typically do not restrict them from introducing competing services and may be terminated by either party without cause. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon 30-120 days' notice. Most of the agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. If we lose any of our strategic relationships, fail to renew these agreements or relationships or fail to develop new strategic relationships, our business will suffer. The loss of any of our key strategic relationships would have an adverse impact on our current and future revenue. For example, E*TRADE accounted for approximately 62% of our 1998 net revenues, excluding the value of stock purchase rights received by E*TRADE, and TABNet, a wholly owned subsidiary of Verio, accounted for approximately 30% of our 1998 net revenues. In addition to our strategic relationships, we also depend on the ability of our customers to sell and market our services to their end-users.


We have experienced rapid growth which has placed a strain on our resources and our failure to manage our growth could cause our business to suffer

We recently began to expand our operations rapidly and intend to continue this expansion. The number of our employees increased from 17 on December 31, 1997 to 93 on December 31, 1998 and to 182 employees on March 31, 1999. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. To manage any further growth, we will need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure by us to properly manage these system and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to continue the expansion of our operations and employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel.

In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer.


We may not be able to respond to the rapid technological change of the Internet messaging industry

The Internet messaging industry is characterized by rapid technological change, changes in user and customer requirements and preferences and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing email and messaging services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of our prospective customers. If we don't properly identify the feature preferences of prospective customers, or if we fail to deliver email features which meet the standards of these customers, our ability to market our service successfully and to increase our revenues could be impaired. The development of proprietary technology and necessary service enhancements entail significant technical and business risks and require substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also not be able to use new technologies effectively or adapt our services to customer requirements or emerging industry standards. If we cannot, for technical, legal, financial or other reasons, adapt or respond in a cost-effective and timely manner to changing market conditions or customer requirements, our business and operating results would suffer.


If our system security is breached, our business and reputation could suffer

A fundamental requirement for online communications is the secure transmission of confidential information over public networks. Third parties may attempt to breach our security or that of our customers. If they are successful, they could obtain our customers' confidential information, including our customers' profiles, passwords, financial account information, credit card numbers or other personal information. We may be liable to our customers for any breach in our security and any breach could harm our reputation. We rely on encryption technology licensed from third parties. Although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach. Our failure to prevent security breaches may have a material adverse effect on our business and operating results.


We depend on broad market acceptance for outsourced Internet-based email service

The market for outsourced Internet-based email service is new and rapidly evolving. Concerns over the security of online services and the privacy of users may inhibit the growth of the Internet and commercial online services. We cannot estimate the size or growth rate of the potential market for our service offerings, and we do not know whether our service will achieve broad market acceptance. To date, substantially all of our revenues have been derived from sales of our email service offerings and we currently expect that our email service offerings will account for substantially all of our revenues for the foreseeable future. We depend on the widespread acceptance and use of outsourcing as an effective solution for email. If the market for outsourced email fails to grow or grows more slowly than we currently anticipate, our business would suffer dramatically.


We expect the email services market will be very competitive and we will need to compete successfully in this market

We expect that the market for Internet-based email service will be intensely competitive. In addition to competing with companies that develop and maintain in-house solutions, we compete with email service providers, such as USA.NET, Inc., and iName, and with product-based companies, such as Software.com, Inc. and Lotus Development Corporation. We believe that competition will increase and that companies such as Microsoft Corporation and Netscape Communications Corp., which currently offer email products primarily to Internet service providers who provide access to the Internet, web hosting companies, World Wide Web sites intended to be major starting site for users when they connect to the Internet, commonly referred to as web portals, and corporations, may leverage their existing relationships and capabilities to offer email services.

We believe competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Further, any delays in the general market acceptance of the email hosting concept would likely harm our competitive position. Any such delay would allow our competitors additional time to approve their service or product offerings, and also provide time for new competitors to develop email service solutions and solicit prospective customers within our target markets.
Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our business to suffer.


A limited number of customers account for a high percentage of our revenues, and the loss of a major customer or failure to attract new customers could harm our business

In 1998, E*TRADE accounted for approximately 62% and TABNet, a wholly owned subsidiary of Verio, accounted for approximately 30% of our net revenues, excluding the value of stock purchase rights received by customers. In the first quarter of 1999, E*TRADE accounted for approximately 48% and TABNet accounted for approximately 32% of our net revenues, excluding the value of stock purchase rights received by customers. We expect that sales of our services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers in our target markets. The loss of a major customer or our inability to attract new customers could have a material adverse effect on our business. Our agreements with our customers have terms of one to three years with automatic one-year renewals and can be terminated without cause upon 30-120 days' notice.


If we do not successfully address service design risks, our reputation could be damaged and our business and operating results could suffer

We must accurately forecast the features and functionality required by target customers. In addition, we must design and implement service enhancements that meet customer requirements in a timely and efficient manner. We may not successfully determine customer requirements and we may be unable to satisfy customer demands. Furthermore, we may not be able to design and implement a service incorporating desired features in a timely and efficient manner. In addition, if any new service we launch is not favorably received by customers and end-users, our reputation could be damaged. If we fail to accurately determine customer feature requirements or service enhancements or to market services containing such features or enhancements in a timely and efficient manner, our business and operating results could suffer materially.


We need to upgrade our systems and infrastructure to accommodate increases in email traffic

We must continue to expand and adapt our network infrastructure as the number of users and the amount of information they wish to transmit increases, and as their requirements change. The expansion and adaptation of our network infrastructure will require substantial financial, operational and management resources. Due to the limited deployment of our services to date, the ability of our network to connect and manage a substantially larger number of customers at high transmission speeds is unknown, and we face risks related to the network's ability to operate with higher customer levels while maintaining expected performance.

As the frequency and complexity of messaging increases, we will need to make additional investments in our infrastructure, which may be expensive. In addition, we may not be able to accurately project the rate or timing of email traffic increases or upgrade our systems and infrastructure to accommodate future traffic levels. We may also not be able to achieve or maintain a sufficiently high capacity of data transmission as customer usage increases. Customer demand for our services could be greatly reduced if we fail to maintain high capacity data transmission. In addition, as we upgrade our network infrastructure to increase capacity available to our customers, we are likely to encounter equipment or software incompatibility which may cause delays in implementations. We may not be able to expand or adapt our network infrastructure to meet additional demand or our customers' changing requirements in a timely manner or at all. If we fail to do so, our business and operating results could suffer materially.


If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer

We intend to continue to expand into international markets and to spend significant financial and managerial resources to do so. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. At present, we have a subsidiary in Germany, and we have plans to commence operations in the United Kingdom and in Asia within the next twelve months. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

 . unexpected changes in regulatory requirements;

 . difficulties and costs of staffing and managing international operations;

 . differing technology standards;

 . difficulties in collecting accounts receivable and longer collection periods;

 . political and economic instability;

 . fluctuations in currency exchange rates;

 . imposition of currency exchange controls;

 . potentially adverse tax consequences; and

 . reduced protection for intellectual property rights in certain countries.

Any of these factors could adversely affect our international operations and, consequently, our business and operating results. Specifically, failure by us to successfully manage our international growth could result in higher operating costs than anticipated, or could delay or preclude altogether our ability to generate revenues in key international markets.


Because we provide our email messaging services over the Internet, our business could suffer if efficient transmission of data over the Internet is interrupted

The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing the Internet and transmitting data over the Internet. To date we have not experienced a significant adverse effect from these interruptions. However, because we provide email messaging services over the Internet, interruptions or delays in Internet transmissions will adversely affect our customers' ability to send or receive their email messages. We rely on the speed and reliability of the networks operated by third parties. Therefore, our market depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

We depend on telecommunications network suppliers such as MCI WorldCom and Sprint to transmit email messages across their networks. In addition, to deliver our services, we rely on a number of public and private peering interconnections, which are arrangements among access providers to carry traffic of each other. If these providers were to discontinue these arrangements, and alternative providers did not emerge or were to increase the cost of providing access, our ability to transmit our email traffic would be reduced. If we were to increase our current prices to accommodate any increase in the cost of providing access, it could negatively impact our sales. If we did not increase our prices in response to rising access costs, our margins would be negatively affected. Furthermore, if additional capacity is not added as traffic increases, our ability to distribute content rapidly and reliably through these networks will be adversely affected.


If we encounter system failure, we may not be able to provide adequate service and our business and reputation could be damaged

Our ability to successfully receive and send email messages and provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Substantially all of our computer and communications systems are located in Palo Alto and San Francisco, California and Laurel, Maryland. Our systems and operations are vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. The occurrence of any of the foregoing risks could subject us to contractual monetary penalties if we fail to meet our minimum performance standards, and could have a material adverse effect on our business and operating results and damage our reputation.


We must recruit and retain our key employees to expand our business

Our success depends on the skills, experience and performance of our senior management and other key personnel, many of whom have worked together for only a short period of time. For example, our Chief Executive Officer, Chief Financial Officer, Vice President of Sales and Vice President and Chief Information Officer have joined us within the past six months. The loss of the services of any of our senior management or other key personnel, including our founder, David Hayden, and our President and Chief Executive Officer, Douglas Hickey, could materially and adversely affect our business. We do not have long-term employment agreements with any of our senior management and other key personnel. Our success also depends on our ability to recruit, retain and motivate other highly skilled sales and marketing, technical and managerial personnel. Competition for these people is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In particular, we may not be able to hire a sufficient number of qualified software developers for our email services. If we fail to retain and recruit necessary sales and marketing, technical and managerial personnel, our business and our ability to develop new services and to provide acceptable levels of customer service could suffer.


Unknown software defects could disrupt our services, which could harm our business and reputation

Our service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. Although we conduct extensive testing, we may not discover software defects that affect our new or current services or enhancements until after they are deployed. Although we have not experienced any material software defects to date, it is possible that, despite testing by us, defects may occur in the software. These defects could cause service interruptions, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could cause our business to suffer.


We may need additional capital and raising additional capital may dilute existing shareholders

We believe that our existing capital resources, including the anticipated proceeds of our recent public offering of common stock, will enable us to maintain our current and planned operations for at least the next 12 months. However, we may be required to raise additional funds due to unforeseen circumstances. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders.

We may not be able to protect our intellectual property and proprietary rights

We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and partners to protect our proprietary rights. Despite our precautions, unauthorized third parties may copy certain portions of our services or reverse engineer or obtain and use information that we regard as proprietary. End-user license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. The status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We have one patent pending in the United States and we may seek additional patents in the future. We do not know if our patent application or any future patent application will be issued with the scope of the claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology.

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against us. Although we have not received notice of any alleged infringement, we cannot be certain that our products do not infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business.


We may need to license third party technologies and we face risks in doing so

We also intend to continue to license certain technology from third parties, including our web server and encryption technology. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our services. These third-party in-licenses may expose us to increased risks, including risks with the integration of new technology, the diversion of resources from the development of our own proprietary technology, our inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs. Our inability to obtain any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. Any such delays in services could cause our business and operating results to suffer.


Our stock has been volatile and we expect this volatility will continue

Our stock price has been highly volatile since our initial public offering on March 29, 1999. We expect that this volatility will continue in the future due to factors such as:

 . actual or anticipated fluctuations in our results of operations;

 . changes in or failure by us to meet securities analysts' expectations;

 . announcements of technological innovations;

 . introduction of new services by us or our competitors;

 . developments with respect to intellectual property rights;

 . conditions and trends in the Internet and other technology industries;
   and

 . general market conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies. These broad market fluctuations may result in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect upon our business and operating results.

Governmental regulation and legal uncertainties could impair the growth of the Internet and decrease demand for our services or increase our cost of doing business

Although there are currently few laws and regulations directly applicable to the Internet and commercial email services, a number of laws have been proposed involving the Internet, including laws addressing user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online email may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.
The adoption of any additional laws or regulations may impair the growth of the Internet or commercial online services which could decrease the demand for our services and increase our cost of doing business, or otherwise harm our business and operating results. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.


If we do not adequately address "Year 2000" issues, we may incur significant costs and our business could suffer

The Year 2000 issue is the result of computer programs and embedded hardware systems having been developed using two digits rather than four to define the applicable year. These computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. As a result, many companies' computer systems may need to be upgraded or replaced in order to comply with the "Year 2000." We are in the process of testing our internally developed software. Many of our customers maintain their Internet operations on commercially available operating systems, which may be impacted by Year 2000 complications. In addition, we rely on third-party vendors for certain software and hardware included within our services, which may not be Year 2000 compliant. Failure of our internal computer systems or third-party equipment or software, or of systems maintained by our suppliers, to operate properly with regard to the year 2000 and thereafter could require us to incur significant unanticipated expenses to remedy any problems and could cause system interruptions and loss of data. Any of these events could harm our reputation, business and operating results. We have not yet developed a comprehensive contingency plan to address the issues that could result from Year 2000 complications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issues."


We may have liability for Internet content, and we may not have adequate liability insurance

As a provider of email services, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via email. We do not and cannot screen all of the content generated by our users, and we could be exposed to liability with respect to this content. Furthermore, some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

Although we carry general liability and umbrella liability insurance, our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There is also a risk that single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Should either of these risks occur, capital contributed by our shareholders may need to be used in order to settle claims. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our reputation and our business and operating results, or could result in the imposition of criminal penalties.

Future sales of our common stock may depress our stock price

Upon the closing of our initial public offering of common stock, we had approximately 34.3 million shares of common stock outstanding. All 4.5 million shares sold in the initial public offering are freely tradable. The remaining
29.8 million shares of common stock outstanding after the initial public offering are subject to lock-up agreements that prohibit the sale of the shares for 180 days after the date public trading of our shares commenced. Immediately following the 180-day lockup period, approximately 26.6 million shares which were outstanding at the close of the initial public offering will become available for sale. The remaining shares of our common stock will become available at various times thereafter upon the expiration of one-year holding periods. Sales of a substantial number of shares of common stock in the public market after this offering or after the expiration of the lockup and the holding periods could cause the market price of our common stock to decline. In May 1999, we filed a registration statement with the SEC to register an additional 4,000,000 shares of Common Stock, including 3,000,000 to be sold by Critical Path. All of these 4,000,000 shares will, when sold, be freely tradeable unless purchased by our affiliates.

    ITEM 3  --  QUANTITATIVE AND QUALITATIVE DISCLOSURE
                ABOUT MARKET RISK


Not Applicable.

                          PART 2 -- OTHER INFORMATION


ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-71499) relating to Company's initial public offering of its Common Stock, was March 26, 1999. A total of 5,175,000 shares of the Company's Common Stock were sold to an underwriting syndicate, which was managed by BancBoston Robertson Stephens, Hambrecht & Quist, Dain Rauscher Wessels, and FAC/Equities. The offering commenced and was completed on March 29, 1999, at a price of $24.00 per share. The initial public offering resulted in gross proceeds to the Company of $124.2 million, $8.7 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $1.4 million. The Company's net proceeds from the offering were $115.5 million, all of which were deposited into the Company's accounts in April 1999 following the close of the offering. As of March 31, 1999, none of the offering proceeds had been received or applied by the Company.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits


     27.1     Financial Data Schedule


     b)  Reports on Form 8-K

         No reports on Form 8-K were filed in this quarter.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 11, 1999
                                      CRITICAL PATH, INC.



                                      by:   /s/   David A. Thatcher
                                      -----------------------------------
                                      David A. Thatcher
                                      Chief Financial Officer (Duly Authorized
                                      Officer and Principal Financial Officer)

                              CRITICAL PATH, INC.

                                   EXHIBITS
                               TABLE OF CONTENTS



             Exhibit No.  Description
             ----------   -----------

              27.1        Financial Data Schedule