Form 10-Q
period 1999-06-30
CRITICAL PATH INC
filed 1999-08-16
CIK 1060801

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 1999
                               -------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _____________________ to _____________________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               [X] Yes [_] No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

As of June 30, 1999, the Company had outstanding 38,156,462 shares of Common Stock, $ 0.001 par value per share.

                              CRITICAL PATH, INC.
                                     INDEX

                                                                        Page
                                                                        ----
Part I.  Financial Information

  Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets: June 30, 1999
         and December 31, 1998                                             3

         Condensed consolidated statements of operations: Three
         and six months ended June 30, 1999 and 1998                       4

         Condensed consolidated statements of cash flows: Six
         months ended June 30, 1999 and 1998                               5

         Notes to condensed consolidated financial statements:
         June 30, 1999                                                   6-8

  Item 2.  Management's discussion and analysis of financial
         condition and results of operations                            9-32

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk     33

Part II. Other Information

  Item 2.  Changes in Securities and Use of Proceeds                      34

  Item 6.  Exhibits and Reports on Form 8-K                               34

Signature                                                                 35

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                              CRITICAL PATH, INC.
                     Condensed Consolidated Balance Sheets
                                  (unaudited)
                     (in thousands, except per share data)

                                                                                   June  30,                 Dec. 31,
                                                                                     1999                      1998
                                                                                   ---------                 --------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $ 244,340                 $ 14,791
     Restricted cash                                                                     325                      325
     Accounts receivable, net                                                          1,815                      121
     Prepaid expenses and other current assets                                         6,986                      138
                                                                                   ---------                 --------
          Total current assets                                                       253,466                   15,375
Notes receivable from officers                                                           700                      500
Intangibles, net                                                                      19,050                        -
Investments                                                                           17,489                        -
Furniture and equipment, net                                                          15,629                    4,687
Other assets                                                                             238                      101
                                                                                   ---------                 --------
                                                                                   $ 306,572                 $ 20,663
                                                                                   =========                 ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                      $   2,971                 $    423
     Accrued compensation and benefits                                                   888                      426
     Deferred revenue                                                                      -                      500
     Capital lease obligations, current                                                3,274                    1,502
                                                                                   ---------                 --------
          Total current liabilities                                                    7,133                    2,851
Capital lease obligations, long-term                                                   4,717                    2,454
                                                                                   ---------                 --------
          Total liabilities                                                           11,850                    5,305
                                                                                   ---------                 --------
Contingencies (Note 8)
Shareholders' equity:
     Series A Convertible Preferred Stock, $0.001 par value, -0- and
      13,288 shares authorized, -0- and 12,725 shares issued and outstanding               -                       13
     Series B Convertible Preferred Stock, $0.001 par value, -0- and
      10,000 shares authorized, -0- and 3,637 shares issued and outstanding                -                        4
     Common Stock, $0.001 par value, 150,000 and 38,636 shares
          authorized, 38,209 shares issued and outstanding (net of 53 treasury shares at a cost of $4.26) at June 30, 1999; 8,294 shares
          issued and outstanding at December 31, 1998                                     38                        8
    Additional paid-in capital                                                       435,435                   46,390
    Notes receivable from shareholders                                                (1,125)                  (1,151)
    Unearned compensation                                                           (107,665)                 (17,371)
    Unrealized gain on investments                                                    14,489                        -
    Accumulated deficit                                                              (46,450)                 (12,535)

        Total shareholders' equity                                                   294,722                   15,358
                                                                                   ---------                 --------
                                                                                   $ 306,572                 $ 20,663
                                                                                   =========                 ========

                            See accompanying notes

                              CRITICAL PATH, INC.
                Condensed Consolidated Statements of Operations
                                  (unaudited)
                     (in thousands, except per share data)

                                                            Three Months Ended                        Six Months Ended
                                                     -----------------------------------       ---------------------------------
                                                     June 30,  1999        June 30, 1998       June 30,  1999      June 30, 1998
                                                     --------------        -------------       --------------      -------------
Net revenues (1)                                     $        2,006        $          66       $        3,055      $         136
Cost of net revenues (2)                                     (3,977)                (230)              (6,337)              (312)
                                                     --------------        -------------       --------------      -------------
          Gross profit (loss)                                (1,971)                (164)              (3,282)              (176)
                                                     --------------        -------------       --------------      -------------
Operating expenses:
     Sales and marketing                                      3,219                  143                5,203                278
     Research and development                                 1,430                  404                2,809                677
     General and administrative                               2,691                  886                4,241              1,193
     Amortization of intangibles                                550                    -                  550                  -
     Stock-based expenses                                     8,162                  201               19,819                644
                                                     --------------        -------------       --------------      -------------
          Total operating expenses                           16,052                1,634               32,622              2,792
                                                     --------------        -------------       --------------      -------------

Loss from operations                                        (18,023)              (1,798)             (35,904)            (2,968)

Other income (expense):
     Interest income                                          1,882                   72                2,233                 72
     Interest expense (3)                                      (180)                 (25)                (244)              (175)
                                                     --------------        -------------       --------------      -------------
Net loss                                             $      (16,321)       $      (1,751)      $      (33,915)     $      (3,071)
                                                     --------------        -------------       --------------      -------------

Other comprehensive income, before tax:
          Unrealized gain on investment              $       14,489                   --       $       14,489                 --
                                                     --------------        -------------       --------------      -------------
Other comprehensive income, before tax               $       14,489                   --       $       14,489                 --
          Income tax effect                                      --                   --                   --                 --
                                                     --------------        -------------       --------------      -------------
Other comprehensive income, net of tax               $       14,489                   --       $       14,489                 --
                                                     --------------        -------------       --------------      -------------
Comprehensive income                                 $       (1,832)       $      (1,751)      $      (19,426)     $      (3,071)
                                                     ==============        =============       ==============      =============

Net loss per share (basic and diluted)               $        (0.49)       $       (0.50)      $        (1.70)     $       (0.99)
                                                     ==============        =============       ==============      =============

Weighted average shares (basic and diluted)Shares            32,977                3,530               19,994              3,109
                                                     ==============        =============       ==============      =============

Stock-based charges included in:
  (1)  Net revenues                                  $            -        $          20       $          106      $          20
  (2)  Cost of net revenues                          $          743        $          16       $       11,189      $          21
  (3)  Interest expense                              $          (16)       $         (10)      $          (32)     $        (129)

                            See accompanying notes

                              CRITICAL PATH, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)
                                (in thousands)

                                                                       Six Months Ended
                                                              -------------------------------
                                                                June 30,          June 30,
                                                                  1999              1998
                                                              -------------     -------------
Operating activities:
      Net loss                                                $     (33,915)    $      (3,071)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
      Provision for doubtful accounts                                    99                 -
      Depreciation and amortization                                   2,565               190
      Amortization of warrants and stock purchase rights             12,630               231
      Amortization of unearned compensation                           8,516               583
      Changes in  assets and liabilities, net of
        amount acquired:
           Accounts receivable                                       (1,793)             (106)
           Prepaid expenses and other assets                         (6,985)              (32)
           Accounts payable and accrued liabilities                   2,548              (235)
           Accrued expenses compensation and benefits                   462                11
           Deferred revenue                                            (500)                -
                                                              -------------     -------------
Net cash used in operating activities                               (16,373)           (2,429)
                                                              -------------     -------------

Cash flows from investing activities:
      Purchases of furniture and equipment                           (7,255)             (210)
      Purchase of investments                                        (3,000)                -
      Acquisition of Fabrik Connect Service                         (12,000)                -
      Notes receivable from officers                                   (200)                -
                                                              -------------     -------------
Net cash used in investing activities                               (22,455)             (210)
                                                              -------------     -------------

Cash flows from financing activities:
      Proceeds from issuance of Convertible Preferred Stock,
       net                                                           12,496             7,990
      Proceeds from issuance of Common Stock, net                   257,221                 4
      Proceeds from equipment lease line                                  -               198
      Proceeds from convertible promissory notes payable                  -               500
      Repayment of convertible promissory notes payable                   -              (227)
      Proceeds from payments of shareholder note receivable              55                 -
      Principal payments on capital lease obligations                (1,168)             (156)
      Purchase of treasury stock                                       (227)                -
                                                              -------------     -------------
Net cash provided by financing activities                           268,377             8,309
                                                              -------------     -------------

Net increase in cash and cash equivalents                           229,549             5,670
Cash and cash equivalents at beginning of period                     14,791                 1
                                                              -------------     -------------
Cash and cash equivalents at end of period                    $     244,340     $       5,671
                                                              =============     =============
Supplemental cash flow disclosure:
      Cash paid for interest                                  $         212     $          53
Non-cash investing and financing activities:
      Property and equipment leases                           $       5,203     $       2,071
      Common stock issued for notes receivable                $          29     $          85
      Conversion of notes payable into Convertible
       Preferred Stock                                        $          --     $       1,120
      Unrealized gain on investment                           $      14,489     $          --
      Common stock issued for acquisition of
       Fabrik Connect Service                                 $       8,000     $          --

                            See accompanying notes

                              CRITICAL PATH, INC.
             Notes to Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, for the fiscal year ended December 31, 1998 as presented in the Critical Path, Inc.'s (the "Company") Form S-1 Registration Statement filed on June 1, 1999. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.


NOTE 2 - NET LOSS PER SHARE

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are composed of restricted Common Stock and incremental common and preferred shares issuable upon the exercise of stock options and warrants. At June 30, 1999, 15,368,669 potential common shares are excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive.


NOTE 3 - COMMON STOCK WARRANT ISSUED FOR SERVICES

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

                                                        Shares
                                                      Underlying   Exercise
                                                        Warrant     Price
                                                       ---------    -----
Milestone 1...........................................   814,254    $ 4.26
Milestone 2...........................................   407,128    $ 5.50
Milestone 3...........................................   407,128    $ 6.60
Milestone 4...........................................   407,128    $ 8.80
Milestone 5...........................................   407,128    $11.00
                                                       ---------
  Totals.............................................. 2,442,766
                                                       =========


In the quarter ended June 30, 1999, the Company amended the vesting terms of its agreement with ICQ. The revised vesting terms did not impact the shares underlying the first milestone, which vested immediately upon the execution of the agreement. The shares underlying the remaining milestones vest on the date in a quarter in which ICQ completes a minimum registration of 100,000 sub-branded ICQ mailboxes, compared to 250,000 sub-branded ICQ mailboxes as provided in the terms of the original agreement. The amended agreement allows also provides that only one milestone may be achieved on a quarterly basis.

Using the Black-Scholes option pricing model and assuming a term of seven years and expected volatility of 90%, the initial fair value of the warrant on the effective date of the agreement approximated $16.5 million. The shares underlying the second through fifth milestones will be remeasured at each subsequent reporting date until each sub-branded ICQ mailbox registration threshold is achieved. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these such increases or decreases will be recognized immediately, in the event the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term.

At March 31, 1999, none of the registration milestones specified within the ICQ warrant had been achieved. Therefore, the shares underlying the second through the fifth milestones of the ICQ warrant were remeasured using the closing price of our common stock on March 31, 1999 of $77 per share. This remeasurement resulted in an increase to the fair value of the warrant of $109.4 million, bringing the total fair value of the warrant to $125.9 million as of March 31, 1999.

At June 30, 1999, none of the registration milestones specified within the ICQ warrant agreement had been achieved. Therefore, the shares underlying the second through the fifth milestones of the ICQ warrant were remeasured using the closing price of our common stock on June 30, 1999 of $55.3125 per share. This remeasurement resulted in a decrease to the fair value of the warrant of $35.0 million compared to the fair value of the warrant on March 31, 1999, bringing the total fair value of the warrant to $90.9 million as of June 30, 1999. This revised fair value will be amortized ratably over the remainder of the four year term of the agreement, resulting in a quarterly amortization charge to advertising expense in the amount of $5.7 million. Based on this revised fair value of the warrant, the resulting cumulative amortization charge totaled
$11.4 million for the two quarters ended June 30, 1999. As an amortization charge of $7.9 million was recognized for the quarter ended March 31, 1999, the difference of $3.5 million was recognized in the quarter ended
June 30, 1999.

As of June 30, 1999, none of the remaining milestones had been attained. We expect that future changes in the trading price of our common stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based compensation.

NOTE 4 - INITIAL AND SECONDARY PUBLIC OFFERING OF COMMON STOCK

On March 29, 1999, the Company completed its initial public offering of 5,175,000 shares of Common Stock (including the exercise of the underwriters' overallotment option) and realized net proceeds of $114.1 million.

On June 2, 1999, the Company completed its secondary public offering of 3,000,000 shares of common stock and realized net proceeds of $140.7 million.


NOTE 5 - ACQUISITION OF FABRIK CONNECT SERVICE

On May 26, 1999, the Company acquired substantially all the operating assets of the Connect Service business of Fabrik Communications. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Fabrik's Connect Service have been included in the Company's consolidated financial statements since the acquisition date. The purchase price has been allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of acquisition. The total purchase price was $20.1 million, consisting of $12.0 million cash, common stock valued at $8.0 million, and other acquisition-related expenses of approximately $100,000. Of the total purchase price, approximately $500,000 was allocated to property and equipment, and the remainder was allocated to intangible assets, including customer list ($2.1 million), assembled workforce ($400,000) and goodwill ($17.1 million). The acquired intangible assets will be amortized over their estimated useful lives of two to three years. Goodwill will be amortized using the straight-line method over three years, resulting in a quarterly charge of $1,425,000 during the amortization period.

The following table presents the pro forma consolidated results of operations of the Company for the six months ended June 30, 1999 and 1998 as if the acquisition had been consummated at the beginning of each period. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets and the reduction of interest income for lower cash balances as a result of the elimination of the Fabrik cash balance which is not being acquired by the Company, and the reduction in cash balances due to the $12 million paid on acquisition.

The unaudited pro forma consolidated results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future (in thousands, except per share amounts):

                                                      Six Months Ended
                                                          June 30,
                                                    -------------------
                                                      1999       1998
                                                    --------    -------
Net revenues                                        $  4,487    $ 6,035
Net loss                                             (37,163)    (6,686)
Let loss per share:
  Basic and diluted                                    (1.84)     (2.08)

NOTE 6 - ACQUISITION OF DOT.ONE CORPORATION

On July 21, 1999, the Company acquired all outstanding shares of dotOne Corporation in exchange for $17.5 million in cash and common stock valued at $35 million. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of the acquisition.

NOTE 7 - ACQUISITION OF AMPLITUDE SOFTWARE CORPORATION

On June 23, 1999, the Company announced that it had signed a definitive agreement to acquire all outstanding shares of Amplitude Software Corporation. The closing of this transaction is contingent upon approval by the Amplitude shareholders and other provisions within the agreement. Should this acquisition close, the Company intends to account for this transaction using the purchase method of accounting and, accordingly, the purchase price will be allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of the acquisition.

NOTE 8 - CONTINGENCIES

The Company is party to various legal proceedings in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position or results of operations.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. Critical Path does not currently use derivative instruments, but is required to adopt SFAS 133 during fiscal year 2000. Critical Path has not yet determined what the effect of SFAS 133 will be on its financial position or results of operations.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The following discussion contains forward-looking statements. Critical Path's actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, future enhancements of our service offering, potential expansion of our employee base and operating assets, acquisitions, development of new strategic relationships, opening of new data centers and sales offices, additional investments in technology, impact of Year 2000 issues, and those discussed in "Additional Factors That May Affect Future Operating Results" and elsewhere in this report.

Overview

Critical Path was founded in February 1997, to deliver email hosting solutions to Internet service providers, web hosting companies, web portals and corporations. From its inception to October 1997, Critical Path's operating activities related primarily to the planning and development of our proprietary technological solution, recruitment of personnel, raising of capital and purchase of operating assets. Critical Path initiated its email hosting service in October 1997. We have since continued to make investments to improve the quality of our service. In December 1997, we enhanced our initial service offering, a hosting service based on Post Office Protocol 3, with the addition of a web mail interface. Post Office Protocol 3 is a standard protocol for receiving email commonly referred to "POP3". In January 1999, we enhanced service with the addition of an offering based on the Lightweight Directory Access Protocol, or LDAP, a directory software protocol. In May of 1999, we acquired substantially all the operating assets of the Connect Service business of Fabrik Communications, Inc. We purchased both the ongoing business operations and nearly 500 customer relationships of Fabrik Connect. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of acquisition. The total purchase price of $20.1 million consisted of $12.0 million cash, common stock valued at $8.0 million, and other acquisition costs of approximately $100,000. Of the total purchase price, approximately $500,000 was allocated to property and equipment, and the remainder was allocated to intangible assets, including customer list ($2.1 million), assembled workforce ($400,000), and goodwill ($17.1 million). The acquired intangible assets will be amortized over their estimated useful lives of two to three years. Goodwill will be amortized using the straight-line method over three years, resulting in a quarterly charge of $1,425,000 during the amortization period. At June 30, 1999, amortization of intangibles totaled $550,000.

In July of 1999, we acquired all outstanding shares of dotOne Corporation in exchange for $17.5 million in cash and common stock valued at $35 million. dotOne is a provider of corporate email and messaging services. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of the acquisition.

We derive substantially all of our revenues through our email hosting services. Our service revenues are derived primarily from contractual relationships which provide for revenues on a per mailbox and per message basis. These contracts are typically one to three years in length. Revenues based upon a percentage of the email advertising revenues generated by customers are recognized when those revenues are earned and reported by the customer. Other set-up fees are comprised of customized installation of email services. Payments are based on a contractual fee for the customization, and revenue is recognized upon completion of the work. Agreements with some of our customers require minimum performance standards regarding the availability and response time of our email services. If we fail to meet these standards our customers could terminate their relationships with us and we could be subject to contractual monetary penalties. Service revenues are recognized and billed on a monthly basis as the service is performed.

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

We intend to develop worldwide sales offices and data centers. We currently have sales offices in the United States, Germany, Great Britain, and France, and data centers in the United States and Germany. We expect to open additional data centers in the United States, Europe and Asia during the next 12 months.

Future investments in technology may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies.

During 1998, we recorded aggregate unearned compensation totaling approximately $19.9 million in connection with the certain sales of stock and the grant of certain options to employees, directors and consultants. This amount is being amortized over the four-year vesting period of the related options. These options were issued to create incentives for continued performance. Of the total unearned compensation, approximately $448,000366,000, $217,000, $269,000 and $1.7 million were amortized in the quarters ended March 31, June 30, September 30, and December 31, 1998, respectively. In January and March 1999, we granted options resulting in an additional $18.1 million of unearned compensation. Amortization of unearned compensation was approximately $3.7 million during the three months ended March 31,first quarter of 1999, and approximately $4.9 million during the three months ended June 30,second quarter of 1999. We expect aggregate per quarter amortization related to unearned compensation of between $4.9 million and $4.0 million during 1999, between $3.2 million and $2.1 million during 2000, between $1.7 million and $1.0 million during 2001, and between $742,000 and $331,000 during 2002. These amortization amounts are allocated among the operating expense categories based upon the primary activity of the individuals who received the option grants.

In January 1999, we entered into an agreement with ICQ, a subsidiary of America Online, Inc., pursuant to which we will provide email hosting services that will be integrated with ICQ's instant messaging service provided to ICQ's customers. The ICQ instant messaging service is designed to allow users to communicate in real time over the Internet. As part of the agreement, ICQ agreed to provide sub-branded advertising for Critical Path in exchange for a warrant to purchase 2,442,766 shares of common stock, issuable upon attainment of each of five milestones. We believe that this agreement will have a significant current and potential future impact on our results of operations. The following table summarizes the shares underlying each milestone and the related exercise price:

                                                         Shares
                                                       Underlying Exercise
                                                         Warrant    Price
                                                         -------   -----
Milestone 1...........................................   814,254   $ 4.26
Milestone 2...........................................   407,128   $ 5.50
Milestone 3...........................................   407,128   $ 6.60
Milestone 4...........................................   407,128   $ 8.80
Milestone 5...........................................   407,128   $11.00
                                                         -------
  Totals.............................................. 2,442,766
                                                       =========


In the quarter ended June 30, 1999, the Company amended the vesting terms of its agreement with ICQ. The revised vesting terms did not impact the shares underlying the first milestone, which vested immediately upon the execution of the agreement. The shares underlying the remaining milestones vest on the date in a quarter in which ICQ completes a minimum registration of 100,000 sub-branded ICQ mailboxes, compared to 250,000 sub-branded ICQ mailboxes as provided in the terms of the original agreement. The amended agreement allows also provides that only one milestone may be achieved on a quarterly basis.

Using the Black-Scholes option pricing model and assuming a term of seven years and expected volatility of 90%, the initial fair value of the warrant on the effective date of the agreement approximated $16.5 million. The shares underlying the second through fifth milestones will be remeasured at each subsequent reporting date until each sub-branded ICQ mailbox registration threshold is achieved. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these such increases or decreases will be recognized immediately, in the event the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term.

At March 31, 1999, none of the registration milestones specified within the ICQ warrant had been achieved. Therefore, the shares underlying the second through the fifth milestones of the ICQ warrant were remeasured using the closing price of our common stock on March 31, 1999 of $77 per share. This remeasurement resulted in an increase to the fair value of the warrant of $109.4 million, bringing the total fair value of the warrant to $125.9 million as of March 31, 1999.

At June 30, 1999, none of the registration milestones specified within the ICQ warrant agreement had been achieved. Therefore, the shares underlying the second through the fifth milestones of the ICQ warrant were remeasured using the closing price of our common stock on June 30, 1999 of $55.3125 per share. This remeasurement resulted in a decrease to the fair value of the warrant of $35.0 million compared to the fair value of the warrant on March 31, 1999, bringing the total fair value of the warrant to $90.9 million as of June 30, 1999. This revised fair value will be amortized ratably over the remainder of the four year term of the agreement, resulting in a quarterly amortization charge to advertising expense in the amount of $5.7 million. Based on this revised fair value of the warrant, the resulting cumulative amortization charge totaled
$11.4 million for the two quarters ended June 30, 1999. As an amortization charge of $7.9 million was recognized for the quarter ended March 31, 1999, the difference of $3.5 million was recognized in the quarter ended
June 30, 1999.

As of June 30, 1999, none of the remaining milestones had been attained. We expect that future changes in the trading price of our common stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based compensation.

We have incurred significant losses since our inception, and as of June 30, 1999 had an accumulated deficit of approximately $46.5 million. We intend to invest heavily in sales and marketing, continued development of our network infrastructure and continued technology developments. We expect to continue to incur substantial operating losses for the foreseeable future.

In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results, including our gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At June 30, 1999, we had 212 employees, in comparison with 46 employees at June 30, 1998. However, we do not believe that our historical growth rates for revenue, expenses, or personnel are indicative of future results.

Results of Operations

The following tables set forth the historical results of our operations, expressed in absolute dollars and as a percentage of revenues, for the three months and six months ended June 30, 1999 and 1998, respectively.

                                  (unaudited)
                     (in thousands, except per share data)

                                                     Absolute Dollars                           Percentage of Revenues
                                             -----------------------------------          -----------------------------------
                                                    Three Months Ended                            Three Months Ended
                                             -----------------------------------          -----------------------------------
                                             June 30, 1999         June 30, 1998          June 30, 1999         June 30, 1998
                                             -------------         -------------          -------------         -------------
Net revenues (1)                             $       2,006         $          66              100.0                  100.0
Cost of net revenues (2)                            (3,977)                 (230)             198.3                  348.5
                                             -------------         -------------          -------------         -------------
          Gross profit (loss)                       (1,971)                 (164)              98.3                  248.5
                                             -------------         -------------          -------------         -------------
Operating expenses:
     Sales and marketing                             3,219                   143              160.5                  216.7
     Research and development                        1,430                   404               71.3                  612.1
     General and administrative                      2,691                   886              134.1                1,342.4
     Amortization of intangibles                       550                     -               27.4                      -
     Stock-based expenses                            8,162                   201              406.9                  304.5
                                             -------------         -------------          -------------         -------------
          Total operating expenses                  16,052                 1,634              800.2                2,475.7
                                             -------------         -------------          -------------         -------------

Loss from operations                               (18,023)               (1,798)             898.5                2,724.2

Other income (expense):
     Interest and other income                       1,882                    72               93.8                  109.1
                                             -------------         -------------          -------------         -------------
     Interest expense (3)                             (180)                  (25)               9.0                   37.9
                                             -------------         -------------          -------------         -------------
Net loss                                     $     (16,321)        $      (1,751)             813.6                2,653.0
                                             =============         =============          =============         =============

Net loss per share (basic and diluted)       $       (0.49)        $       (0.50)
                                             =============         =============

Weighted average shares (basic and  diluted)        32,977                 3,530
                                             =============         =============

Stock-based charges included in:
  (1) Net revenues                                       -         $          20
  (2) Cost of net revenues                   $         743         $          16
  (3) Interest expense                       $         (16)        $          10

                                  (unaudited)
                     (in thousands, except per share data)

                                                     Absolute Dollars                           Percentage of Revenues
                                             -----------------------------------          -----------------------------------
                                                     Six Months Ended                              Six Months Ended
                                             -----------------------------------          -----------------------------------
                                             June 30, 1999         June 30, 1998          June 30, 1999         June 30, 1998
                                             -------------         -------------          -------------         -------------
Net revenues (1)                             $       3,055         $         136                100.0                100.0
Cost of net revenues (2)                            (6,337)                 (312)               207.4                229.4
                                             -------------         -------------          -------------         -------------
          Gross profit (loss)                       (3,282)                 (176)               107.4                129.4
                                             -------------         -------------          -------------         -------------
Operating expenses:
     Sales and marketing                             5,203                   278                170.3                204.4
     Research and development                        2,809                   677                 91.9                497.7
     General and administrative                      4,241                 1,193                138.8                877.2
     Amortization of intangibles                       550                     -                 18.0                    -
     Stock-based expenses                           19,819                   644                648.7                473.5
                                             -------------         -------------          -------------         -------------
          Total operating expenses                  32,622                 2,792              1,067.7              2,052.8
                                             -------------         -------------          -------------         -------------

Loss from operations                               (35,904)               (2,968)             1,175.1              2,182.2

Other income (expense):
     Interest and other income                       2,233                    72                 73.1                 52.9
     Interest expense (3)                             (244)                 (175)                 8.0                128.7
                                             -------------         -------------          -------------         -------------
Net loss                                     $     (33,915)        $      (3,071)             1,110.0              2,258.0
                                             =============         =============          =============         =============

Net loss per share (basic and diluted)       $       (1.70)        $       (0.99)
                                             =============         =============
Weighted average shares (basic and diluted)         19,994                 3,109
                                             =============         =============

Stock-based charges included in:
  (1) Net revenues                           $         106         $          20
  (2) Cost of net revenues                   $       1,189         $          21
  (3) Interest expense                       $          32         $         129


Net Revenues

Revenues. We derive substantially all of our revenues from our email hosting
--------
services. Our service revenues are derived primarily from contractual relationships which provide for revenues on a per mailbox and per message basis. These contracts are typically one to three years in length. Revenues based upon a percentage of the email advertising revenues generated by customers are recognized when those revenues are earned and reported by the customer. Other set-up fees are comprised of customized installation of email services. Payments are based on a contractual fee for the customization, and revenue is recognized upon completion of the work. Agreements with some of our customers require minimum performance standards regarding the availability and response time of our email services. If we fail to meet these standards our customers could terminate their relationships with us and we could be subject to contractual monetary penalties. Service revenues are recognized and billed on a monthly basis as the service is performed.

During the quarter ended June 30, 1999, our revenues were $2,006,000, an increase of $1,940,000 over the corresponding quarter of 1998. For the six months ended June 30, 1999, our revenues increased to $3,055,000 from $136,000 in the corresponding period of the previous fiscal year. These increases in revenue resulted primarily from a substantial increase in the number of mailboxes we hosted during the current fiscal year in comparison with the corresponding periods of the previous fiscal year, as well as the contribution of acquired companies to current period revenues. At June 30, 1999, we hosted
4.2 million active mailboxes. At June 30, 1998, by comparison, we hosted approximately 150,000 mailboxes. For the quarter ended June 30, 1999, we earned revenues of $ 0.26 per mailbox for the weighted average of active mailboxes hosted during the quarter.

In connection with certain customer contracts executed in 1998, we granted warrants or options to purchase Series B Convertible Preferred Stock. to such customers. The fair value of these warrants or options, determined using the Black-Scholes option pricing model, has been recognized ratably as a sales discount over the terms of the respective agreements. Amortization of this discount amounted to $106,000 and $20,000 for the six months ended June 30, 1999 and 1998, respectively, and zero and $20,000 during the quarter ended June 30, 1999 and 1998, respectively.

In early 1998, we executed agreements with E*TRADE, an on-line brokerage services company, and Verio, a web hosting organization, pursuant to which we derive revenue for providing email services. During the six months ended June 30, 1999, E*TRADE and Verio accounted for approximately 38% and 16%, respectively, of our net revenues, excluding the value of stock purchase rights received by customers. For the entirety of 1998, E*TRADE and Verio accounted for approximately 62% and 30%, respectively, of our net revenues excluding the value of stock purchase rights received by customers.

Cost of Net Revenues

Cost of net revenues consists principally of costs incurred in the delivery and support of our email services, including depreciation of capital equipment used in our network infrastructure and personnel costs in our operations and customer support functions. During the quarter ended June 30, 1999, these costs were $3,977,000, or 198% of net revenues, in comparison with costs of $230,000, or 3498% of net revenues, for the corresponding quarter of 1998. For the six months ended June 30, 1999, cost of net revenues was $6,337,000, or 207% of net revenues, in comparison with costs of $312,000, or 229% of net revenues, for the corresponding period of 1998. We have made significant acquisitions of equipment for our data centers over the past 12 months, and as a result our depreciation expense of networking equipment during 1999 has increased substantially in comparison with the corresponding periods of the previous fiscal year. Additionally, we incurred $708,000 of consulting and outside contractor charges during the quarter ended June 30, 1999 to migrate our network to a new storage platform. We have also significantly increased our staffing in operations and customer support over the past year, and consequently compensation and other personnel costs were higher in the current fiscal year. From January 1, 1999 to June 30, 1999, our operations and customer support staff increased from

25 employees to 63 employees. At June 30, 1998, we had 14 employees on staff in operations and customer support functions.

Operating Expenses

Sales and Marketing.  Our sales and marketing expenses consist principally of
-------------------
compensation for our sales and marketing personnel, advertising, public relations and other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expense during the quarter ended June 30, 1999, amounted to $3,219,000, or 161% of net revenue, in comparison with $143,000, or 217%, during the corresponding quarter of the previous fiscal year. For the six months ended June 30, 1999, sales and marketing expense came to $5,203,000, or 170% of net revenues, in comparison with $278,000, or 204% of net revenues, for the corresponding period of the previous fiscal year. Increases in marketing and promotional expenses, incentive compensation payments to sales personnel, and increases in compensation associated with additional headcount accounted for the increase to sales and marketing expense during 1999. From January 1, 1999 to June 30, 1999, our sales and marketing staff increased from 30 employees to 73 employees. At June 30, 1998, we had six employees on staff in sales and marketing functions.

Research and Development. Our research and development expenses consist
------------------------
principally of compensation for our technical staff, payments to outside contractors, and, to a lesser extent, related overhead. We expense research and development expenses as they are incurred. Research and development expenses amounted to $1,430,000, or 71% of net revenues, during the quarter ended June 30, 1999, in comparison with $404,000, or 612% of net revenues, for the corresponding quarter of the previous fiscal year. For the six months ended June 30, 1999, research and development expenses were $2,809,000, or 92% of net revenues, in comparison with $677,000, or 498% of net revenues, for the corresponding period of the previous fiscal year. These significant dollar increases resulted primarily from increases in personnel and use of outside contractors. From January 1, 1999 to June 30, 1999, our research and development staff increased from 27 employees to 56 employees. At June 30, 1998, we had 19 employees on staff in research and development functions.

General and Administrative. Our general and administrative expenses consist
--------------------------
principally of compensation for personnel, fees for outside professional services, allocated occupancy costs and, to a lesser extent, related overhead. General and administrative expenses amounted to $2,691,000, or 134% of net revenues, during the quarter ended June 30 1999, in comparison with $886,000 or 1,342% of net revenues, during the corresponding quarter of the previous fiscal year. For the six months ended June 30, 1999, general and administrative expenses came to $4,241,000 or 139% of net revenues, in comparison with $1,193,000, or 877% of net revenues, for the corresponding period of the previous fiscal year. These increases were attributable primarily to increases in compensation associated with additional headcount, higher fees for outside professional services, and higher occupancy costs. From January 1, 1999 to June 30, 1999, our general and administrative staff increased from 11 employees to 20 employees. At June 30, 1998, we had seven employees on staff in general and administrative functions.

Stock-Based Expenses

During 1998, we recorded aggregate unearned compensation in the amount of $19.9 million in connection with the grant of certain stock options during 1998. In the first quarter of 1999, we recorded an additional $18.1 million of unearned compensation related to the grant of stock options in the months of January 1999 and March 1999. Amortization of such unearned compensation amounted to approximately $4.9 million for the three months ended June 30, 1999, in comparison with $217,000 for the three months ended June 30, 1998. Approximately $743,000 and $16,000 of amortized unearned compensation was allocated to cost of net revenues and the remaining $4.1 million and $201,000 was amortized to operating expenses for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, the Company amortized $8.5 million and $665,000 of unearned compensation, respectively, relating to the grant of stock options. Of this amortized unearned compensation, approximately $1.1 million and $21,000 was allocated to cost of net revenues and approximately $7.4 million and $644,000 was allocated to operating expenses for the six months ended June 30, 1999 and 1998, respectively.

Additionally, we incurred stock-based expenses for warrants we granted to ICQ, a subsidiary of AOL, and to one other strategic partner. Amortization of the fair value of these warrants resulted in stock-based expenses of approximately $4.0 million for the quarter ended June 30, 1999, and $12.4 million for the six months ended June 30, 1999. As noted in the Overview section, quarterly amortization associated with the ICQ warrant is subject to substantial increase or decrease in future quarters based upon future changes in the trading price of our common stock.

Interest and Other Income and Interest Expense

Interest and other income consists primarily of interest earnings on our cash and cash equivalents. Interest and other income amounted to $1,882,000 during the quarter ended June 30, 1999, and $2,233,000 for the six months ended June 30, 1999. We concluded private placements of equity securities in April 1998, September 1998, and January 1999, and closed public offerings of common stock in April 1999 and June 1999. As a result, interest income increased significantly during the 1999 in comparison with corresponding periods in 1998 due to higher cash balances available for investment. During the six months ended June 30, 1999, we incurred interest expense on capital lease obligations in the amount of $244,000. In the corresponding period of 1998, we incurred interest expense of $175,000, of which $129,000 related to the amortization of stock-based charges and the remainder to interest payments on notes payable and capital lease obligations.

Income Taxes

No provision for federal and state income taxes has been recorded as we have incurred net operating losses from inception through June 30, 1999. As of December 31, 1998, we had approximately $8.8 million of federal and state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2012. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. For example, the amount of net operating losses that we may utilize in any one year would be limited in the presence of a cumulative ownership change of more than 50% over a three year period. Because there is significant doubt as to whether we will realize any benefit from this deferred tax asset, we have established a full valuation allowance as of December March 31, 1998.

Liquidity and Capital Resources

Our cash and cash equivalents increased by approximately $229.5 million during the six months ended June 30, 1999. This net change occurred as we raised approximately $270.2 million in proceeds from the sale of equity securities, net of issuance costs, used $16.4 million in cash to fund operating activities, and applied $23.0 million towards acquisitions, and investments in strategic partners, and purchases of property and equipment. Net of depreciation, our investment in property and equipment increased approximately $10.97 million during the six months ended June 30, 1999. Installation of network infrastructure equipment in our data centers, purchases of furniture and equipment for new employees, and leasehold improvements related to expansion of our facilities accounted for this increase. We expect that our investment in property and equipment will continue to grow as we seek to increase our capacity to provide email hosting services.

We have a credit agreement with a bank which provides a line of credit for working capital advances of up to $1.0 million. There were no borrowings under this line of credit as of June 30, 1999. Outstanding borrowings accrue interest at a rate equal to the bank's prime rate plus 2.0%. Capital lease obligations, including both short-term and long-term portions, increased approximately $4.02.6 million, net of principal repayments, during the six months ended
June 30March 31, 1999 as we secured financing for a substantial share of our additions to property and equipment. Deferred revenue decreased $500,000 during the six months ended June 30, 1999quarter as we recognized into revenue a payment we had previously received from one customer as an advance for future service. Our line of credit and capital lease obligations contain no provisions that would limit our future borrowing ability.

In January 1999 we completed the second round of the Series B Convertible Preferred Stock financing through the issuance of approximately 3.2 million shares, including 454,544 shares issued pursuant to outstanding stock purchase rights, for net proceeds of $12.513.6 million. Also in January 1999, we sold 1,090,909 shares of common stock for net proceeds of $2.4 million. In April 1999, we received approximately $114.1 million in net proceeds upon the closing of our initial public offering of common stock. In June 1999, we received approximately $140.71 million in net proceeds upon the closing of our secondary public offering of common stock.

We believe that our current cash balances are sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We anticipate that further expansion of our operations will cause us to incur negative cash flows on a short-term basis, and therefore require us to consume our cash and other liquid resources to support our growth in operations.

We believe that our current cash balances will be sufficient to meet our working capital and capital requirements beyond the next 12 months. However, our operating and investing activities on a long-term basis may require us to obtain additional equity or debt financing. In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products, and technologies. In May 1999 we acquired substantially all the operating assets of Fabrik Connect Service, and in July 1999 we completed the acquisition of dotOne Corporation. In connection with these transactions, we disbursed $17.0 million in cash as of June 30, 1999, and an additional $12.5 million in July 1999. We expect that future acquisitions of businesses and other strategic assets will require considerable outlays of capital. In order to consummate potential acquisitions, we may need additional equity or debt financings in the future.


Year 2000 Issues

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations for any company using these computer programs or hardware, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. As a result, many companies' computer systems may need to be upgraded or replaced in order to avoid "Year 2000" issues.

We are a comparatively new enterprise, and, accordingly, the software and hardware we use to manage our business has all been purchased or developed internally us within the past 30 months.

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

We are in the process of testing our internal IT and non-IT systems, as well as the systems of those companies we have recently acquired. All of the testing we have completed has been performed by our own personnel; to date, we have not retained any outside service or consultants to test or review our systems for Year 2000 compliance. Based on the testing we have performed to date, we believe that our software is Year 2000 compliant; however, we will continue to test our systems and take corrective actions where necessary.

In addition to our internally developed software, we use software and hardware developed by third parties both for our network and internal information systems. To date, we have not performed any testing of such third-party software or hardware to determine Year 2000 compliance. We have, however, obtained certifications from our key suppliers of hardware and networking equipment for our data centers that this hardware and networking equipment is Year 2000 compliant. Additionally, we have received assurances from the providers of key software applications for our internal operations that their software is Year 2000 compliant. Based upon an evaluation of our broader list of software and hardware providers, we are aware that all of these providers are in the process of reviewing and implementing their own Year 2000 compliance programs, and we will work with these providers to address any the Year 2000 issues and continue to seek assurances from them that their products are Year 2000 compliant.

In addition, we rely on third party network infrastructure providers to gain access to the Internet. If these providers experience business interruptions as a result of their failure to achieve Year 2000 compliance, our ability to provide Internet connectivity could be impaired, which could have a material adverse effect on our business, results of operations and financial condition.

Our customers' success in maintaining Year 2000 compliance is also significant to our ability to generate revenues and execute our business plan. We currently derive revenue either by charging a fixed fee per month for each mailbox we host, or by sharing advertising revenues with our customers. In either case, interruptions in our customers' services and on-line activities caused by Year 2000 problems could have a material, adverse effect on our revenues to the extent that these interruptions may limit or delay our customers' ability to expand their base of email users.

We have not incurred any significant expenses to date, and we do not anticipate that any future costs associated with our Year 2000 remediation efforts will be material. However, if we, our customers, our providers of hardware and software, or our third party network providers fail to remedy any Year 2000 issues, our service could be interrupted and we could experience a material loss of revenues that could have a material, adverse effect on our business, results of operations, and financial condition. We would consider such an interruption to be the most reasonably likely unfavorable result of any failure by us, or failure by the third parties upon whom we rely, to achieve Year 2000 compliance. Presently, we believe we are unable to reasonably estimate the duration and extent of any possible interruption, or quantify the effect it may have on our future revenues. We have yet to develop a comprehensive contingency plan to address the issues which could result from this type of an event. We are prepared to develop such a plan if our ongoing assessment leads us to conclude we have significant exposure.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. Critical Path does not currently use derivative instruments, but is required to adopt SFAS 133 during fiscal year 2000. Critical Path has not yet determined what the effect of SFAS 133 will be on its financial position or results of operations.

Additional Factors That May Affect Future Operating Results
---------------------------------------------------------------

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

 . introduce new services;

 . manage growing operations;

 . integrate new businesses and technologies;

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


We have a history of losses, expect continuing losses and may never achieve profitability

We incurred net losses of approximately $1.1 million for the period from February 19, 1997 (inception) through December 31, 1997, $11.5 million for the year ended December 31, 1998, and $33.9 million for the period from January 1, 1999 to June 30, 1999. As of June 30, 1999, we
had an accumulated deficit of approximately $46.5 million. We have not achieved profitability in any period, and we expect to continue to incur net losses for the foreseeable future. Should we continue to incur net losses in future periods, we may not be able to increase our number of employees or our investment in capital equipment, sales and marketing programs, and research and development in accordance with our present plans. Continuation of our net losses may also require us to secure additional financing sooner than anticipated. Such financing may not be available in sufficient amounts, or on terms acceptable to us, and may dilute existing shareholders. We may never obtain sufficient revenues to achieve profitability. If we do achieve profitability, we may not sustain or increase profitability in the future. This may, in turn, cause our stock price to decline.


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

 . our ability to integrate operations, technology, and personnel of acquired companies;


 . our failure to increase our international sales; and

 . governmental regulation surrounding the Internet and email in particular.

In addition to the factors set forth above, our operating results will be impacted toby the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, we expect to incur substantial non-cash charges associated with the grant of a warrant to America Online. In addition to the amortization of the fair value of this warrant, which totaled $90.9 million at June 30, 1999, we expect that future changes in the trading price of our common stock at the end of each quarter, and at the date certain milestones are achieved,, will cause additional substantial changes in the fair value of this warrant. ultimate amount of such amortization.

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


If we fail to expand our sales and marketing activities, we may be unable to expand our business

Our ability to increase our revenues will depend on our ability to successfully recruit, train and retain sales and marketing personnel. As of June 30, 1999, we had 73 sales and marketing personnel. We plan to continue to invest significant resources to expand our sales and marketing organizations. Competition for additional qualified personnel is intense and we may not be able to hire and retain personnel with relevant experience. We have hired most of our sales and marketing personnel within the last 12 months, including our Vice President of Sales, who joined us in November 1998.

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


Unplanned system interruptions and capacity constraints could reduce our ability to provide email services and could harm our business and our reputation

Our customers have in the past experienced some interruptions in our email service. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, unsolicited bulk email, or "spam," attacks and operating system failures. For example, in May 1999 our customers experienced an interruption in service due to the failure of a hardware component of our network. Our revenues depend on the number of end-users who use our email services. Our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our systems or networks or reduce our ability to provide email services. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, our business and reputation could suffer dramatically.

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

Our failure to acquire or successfully integrate acquired businesses or technologies could harm our operating results and our business

We expect that we will continue to acquire or invest in invest in businesses, products, services and technologies that complement or augment our current business and service offerings. To implement our growth strategy, we must identify new businesses and technologies that are complementary to our own and integrate these businesses and technologies. Integrating any newly acquired businesses or technologies may be expensive, time-consuming and may strain our resources. We may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we fail to successfully integrate these businesses, our business, financial condition and results of operations could be materially adversely affected.

To finance additional acquisitions, it may be necessary for us to raise additional funds through public or private financings, which may be on terms that are not favorable to us. In addition, we intend to pay for some of our acquisitions by issuing additional common stock and this would dilute our stockholders. Finally, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which could materially increase our operating expenses.

We have experienced rapid growth which has placed a strain on our resources and our failure to manage our growth could cause our business to suffer

We recently began to expand our operations rapidly and intend to continue this expansion. The number of our employees increased from 17 on December 31, 1997 to 93 on December 31, 1998 and to 212 employees on June 30, 1999. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. To manage any further growth, we will need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure by us to properly manage these system and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to continue the expansion of our operations and employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer.


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


A limited number of customers account for a high percentage of our revenues, and the loss of a major customer or failure to attract new customers could harm our business

In 1998, E*TRADE accounted for approximately 62% and TABNet, a wholly owned subsidiary of Verio, accounted for approximately 30% of our net revenues, excluding the value of stock purchase rights received by customers. In the first six months of of 1999, E*TRADE accounted for approximately 38% and Verio accounted for approximately 16% of our net revenues, excluding the value of stock purchase rights received by customers. We expect that sales of our services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers in our target markets. The loss of a major customer or our inability to attract new customers could have a material adverse effect on our business. Our agreements with our customers have terms of one to three years with automatic one-year renewals and can be terminated without cause upon 30-120 days' notice.


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

As the frequency and complexity of messaging increases, we will need to make additional investments in our infrastructure, which may be expensive. In addition, we may not be able to accurately project the rate or timing of email traffic increases or upgrade our systems and infrastructure to accommodate future traffic levels. We may also not be able to achieve or maintain a sufficiently high capacity of data transmission as customer usage increases. Customer demand for our services could be greatly reduced if we fail to maintain high capacity data transmission. In addition, as we upgrade our network infrastructure to increase capacity available to our customers, we are likely to encounter equipment or software incompatibility which may cause delays in implementations, as well as increased costs. For example, during the quarter ended June 30, 1999, we incurred $708,000 in additional consulting and outside contractor charges to migrate our network to a new storage platform. We may not be able to expand or adapt our network infrastructure to meet additional demand or our customers' changing requirements in a timely manner or at all. If we fail to do so, our business and operating results could suffer materially.


If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer

We intend to continue to expand into international markets and to spend significant financial and managerial resources to do so. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. At present, we have subsidiaries in Germany and the United Kingdom, and we have plans to commence operations in France. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

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


If we encounter system failure, we may not be able to provide adequate service and our business and reputation could be damaged

Our ability to successfully receive and send email messages and provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Substantially all of our computer and communications systems are located in Palo Alto (California), San Francisco (California), Laurel (Maryland), and Munich (Germany). Our systems and operations are vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. The occurrence of any of the foregoing risks could subject us to contractual monetary penalties if we fail to meet our minimum performance standards, and could have a material adverse effect on our business and operating results and damage our reputation.


We must recruit and retain our key employees to expand our business


Our success depends on the skills, experience and performance of our senior management and other key personnel, many of whom have worked together for only a short period of time. For example, our Chief Executive Officer, Chief Financial Officer, Vice President of Sales and Vice President and Chief Information Officer have joined us within the past nine months. The loss of the services of any of our senior management or other key personnel, including our founder, David Hayden, and our President and Chief Executive Officer, Douglas Hickey, could materially and adversely affect our business. We do not have long-term employment agreements with any of our senior management and other key personnel. Our success also depends on our ability to recruit, retain and motivate other highly skilled sales and marketing, technical and managerial personnel. Competition for these people is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In particular, we may not be able to hire a sufficient number of qualified software developers for our email services. If we fail to retain and recruit necessary sales and marketing, technical and managerial personnel, our business and our ability to develop new services and to provide acceptable levels of customer service could suffer.


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


Our stock has been publicly traded for only a brief period, and as a result our stock price may be volatile

Our common stock began to trade publicly on March 29, 1999, and as a result has only a brief history of trading. The trading price of our shares has proven to be highly volatile during the period our shares have been publicly traded. We believe the trading price of our common stock will remain highly volatile, and may fluctuate substantially due to factors such as:

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


Future sales of our common stock may depress our stock price

Upon the closing of our initial public offering of common stock, we had approximately 34.1 million shares of common stock outstanding. All the 4.5 million shares sold in the offering are freely tradable. The remaining 29.6 million shares of common stock outstanding after the offering are subject to lock-up agreements that prohibit the sale of the shares for 180 days after the date public trading of our shares commenced. Immediately following the 180-day lockup period, approximately 26.4 million shares which were outstanding at the close of the offering will become available for sale. The remaining shares of our common stock will become available at various times thereafter upon the expiration of one-year holding periods. Sales of a substantial number of shares of common stock in the public market after this offering or after the expiration of the lockup and the holding periods could cause the market price of our common stock to decline.


ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE

The Company invests its marketable securities in accordance with its investment policy and maintains its portfolio in the form of managed investment accounts comprised of money market accounts , corporate bonds, and government securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The primary objectives of the Company's portfolio are to preserve capital and maintain proper liquidity to meet the operating needs of the business. The Company's policy specifies credit quality standards for the Company's investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

The Company's holdings are subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 50 basis points from levels as of June 30, 1999, the fair market value of the portfolio would decline by approximately
$14 million.

                          PART 2 -- OTHER INFORMATION


ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of the Company's second registration statement, filed on Form S-1 (No. 333-71499) under the Securities Act of 1933 relating to Company's secondary public offering of its Common Stock, was June 1, 1999. A total of 3,000,000 shares of the Company's common stock were sold to an underwriting syndicate. In addition, the syndicate also purchased 1,025,000 shares of the Company's common stock from selling shareholders. The managing underwriters of the syndicate were BancBoston Robertson Stephens, Hambrecht & Quist, Dain
Rauscher Wessels, and FAC/Equities.   The offering commenced and was completed
on June 2, 1999, at a price of $49.375 per share. The secondary public offering resulted in gross proceeds to the Company of $148.1 million, $6.7 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $700,000. The Company's net proceeds from the offering were $140.7 million, all of which were deposited into the Company's accounts in June 1999 following the close of the offering.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits



     27.1 Financial Data Schedule



     b)   Reports on Form 8-K

          1. On August 2, 1999, the Company filed a report on Form 8-K announcing the acquisition of dotOne Corporation.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 16, 1999
                              CRITICAL PATH, INC.



                              by:   /s/   David A. Thatcher
                              -------------------------------------------------
                              David A. Thatcher
                              Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

                              CRITICAL PATH, INC.

                                    EXHIBITS
                               TABLE OF CONTENTS





     Exhibit No.  Description
     ----------   -----------


     27.1         Financial Data Schedule