Form 10-Q
period 1999-09-30
CRITICAL PATH INC
filed 1999-11-15
CIK 1060801

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               [X] Yes  [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

AS OF SEPTEMBER 30, 1999, THE COMPANY HAD OUTSTANDING 43,046,364 SHARES OF COMMON STOCK, $ 0.001 PAR VALUE PER SHARE.

                               CRITICAL PATH, INC.
                                      INDEX

                                                                                Page
                                                                                ----
Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets: September 30, 1999 and
         December 31, 1998                                                        2

         Condensed consolidated statements of operations: Three and
         nine months ended September 30, 1999 and 1998                            3
         Condensed consolidated statements of cash flows: Nine months
         ended September 30, 1999 and 1998                                        4

         Notes to condensed consolidated financial statements                     5

     Item 2.  Management's discussion and analysis of financial
              condition and results of operations                                11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk         37

Part II.  Other Information

     Item 2.  Changes in Securities and Use of Proceeds                          38

     Item 6.  Exhibits and Reports on Form 8-K                                   39

Signature                                                                        40

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1  --  FINANCIAL STATEMENTS

                               CRITICAL PATH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                        Sep. 30, 1999   Dec. 31, 1998
                                                        -------------   -------------
                                                         (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                            $ 146,833       $  14,791
     Restricted cash                                            325             325
     Accounts receivable, net                                 4,952             121
     Prepaid expenses and other current assets               19,168             138
                                                          ---------       ---------
          Total current assets                              171,278          15,375

Investments                                                  11,514              --
Furniture and equipment, net                                 30,862           4,687
Intangible assets, net                                      278,487              --
Other assets                                                  1,053             601
                                                          ---------       ---------
                                                          $ 493,194       $  20,663
                                                          =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities             $   8,332       $     423
     Accrued compensation and benefits                        2,693             426
     Deferred revenue, current                                  971             500
     Capital lease obligations, current                       3,686           1,502
                                                          ---------       ---------
          Total current liabilities                          15,682           2,851

Deferred revenue, long-term                                     202              --
Capital lease obligations, long-term                          4,664           2,454
                                                          ---------       ---------
          Total liabilities                                  20,548           5,305
                                                          ---------       ---------
Contingencies (Note 8)
Shareholders' equity:
     Series A Convertible Preferred Stock,
       $0.001 par value, 13,288 shares authorized,
       12,725 shares issued and outstanding                      --              13
     Series B Convertible Preferred Stock,
       $0.001 par value, 10,000 shares authorized,
       3,637 shares issued and outstanding                       --               4
     Common Stock, $0.001 par value, 150,000 and
       38,636 shares authorized; 43,046 shares
       issued and outstanding (net of 134 treasury
       shares at a cost of $229) at September 30,
       1999; 8,294 shares issued and outstanding
       at December 31, 1998                                      43               8
    Additional paid-in capital                              612,898          46,390
    Notes receivable from shareholders                       (1,107)         (1,151)
    Unearned compensation                                   (75,427)        (17,371)
    Unrealized gain on investment                             7,014              --
    Accumulated deficit                                     (70,775)        (12,535)
                                                          ---------       ---------
       Total shareholders' equity                           472,646          15,358
                                                          ---------       ---------
                                                          $ 493,194       $  20,663
                                                          =========       =========

                            See accompanying notes.

                               CRITICAL PATH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                       Three Months Ended             Nine Months Ended
                                                     -----------------------       -----------------------
                                                     Sep. 30,       Sep. 30,       Sep. 30,       Sep. 30,
                                                       1999           1998           1999           1998
                                                     --------       --------       --------       --------
Net revenues(1)                                      $  4,913       $    156       $  7,968       $    292
Cost of net revenues(2)                                (7,523)          (941)       (13,860)        (1,253)
                                                     --------       --------       --------       --------
          Gross profit (loss)                          (2,610)          (785)        (5,892)          (961)
                                                     --------       --------       --------       --------

Operating expenses:
     Sales and marketing                                3,557            558          8,760            836
     Research and development                           1,895            560          4,705          1,237
     General and administrative                         3,678            895          7,919          2,088
     Acquisition-related bonus compensation               570             --            570             --
     Amortization of intangibles                        9,263             --          9,813             --
     Stock-based expenses                               5,425            224         25,244            868
                                                     --------       --------       --------       --------
          Total operating expenses                     24,388          2,237         57,011          5,029
                                                     --------       --------       --------       --------

Loss from operations                                  (26,998)        (3,022)       (62,903)        (5,990)

Other income (expense):
     Interest income                                    2,841             48          5,074            120
     Interest expense(3)                                 (167)           (87)          (411)          (262)
                                                     --------       --------       --------       --------
Net loss                                             $(24,324)      $ (3,061)      $(58,240)      $ (6,132)
                                                     ========       ========       ========       ========

Other comprehensive income, before tax:
     Unrealized gain (loss) on investment            $ (7,475)      $     --       $  7,014       $     --
                                                     --------       --------       --------       --------
Other comprehensive income (loss), before tax          (7,475)            --          7,014             --
      Income tax effect                                    --             --             --             --
                                                     --------       --------       --------       --------
Other comprehensive income (loss), net of tax        $ (7,475)            --       $  7,014             --
                                                     --------       --------       --------       --------
Comprehensive loss                                   $(31,799)      $ (3,061)      $(51,226)      $ (6,132)
                                                     ========       ========       ========       ========

Net loss per share (basic and diluted)               $  (0.65)      $  (0.74)      $  (2.26)      $  (1.78)
                                                     ========       ========       ========       ========

Weighted average shares (basic and diluted)            37,158          4,118         25,715          3,445
                                                     ========       ========       ========       ========

Acquisition-related bonus charges included in:
     (2) Cost of net revenues                        $    130             --       $    130             --

Stock-based charges included in:
     (1) Net revenues                                $     --       $     82       $    106       $    102
     (2) Cost of net revenues                        $  2,712       $     45       $  3,901       $     66
     (3) Interest expense                            $    (16)      $    (16)      $    (48)      $   (145)

                             See accompanying notes.

                               CRITICAL PATH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                       Nine Months Ended
                                                                   -------------------------
                                                                   Sep. 30,        Sep. 30,
                                                                     1999            1998
                                                                   ---------       ---------
Operating activities:
     Net loss                                                      $ (58,240)      $  (6,132)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Provision for doubtful accounts                                  135              --
        Depreciation and amortization                                 14,017             597
        Amortization of warrants and stock purchase rights            14,006             329
        Amortization of unearned compensation                         15,293             852
        Changes in assets and liabilities,
          net of amounts acquired:
              Accounts receivable, net                                (1,562)           (232)
              Prepaid expenses and other assets                       (3,997)            (27)
              Accounts payable and accrued liabilities                 2,928            (389)
              Accrued  compensation and benefits                       2,018              60
              Deferred revenue                                          (438)          1,100
                                                                   ---------       ---------
Net cash used in operating activities                                (15,840)         (3,842)
                                                                   ---------       ---------

Cash flows from investing activities:
     Purchases of furniture and equipment                            (21,843)           (491)
     Purchases of investments                                         (4,500)             --
     Payments for acquisitions, net of cash acquired                 (78,223)             --
     Loans to third parties                                          (15,000)             --
     Notes receivable from officers                                     (122)             --
                                                                   ---------       ---------
Net cash used in investing activities                               (119,688)           (491)
                                                                   ---------       ---------

Cash flows from financing activities:
     Proceeds from issuance of convertible preferred
       stock, net                                                     12,496          23,445
     Proceeds from issuance of common stock, net                     257,372               5
     Proceeds from equipment lease line                                   --             198
     Proceeds from convertible promissory notes payable                   --             500
     Repayment of convertible promissory notes payable                    --            (227)
     Proceeds from payments of shareholder notes receivable               97            --
     Principal payments on capital lease obligations                  (2,166)           (489)
     Purchase of common stock                                           (229)             --
                                                                   ---------       ---------
Net cash provided by financing activities                            267,570          23,432
                                                                   ---------       ---------

Net increase in cash and cash equivalents                            132,042          19,099
Cash and cash equivalents at beginning of period                      14,791               1
                                                                   =========       =========
Cash and cash equivalents at end of period                         $ 146,833       $  19,100
                                                                   =========       =========

Supplemental cash flow disclosure:
      Cash paid for interest                                       $     363       $     117
Non-cash investing and financing activities:
      Property and equipment acquired through
        capital leases                                             $   5,863       $   4,152
      Common stock issued for notes receivable                     $      29       $      85
      Conversion of notes payable into Convertible
        Preferred Stock                                            $      --       $   1,120
      Unrealized gain on investment                                $   7,014              --
      Common stock and options issued for acquisitions             $ 209,489              --

                             See accompanying notes.

                               CRITICAL PATH, INC.
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, for the fiscal year ended December 31, 1998 as presented in Critical Path, Inc.'s (the "Company") Form S-1 Registration Statement filed on June 1, 1999. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. Critical Path does not currently use derivative instruments.

NOTE 3 - NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share" and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares are composed of restricted common stock and incremental common and preferred shares issuable upon the exercise of stock options and warrants. At September 30, 1999 and 1998, 19,182,785 and 6,460,319 potential common shares, respectively, were excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive.

NOTE 4 - COMMON STOCK WARRANT ISSUED FOR SERVICES

In January 1999, the Company entered into an agreement with ICQ, Inc. ("ICQ") , a subsidiary of America Online, Inc., pursuant to which it will provide email hosting services that will be integrated with ICQ's instant messaging service provided to ICQ's customers. The ICQ instant messaging service is designed to allow users to communicate in real time over the Internet. As part of the agreement, ICQ agreed to provide sub-branded advertising for the Company in exchange for a warrant to purchase 2,442,766 shares of common stock, issuable upon attainment of each of five milestones. The following table summarizes the shares underlying each milestone and the related exercise price:

                                                           Shares
                                                         Underlying     Exercise
                                                           Warrant       Price
                                                         ----------     --------
Milestone 1.............................................    814,254     $  4.26
Milestone 2.............................................    407,128     $  5.50
Milestone 3.............................................    407,128     $  6.60
Milestone 4.............................................    407,128     $  8.80
Milestone 5.............................................    407,128     $ 11.00
                                                          ---------
  Totals................................................  2,442,766
                                                          =========

In the quarter ended June 30, 1999, the Company amended the vesting terms of its agreement with ICQ. The revised vesting terms did not impact the shares underlying the first milestone, which vested immediately upon the execution of the agreement. The shares underlying the remaining milestones vest on the date in a quarter in which ICQ completes a minimum registration of 100,000 sub-branded ICQ mailboxes, compared to 250,000 sub-branded ICQ mailboxes as provided in the terms of the original agreement. The amended agreement also provides that only one milestone may be achieved on a quarterly basis.

Using the Black-Scholes option pricing model and assuming a term of seven years and expected volatility of 90%, the initial fair value of the warrant on the effective date of the agreement approximated $16.5 million. The shares underlying the second through fifth milestones will be remeasured at each subsequent reporting date until each sub-branded ICQ mailbox registration threshold is achieved and the related warrant shares vest. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, in the event the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term.

At March 31, 1999, none of the registration milestones specified within the ICQ warrant had been achieved. Therefore, the shares underlying the second through the fifth milestones of the ICQ warrant were remeasured using the closing price of the Company's common stock on March 31, 1999 of $77.00 per share. This remeasurement resulted in an increase to the fair value of the warrant of $109.4 million, bringing the total fair value of the warrant to $125.9 million as of March 31, 1999.

At June 30, 1999, none of the registration milestones specified within the ICQ warrant agreement had been achieved. Therefore, the shares underlying the second through the fifth milestones of the ICQ warrant were remeasured using the closing price of the Company's common stock on June 30, 1999 of $55.3125 per share. This remeasurement resulted in a decrease to the fair value of the warrant of $35.0 million compared to the fair value of the warrant on March 31, 1999, bringing the total fair value of the warrant to $90.9 million as of June 30, 1999.

At September 30, 1999, the second milestone specified within the ICQ warrant agreement had been achieved. The shares underlying this milestone were remeasured using the closing price of the Company's common stock on August 19, 1999, the date on which the milestone was achieved. The closing price of the Company's common stock on August 19, 1999 was $36.6875.

The shares underlying the third through the fifth milestones of the ICQ warrant were remeasured using the closing price of our common stock on September 30, 1999 of $40.34375. Together, these remeasurement calculations resulted in a decrease to the fair value of the warrant of $26.0 million compared to the fair value of the warrant on June 30, 1999, bringing the total fair value of the warrant to $64.9 million as of September 30, 1999.

The revised fair value continues to be amortized ratably over the remainder of the four-year term of the agreement, resulting in a quarterly amortization charge to advertising expense in the amount of $4.1 million. Based on the revised fair value of the warrant, the resulting cumulative amortization charge totaled $12.2 million for the nine months ended September 30, 1999. As an amortization charge of $11.4 million had been recognized during the six months ended June 30, 1999, the difference of approximately $800,000 was recognized as advertising expense in the quarter ended September 30, 1999.

As of September 30, 1999, only two of the five milestones had been attained. The Company expects that future changes in the trading price of our common stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based charges.


NOTE 5 - INITIAL AND SECONDARY PUBLIC OFFERING OF COMMON STOCK

On March 29, 1999, the Company completed its initial public offering of 5,175,000 shares of common stock (including the exercise of the underwriters' overallotment option) and realized net proceeds of $114.1 million.

On June 2, 1999, the Company completed its secondary public offering of 3,000,000 shares of common stock and realized net proceeds of $140.7 million.


NOTE 6 - ACQUISITIONS

On May 26, 1999, the Company acquired substantially all the operating assets of the Connect Service business of Fabrik Communications ("Fabrik"). The acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations Fabrik's Connect Service have been included in the Company's consolidated financial statements since the acquisition date. The purchase price has been allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the date of acquisition. The total purchase price was $20.1 million, consisting of $12.0 million cash, common stock valued at $8.0 million, and other acquisition-related expenses of approximately $100,000. Of the total purchase price, approximately $500,000 was allocated to property and equipment, and the remainder was allocated to intangible assets, including customer list ($2.1 million), assembled workforce ($400,000) and goodwill ($17.1 million). The acquired intangible assets will be amortized over their estimated useful lives of two to three years. Goodwill will be amortized using the straight-line method over three years, resulting in a quarterly charge of approximately $1.4 million during the amortization period.

On July 21, 1999, the Company acquired dotOne Corporation ("dotOne"), a leading corporate email messaging service provider. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of dotOne have been included in the Company's consolidated financial statements since the acquisition date. The purchase price has been allocated to the tangible net liabilities and intangible net assets acquired on the basis of their respective fair values on the date of acquisition. The total purchase price was $57.0 million, consisting of $17.5 million cash, common stock valued at $35.0 million, assumed stock options with an estimated fair market value of $3.2 million, and other acquisition-related expenses of approximately $1.3 million. Of the total purchase price, approximately $1.7 million was allocated to net tangible liabilities, and the remainder was allocated to intangible assets, including customer list ($4.6 million), assembled workforce ($1.5 million), existing technology ($600,000), and goodwill ($52.0 million). The acquired intangible assets will be amortized over their estimated useful lives of three to five years. Goodwill will be amortized using the straight-line method over three years, resulting in a quarterly charge of $4.3 million during the amortization period.

The following cash and non-cash entries were recorded in connection with the dotOne acquisition:

(in thousands)
Fair value of assets acquired                               $  60,484
Liabilities assumed                                             3,497
Fair value of common stock and options issued                  38,200
                                                            ---------
Cash paid, including acquisition costs                         18,787
Less: cash acquired                                               419
                                                            ---------
Net cash paid                                               $  18,368
                                                            =========

On August 31, 1999, the Company acquired Amplitude Software Corporation ("Amplitude"), a leading provider of Internet calendaring and resource scheduling solutions. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Amplitude have been included in the Company's consolidated financial statements since the acquisition date. The purchase price has been allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the date of acquisition. The total purchase price was $214.4 million, consisting of $45.0 million cash, common stock valued at $141.3 million, assumed stock options with an estimated fair market value of $22.0 million, and other acquisition-related expenses of approximately $6.1 million. Of the total purchase price, approximately $4.4 million was allocated to net tangible assets, and the remainder was allocated to intangible assets, including customer list ($600,000), assembled workforce ($3.8 million), existing technology ($4.1 million), and goodwill ($201.5 million). The acquired intangible assets will be amortized over their estimated useful lives of two to four years. Goodwill will be amortized using the straight-line method over four years, resulting in a quarterly charge of approximately $12.6 million during the amortization period.

The following cash and non-cash entries were recorded in connection with the Amplitude acquisition:

(in thousands)
Fair value of assets acquired                               $ 217,916
Liabilities assumed                                             3,536
Fair value of common stock and options issued                 163,289
                                                            ---------
Cash paid, including acquisition costs                         51,091
Less: cash acquired                                             3,337
                                                            ---------
Net cash paid                                               $  47,754
                                                            =========

The following unaudited pro forma summary presents the Company's consolidated results of operations for the nine months ended September 30, 1999 and 1998 as if the acquisitions had been consummated at the beginning of each period. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets, the reduction of interest income for lower cash balances as a result of the elimination of the Fabrik cash balance which was not acquired by the Company.

                                          Nine Months Ended
                                            September 30
                                       1999                1998
                                       ----                ----
Net revenues                         $  19,573          $  14,275

Net loss                              (114,949)           (70,683)

Net loss per share:
         Basic and diluted            (   3.84)           (  8.51)

The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

On October 21, 1999, the Company announced that it had signed a definitive agreement to acquire all outstanding shares of Isocor, a provider of standards-based messaging and directory software products and services. On November 3, 1999, the Company announced that it had signed a definitive agreement to acquire all outstanding shares in FaxNet ("FaxNet"), a supplier of fax and integrated messaging solutions. On November 4, 1999, the Company announced that it had signed a definitive agreement to acquire all outstanding shares in The DocSpace Company, Inc. ("DocSpace"), a provider of secure file delivery and storage services. The closing of these transactions is contingent upon approval by the companies' shareholders, approval by regulatory agencies, and other provisions within the agreements. Should these acquisitions close, the Company intends to account for each of them using the purchase method of accounting and, accordingly, the respective purchase prices will be allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the date of the respective acquisitions.


NOTE 7 - ACQUISITION-RELATED BONUS PROGRAM

In connection with its acquisition of Amplitude, the Company established a bonus program in the aggregate amount of $10 million to provide incentive for former Amplitude employees to continue their employment with Critical Path. Payment of bonuses to the listed employees will occur one year following the date of acquisition, unless the listed employees voluntarily terminate their employment with the Company prior to August 31, 2000. The aggregate amount of the eligible bonus is adjusted downward at each point that a former Amplitude employee chooses to terminate his or her employment with the Company. The amount of any such downward adjustment corresponds to the amount that the terminating employee would have received had he or she elected to continue employment with the Company. A ratable share of the adjusted eligible bonus amount will be accrued and charged to compensation expense over the 12 months ending August 31, 2000. As of September 30, 1999, the adjusted eligible bonus amount was $8.4 million, and the ratable charge to compensation expense was $700,000. Based on the functions of the employees scheduled to receive acquisition bonuses, $130,000 of the compensation charge was allocated to cost of net revenues and $570,000 was allocated to operating expenses.

NOTE 8 - CONTINGENCIES

The Company is party to various legal proceedings in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position, results of operations, or operating cash flow.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report, as well as the Company's Registration Statements on Form S-1. The following discussion contains forward-looking statements. Critical Path's actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, future enhancements of our service offering, potential expansion of our employee base and operating assets, acquisitions, competition, development of new strategic relationships, opening of new data centers and sales offices, additional investments in technology, impact of Year 2000 issues, and those discussed in "Additional Factors That May Affect Future Operating Results" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Overview

Critical Path was founded in February 1997 to deliver email hosting solutions to Internet service providers, web hosting companies, web portals and corporations. From its inception to October 1997, Critical Path's operating activities related primarily to the planning and development of our proprietary technological solution, recruitment of personnel, raising of capital and purchase of operating assets. Critical Path initiated its email hosting service in October 1997. We have continued to make investments to improve the quality of our service. In December 1997, we enhanced our initial service offering, a hosting service based on Post Office Protocol 3, with the addition of a web mail interface. Post Office Protocol 3 is a standard protocol for receiving email commonly referred to as "POP3". In January 1999, we further enhanced our service with the addition of an offering based on the Lightweight Directory Access Protocol, or "LDAP," a directory software protocol.

In May of 1999, we acquired substantially all the operating assets of the Connect Service business of Fabrik Communications, Inc. We purchased the ongoing business operations as well as nearly 500 customer relationships of Fabrik. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets acquired on the basis of their respective fair values on the date of acquisition. The total purchase price of $20.1 million consisted of $12.0 million cash, common stock valued at $8.0 million, and other acquisition costs of approximately $100,000. Of the total purchase price, approximately $500,000 was allocated to property and equipment, and the remainder was allocated to intangible assets, including customer list ($2.1 million), assembled workforce ($400,000), and goodwill ($17.1 million). The acquired intangible assets will be amortized over their estimated useful lives of two to three years. Goodwill will be amortized using the straight-line method over three years, resulting in a quarterly charge of $1.4 million during the amortization period. At September 30, 1999, cumulative amortization of intangibles totaled $2.2 million.

In July of 1999, we acquired all outstanding shares of dotOne Corporation, a leading provider of corporate email and messaging services. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible net liabilities and intangible net assets acquired on the basis of their respective fair values on the date of the acquisition. The total purchase price of $57.0 million consisted of $17.5 million cash, common stock valued at $35.0 million, assumed stock options with an estimated fair market value of $3.2 million, and other acquisition costs of approximately $1.3 million. Of the total purchase price, approximately $1.7 million was allocated net tangible liabilities, and the remainder was allocated to intangible assets, including customer list ($4.6 million), assembled workforce ($1.5 million), existing technology ($600,000), and goodwill ($52.0 million). The acquired intangible assets will be amortized over their estimated useful lives of three to five years. Goodwill will be amortized using the straight-line method over three years, resulting in a quarterly charge of $4.3 million during the amortization period. At September 30, 1999, cumulative amortization of intangibles totaled $3.2 million.

In August of 1999, we acquired all outstanding shares of Amplitude Software Corporation, a leading provider of internet calendaring and resource scheduling solutions. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of the acquisition. The total purchase price of $214.4 million consisted of $45.0 million cash, common stock valued at $141.3 million, assumed stock options with an estimated fair market value of $22.0 million, and other acquisition costs of approximately $6.1 million. Of the total purchase price, approximately $4.4 million was allocated to net tangible assets and the remainder was allocated to intangible assets, including customer list ($600,000), assembled workforce ($3.8 million), existing technology ($4.1 million), and goodwill ($201.5 million). The acquired intangible assets will be amortized over their estimated useful lives of three to five years. Goodwill will be amortized using the straight-line method over four years, resulting in a quarterly charge of $12.6 million during the amortization period. At September 30, 1999, cumulative amortization of intangibles totaled $4.4 million.

We continue to derive most of our revenues through our email hosting services. Our service revenues are derived primarily from contractual relationships which provide for revenues on a per mailbox and per message basis. These contracts are typically one to three years in length. Revenues based upon a percentage of the email advertising revenues generated by customers are recognized when those revenues are earned and reported by the customer. We also derive email hosting revenue by providing users of LAN email systems a universal bridge to send messages outside their network. We charge message fees in addition to monthly service fees for this bridge, and recognize revenue in the period such services are provided. Other set-up fees are comprised of customized installation of email services. Payments are based on a contractual fee for the customization, and revenue is recognized upon completion of the work. Consulting revenues are billed and recognized on a monthly basis as the service is performed. Revenues for software licenses for which collection of the resulting receivable is deemed probable are recognized upon delivery of the licensed software. Revenues from software maintenance are recognized ratably over the maintenance term. Agreements with some of our customers require minimum performance standards regarding the availability and response time of our email services. If we fail to meet these standards our customers could terminate their relationships with us and we could be subject to contractual monetary penalties.

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

We intend to develop worldwide sales offices and data centers. We currently have sales offices in the United States, Germany, Great Britain, and France, and data centers in the United States, Germany, and Great Britain. We expect to open additional data centers within the next 12 months.

Future investments in technology may involve the development, acquisition or licensing of technologies that complement or augment our existing services and technologies.

During 1998, we recorded aggregate unearned compensation totaling approximately $19.9 million in connection with certain sales of stock and the grant of certain options to employees, directors and consultants. This amount is being amortized over the four-year vesting period of the related options. These options were issued to create incentives for continued performance. Of the total unearned compensation, approximately $448,000, $217,000, $269,000 and $1.7 million were amortized in the quarters ended March 31, June 30, September 30, and December 31, 1998, respectively. In January and March 1999, we granted options resulting in an additional $18.1 million of unearned compensation. Amortization of unearned compensation was approximately $3.7 million during the three months ended March 31, 1999, approximately $4.9 million during the three months ended June 30, 1999, and approximately $4.8 million during the three months ended September 30, 1999. We expect aggregate per quarter amortization related to unearned compensation of between $4.9 million and $4.0 million during 1999, between $3.2 million and $2.1 million during 2000, between $1.7 million and $1.0 million during 2001, and between $742,000 and $331,000 during 2002.

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

                                                           Shares
                                                         Underlying     Exercise
                                                           Warrant       Price
                                                         ----------     --------
Milestone 1.............................................    814,254     $  4.26
Milestone 2.............................................    407,128     $  5.50
Milestone 3.............................................    407,128     $  6.60
Milestone 4.............................................    407,128     $  8.80
Milestone 5.............................................    407,128     $ 11.00
                                                          ---------
  Totals................................................. 2,442,766
                                                          =========

In the quarter ended June 30, 1999, we amended the vesting terms of its agreement with ICQ. The revised vesting terms did not impact the shares underlying the first milestone, which vested immediately upon the execution of the agreement. The shares underlying the remaining milestones vest on the date in a quarter in which ICQ completes a minimum registration of 100,000 sub-branded ICQ mailboxes, compared to 250,000 sub-branded ICQ mailboxes as provided in the terms of the original agreement. The amended agreement also provides that only one milestone may be achieved on a quarterly basis.

Using the Black-Scholes option pricing model and assuming a term of seven years and expected volatility of 90%, the initial fair value of the warrant on the effective date of the agreement approximated $16.5 million. The shares underlying the second through fifth milestones will be remeasured at each subsequent reporting date until each sub-branded ICQ mailbox registration threshold is achieved and the related warrant shares vest. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not.

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

At September 30, 1999, one of the registration milestones specified within the ICQ warrant agreement had been achieved. The shares underlying this milestone were remeasured using the closing price of our common stock on August 19, 1999, the date on which the milestone was achieved. The closing price of our common stock on August 19, 1999 was $36.6875. The shares underlying the third through the fifth milestones of the ICQ warrant were remeasured using the closing price of our common stock on September 30, 1999 of $40.34375. Together, these remeasurement calculations resulted in a decrease to the fair value of the warrant of $26.0 million compared to the fair value of the warrant on June 30, 1999, bringing the total fair value of the warrant to $64.9 million as of September 30, 1999.

The revised fair value will be amortized ratably over the remainder of the four-year term of the agreement, resulting in a quarterly amortization charge to advertising expense in the amount of $4.1 million. Based on the revised fair value of the warrant, the resulting cumulative amortization charge totaled $12.2 million for the nine months ended September 30, 1999. As an amortization charge of $11.4 million had been recognized during the six months ended June 30, 1999, the difference of approximately $800,000 was recognized as advertising expense in the quarter ended September 30, 1999.

As of September 30, 1999, only two of the five milestones had been attained. We expect that future changes in the trading price of our common stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based compensation.

We have incurred significant losses since our inception, and as of September 30, 1999 had an accumulated deficit of approximately $70.8 million. We intend to invest heavily in sales and marketing, continued development of our network infrastructure, and continued technology enhancements. We expect to continue to incur substantial operating losses for the foreseeable future.

In view of the rapidly evolving nature of our business, our recent acquisitions, and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results, including our gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At September 30, 1999, we had 369 employees, in comparison with 58 employees at September 30, 1998. We do not believe that our historical growth rates for revenue, expenses, or personnel are indicative of future results.

Results of Operations

The following tables set forth the historical results of our operations, expressed in absolute dollars and as a percentage of revenues, for the three months and nine months ended September 30, 1999 and 1998, respectively.

                                   (unaudited)
                      (in thousands, except per share data)

                                                       Absolute Dollars             Percentage of Revenues
                                                    -----------------------         -----------------------
                                                      Three Months Ended              Three Months Ended
                                                    -----------------------         -----------------------
                                                    Sep. 30,       Sep. 30,         Sep. 30,       Sep. 30,
                                                      1999           1998             1999           1998
                                                    --------       --------         -------       ---------
Net revenues(1)                                     $  4,913       $    156           100.0           100.0
Cost of net revenues(2)                               (7,523)          (941)          153.1           603.2
                                                    --------       --------         -------       ---------
          Gross profit (loss)                         (2,610)          (785)           53.1           503.2
                                                    --------       --------         -------       ---------

Operating expenses:
     Sales and marketing                               3,557            558            72.4           357.7
     Research and development                          1,895            560            38.6           359.0
     General and administrative                        3,678            895            74.9           573.7
     Acquisition-related bonus compensation              570             --            11.6            --
     Amortization of intangibles                       9,263             --           188.6            --
     Stock-based expenses                              5,425            224           110.4           143.6
                                                    --------       --------         -------       ---------
          Total operating expenses                    24,388          2,237           496.4         1,434.0
                                                    --------       --------         -------       ---------

Loss from operations                                 (26,998)        (3,022)          549.5         1,937.2

Other income (expense):
     Interest and other income                         2,841             48            57.8            30.8
     Interest expense (3)                               (167)           (87)            3.4            55.8
                                                    --------       --------         -------       ---------
Net loss                                            $(24,324)      $ (3,061)          495.1         1,962.2
                                                    ========       ========         =======       =========

Net loss per share (basic and diluted)              $ (0.65)      $   (0.74)
                                                    ========       ========

Weighted average shares (basic and diluted)           37,158          4,118
                                                    ========       ========

Acquisition-related bonus charges included in:
  (2) Cost of net revenues                          $    130       $     --

Stock-based charges included in:
  (1) Net revenues                                  $     --       $     82
  (2) Cost of net revenues                          $  2,712       $     45
  (3) Interest expense                              $    (16)      $    (16)

                                   (unaudited)
                      (in thousands, except per share data)

                                                       Absolute Dollars             Percentage of Revenues
                                                    -----------------------         -----------------------
                                                       Nine Months Ended               Nine Months Ended
                                                    -----------------------         -----------------------
                                                    Sep. 30,       Sep. 30,         Sep. 30,       Sep. 30,
                                                      1999           1998             1999           1998
                                                    --------       --------         -------       ---------
Net revenues(1)                                     $  7,968       $    292          100.0           100.0
Cost of net revenues(2)                              (13,860)        (1,253)         173.9           429.1
                                                    --------       --------        -------       ---------
          Gross profit (loss)                         (5,892)          (961)          73.9           329.1
                                                    --------       --------        -------       ---------

Operating expenses:
     Sales and marketing                               8,760            836          109.9           286.3
     Research and development                          4,705          1,237           59.0           423.6
     General and administrative                        7,919          2,088           99.4           715.1
     Acquisition-related bonus compensation              570             --            7.2              --
     Amortization of intangibles                       9,813             --          123.2              --
     Stock-based expenses                             25,244            868          316.8           297.3
                                                    --------       --------        -------       ---------
          Total operating expenses                    57,011          5,029          715.5         1,722.3
                                                    --------       --------        -------       ---------

Loss from operations                                 (62,903)        (5,990)         789.4         2,051.4

Other income (expense):
     Interest and other income                         5,074            120           63.7            41.1
     Interest expense(3)                                (411)          (262)           5.2            89.7
                                                    --------       --------        -------       ---------
Net loss                                            $(58,240)      $ (6,132)         730.9         2,100.0
                                                    ========       ========        =======       =========

Net loss per share (basic and diluted)              $ (2.26)       $  (1.78)
                                                    ========       ========

Weighted average shares (basic and diluted)           25,715          3,445
                                                    ========       ========


Acquisition-related bonus charges included in:
  (2) Cost of net revenues                          $    130       $     --

Stock-based charges included in:
  (1) Net revenues                                  $    106       $    102
  (2) Cost of net revenues                          $  3,901       $     66
  (3) Interest expense                              $    (48)      $   (145)

Net Revenues

Revenues. We continue to derive most of our revenues through our email hosting services. Our service revenues are derived primarily from contractual relationships which provide for revenues on a per mailbox and per message basis. These contracts are typically one to three years in length. Revenues based upon a percentage of the email advertising revenues generated by customers are recognized when those revenues are earned and reported by the customer. We also derive email hosting revenue by providing users of LAN email systems a universal bridge to send messages outside their network. We charge message fees in addition to monthly service fees for this bridge, and recognize revenue in the period such services are provided. Other set-up fees are comprised of customized installation of email services. Payments are based on a contractual fee for the customization, and revenue is recognized upon completion of the work. Consulting revenues are billed and recognized on a monthly basis as the service is performed. Revenues for software licenses for which collection of the resulting receivable is deemed probable are recognized upon delivery of the licensed software. Revenues from software maintenance are recognized ratably over the maintenance term. Agreements with some of our customers require minimum performance standards regarding the availability and response time of our email services. If we fail to meet these standards our customers could terminate their relationships with us and we could be subject to contractual monetary penalties.

During the quarter ended September 30, 1999, our revenues were $4,913,000, an increase of $4,757,000 over the corresponding quarter of 1998. For the nine months ended September 30, 1999, our revenues increased to $7,968,000 from $292,000 in the corresponding period of the previous fiscal year. These increases in revenue resulted primarily from a substantial increase in the number of mailboxes we hosted during the current fiscal year in comparison with the corresponding periods of the previous fiscal year, as well as from the contribution to current revenues of acquired companies' revenue streams. At September 30, 1999, we hosted 6.7 million active mailboxes. At September 30, 1998, by comparison, we hosted approximately 255,000 mailboxes. For the quarter ended September 30, 1999, we earned revenues of $ 0.30 per mailbox for the weighted average of active mailboxes hosted during the quarter.

In connection with certain customer contracts executed in 1998, we granted warrants or options to purchase Series B Convertible Preferred Stock. The fair value of these warrants or options, determined using the Black-Scholes option pricing model, has been recognized ratably as a sales discount over the terms of the respective agreements. Amortization of this discount amounted to $106,000 and $102,000 for the nine months ended September 30, 1999 and 1998, respectively, and zero and $82,000 during the quarters ended September 30, 1999 and 1998, respectively.

In early 1998, we executed agreements with E*TRADE, an on-line brokerage services company, and Verio, a web hosting organization, pursuant to which we derive revenue for providing email services. During the nine months ended September 30, 1999, E*TRADE and Verio accounted for approximately 23% and 7%, respectively, of our net revenues, excluding the value of stock purchase rights received by customers. For the entirety of 1998, E*TRADE and Verio accounted for approximately 62% and 30%, respectively, of our net revenues excluding the value of stock purchase rights received by customers.

Cost of Net Revenues

Cost of net revenues consists principally of costs incurred in the delivery and support of our email services, including depreciation of capital equipment used in our network infrastructure and personnel costs in our operations and customer support functions. During the quarter ended September 30, 1999, these costs were $7,523,000, or 153% of net revenues, in comparison with costs of $941,000, or 603% of net revenues, for the corresponding quarter of 1998. For the nine months ended September 30, 1999, cost of net revenues was $13,860,000, or 174% of net revenues, in comparison with costs of $1,253,000, or 429% of net revenues, for the corresponding period of 1998. We have made significant acquisitions of equipment for our data centers over the past 12 months, and as a result our depreciation expense of networking equipment during 1999 has increased substantially in comparison with the corresponding periods of the previous fiscal year. Additionally, we incurred $600,000 of consulting and outside contractor charges during the quarter ended September 30, 1999 as we continued our efforts to enhance our network and migrate to a new storage platform. We have also increased our staffing significantly in operations and customer support over the past year, and consequently compensation and other personnel costs have been higher in the current fiscal year. From January 1, 1999 to September 30, 1999, our operations and customer support staff increased from 25 employees to 102 employees. At September 30, 1998, we had 19 employees on staff in operations and customer support functions.

During the three months ended September 30, 1999, the Company also incurred a one-time stock-based charge of approximately $2 million in connection with a severance agreement for a terminated employee. This expense was charged to cost of net revenues, based on the functions and duties previously performed by the terminated employee.


Operating Expenses

Sales and Marketing. Our sales and marketing expenses consist principally of compensation for our sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expenses during the quarter ended September 30, 1999, amounted to $3,557,000, or 72% of net revenue, in comparison with $558,000, or 358%, during the corresponding quarter of the previous fiscal year. For the nine months ended September 30, 1999, sales and marketing expenses came to $8,760,000, or 110% of net revenues, in comparison with $836,000, or 286% of net revenues, for the corresponding period of the previous fiscal year. Increases in marketing and promotional expenses, incentive compensation payments to sales personnel, and increases in compensation associated with additional headcount accounted for the increase in sales and marketing expenses during 1999. From January 1, 1999 to September 30, 1999, our sales and marketing staff increased from 30 employees to 120 employees. At September 30, 1998, we had 12 employees on staff in sales and marketing functions.

Research and Development. Our research and development expenses consist principally of compensation for our technical staff, payments to outside contractors, and, to a lesser extent, related overhead. We expense research and development expenses as they are incurred. Research and development expenses amounted to $1,895,000, or 39% of net revenues, during the quarter ended September 30, 1999, in comparison with $560,000, or 359% of net revenues, for the corresponding quarter of the previous fiscal year. For the nine months ended September 30, 1999, research and development expenses were $4,705,000, or 59% of net revenues, in comparison with $1,237,000, or 424% of net revenues, for the corresponding period of the previous fiscal year. These significant dollar increases resulted primarily from increases in personnel and use of outside contractors. From January 1, 1999 to September 30, 1999, our research and development staff increased from 27 employees to 109 employees. At September 30, 1998, we had 20 employees on staff in research and development functions.

General and Administrative. Our general and administrative expenses consist principally of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expenses amounted to $3,678,000, or 75% of net revenues, during the quarter ended September 30, 1999, in comparison with $895,000 or 574% of net revenues, during the corresponding quarter of the previous fiscal year. For the nine months ended September 30, 1999, general and administrative expenses came to $7,919,000 or 99% of net revenues, in comparison with $2,088,000, or 715% of net revenues, for the corresponding period of the previous fiscal year. These increases were attributable primarily to increases in compensation associated with additional headcount, higher fees for outside professional services, and higher occupancy costs. From January 1, 1999 to September 30, 1999, our general and administrative staff increased from 11 employees to 38 employees. At September 30, 1998, we had seven employees on staff in general and administrative functions.

Acquisition-Related Bonus Program

In connection with its acquisition of Amplitude, the Company established a bonus program in the aggregate amount of $10 million to provide incentive for former Amplitude employees to continue their employment with Critical Path. Payment of bonuses to the listed employees will occur one year following the date of acquisition, unless the listed employees voluntarily terminate their employment with the Company prior to August 31, 2000. The aggregate amount of the eligible bonus is adjusted downward at each point that a former Amplitude employee chooses to terminate his or her employment with the Company. The amount of any such downward adjustment corresponds to the amount that the terminating employee would have received had he or she elected to continue employment with the Company. A ratable share of the adjusted eligible bonus amount will be accrued and charged to compensation expense over the 12 months ending August 31, 2000. As of September 30, 1999, the adjusted eligible bonus amount was $8.4 million, and the ratable charge to compensation expense was $700,000. Based on the functions of the employees scheduled to receive acquisition bonuses, $130,000 of the compensation charge was allocated to cost of net revenues and $570,000 was allocated to operating expenses.


Stock-Based Expenses

During 1998, we recorded aggregate unearned compensation in the amount of $19.9 million in connection with the grant of certain stock options during 1998. In the first quarter of 1999, we recorded an additional $18.1 million of unearned compensation related to the grant of stock options in the months of January 1999 and March 1999. Amortization of such unearned compensation amounted to approximately $4.8 million for the three months ended September 30, 1999, in comparison with $269,000 for the three months ended September 30, 1998. Approximately $741,000 and $45,000 of amortized unearned compensation was allocated to cost of net revenues, and the remaining $4.1 million and $224,000 was amortized to operating expenses for the three months ended September 30, 1999 and 1998, respectively. During the three months ended September 30, 1999, the Company also incurred a one-time stock-based charge of approximately $2 million in connection with a severance agreement for a terminated employee. This expense was charged to cost of net revenues. For the nine months ended September 30, 1999 and 1998, the Company amortized $29.1 million and $934,000 of unearned compensation, respectively, relating to the grant of stock options and stock warrants. Of this amortized unearned compensation, approximately $3.9 million and $66,000 was allocated to cost of net revenues and approximately $25.2 million and $868,000 was allocated to operating expenses for the nine months ended September 30, 1999 and 1998, respectively.

We incurred stock-based expenses for warrants we granted to ICQ, a subsidiary of AOL, and to one other strategic partner. Amortization of the fair value of these warrants resulted in stock-based expenses of approximately $1.4 million for the quarter ended September 30, 1999, and $13.9 million for the nine months ended September 30, 1999. As stated in Note 4 to the

Condensed Consolidated Financial Statements, quarterly amortization associated with the ICQ warrant is subject to substantial increase or decrease in future quarters based upon changes in the trading price of our common stock.


Interest and Other Income and Interest Expense

Interest and other income consists primarily of interest earnings on our cash and cash equivalents. Interest and other income amounted to $2,841,000 during the quarter ended September 30, 1999, and $5,074,000 for the nine months ended September 30, 1999. We completed private placements of equity securities in April 1998, September 1998, and January 1999, and closed public offerings of common stock in April 1999 and June 1999. As a result, interest income increased significantly during 1999 in comparison with corresponding periods in 1998 due to higher cash balances available for investing. During the nine months ended September 30, 1999, we incurred interest expense on capital lease obligations and stock- based charges in the amount of $411,000, of which $48,000 related to the amortization of stock-based charges and the remainder to interest payments on capital lease obligations. In the corresponding period of 1998, we incurred interest expense of $262,000, of which $145,000 related to the amortization of stock-based charges and the remainder to interest payments on notes payable and capital lease obligations.


Income Taxes

No provision for federal or state income taxes has been recorded as we have incurred net operating losses from inception through September 30, 1999. As of December 31, 1998, we had approximately $8.8 million of federal and state net operating loss carryforwards, which expire in varying amounts beginning in 2012, available to offset future taxable income. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. For example, the amount of net operating losses that we may utilize in any one year would be limited in the presence of a cumulative ownership change of more than 50% over a three year period. Because there is significant doubt as to whether we will realize any benefit from this deferred tax asset, we have established a full valuation allowance as of December 31, 1998.


Liquidity and Capital Resources

Our cash and cash equivalents increased by approximately $132.0 million during the nine months ended September 30, 1999. This net change occurred as we raised approximately $269.9 million in proceeds from the sale of equity securities, net of issuance costs, used $15.8 million in cash to fund operating activities, paid $78.2 million (net of cash acquired) to consummate acquisitions, advanced $15.0 million to third parties pursuant to promissory notes, invested $4.5 million to obtain equity positions in strategic partners, disbursed $21.8 million to purchase property and equipment, and paid $2.4 million to retire principal on capital lease obligations and acquire treasury shares. Installation of network infrastructure equipment in our data centers, license of new software platforms, purchases of furniture and equipment for new employees, and leasehold improvements related to expansion of our facilities accounted for the significant increase in capital expenditures. We expect that our investment in property and equipment will continue to grow as we seek to increase our capacity to provide email hosting and additional services.

We have a credit agreement with a bank which provides a line of credit for working capital advances of up to $1.0 million. There were no borrowings under this line of credit as of

September 30, 1999. Outstanding borrowings accrue interest at a rate equal to the bank's prime rate plus 2.0%. Capital lease obligations, including both short-term and long-term portions, increased approximately $4.4 million, net of principal repayments, during the nine months ended September 30, 1999 as we secured financing for a substantial share of our additions to property and equipment. Our line of credit and capital lease obligations contain no provisions that would limit our future borrowing ability. Deferred revenue, excluding balances acquired through acquisitions, decreased $438,000 during the nine months ended September 30, 1999 as we recognized into revenue a payment we had previously received from a customer as an advance for future services.

In January 1999 we completed the second round of the Series B Convertible Preferred Stock financing through the issuance of approximately 3.2 million shares, including 454,544 shares issued pursuant to outstanding stock purchase rights, for net proceeds of $12.5 million. Also in January 1999, we sold 1,090,909 shares of common stock for net proceeds of $2.4 million. In April 1999, we received approximately $114.1 million in net proceeds upon the closing of our initial public offering of common stock. In June 1999, we received approximately $140.7 million in net proceeds upon the closing of our secondary public offering of common stock.

In May 1999 we made a minority investment of $3 million in the common stock of Starmedia Network, Inc. Based on the closing price of Starmedia stock at September 30, 1999, the fair value of the Company's investment was $10.0 million and is recorded as an investment in the assets section of the Company's balance sheet. The excess of the investment's carrying value over its cost is recorded as an unrealized gain on investments and included in the equity section of the Company's balance sheet.

In July 1999, we advanced $10 million to a privately-held company pursuant to a promissory note. The note bears interest at the prime rate of interest as stipulated in the Wall Street Journal. The amount was advanced in connection with the Company's evaluation of the obligor for potential acquisition. Under the terms of the note, all principal and accrued interest is repayable within 90 days of written demand by the holder. Upon the decision by the Company not to proceed with an acquisition of the obligor, the Company presented a demand notice for repayment on August 18, 1999. All amounts owed the company pursuant to this note are due to be paid not later than November 16, 1999.

In August 1999, we advanced $5 million to DocSpace pursuant to a promissory note. The note bears interest at a rate equal to 8% per annum simple interest. The amount was advanced in connection with the Company's evaluation of DocSpace for potential acquisition. Under the terms of the note, any portion of the principal and/or interest outstanding on the note may be converted into common stock at the election of DocSpace. On November 4, 1999, the Company announced a definitive agreement to acquire all outstanding common stock of DocSpace.

We believe that our current cash balances are sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We anticipate that further expansion of our operations will cause us to incur negative cash flows on a short-term basis, and therefore require us to consume our cash and other liquid resources to support our growth in operations.

We believe that our current cash balances will be sufficient to meet our working capital and capital requirements beyond the next 12 months. However, our operating and investing activities on a long-term basis may require us to obtain additional equity or debt financing. In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products, and technologies. In May 1999 we acquired substantially all the operating assets of Fabrik Connect Service, and in July 1999 we completed the acquisition of dotOne Corporation. In connection with these transactions, we disbursed $17.0 million in cash of June 30, 1999, and an additional

$12.5 million in July 1999. In August 1999, we completed the acquisition of Amplitude Software Corporation and disbursed $45.0 million in cash consideration. An additional $7.5 million in transaction fees was disbursed during 1999 to consummate these acquisitions. We expect that future acquisitions of businesses and other strategic assets, including our pending acquisitions of Isocor, Docspace, and FaxNet, will require considerable outlays of capital. In order to consummate potential acquisitions, we may need additional equity or debt financings in the future.


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

We are a comparatively new enterprise, and, accordingly, the software and hardware we use to manage our business has all been purchased or developed internally within the past 30 months. While this fact pattern does not uniformly protect us against Year 2000 exposure, we believe we gain some mitigation from the fact that the information technology ("IT") we use to manage our business is not based upon "legacy" hardware and software systems. "Legacy system" is a term often used to describe hardware and software systems which were developed in previous decades when there was less awareness of Year 2000 issues. Generally, hardware and software design within the current decade and the past several years in particular has given greater consideration to Year 2000 issues. All of the software code we have internally developed to manage our network traffic, for example, is written with four digits to define the applicable year.

We are in the process of testing our internal IT and non-IT systems, including the systems of those companies we have recently acquired. Prior to September 1999, all of the testing we had completed was performed by our own personnel. In September 1999, we engaged an outside consultant to document our compliance procedures and prepare a Statement of Readiness addressing the Year 2000 compliance of our IT software and hardware. Under the present schedule, the consultant's review and delivery of the Statement of Readiness should be completed by December 1999. Based on the internal testing we have performed to date and the interim results from our consultant's review, we believe that any modifications necessary to make our IT systems Year 2000 compliant will be minor.

In addition to our internally developed software, we use software and hardware developed by third parties both for our network and internal information systems. We have begun to test such third-party software and hardware in an effort to assess Year 2000 compliance. We have also obtained documentation from key suppliers of hardware and networking equipment for our data centers which indicates that this hardware and networking equipment is Year 2000 compliant. Based upon an evaluation of our broader list of software and hardware providers, we are aware that all of these providers are in the process of reviewing and implementing their own Year 2000 compliance programs. We will work with these providers to address any Year 2000 issues and obtain the necessary enhancements and documentation from them to ensure that their products are Year 2000 compliant.

In addition, we rely on third party network infrastructure providers to gain access to the Internet. If these providers experience business interruptions as a result of their failure to achieve Year 2000 compliance, our ability to provide Internet connectivity could be impaired, which could have a material adverse effect on our business, results of operations and financial condition.

Our customers' success in maintaining Year 2000 compliance is also significant to our ability to generate revenues. We currently derive revenue by managing customers' email and messaging activities across our network. In all cases, interruptions in our customers' services and on-line activities caused by Year 2000 problems could have a material adverse effect on our revenues to the extent that these interruptions may limit or delay our customers' ability to expand their base of email users.

We have incurred expenses to date for our outside consultants and Year 2000 assessment software. Additional costs for consultants and remediation efforts will vary dependent upon the requirements we identify, but we do not anticipate that any future costs associated with our Year 2000 remediation efforts will be material. However, if we, our customers, our providers of hardware and software, or our third party network providers fail to remedy any Year 2000 issues, our service could be interrupted and we could experience a material loss of revenues that could have a material adverse effect on our business, results of operations, and financial condition. We would consider such an interruption to be the most reasonably likely unfavorable result of any failure by us, or failure by the third parties upon whom we rely, to achieve Year 2000 compliance. Presently, we believe we are unable to reasonably estimate the duration and extent of any possible interruption, or quantify the effect it may have on our future revenues. We are currently in the process of developing a comprehensive contingency plan to address the issues which could result from this type of event.


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. Critical Path does not currently use derivative instruments.

Additional Factors That May Affect Future Operating Results

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

Because we have only a limited operating history upon which you can evaluate our business and prospects, you should consider the risks, expenses and difficulties that we may encounter when making your investment decision. These risks include our ability to:

  - expand our sales and marketing activities;

  - create and maintain strategic relationships;

  - expand our customer base and retain key clients;

  - introduce new services;

  - manage growing operations;

  - integrate new businesses and technologies;

  - compete in a highly competitive market;

  - upgrade our systems and infrastructure to handle any increases in messaging traffic;

  - reduce service interruptions; and

  - recruit and retain key personnel.

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


WE HAVE A HISTORY OF LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY

We incurred net losses of approximately $1.1 million for the period from February 19, 1997 (inception) through December 31, 1997, $11.5 million for the year ended December 31, 1998, and $58.2 million for the period from January 1, 1999 to September 30, 1999. As of September

30, 1999, we had an accumulated deficit of approximately $70.8 million. We have not achieved profitability in any period, and we expect to continue to incur net losses for the foreseeable future. Should we continue to incur net losses in future periods, we may not be able to increase our number of employees or our investment in capital equipment, sales and marketing programs, and research and development in accordance with our present plans. Continuation of our net losses may also require us to secure additional financing sooner than anticipated. Such financing may not be available in sufficient amounts, or on terms acceptable to us, and may dilute existing shareholders. We may never obtain sufficient revenues to achieve profitability. If we do achieve profitability, we may not sustain or increase profitability in the future. This may, in turn, cause our stock price to decline.


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

We cannot accurately forecast our revenues as a result of our limited operating history and the emerging nature of the Internet-based email services market. Our revenues could fall short of our expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect our operating margins. A number of factors are likely to cause fluctuations in our operating results, including, but not limited to:

  - continued growth of the Internet in general and of email usage in particular;

  - demand for outsourced email services;

  - our ability to attract and retain customers and maintain customer satisfaction;

  - our ability to upgrade, develop and maintain our systems and infrastructure;

  - the amount and timing of operating costs and capital expenditures relating to expansion of our business and infrastructure;

  - technical difficulties or system outages;

  - the announcement or introduction of new or enhanced services by our competitors;

  - our ability to attract and retain qualified personnel with Internet industry expertise, particularly sales and marketing personnel;

  - the pricing policies of our competitors;

  - our ability to integrate operations, technology, and personnel of acquired companies;

  - our failure to increase our international sales; and

  - governmental regulation surrounding the Internet and email in particular.

In addition to the factors set forth above, our operating results will be impacted to the extent we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, we expect to incur substantial non-cash charges associated with the grant of a warrant to America Online, Inc. In addition to the amortization of the fair value of this warrant, which totaled $64.9 million at September 30, 1999, we expect that future changes in the trading price of our common stock at the end of each quarter, and at the date certain milestones are achieved, will cause additional substantial changes in the fair value of this warrant.

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


IF WE FAIL TO EXPAND OUR SALES AND MARKETING ACTIVITIES, WE MAY BE UNABLE TO EXPAND OUR BUSINESS

Our ability to increase our revenues will depend on our ability to successfully recruit, train and retain sales and marketing personnel. As of September 30, 1999, we had 120 sales and marketing personnel. We plan to continue to invest significant resources to expand our sales and marketing organizations. Competition for additional qualified personnel is intense and we may not be able to hire and retain personnel with relevant experience. We have hired most of our sales and marketing personnel within the last 12 months, including our Vice President of Sales, who joined us in November 1998.

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


OUR FAILURE TO ACQUIRE OR SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES OR TECHNOLOGIES COULD HARM OUR OPERATING RESULTS AND OUR BUSINESS

We expect that we will continue to acquire or invest in businesses, products, services and technologies that complement or augment our current business and service offerings. To implement our growth strategy, we must identify new businesses and technologies that are complementary to our own and integrate these business and technologies. Integrating any newly acquired businesses or technologies may be expensive, time-consuming and may strain our resources. We may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. We cannot guarantee that these acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we fail to successfully integrate these businesses, our business, financial condition and results of operations could be materially adversely affected.

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


WE HAVE EXPERIENCED RAPID GROWTH WHICH HAS PLACED A STRAIN ON OUR RESOURCES, AND OUR FAILURE TO MANAGE OUR GROWTH COULD CAUSE OUR BUSINESS TO SUFFER

We recently began to expand our operations rapidly and intend to continue this expansion. The number of our employees increased from 17 on December 31, 1997 to 93 on December 31, 1998 and to 369 employees on September 30, 1999. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. To manage any further growth, we will need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure by us to properly manage these system and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to continue the expansion of our operations and employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer.


WE DEPEND ON STRATEGIC RELATIONSHIPS AND OTHER SALES CHANNELS AND THE LOSS OF ANY OF OUR STRATEGIC RELATIONSHIPS COULD HARM OUR BUSINESS AND HAVE AN ADVERSE IMPACT ON OUR REVENUE

We depend on our strategic relationships to expand our distribution channels and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon marketing our services through new and existing strategic relationships. We have entered into written agreements with ICQ, a subsidiary of America Online, Inc., E*TRADE Group, Inc., Network Solutions, Inc., Sprint Communications Company L.P. and US West Communications Services, Inc., among others. We depend on a broad acceptance of outsourced email services on the part of potential partners and acceptance of us as the supplier for these outsourced email services. We also depend on joint marketing and product development through our strategic relationships to achieve market acceptance and brand recognition. For example, through our relationship with E*TRADE, we can conduct shared advertising campaigns and include our messaging services in E*TRADE's international strategic relationships. Our agreements with our strategic partners typically do not restrict them from introducing competing services and may be terminated by either party without cause. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon 30-120 days' notice. Most of the agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. If we lose any of our strategic relationships, fail to renew these agreements or relationships, or fail to develop new strategic relationships, our business will suffer. The loss of any of our key strategic relationships would have an adverse impact on our current and future revenue. For example, E*TRADE accounted for approximately 62% of our 1998 net revenues, excluding the value of stock purchase rights received by E*TRADE, and TABNet, a wholly owned subsidiary of Verio, accounted for approximately 30% of our 1998 net revenues. In addition to our strategic relationships, we also depend on the ability of our customers to sell and market our services to their end-users.


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

In 1998, E*TRADE accounted for approximately 62% and TABNet, a wholly owned subsidiary of Verio, accounted for approximately 30% of our net revenues, excluding the value of stock purchase rights received by customers. During the first nine months of 1999, E*TRADE accounted for approximately 23% and Verio accounted for approximately 7% of our net revenues, excluding the value of stock purchase rights received by customers. We expect that sales of our services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers in our target markets. The loss of a major customer or our inability to attract new customers could have a material adverse effect on our business. Our agreements with our customers have terms of one to three years with automatic one-year renewals and can be terminated without cause upon 30-120 days' notice.


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

As the frequency and complexity of messaging increases, we will need to make additional investments in our infrastructure, which may be expensive. In addition, we may not be able to accurately project the rate or timing of email traffic increases or upgrade our systems and infrastructure to accommodate future traffic levels. We may also not be able to achieve or maintain a sufficiently high capacity of data transmission as customer usage increases. Customer demand for our services could be greatly reduced if we fail to maintain high capacity data transmission. In addition, as we upgrade our network infrastructure to increase capacity available to our customers, we are likely to encounter equipment or software incompatibility which may cause delays in implementations, as well as increased costs. For example, during the quarter ended September 30, 1999, we incurred $600,000 in additional consulting and outside contractor charges to migrate our network to a new storage platform. We may not be able to expand or adapt our network infrastructure to meet additional demand or our customers' changing requirements in a timely manner or at all. If we fail to do so, our business and operating results could suffer materially.


IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN THE EXPANSION OF OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD SUFFER

We intend to continue to expand into international markets and to spend significant financial and managerial resources to do so. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. At present, we have subsidiaries in Germany and the United Kingdom, and we are in the process of incorporating a subsidiary in France. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

  - unexpected changes in regulatory requirements;

  - difficulties and costs of staffing and managing international operations;

  - differing technology standards;

  - difficulties in collecting accounts receivable and longer collection periods;

  - political and economic instability;

  - fluctuations in currency exchange rates;

  - imposition of currency exchange controls;

  - potentially adverse tax consequences; and

  - reduced protection for intellectual property rights in certain countries.

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

We depend on telecommunications network suppliers such as MCI WorldCom and Sprint to transmit email messages across their networks. In addition, to deliver our services, we rely on a number of public and private peering interconnections, which are arrangements among access providers to carry each other's traffic. If these providers were to discontinue these arrangements, and alternative providers did not emerge or were to increase the cost of providing access, our ability to transmit our email traffic would be reduced. If we were to increase our current prices to accommodate any increase in the cost of providing access, it could negatively impact our sales. If we did not increase our prices in response to rising access costs, our margins would be negatively affected. Furthermore, if additional capacity is not added as traffic increases, our ability to distribute content rapidly and reliably through these networks will be adversely affected.


IF WE ENCOUNTER SYSTEM FAILURE, WE MAY NOT BE ABLE TO PROVIDE ADEQUATE SERVICE AND OUR BUSINESS AND REPUTATION COULD BE DAMAGED

Our ability to successfully receive and send email messages and provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Substantially all of our computer and communications systems are located in Palo Alto (California), San Francisco (California), Sterling (Virginia), Munich (Germany), and London (United Kingdom). Our systems and operations are vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. The occurrence of any of the foregoing risks could subject us to contractual monetary penalties if we fail to meet our minimum performance standards, and could have a material adverse effect on our business and operating results and damage our reputation.


WE MUST RECRUIT AND RETAIN OUR KEY EMPLOYEES TO EXPAND OUR BUSINESS

Our success depends on the skills, experience and performance of our senior management and other key personnel, many of whom have worked together for only a short period of time. For example, our Chief Executive Officer, Chief Financial Officer, Vice President of Sales, and Chief Information Officer have joined us within the past year. The loss of the services of any of our senior management or other key personnel, including our founder, David Hayden, and our President and Chief Executive Officer, Douglas Hickey, could materially and adversely affect our business. We do not have long-term employment agreements with any of our senior management and other key personnel. Our success also depends on our ability to recruit, retain and motivate other highly skilled sales and marketing, technical and managerial personnel. Competition for these people is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In particular, we may not be able to hire a sufficient number of qualified software developers for our email services. If we fail to retain and recruit necessary sales and marketing, technical and managerial personnel, our business and our ability to develop new services and to provide acceptable levels of customer service could suffer.


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

WE MAY NEED TO LICENSE THIRD PARTY TECHNOLOGIES AND WE FACE RISKS IN DOING SO

We also intend to continue to license certain technology from third parties, including our web server and encryption technology. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our services. These third-party in-licenses may expose us to increased risks, including risks with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs. Our inability to obtain any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. Any such delays in services could cause our business and operating results to suffer.


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


IF WE DO NOT ADEQUATELY ADDRESS "YEAR 2000" ISSUES, WE MAY INCUR SIGNIFICANT COSTS AND OUR BUSINESS COULD SUFFER

The Year 2000 issue is the result of computer programs and embedded hardware systems having been developed using two digits rather than four to define the applicable year. These computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. As a result, many companies' computer systems may need to be upgraded or replaced in order to comply with the "Year 2000." We are in the process of testing our internally developed software. Many of our customers maintain their Internet operations on commercially available operating systems, which may be impacted by Year 2000 complications. In addition, we rely on third-party vendors for certain software and hardware included within our services, which may not be Year 2000 compliant. Failure of our internal computer systems or third-party equipment or software, or of systems maintained by our suppliers, to operate properly with regard to the year 2000 and thereafter could require us to incur significant unanticipated expenses to remedy any problems and could cause system interruptions and loss of data. Any of these events could harm our reputation, business and operating results. We have yet to complete a comprehensive contingency plan to address the issues that could result from Year 2000 complications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issues."

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

Although we carry general liability and umbrella liability insurance, our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There is also a risk that single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Should either of these risks occur, capital contributed by our shareholders may need to be used in order to settle claims. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse effect on our reputation and our business and operating results, or could result in the imposition of criminal penalties.


OUR STOCK HAS BEEN PUBLICLY TRADED FOR ONLY A BRIEF PERIOD, AND AS A RESULT OUR STOCK PRICE MAY BE VOLATILE

Our common stock began to trade publicly on March 29, 1999, and as a result has only a brief history of trading. The trading price of our shares has proven to be highly volatile during the period our shares have been publicly traded. We believe the trading price of our common stock will remain highly volatile, and may fluctuate substantially due to factors such as:

  - actual or anticipated fluctuations in our results of operations;

  - changes in or failure by us to meet securities analysts' expectations;

  - announcements of technological innovations;

  - introduction of new services by us or our competitors;

  - developments with respect to intellectual property rights;

  - conditions and trends in the Internet and other technology industries; and

  - general market conditions.

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE

Upon the closing of our initial public offering of common stock, we had approximately 34.1 million shares of common stock outstanding. All the 4.5 million shares sold in the offering are freely tradable. The remaining 29.6 million shares of common stock outstanding after the offering were subject to lock-up agreements that prohibit the sale of the shares for 180 days after the date public trading of our shares commenced. Immediately following the 180-day lockup period, approximately 26.4 million shares which were outstanding at the close of the offering became available for sale. The remaining shares of our common stock will become available at various times thereafter upon the expiration of one-year holding periods. Sales of a substantial number of shares of common stock in the public market after the expiration of the lockup and the holding periods could cause the market price of our common stock to decline.


ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its marketable securities in accordance with its investment policy and maintains its portfolio in the form of managed investment accounts comprised of money market accounts, corporate bonds, and government securities. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The primary objectives of the Company's portfolio are to preserve capital and maintain proper liquidity to meet the operating needs of the business. The Company's cash policy specifies credit quality standards for the Company's investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

The Company's holdings are subject to interest rate risk and will fall in value in the event market interest rates increase. However, the Company believes that the market risk arising from its holdings of financial instruments is not material.

                           PART 2 -- OTHER INFORMATION

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 21, 1999, Critical Path completed its acquisition of dotOne Corporation ("dotOne") pursuant to the terms of the Agreement and Plan of Reorganization dated July 15, 1999, among Critical Path, dotOne and dotOne Acquisition Corp., a wholly-owned subsidiary of Critical Path ("Merger Sub"). Pursuant to the terms of the Reorganization Agreement, dotOne merged with and into Merger Sub and became a wholly-owned subsidiary of Critical Path (the "Merger"). In addition, each issued and outstanding share of dotOne common stock was converted into the right to receive shares of Critical Path common stock at an exchange ratio of
0.106770612. Critical Path assumed 586,980 outstanding options to acquire dotOne common stock as options to acquire Critical Path common stock, on the same terms as the original option, adjusted to reflect the exchange ratio of 0.130652227. The holders of 107,520 options to acquire dotOne common stock elected to receive $684,934 cash in exchange for the retirement of these options. Critical Path issued 640,623 shares of Critical Path common stock in the merger and assumed options that can be exercised for approximately 76,690 shares of Critical Path common stock. The exchange ratio and option exchange ratio were determined through negotiations between the managements of Critical Path and dotOne, and were approved by their respective boards of directors on June 22, 1999. dotOne shareholders approved the Merger through written consents to action in lieu of a stockholder meeting dated as of July 20, 1999. The issuance of common stock in this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of the exemption from registration contained in Section 4(2) thereof. An information statement substantially in compliance with the information requirements under Rule 502 promulgated under the Securities Act (except for 502(b)(3)) relating to the solicitation of the consent of the shareholders of the Company to the Merger was mailed to the Company's shareholders. The issuance of options in this transaction was exempt from the registration requirements of the Securities Act pursuant to Rule 701 thereof. A "purchaser representative," as such term is defined in Rule 501(h) under the Securities Act, was retained by the Company to represent each Company shareholder who was not an "accredited investor" as defined in Rule 501(a) under the Securities Act.

On August 31, 1999, Critical Path completed its acquisition of Amplitude Software Corp. ("Amplitude") pursuant to the terms of the Agreement and Plan of Reorganization dated June 22, 1999, among Critical Path, Amplitude and Apollo Acquisition Corp., a wholly-owned subsidiary of Critical Path ("Amplitude Merger Sub"). Pursuant to the terms of the Reorganization Agreement, Amplitude merged with and into Amplitude Merger Sub and became a wholly-owned subsidiary of Critical Path (the "Amplitude Merger"). In addition, each issued and outstanding share of Amplitude common stock was converted into the right to receive shares of Critical Path common stock at an exchange ratio of 0.135186988 and $1.69856780 in cash. Each issued and outstanding share of Amplitude Series A Preferred Stock was converted into the right to receive shares of Critical Path common stock at an exchange ratio of 0.13685308 and $1.69856780 in cash. Each issued and outstanding share of Amplitude Series B Preferred Stock was converted into the right to receive shares of Critical Path common stock at an exchange ratio of 0.14907106 and $1.69856780 in cash. Each issued and outstanding share of Amplitude Series B-1 Preferred Stock was converted into the right to receive shares of Critical Path common stock at an exchange ratio of 0.15328904 and $1.69856780 in cash. Each issued and outstanding share of Amplitude Series C Preferred Stock was converted into the right to receive shares of Critical Path common stock at an exchange ratio of 0.16156672 and $1.69856780 in cash. Each issued and outstanding share of Amplitude Series D Preferred Stock was converted into the right to receive shares of Critical Path common stock at an exchange ratio of 0.17767224 and $1.69856780 in cash. Critical Path assumed 3,203,534 outstanding options to acquire Amplitude common stock as options to acquire Critical Path common stock, on the same terms as the original option, adjusted to reflect the option exchange ratio of
0.182353049339. Critical Path issued 4,107,310 shares of Critical Path common stock in the merger and, in addition, assumed options that can be exercised for approximately 584,174 shares of Critical Path common stock. The exchange ratios were determined through negotiations between the managements of Critical Path and Amplitude, and were approved by their respective boards of directors on June 22, 1999. Amplitude shareholders approved the Amplitude Merger through written consents to action in lieu of a stockholder meeting dated as of August 27, 1999. The issuance of common stock in this transaction was exempt from the registration requirements of the Securities Act by virtue of the exemption from registration contained in Section 3(a)(10) thereof. The issuance of options in this transaction was exempt from the registration requirements of the Securities Act pursuant to Rule 701 thereof. A permit from the California Commissioner of Corporations pursuant to Section 25121 of the California Corporate Securities Law of 1968 was obtained in order to facilitate said registration exemption.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          27.1     Financial Data Schedule

     b)   Reports on Form 8-K

          1. On August 2, 1999, the Company filed a report on Form 8-K announcing the acquisition of dotOne Corporation.

          2. On September 13, 1999, the Company filed a report on Form 8-K announcing the acquisition of Amplitude Software Corporation.

          3. On October 1, 1999, the Company filed a report on Form 8-K/A (as an amendment to the Form 8-K filed on August 2, 1999) to report the financial information required in connection with its acquisition of dotOne Corporation.

          4. On November 12, 1999 the Company filed a report on Form 8-K/A (as an amendment to the Form 8-K) filed on September 13, 1999) to report the financial information required in connection with its acquisition of Amplitude Software Corporation.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 15, 1999
                                             CRITICAL PATH, INC.


                                             by: /s/ David A. Thatcher
                                                --------------------------------
                                                David A. Thatcher
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

                               CRITICAL PATH, INC.

                                    EXHIBITS
                                TABLE OF CONTENTS


Exhibit No.       Description
-----------       -----------
   27.1           Financial Data Schedule