Form 10-K405
period 1999-12-31
CRITICAL PATH INC
filed 2000-03-20
CIK 1060801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                     COMMISSION FILE NUMBER

                            ------------------------

                              CRITICAL PATH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                      911788300
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)
              320 FIRST STREET,                                    94105
          SAN FRANCISCO, CALIFORNIA                             (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 808-8800

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3,757,912,930 as of March 15, 2000 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. There were 57,932,617 shares of the Registrant's Common Stock issued and outstanding on March 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of Critical Path, Inc.'s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders anticipated to be held on June 6, 2000 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CRITICAL PATH, INC.

                                     INDEX

                                                              PAGE
                                                              ----
                              PART I
Item  1.  Business..........................................    3
            Risk Factors....................................   21
Item  2.  Properties........................................   30
Item  3.  Legal.............................................   30
Item  4.  Submission of Notes to a Vote of Security            31
  Holders...................................................

                             PART II
Item  5.  Market for Registrant's Common Equity and Related    32
          Stockholder Matters...............................
Item  6.  Selected Financial Data...........................   34
Item  7.  Management's Discussion and Analysis of Financial    35
          Condition and Results of Operations...............
Item  7A. Quantitative and Qualitative Disclosures About       51
          Market Risk.......................................
Item  8.  Financial Statements and Supplemental Data........   51
Item  9.  Changes in and Disagreements with Accountants on     51
          Accounting and Financial Disclosure...............

                             PART III
Item 10.  Directors and Executive Officers of the              52
  Registrant................................................
Item 11.  Executive Compensation............................   56
Item 12.  Security Ownership of Certain Beneficial Owners      57
          and Management....................................
Item 13.  Certain Relationships and Related Party              59
  Transactions..............................................

                             PART IV
Item 14.  Exhibits and Reports on Form 8-K..................

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated herein by reference. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q.

COMPANY OVERVIEW

     We are a leading provider of complete end-to-end Internet messaging and collaboration solutions for Internet service providers or ISPs, telecommunications providers, web hosting companies, web portals and corporations. We provide services and products, both on a hosted and licensed basis, that enable our customers to provide feature-rich email, messaging, collaboration and directory services to their customers and employees. Our allsourcing strategy provides flexibility to our customers by giving them the option of using our Critical Path hosted services, licensing our software to run on their own hardware, or selecting a combination of both. Our solutions enable customers to improve messaging performance, reduce the cost of providing messaging services and focus on other aspects of their businesses.

     We have over 2,000 customers and reach over 55 million end-users and 20 million wireless devices through our customer relationships. Our customers include leading Internet companies such as AltaVista, E*TRADE, ICQ (a subsidiary of America Online) and Netscape as well traditional enterprises such as General Electric, Proctor & Gamble and Promus Hotel Corporation. International customers include Avantel, British Telecommunications, Cable and Wireless, Eircell, Global Telesystems Group, Korea Telecom, Sina and Starmedia. In addition, we have a number of relationships to expand our distribution channels with companies such as British Telecommunications, Compuserve (a subsidiary of American Online), France Telecom, MCI Worldcom, Mitsui, Network Solutions, NTT, Qwest Communications, Sprint, US West and VeriSign.

     There are a number of trends that are driving demand for messaging and collaboration solutions. Email has broadened from a simple messaging tool to a widely accepted form of communication. At the same time, the complexity of individual messages and the scale of the supporting applications and hardware are growing dramatically, forcing businesses to dedicate significant resources to the operation and maintenance of their messaging systems. In addition, customers are increasingly demanding reliable and scalable service and enhanced product offerings. Accordingly, it is important for businesses to adopt more effective approaches to the management of their messaging and collaboration needs.

     Our end-to-end solutions complement our core email hosting services and support the growing demands of our rapidly expanding worldwide customer base. We provide a full spectrum of messaging and collaboration solutions, such as calendaring, document archival, Internet fax, secure document delivery, resource management and wireless access. Our solutions are supported by our global infrastructure with data centers located worldwide connected to key Internet exchange points.

     In recent months, we have significantly expanded our range of products and services and the delivery options we offer our domestic and international customers. Our extended messaging solutions include support for wireless devices through relationships with American Mobile Satellite, Arch Communications, Cellnet, VAST and other international wireless carriers; integrated calendaring and resource scheduling; bi-directional fax to email; and security measures and directory services. In addition to our outsourced hosted services, we now offer midsourcing, where a customer selects which products and services to outsource to augment their existing messaging infrastructure, and insourcing, where a customer installs and maintains our software.

     Our objective is to be the premier provider of comprehensive, advanced messaging and collaboration services. We plan to attain this goal by:

     - Extending our technology leadership in messaging applications;

     - Acquiring new businesses and technologies that could expand our product and service offerings;

     - Developing and leveraging strategic relationships;

     - Increasing our sales and marketing efforts;

     - Offering value-added products and services such as secure guaranteed delivery, collaborative messaging and calendaring; and

     - Expanding our international presence.

RECENT DEVELOPMENTS

     To achieve our objectives, we have announced several recent acquisitions and strategic relationships that have expanded our range of products and customers and broadened our global reach, including:

     docSpace Acquisition. On March 8, 2000, we acquired The docSpace Company, a provider of Web-based enhanced delivery services. The total purchase price was valued at approximately $300 million in our common stock and cash. docSpace provides services for businesses to send, store and collaborate on their important files securely via encryption technologies from anywhere in the world.

     ISOCOR Acquisition. On January 19, 2000, we acquired ISOCOR for common stock valued at approximately $274 million. The acquisition enables us to provide directory and meta-directory services to connect disparate database applications and to overcome incompatibilities across the corporate enterprise. Customers such as IBM, Proctor & Gamble and Netscape use our directory products to connect databases, email directories, online ordering systems and proprietary groupware systems, enabling the organizations to provide accurate, up-to-date information to employees, customers and trading partners.

     FaxNet Acquisition. On December 6, 1999, we acquired FaxNet Corporation, a provider of Internet fax and messaging solutions and a leading outsource supplier of enhanced fax and integrated messaging solutions. The total purchase price was approximately $199 million, and consisted of shares of our common stock and cash. FaxNet has attracted customers such as Ameritech, Ariba, Bell Atlantic, Bell South, MediaOne Group, Qwest, Time Warner's Road Runner and US West, by providing branded, private label, turnkey solutions.

     RemarQ Acquisition. On February 7, 2000, we announced the signing of a definitive agreement to acquire RemarQ Communities Inc., a provider of customized, collaborative message boards for business use. The total purchase price will be approximately $267 million in our common stock. The acquisition, which is expected to close on or before March 31, 2000, will enable us to offer products that allow customers to hold online discussions over extranets, intranets, or the Internet. Message boards are an ideal environment for knowledge exchange and team collaboration.

     Critical Path Pacific Alliance. We have signed a memorandum of understanding to enter into a joint venture with Mitsui and Co, Ltd. and NTT Communications Corp. to bring our messaging solutions to Japan. The joint venture will leverage our technology, infrastructure and services; Mitsui's extensive partnerships in Japan and throughout Asia; and NTT's Data Centers and technical backbone to deliver advanced Internet messaging services to the Japanese business and wireless markets.

INDUSTRY BACKGROUND

     Growth of Messaging. Email has broadened from a simple personal messaging tool to a strategic business tool. According to International Data Corporation, or IDC, there were approximately 315 million electronic mailboxes worldwide as of July 1999, and this number is expected to grow to over 750 million electronic mailboxes by 2005. IDC estimates that 1.4 trillion emails are sent annually. Email messages have increased in volume and functionality, and this trend is expected to continue. For example, email is expected to become a major vehicle for e-commerce transactions. Forrester Research predicts that the typical online consumer will participate in eight to ten commerce-related exchanges via email per week by 2001. Furthermore, the electronic mailbox as a locating and delivering device has enabled additional applications such as directory services, scheduling, document sharing, work-flow and unified messaging. This increased functionality, along with the widespread acceptance of email, positions the electronic mailbox as a platform for other forms of electronic messaging.

     Growth of Wireless Messaging. The number of devices on which people can access Internet messaging is growing sharply. Many wireless phones, pagers, Personal Digital Assistants and other devices now have access to email and other forms of Internet messaging. IDC forecasts that there will be approximately one billion wireless handsets in 2003, roughly double the number of Internet-enabled computers expected to be in use. Nokia and Ericsson both assert that all new wireless phones manufactured in 2001 and later will provide Internet access.

     Current Trends in Messaging. As the importance of messaging grows, customers increasingly expect their messaging service to meet the same standards of carrier-class reliability and availability that consumers have traditionally received from their telephone service providers. For example, customers expect reliability from their messaging service similar to the dial tone they hear when they pick up the telephone. Similarly, customers want access to their messages to be as ubiquitous as their telephone access by being able to download their email from anywhere in the world, at anytime and through a variety of devices. Just as many individuals have multiple phone numbers for home and business use, a growing number of people have multiple email accounts. As a result, domain names, which are the Internet identities that correlate to unique electronic addresses, such as user@domain.com, are proliferating. Companies use multiple domains to build awareness of their brands in electronic communication, and individuals increasingly use domains to express personal identity.

     To address this growth, a wide range of businesses, including ISPs, telecommunications providers, web hosting companies, web portals and corporations, are finding that providing their customers or employees with email access is a necessity. ISPs, web hosting companies and telecommunications providers offer email to enhance their services offerings and to maintain competitiveness with other companies in their industry. Many web portals offer email service to increase web traffic on their sites and strengthen their brand due to repeat traffic from users checking for messages. In addition, corporations increasingly view email as a means to decrease costs and increase productivity.

     Email messages have increased not only in volume but also in complexity and functionality. The use of enhanced messaging services such as graphics, multimedia elements, fax attachments and secure delivery is becoming more common and requires greater functionality on the part of the messaging service to process and deliver these messages. As organizations and the numbers of users grow, the ability to accommodate thousands, or millions, of additional mailboxes in a single domain requires substantial investments in hardware, software and personnel. Further, in the largest email implementations, such as ISPs or web portals, the design architecture must handle complex networking and scale issues across many domains. Web organizations that implement and host multiple domains for customers incur substantial additional expenses because of the complexity associated with hosting multiple domains. There is no unified email service standard, and online service providers must continually enhance and maintain email applications for existing standards, as well as seek to develop new features and functionality for emerging standards. For example, LDAP is an emerging standard that is the foundation for adding additional applications to login and access features of email service. Moreover, ISPs and corporations running their own email must make substantial investments in backup systems and networking equipment if they are to meet the growing expectation of email service with carrier-class access, availability and reliability.

     Today, most organizations are using internal hardware and software solutions to address their email needs. Many companies attempting to manage expanding and increasingly sophisticated email systems lack the resources and expertise to cost-effectively implement, maintain, scale, enhance and service the hardware and software components of an email system. Businesses often find it difficult to implement state-of-the-art technology in their own infrastructure and individuals with the expertise to maintain a sophisticated email system can be scarce and costly to hire, train and retain. As a result, organizations seeking to lower their costs and to quicken time to market with complex technologies are increasingly looking to outsource non-core competencies to maintain competitiveness.

     Another trend in messaging is the growing diversity and importance of sourcing options. Gartner Group forecasts that 65% of corporations will outsource some or all of their messaging by 2001. The Radicatti Group estimates the market size for outsourced messaging will exceed $6 billion in 2003. Outsourced messaging services require specialized technology that can handle additional functionality, such as directory synchronization.

THE CRITICAL PATH SOLUTION

     Critical Path delivers advanced messaging and collaboration solutions to ISPs, telecommunications providers, web hosting companies, web portals and corporations, giving them the ability to provide feature-rich email, messaging and directory services to their customers and employees. Critical Path's products and services are designed to provide the following key benefits:

     Focus. Critical Path's customers benefit from the company's depth of expertise in many areas of advanced Internet messaging. Messaging has become the number one business communication tool, making it mission-critical for many companies. Yet messaging technology and the demands of users have become more complex with the advent of integrated email, fax, voice and calendaring. Critical Path delivers access to industry-leading solutions regardless of whether a customer chooses to outsource their messaging needs to Critical Path or license its software to manage their messaging needs in-house.

     Lower total cost of ownership. Critical Path's outsourcing customers do not need to lease, buy or continually upgrade existing hardware and software, or recruit and retain systems engineers and administrative personnel for their messaging services. Critical Path's service is designed to reduce customers' administrative burden by eliminating the cycle of purchasing, installing, testing, debugging and deploying messaging systems. The software is maintained at Critical Path's facilities, not at customers' facilities, and Critical Path employs a team of systems administrators to monitor the service 24 hours a day, seven days a week. By having the capability to host millions of mailboxes, Critical Path's hosted service provides customers with cost savings over in-house messaging solutions through economies of scale.

     Scalability; reliability. Critical Path's hosted and licensed systems are designed to facilitate scalability and reliability. While existing competitive email software solutions can scale to support millions of users at a single domain (user@domain.com), Critical Path has designed its hosted architecture to support its service over hundreds of millions of mailboxes across millions of domains (user@domain1.com, user@domain2.com, user@domain3.com, etc.), allowing each customer to create email addresses at his or her own domain. Critical Path's hardware and software infrastructure consists of multiple servers running software in a manner that balances the use of the servers without dedicating any server to a specific domain or mailbox. This infrastructure allows multiple domain hosting while reducing the amount of required equipment and capacity. Critical Path has created a global network strategy to provide the type of continuous service that individuals have come to expect from their telephone and other utility service providers. Critical Path provides its customers improved performance through its multiple peering relationships, agreements with companies with existing peering relationships and the purchase of additional access to telecommunication paths from national Internet access providers. Critical Path maintains six data centers in the United States and two data centers in Europe. Critical Path plans to open an additional data center in Asia.

     Leading-edge technology. Critical Path provides customers with access to advanced technologies through both outsourced, midsourced and insourced delivery mechanisms. Critical Path's outsourced messaging solutions eliminate the need for customers and partners to maintain a core competency in advanced messaging by having experts with experience in rapidly deploying new technologies, combating system failures due to unsolicited commercial email traffic and maintaining network and system security. Critical Path's products and services include webmail, POP3, IMAP4 and hosted groupware, fax and directory systems, which enable customers to choose messaging solutions that meet their needs. Critical Path also delivers wireless access, integrated calendars, security and other complex features. Critical Path's technological capabilities enable it to quickly implement competitive new technologies for its customers and end-users, reducing their time to market for leading technologies.

     Critical Path's server software has been designed to provide high performance while reducing hardware requirements. This has been achieved through a design methodology that eliminates the overhead of protocol layering and reduces the number of computer instructions required to perform common operations. The design also reduces the risk that messages will be lost or will not be duplicated in the event of external system breakdowns, such as loss of power or hardware failures. This promotes high reliability of the electronic information exchange and allows Internet service providers to utilize the software to offer email services to their customers.

     Anytime, anywhere accessibility. Critical Path has designed its services to allow easy access by customers and end-users. Designed and built on open Internet-based standards, Critical Path's services are compatible with leading desktop software such as Microsoft Outlook, Netscape Messenger and Qualcomm's Eudora. In addition, it has developed a web-based email interface that is compatible with leading web browsers, including Microsoft Internet Explorer and Netscape Navigator. Critical Path's services are designed to allow administrators and end-users to access their email system anywhere at any time, providing end-users with the means to send and receive messages to and from mobile phones, pagers and other wireless devices. Critical Path has recently entered into relationships with wireless service providers to deliver email and messaging access to digital wireless phones and pagers.

     Enhanced security. Critical Path has created a custom firewall solution to enhance network and data center security for its hosted services. Using a combination of licensed software technology, internally developed software and sophisticated third-party hardware, Critical Path reduces the potential for network breaches. Critical Path has network and data center surveillance 24 hours a day, seven days a week to identify and curtail potential security breaches. In addition, Critical Path provides secure document delivery services and digital certificates for greater messaging security. For its hosted services, Critical Path also provides a secure software interface to mailbox account provisioning that allows customers to integrate their existing functionality with Critical Path's email system. This enables customers to add and delete accounts and functionality either at the domain level or at the individual end-user level over an encrypted connection.

     Branding; customer control. Critical Path's messaging service solution enables its customers to maintain brand control by allowing graphical user interfaces to be branded uniquely for each customer. Critical Path is, and will continue to be, the brand behind the brand. Critical Path's fully customized web-based "brandable" email product interface includes customer logos and preserves the existing "look and feel" of the customers' brands. Critical Path's web-based, brandable, mail administration center is designed to give customers control of their mail accounts via a secure web-based interface.

STRATEGY

     Critical Path's objective is to be the premier provider of comprehensive, advanced Internet messaging and collaborative services. Critical Path plans to attain this goal by pursuing the following key strategies:

     Extend Technology Leadership in Messaging Applications. Critical Path intends to continue expanding its ability to deliver industry-leading functionality in all areas of electronic messaging. Building upon its Internet-based messaging architecture, Critical Path plans to continue to deliver industry-leading functionality, capabilities and new applications that will extend the core functionality of email and Internet messaging, support wireless devices, and provide secure delivery and cost-effective resource management. Critical Path's development team regularly meets with customers and participates in research projects with leading industry groups and analysts to anticipate future customer needs. Critical Path also participates in open standards organizations and Internet technology leadership groups, such as the Internet Engineering Task Force.

     Acquire New Businesses and Technologies. Critical Path evaluates opportunities with respect to possible acquisitions of businesses or technologies on an ongoing basis. Critical Path will continue to seek acquisitions that will complement its current and planned business activities. Critical Path has a dual strategy in pursuing acquisitions. First, Critical Path plans to focus on target companies in its market with large numbers of customers which will enable it to expand its customer base. Second, Critical Path will evaluate companies that help it augment its service and product offerings for customers. In addition, these value-added services and products may be used by customers not using Critical Path's messaging service to enhance the functionality of their messaging solutions.

     Develop and Leverage Strategic Relationships. Critical Path intends to expand its marketing and distribution channels through strategic relationships with key ISPs, telecommunications providers, web hosting companies, web portals and corporations to increase quickly the number of its end-users. Critical Path's strategic partners include British Telecommunications, Compuserve, E*TRADE, France Telecom, ICQ (a subsidiary of America Online), MCI Worldcom, Mitsui, Netscape, Network Solutions, NTT, Quest Communications, Sprint, US West and VeriSign. Critical Path intends to further develop new and existing strategic relationships to expand its distribution channels and to undertake joint product development and marketing efforts, such as integrating its messaging services into e-commerce applications.

     Increase Sales and Marketing Efforts. Critical Path intends to continue to expand its sales and marketing activities while focusing on five target markets:
ISPs, telecommunications providers, web hosting companies, web portals and corporations. In this expansion, Critical Path plans to target and hire seasoned sales professionals with specific expertise and contacts within its focused markets. Critical Path also intends to expand its indirect sales channel by teaming with additional leading distributors, resellers and system integrators with strong backgrounds and market presence. As of March 15, 2000, Critical Path had 243 sales and marketing personnel.

     Offer Value-Added Services. Critical Path intends to continue to extend its messaging services by offering additional value-added services. These services are intended to extend Critical Path's relationships with current customers, to attract new customers and to allow it to differentiate itself in the messaging market. Critical Path believes that its messaging technology can continue to form the foundation of a wide range of Internet messaging applications for which it intends to provide solutions.

     Expand International Presence. In addition to expanding its U.S. presence, Critical Path believes there is substantial opportunity for outsourcing messaging services in non-U.S. markets. Critical Path intends to further develop its worldwide sales offices, data centers and strategic relationships. Critical Path currently has operations in Argentina, Brazil, Denmark, France, Germany, Ireland, Italy, Switzerland and the United Kingdom. In addition, Critical Path supports its worldwide operations by offering localized web-based application interfaces. For example, Critical Path has already developed web-based application interfaces in 15 languages and dialects and has recently signed a memorandum of understanding for a joint venture in Japan.

SERVICES AND PRODUCTS

     Critical Path offers its messaging solutions through both outsourced services, where Critical Path hosts the software on its servers, and insourced server software packages, where the customer licenses software to run on its own servers. In addition, a customer may choose to midsource, a combination of outsourced and insourced solutions. Critical Path believes its combination of outsourcing and insourcing options delivers unique value to customers by providing continuity of relationship and technology across a variety of offerings and user populations.

     Messaging Services. Critical Path offers many messaging services to ISPs, telecommunications providers, web hosting companies, web portals and corporations. Its "all-in" service model pricing includes all enhancements, upgrades and new standard features. Pricing for email and other hosted messaging services generally is based on a per mailbox, per month charge that varies depending on functionality and volume. Web portal market pricing also may include a share of revenue generated by advertising on the web-based email interface. Critical Path offers a flexible suite of messaging services. The standard email service offering includes its basic services such as POP3 and webmail as part of the monthly mailbox fee. The premium services are optional add-ons to the basic mailbox charge and are offered for an additional fee.

     Critical Path's service offerings includes web-based end-user support. Additional support through customer help desks is provided 24 hours a day, seven days a week by contractual agreement. Professional implementation and transitioning support for new customers is also included in the basic offering. Critical Path has introduced to market a variety of messaging services. Information concerning Critical Path's current products and services is summarized in the following table:

                                                                                                     TARGET
        SERVICE                  DESCRIPTION                            BENEFITS                     MARKETS
-----------------------------------------------------------------------------------------------------------------
     CORE MAIL SERVICES
-----------------------------------------------------------------------------------------------------------------
     Web-Based       - Hosting service based on a web       - Requires no software downloads    All
       Email           mail interface                         or configurations
                                                           - End-users simply point any
                                                             browser to
                                                             http://mail.userdomain.com and
                                                             enter account name and password
                                                             for full email access
-----------------------------------------------------------------------------------------------------------------
     POP3 Hosting    - Hosting service based on Post        - Allows users to connect to a      All
                       Office Protocol                        shared mail server and download
                                                              email to their desktop client
                                                              (Microsoft Outlook, Eudora),
                                                              which stores the message on the
                                                              user's hard drive.
-----------------------------------------------------------------------------------------------------------------
     IMAP4 Hosting   - Hosting service that bridges the     - Email messages and files hosted   All
                       gap between POP3 functionality and     on an IMAP server can be
                       web based email accessibility          manipulated from multiple email
                       based on Internet mail access          environments without the need
                       protocol                               to transfer data
-----------------------------------------------------------------------------------------------------------------
     Web-Based       - Mail Administration Center (MAC)     - Allows email administrators to    All
     Administration    has Secure Socket Layer-based          add, delete and modify accounts
                       brandable web interface                online
-----------------------------------------------------------------------------------------------------------------
     Localization    - Web mail interface in 15             - Allows display of web-based       All
                       languages, both romance and double     email interface in foreign
                       byte                                   languages and transfer and
                                                              storage of messages containing
                                                              single-byte and double-byte
                                                              message data
-----------------------------------------------------------------------------------------------------------------
     Secure          - Secure delivery of documents         - Reliably and securely delivers    Corporate
     Delivery                                                 documents to only the intended
                                                              recipient
-----------------------------------------------------------------------------------------------------------------

                                                                                                     TARGET
        SERVICE                  DESCRIPTION                            BENEFITS                     MARKETS
-----------------------------------------------------------------------------------------------------------------
     Spam Blocking/  - Utilizes comprehensive filtering     - Protects users from unsolicited   All
       UBE             system                                 bulk email, commonly referred
     Filtering                                                to as "spam" or "junk mail"
                                                           - Identifies and eliminates spam
-----------------------------------------------------------------------------------------------------------------
     Virus Scanning  - Provides virus scanning              - Detects and cleans messages       Corporate
                                                              before they are transmitted or
                                                              received
-----------------------------------------------------------------------------------------------------------------
     Directory       - Common directory layer to share      - Search capabilities               All
       Services      information between various           - End-users can update their own
       (LDAP)         independent software applications      directory entries, and domain
                    - LDAP services allow publishing of      administrators can update, add
                      directory information for user         and delete entries
                      communities                          - Key component of many
                                                             collaborative applications such
                                                             as certified delivery and
                                                             calendaring
-----------------------------------------------------------------------------------------------------------------
     Directory       - Synchronizes multiple messaging      - Keeps multiple messaging          Corporate
       Synchroni-      directories                            systems up-to-date with new or
       zation                                                 deleted users
-----------------------------------------------------------------------------------------------------------------
     COLLABORATION SERVICES
-----------------------------------------------------------------------------------------------------------------
     Integrated      - Online calendars integrated with     - Integrates scheduling function    All
       Calendaring     CP Web Mail that allow customers       with the ability to access the
                       to post events to shared calendars     user's schedule and those of
                       for end users                          colleagues. Provides end users
                                                              with sophisticated scheduling
                                                              functionality
-----------------------------------------------------------------------------------------------------------------
     Groupware       - Off-premises hosting of Microsoft    - Delivers full groupware           Corporate
       Hosting         Exchange                               capabilities for a predictable
                                                              monthly fee without
                                                              administrative headaches
-----------------------------------------------------------------------------------------------------------------
     Resource        - Schedule shared resources and        - Increases productivity and        Corporate
       Management      manage utilization                     return on assets through higher
                                                              utilization
-----------------------------------------------------------------------------------------------------------------
     WIRELESS SERVICES
-----------------------------------------------------------------------------------------------------------------
     Wireless Email  - Forwarding & filtering               - Allows customers to access        All
       Access          capabilities                           their email messages from any
                                                              wireless device
-----------------------------------------------------------------------------------------------------------------
     Wireless SMS    - Two way SMS Messaging                - Gateway for SMS Messaging         All
       Messaging
-----------------------------------------------------------------------------------------------------------------

                                                                                                     TARGET
        SERVICE                  DESCRIPTION                            BENEFITS                     MARKETS
-----------------------------------------------------------------------------------------------------------------
     FAX SERVICES
-----------------------------------------------------------------------------------------------------------------
     Never Busy Fax  - Similar to call waiting, but for     - Faxes are stored on the server    Telecom
                       faxing instead of phoning              until the destination fax         Providers
                                                              machine or line is available
-----------------------------------------------------------------------------------------------------------------
     Fax Mailbox     - Receive, redirect, and archive       - Remotely access important         Telecom
                       faxes                                  messages, any place, any time     Providers
-----------------------------------------------------------------------------------------------------------------
     Broadcast Fax   - User sends fax and list of           - Disseminate faxes quickly and     Telecom
                       recipients for outsourced delivery     easily                            Providers
                       by fax
-----------------------------------------------------------------------------------------------------------------
     Fax Request     - Outbound demand fax                  - Users can post a document for     Telecom
                                                              access by customers or partners   Providers
-----------------------------------------------------------------------------------------------------------------
     Fax to Email    - Receive faxes in your email          - No need for additional hardware   All
                                                              and never miss a fax
-----------------------------------------------------------------------------------------------------------------
     FaxMission      - Print driver allows users to send    - User has control of broadcasts    All
       Desktop Fax     faxes from any Windows application     from the desktop, never needs
       Software                                               to leave the application in
                                                              which a document is created
-----------------------------------------------------------------------------------------------------------------
     Email to Fax    - Send faxes from any email client     - Never leave email and no          All
                                                              additional software to maintain
-----------------------------------------------------------------------------------------------------------------
     Web Fax         - Send faxes from a web interface      - Never leave the Internet site,    All
                                                              no need for email or software
-----------------------------------------------------------------------------------------------------------------
     MESSAGING UTILITIES
-----------------------------------------------------------------------------------------------------------------
     Telex           - Enables customers to send and        - Provides simplicity, security     Corporate
                       receive Telex messages from their      and speed
                       current LAN-based email system
-----------------------------------------------------------------------------------------------------------------
     X.400           - Enables every user to send and       - Savings, simplicity, security     Corporate
                       receive X.400 messages and             and speed
                       attachments
-----------------------------------------------------------------------------------------------------------------
     SMTP Gateway    - Gateway to Internet from LAN-based   - Provides Internet access to       Corporate
       Services        mail systems                           users of proprietary systems
                                                              who would otherwise not be able
                                                              to mail to others outside their
                                                              Local Area Network
-----------------------------------------------------------------------------------------------------------------

     Message Server Products. N-PLEX, Critical Path's Internet server product, provides robust message management, administrative control and secure message transfer to the SMTP, POP3 and IMAP4 standards.

Security holes are greatly reduced by the proprietary design, and authenticated login facilities have been added using encryption technology to prevent unauthorized access to the mail systems.

     The N-PLEX Management Center manages Critical Path's insourced message server products, providing the high level of service necessary for implementing mission-critical electronic information exchange. The N-PLEX Management Center performs remote management of components over TCP/IP, thereby allowing the administrator to manage multiple sites simultaneously from a central management station. The management facilities include remote configuration, routing configuration, fault notification, performance monitoring, system management and message tracking.

     Directory Products. As systems increase in size and complexity, organizations increasingly need to implement a central repository for the information required to communicate across systems. The Global Directory Server, or GDS, Critical Path's directory product, is designed to store and disseminate information on both a wide area and local area basis. This information may include email addresses and cryptographic material for digital signatures and message confidentiality that are used invisibly by client software, as well as information that users may access directly, such as telephone numbers, fax numbers, physical mail addresses and pictures. The directory allows efficient and rapid updating of this information for use at diverse locations, reducing errors and saving the time and personnel resources required to maintain and distribute this data. This distributed application architecture allows system managers to optimize the location of information so that information required locally is on the local server, while users continue to have transparent access to information on any other server in the network.

     MetaConnect, Critical Path's meta-directory product, is designed to unify data for effective intranet and Internet use, enabling an organization to provide employees, customers and trading partners accurate, updated information from existing data sources. This product manages the connections to disparate directories and applications databases and joins the information together in one meta-directory, which can be centrally managed as a unified resource across the enterprise. The product is designed to use most existing LDAP v3 directory servers, including Microsoft Active Directory, Netscape Directory Server, Novell's NDS and Critical Path Global Directory Server.

     Calendaring and Scheduling Server Products. Critical Path's EventCenter calendaring solution is designed for enterprises and portals who need to communicate many complex events and programs. Using a web browser, managers create program calendars. Viewers can choose a rolled-up view of multiple calendars, a single calendar view, or the details of a single event. EventCenter creates a single source of program and event information for more-informed planning and streamlined coordination.

     Critical Path's resource management solution, Reserve and Mobilize, help customers reduce costs and increase efficiency through the improved utilization of resources and workspace. Critical Path's solutions are typically used for asset management and space utilization by large, Fortune 1000 companies, such as Arthur Andersen, AT&T, IBM, KPMG, Pitney Bowes and State Farm Insurance. Reserve automates the scheduling of shared corporate resources. Using a web browser and corporate intranet, any authorized user can quickly and easily check on availability and schedule a desired resource. Reserve Services standardizes and automates the service request process throughout the enterprise. Using a web browser and corporate intranet, users can place requests for services, which are then delivered directly to the service provider. Mobilize automates the reservation and coordination processes for shared workspaces. Using a web browser and corporate intranet, incoming mobile workers can select and locate their workspaces, route phone lines and arrange for needed equipment.

CUSTOMERS

     Critical Path currently offers advanced messaging and collaboration products and services to millions of end users across its target markets. The following is a list of various representative companies with whom Critical Path has service or product agreements within their respective categories.

       INTERNET SERVICE PROVIDERS                         WEB PORTALS
       --------------------------                         -----------

AGIS                                       Alta Vista
Belgacom                                   Ancestry.com
British Telecom                            Asia Mail
Compuserve                                 E*TRADE
DSL Networks                               Raging Bull
France Telecom                             Sina
Infostrada                                 Starmedia
Isp.net                                    The Password (a division of Password
Korea Telecom                              Internet Publishing)
NetConX                                    The Zone Network
Satyam                                     Third Age Media
Surfree.com                                WorldSport
US Online Network
WNC Net                                    CORPORATIONS
TELECOMMUNICATIONS PROVIDERS               Bank Law Services
                                           Black & Decker
Ameritech                                  California Family Health Council
AT&T                                       Chevron
Avantel                                    Continental Airlines
Bell Atlantic                              Deloitte & Touche
BellSouth                                  Dow
British Telecom                            Ernst & Young
GTS                                        General Electric
MCI Worldcom                               KPMG Peat Marwick
Qwest                                      Minolta
Sprint                                     Mobil
US West                                    New York Life
                                           PeoplePC
WEB HOSTING COMPANIES                      Pitney Bowes
                                           Proctor & Gamble
123 India                                  Promus Hotel Corporation
CardSecure                                 Siemens
Data2 Info                                 SmithKline Beecham
Navisite                                   State Farm Insurance
Network Solutions
TABNet
Tonic Domains Corporation
True Media Solutions
Ultima Networks

TARGET MARKETS

     Critical Path targets customers in the following distinct target markets:
ISPs, telecommunications providers, web hosting companies, web portals and corporations.

     Internet Service Providers. ISPs are companies that provide access to the Internet. Email and other messaging services have become an integral part of ISP service offerings. ISPs provide service via dial-up and ISDN as well as dedicated private-line hookups. Many ISPs offer free home-page hosting to members at the

ISP's domain name, for example, www.ispname.com/-username. Some ISPs are also providing commercial web hosting, hosting sites at a domain name registered by the user. ISPs serve large and small companies by providing a direct connection from the companies' networks to the Internet.

     Telecommunications Providers. Telecommunications providers add advanced Internet messaging solutions to their connectivity and data management offerings to increase value and retain customers. Telecommunications providers desire both a broad set of features and functionality as well as a selection of insourced, outsourced and midsourced delivery mechanisms.

     Web Hosting Companies. Web hosting companies offer corporate customers and individual consumers hosting of their website on a commercial web server, at a unique domain registered to the customer. In addition, web hosting companies are increasingly offering web design, domain name registration service and messaging services to their customers. Critical Path believes that most business customers are looking for a full-service web hosting company that can provide domain name registration, basic website services and enhanced website services including e-commerce and messaging.

     Web Portals. Web portals include online communities, search engines and applications that offer a one-stop source of information to a broad range of users and vertical portals, such as E*TRADE, which cater to the needs of a specific audience. The goal of portal sites is to develop a sense of community to draw large online audiences, encourage repeat visits, and keep users engaged. Portals are accomplishing this by providing users with value-rich content and services such as search engines, access to applications and services, free individual homepages and email and other forms of advanced messaging.

     Corporations. Email and other messaging services have become a mission-critical application for businesses. In addition, the ability to access Internet-based email from outside the office has added to its appeal and utility for corporations. A large percentage of the corporate market's email is supplied internally by LAN mail systems. Companies are struggling with aging LAN-based systems designed in the late 1980s and early 1990s when email was used on a much more casual basis and by a smaller user population.

WIRELESS RELATIONSHIPS

     Critical Path's technology supports one-way and two-way messaging services to up to 20 million wireless devices and is one of the only companies able to provide end-users with the means to send and receive messages to and from mobile phones, paging and other wireless devices. Critical Path has established relationships with companies such as American Mobile Satellite, Arch Communications, Debitel, FCR (France), Fiat (Italy), Meteor (Ireland), Mitsui (Japan), Omnitel Pronto Italia (Italy), SwissCom (Switzerland), Tele2 (Sweden) and TriGem (Korea). It is estimated that the number of world-wide wireless subscribers will grow from just over 400 million subscribers in 1999 to 1 billion in 2003. Critical Path is aggressively targeting the wireless market across all major segments including ISPs, portals carriers, wireless original equipment manufacturers, or OEMs, and other cellular and paging companies.

STRATEGIC RELATIONSHIPS

     A key element of Critical Path's strategy is to expand its distribution channels through strategic relationships with entities that are equity investors or entities with which it has contractual reseller relationships. Critical Path believes that these strategic relationships will enable it to expand its distribution channels. The following are examples of Critical Path's existing strategic relationships that it believes will position it to increase quickly the number of electronic mailboxes it hosts.

     American Mobile Satellite. In February 2000, Critical Path formed a marketing alliance with American Mobile Satellite enabling the two companies to work together to promote a seamless wireless email solution to Critical Path's customers. Using American Mobile's nationwide ARDIS(R) network and a wireless handheld email device, Critical Path will enable its customers to provide their end users with a two-way wireless extension of their desktop email. This allows the end user to send and receive email from their desktop address, whether in the office or on the road. In addition to a single address, users can decide how often their email will be forwarded and, using filters, can selectively designate which emails are forwarded.

     VAST. In September 1999, Critical Path formed a strategic relationship with VAST. Through this relationship, VAST will provide Critical Path's carrier-class Internet messaging solutions to wireless carriers and other businesses that wish to extend their Internet-based services to wireless users. VAST works with wireless carriers to provide access to value-added services like web-based email and information services that can generate additional revenue for carriers. Through VAST Gateway Services, wireless carriers and other companies can extend these capabilities to wireless users at a low cost. Critical Path enables VAST to provide email to wireless devices including pagers and cellular phones. This relationship will provide two-way communication capabilities to these devices for Internet messaging, including the ability to read, forward, reply to and delete email messages. This capability ensures users' messages, folders, and address books are available anywhere, anytime.

     BellSouth. In July 1999, Critical Path entered into an agreement with BellSouth Telecommunications, Inc., a multi-billion dollar international communications company, pursuant to which Critical Path will provide Enhanced Fax Services including Broadcast, Never Busy, Fax Request and Fax Mailbox, as well as FaxMission Desktop Internet Fax Services.

     Road Runner. In June 1999, Critical Path entered into an agreement with Road Runner, a joint venture among affiliates of Time Warner, MediaOne, Microsoft, Compaq and Advance/Newhouse. Pursuant to this agreement, Critical Path provides Road Runner customers with FaxMission Internet Fax services that are fully branded under the Road Runner name as FaxRunner.

     Ameritech. In March 1999, Critical Path entered into a five year agreement with Ameritech Services, Inc., pursuant to which Critical Path will provide to Ameritech's customers, Enhanced Fax Services including Never Busy, Fax Mailbox, Broadcast Fax, Fax Request, as well as Internet Fax Services including Internet Fax Inbound and Internet Fax Outbound.

     America Online/ICQ. In January 1999, Critical Path entered into an agreement with ICQ, a subsidiary of America Online, pursuant to which Critical Path provides email hosting services which are integrated with ICQ's instant messaging service provided to ICQ's customers. The ICQ instant messaging service allows users to communicate in real time over the Internet. Critical Path's agreement with ICQ also provides for the integration of features of the ICQ instant messaging service with Critical Path's standard email services and its offering of these integrated services to other customers. In April 1999, Critical Path expanded its relationship with America Online to include AOL Latin America and AOL Enterprise.

     US West. In December 1998, Critical Path entered into an agreement with US West, pursuant to which it provides email services to US West's telephone customers. Critical Path believes that US West views web mail as part of its strategy to offer its telephone customers value-added Internet services. Web mail is a user-friendly, simple vehicle to transition telephone customers from dial-tone to web-tone. The agreement also provides for the enhanced email functionality of US West's enterprise Internet customers through an email viewer.

     In March 1997, Critical Path entered into an agreement with US West, pursuant to which it will provide Enhanced Fax Services including Broadcast Fax, Never-Busy, Fax Mail, Fax Request, and SMARTLIST, to US West's customers. In February 1998, Critical Path expanded its relationship with US West to include FaxMission and Fax to email.

     E*TRADE. In September 1998, Critical Path entered into an agreement with E*TRADE, an online brokerage services company, pursuant to which each party will include the other in certain advertising campaigns, including E*TRADE's international and strategic partner relationships. Critical Path will also provide email services to users of E*TRADE's Internet access services. E*TRADE uses Critical Path's email services to extend its brand and value-added services to its fast-growing customer base. Critical Path is currently renegotiating the components of the services offered under its agreement with E*TRADE.

     Sprint. In September 1998, Critical Path entered into an agreement with Sprint's IP Business Services pursuant to which Critical Path provides email services to Sprint's corporate IP customers. Sprint has over 7,000 sales representatives who can now offer hosted email services to their business customers at their own domain name. Critical Path provides a dedicated customer support number and a sales support center to support Sprint's sales representatives. In January 2000, Sprint and Critical Path executed an amendment to this agreement expanding the relationship, allowing Sprint to provide additional messaging services to its small business customers.

     Bell Atlantic. In August 1998, Critical Path entered into an agreement with Bell Atlantic. Pursuant to this agreement, Critical Path will provide Enhanced Fax Services including Fax Broadcast, Fax Request, Never-Busy, Fax Mailbox, and Internet Fax Services including FaxMission and Fax to email. Critical Path also provides Bell Atlantic with services for branding under the Bell Atlantic name, support and telemarketing.

     Network Solutions. In May 1998, Critical Path entered into an agreement with Network Solutions, a registrar of Internet domain names, pursuant to which Critical Path provides email outsourcing services to users of Network Solutions' website. In exchange for Critical Path's services, Network Solutions will provide domain name registration services for Critical Path's customers. Through this agreement, a Network Solutions customer is able to extend its brand using its unique domain name for its email address instead of the domain name of its Internet access provider.

     MCI Worldcom. In December 1997, Critical Path entered into an agreement with MCI Worldcom to provide enterprise messaging integration services. In February 2000, Critical Path and MCI expanded this relationship to include additional Critical Path services such as Webmail, POP3, IMAP and Microsoft Exchange hosting services.

SALES AND MARKETING

     Sales Strategy. Critical Path's sales efforts target all market segment audiences through direct and indirect channels. Critical Path maintains its own direct sales force to introduce and educate prospective customers and partners about its service. The direct sales group targets larger ISPs, telecommunications companies, medium to large corporate customers, large web hosting companies and high-trafficked web portals. Critical Path currently has domestic offices in the San Francisco, Irvine, San Jose, New York, Phoenix, Boston, Seattle, Los Angeles, Chicago, Atlanta, Denver and Washington D.C. metropolitan areas. Critical Path currently has international offices in Argentina, Brazil, Denmark, England, France, Germany, Ireland, Italy and Switzerland. Within Critical Path's direct sales group, a subgroup is responsible for retaining and increasing use by existing customers. This group is critical to ensuring customer satisfaction and selling existing customers new add-on services as they become available in our service offering.

     A telesales group is located in Phoenix, Arizona, which conducts sales activities over the phone. The target markets of the telesales group are smaller ISPs, web hosting companies and corporations. The majority of the activity generated through this channel results from phone calls that we initiate to prospective customers. The telesales group also handles outbound calls to a specific list of contacts provided by Critical Path's marketing organization. In addition, the telesales group follows up on leads resulting from web and telephone communication initiated by prospective customers and qualifies those leads by placing additional calls or referring them to the direct sales group.

     The indirect sales channel will use the sales forces of Critical Path's partners to offer its services to their end-users. To gain market presence and market share overseas, Critical Path teams with leading distributors, resellers and system integrators that have strong industry backgrounds and market presence in their respective markets and geographic regions. Resellers include:
Ameritech, BellSouth, British Telecommunications, GTS, MCI Worldcom, Peregrine, Qwest, Sprint and US West.

     Marketing Strategy. Critical Path's marketing strategy is focused on media relations and public relations in order to develop a reputation as an industry leader for Internet messaging. Critical Path will use focused print and online advertising campaigns for lead generation. Direct marketing is used to target customer segments. Co-branded and cooperative direct mail will be the cornerstone of the direct marketing efforts. Event, forum and trade show participation will also be used to promote Critical Path's business-to-business brand presence.

     Enhanced Services Development. Critical Path's product management and marketing organizations focus on marketing and service development. This team determines Critical Path's application pipeline and feature development schedules and provides direction for engineering, operations, sales and support teams. Critical Path has product marketing managers for each of its product areas who are responsible for defining strategies to address specific customer needs within each product category. These managers work with its technical service managers, who are in turn responsible for service strategies and development plans.

     Critical Path's service management team focuses on developing provisioning and billing, messaging and directory services and mail center technology. In addition, Critical Path's products and services management team manages a cross-departmental service development effort. The development process also includes quality-control steps such as reviews, walk-throughs and post-implementation audits. The products and services development process incorporates input from a variety of sources, including Critical Path's current and potential customers, and refines this information through a business prioritization process.

TECHNOLOGY

     In offering messaging services, Critical Path employs advanced software and hardware, combining internal expertise with industry standard technology to create a proprietary infrastructure.

     Mail Center Technology. Critical Path has created a proprietary email system, Mail Center Technology, or MCT, designed to ensure access to hundreds of millions of mailboxes across millions of domains. MCT is able to handle high-volume loads for complex and diverse mail environments such as those required by ISPs, telecommunications providers, web hosting companies, web portals and corporations providing email accounts to their end-users for activities such as trading securities, shopping or participating in online communities. Critical Path has written proprietary load-balancing and messaging software, and uses Oracle Corporation databases in account provisioning and management.

     MCT is made up of multiple groups of servers and routers acting as a single, virtual point of contact to customers for messaging services. MCT hardware and software consists of Sun Microsystems servers running Solaris, Cisco routers, EMC redundant storage arrays, Veritas software and rackmounted Intel processor-based servers running FreeBSD, a free, standards-based operating system supported by the growing open source engineering community.

     All aspects of MCT are deployed in a redundant configuration with the goal of ensuring that if any process or system goes down, another will be available to handle customer traffic seamlessly. This behavior is called "transparent failover" and is designed to increase the availability of messaging services to the customer. MCT also includes a dynamic load-balancing system that acts as proxy servers for firewall safety. The load balancers are configured in parallel to ensure that if one goes down, the load is transferred to the remaining systems.

     Account Provisioning Protocol. Critical Path has created a proprietary Account Provisioning Protocol, or APP, for account creation and maintenance. APP enables accounts transitioning from other services or legacy systems to be bulk-loaded, tested, replicated and deployed on Critical Path's service automatically. This protocol addresses a critical time to market issue by enabling organizations to quickly transition to the new standards-based email service with minimal down-time and degradation to their existing internal systems. In addition, APP can be used by customers and partners to facilitate automatic account sign-ups from websites, typically in less than three minutes.

     Data Centers and Network Access. Critical Path maintains data centers with third parties in San Francisco, Sunnyvale and Palo Alto, California; Salt Lake City, Utah; Sterling, Virginia; London, England; and Munich, Germany. Critical Path also plans to maintain a data center in Asia. The data centers have private peering with all major backbones to allow high-bandwidth access to the Internet. With multiple high-speed connections to different backbone providers, Critical Path has reduced the likelihood that its customers will suffer downtime as a result of network outages. Critical Path's backbone architecture and interconnection strategy consists of clear channel DS-3 connections and direct 100 MB/sec Ethernet connections. Critical Path's data centers feature redundant systems for power, fire protection, seismic reinforcement, and security surveillance 24 hours a day, seven days a week by both personnel and video monitors.

     Critical Path currently has bilateral peering arrangements in place with the following organizations: aussie.net, AboveNet Communications, Compaq/Digital Equipment Corporation, Concentric Networks, Dacom, DataResearch Associates, DIGEX, Direct Network Access, Electric Lightwave, Excite@Home, Exodus Communications, Frontier GlobalCenter, GTE Internetworking/Genuity, Globix, Hanaro Telecom, Hurricane Electric, Inet, MAXIM, Paradox Digital, Pilot Network Services, Route Server Next Generation, Singapore Telecom, Telestra Corporation, Tycho Internet, Verio, ViaNet Communications, Web Professionals, WebTV Networks, XMISSION, and Zocalo. In addition to its peering connections, Critical Path currently purchases additional Internet access from MCI WorldCom and Sprint, through their relationships with AboveNet Communications Inc.

     Network Security. Critical Path has created a custom firewall solution to reduce the incidence of network security breaches, utilizing Cisco routers for firewall hardware. To enhance security for the network, Critical Path's staff members monitor the network and hardware 24 hours a day, seven days a week. Any suspicious activity is reported and investigated immediately.

     Critical Path's operations and engineering staffs include many active participants in open Internet security groups. Newsgroups and industry consortium postings are actively monitored for information regarding reported security flaws. Suspected flaws in software and hardware products that could compromise security are investigated thoroughly and fixes are implemented, often within a matter of hours.

     The goals of Critical Path's security efforts are to prevent intruders from gaining access to customers' email messages, passwords or financial information, to protect server software and design information from being accessed by intruders, and to prevent malicious individuals from causing service failure or slowdown. Critical Path accomplishes these goals by ensuring that server clusters are entirely isolated from the Internet at large except for the specific services Critical Path provides, continuously monitoring the network to detect intrusion attempts, staying up to date on current security issues, and tracking abuse incidents, such as "spamming", blocking such incidents as necessary, and reporting incidents to the appropriate originating ISPs.

     Spam Blocking. Critical Path's basic hosted email and web-based email services include comprehensive spam (unsolicited commercial email) prevention at no additional charge. This spam prevention is currently being used to screen messages for all customers.

     Critical Path's engineers have written proprietary software that automatically screens incoming messages for telltale items in message headers and subject lines. Critical Path has also developed a comprehensive database of commonly forged addresses and frequently abused domain names. Most additions to the "black list" have been reported by Critical Path's end-users, who are encouraged to notify Critical Path of suspected abuse. The black list is actively reviewed to ensure that no legitimate domains or individual users are blocked from accessing the system or sending messages.

     In addition to filtering technology at the server level, Critical Path's personnel monitor incoming messages 24 hours a day, seven days a week. Critical Path is part of a group of key network operators and ISPs working to develop technologies and other measures aimed at protecting users from junk email. Critical Path has representatives serving on the Coalition Against Unsolicited Commercial email, the leading national organization lobbying for anti-spam legislation. Critical Path's Acceptable Use Policy explicitly states that partners and customers may not use its service to send unsolicited bulk email.

     Customer Support. Critical Path provides customer support 24 hours a day, seven days a week by contractual agreement. Critical Path's customer support service consists of two tiers. Tier 1 includes technical support in response to end-user inquiries. Although its customers typically provide Tier 1 support directly to their end-users, they can outsource this function and Critical Path can provide Tier 1 support to their end-users via email or web-based support. Critical Path also provides support information on its website.

     Tier 2 support includes technical support for customers' systems administrators. Critical Path's technical support representatives include pooled and dedicated representatives. Pooled representatives are trained to resolve the majority of inquiries and, where necessary, to escalate and manage inquiries through to resolution. Dedicated representatives must meet stringent technical criteria, are assigned to strategic accounts and assist in identifying and qualifying new features and functionality in addition to advanced problem solving.

     In an effort to further improve customer satisfaction, Critical Path has deployed customer relationship management tools designed to allow customers to track the status of their open tickets and access standard reported metrics through a secure web interface. These tools will also facilitate Critical Path's ability to track recurring customer issues that will identify opportunities for service improvements. Critical Path's staff of trained technical representatives, coupled with leading edge monitoring and tracking tools allows it to successfully serve the needs of its clients.

  Research and Development

     The Company's products and services are based on internally developed systems. The Company must continually improve these systems to accommodate the level of use of its products and services. In addition, the Company may add new features and functionality to its products and that could result in the need to develop or license additional technologies. The Company's inability to add additional software and hardware or to upgrade its technology or network infrastructure could have adverse consequences. These consequences include service interruptions, impaired quality of the users' experience and the diversion of development resources. The Company's failure to provide new features or functionality also could result in these consequences. The Company may not be able to effectively upgrade and expand its systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with its existing systems. These difficulties could harm or limit its ability to expand its business. See "Risk Factors -- The inability to expand our systems may limit our growth" and "-- System failures could harm our business."

     The Company incurred $454,000, $2.1 million and $7.7 million in research and development expenses in 1997, 1998 and 1999, respectively. The Company anticipates that it will continue to devote significant resources to product development in the future as it adds new features and functionality to its products and services. The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, the Company's future success will depend on its ability to adapt to rapidly changing technologies, to adapt its services to evolving industry standards and to continually improve the performance, features and reliability of its products and services and service offerings and evolving demands of the marketplace. The failure of the Company to adapt to such changes would harm the Company's business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by the Company to modify or adapt its services or infrastructure. See "Risk Factors -- Our failure to manage growth could harm us;" "-- We must keep pace with rapid technological change to remain competitive" and "-- We need to develop new services, features and functions in order to expand."

COMPETITION

     The market for Internet-based messaging services is characterized by companies that elect to develop and maintain in-house solutions and companies that seek outsourcing arrangements for their messaging service. For customers seeking outsourcing arrangements, Critical Path competes with email service providers, such as USA.NET, mail.com and Commtouch. For those seeking product-based solutions Critical Path competes with Sun/Netscape Alliance, Microsoft, Software.com and Lotus Development Corporation. These companies could potentially leverage their existing capabilities and relationships to enter the hosted messaging and collaboration industry by redesigning their system architecture, pricing and marketing strategies to sell through to the entire market. In the future, ISPs, web hosting companies and outsourced application companies may broaden their service offerings to include outsourced messaging solutions.

     The level of competition is likely to increase as current competitors increase the sophistication of their offerings and as new participants enter the market. In the future, as Critical Path expands its service offerings, Critical Path expects to encounter increased competition in the development and delivery of these services. Many of Critical Path's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than it does and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Certain competitors may be able to enter into such strategic or commercial relationships on more favorable terms. Further, certain competitors may offer services at or below cost. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on Critical Path. Increased competition may result in reduced operating margins and loss of market share.

     Critical Path believes that its solution competes favorably with that of other providers with respect to the following:

     - providing cost savings over in-house solutions by relieving customers of expenses associated with acquiring and maintaining hardware and software and the expense and effort associated with attracting and retaining qualified technical personnel to manage them;

     - providing greater functionality and access to leading technologies, services and products, which in turn enables customers to choose the solution that best suits their end-users' needs;

     - enabling customers to maintain brand control, thereby enhancing their brand identity; and

     - facilitating scalability through an infrastructure designed to support hundreds of millions of mailboxes across millions of domains.

     However, despite Critical Path's competitive positioning, it may not be able to compete successfully against current and future competitors, and competitive pressures Critical Path faces could have a material adverse effect on its business, operating results and financial condition.

GOVERNMENT REGULATION

     Although there are currently few laws and regulations directly applicable to the Internet and commercial email services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or commercial email services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online email may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the Internet or commercial online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have a material adverse effect on our business, operating results and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet could have a material adverse effect on our business, operating results and financial condition.

                                  RISK FACTORS

                         RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR BUSINESS AND FACE RISKS ASSOCIATED WITH EARLY STAGE COMPANIES THAT MAY ADVERSELY AFFECT OUR BUSINESS.

     Because we have had a limited operating history, it is difficult to evaluate our business and we may face various risks, expenses and difficulties associated with early stage companies. You should consider the risks, expenses and difficulties that we may encounter when making your investment decision. These risks include our ability to:

     - Acquire businesses and technologies;

     - Integrate the operations of the companies that we have recently acquired;

     - Manage growing domestic and international operations;

     - Create and maintain strategic relationships;

     - Expand sales and marketing activities;

     - Expand our customer base and retain key clients;

     - Introduce new services;

     - Compete in a highly competitive market;

     - Upgrade our systems and infrastructure to handle any increases in messaging traffic;

     - Reduce service interruptions; and

     - Recruit and retain key personnel.

WE HAVE A HISTORY OF LOSSES, EXPECT CONTINUING LOSSES AND WE MAY NEVER ACHIEVE PROFITABILITY.

     As of December 31, 1999, we had an accumulated deficit of approximately $129.5 million. We have not achieved profitability in any period, and expect to continue to incur net losses for the foreseeable future. We expect that our operating expenses will increase as we spend resources on building our business and that this increase may have a negative effect on operating results and financial condition in the near term.

     We have spent heavily on technology and infrastructure development. We expect to continue to spend substantial financial and other resources on developing and introducing new end-to-end Internet messaging and collaboration solutions, and expanding our sales and marketing organizations, strategic relationships and operating infrastructure. We expect that our cost of revenues, sales and marketing expenses, general and administrative expenses, operations and customer support expenses, and depreciation and amortization expenses will continue to increase in absolute dollars and may increase as a percent of revenues. If revenues do not correspondingly increase, our operating results and financial condition could be negatively affected.

     Should we continue to incur net losses in future periods, we may not be able to increase the number of employees or investment in capital equipment, sales and marketing programs, and research and development in accordance with our present plans. We may never obtain sufficient revenues to achieve profitability. If we do achieve profitability, we may not sustain or increase profitability in the future. This may, in turn, cause our stock price to decline.

DUE TO OUR LIMITED OPERATING HISTORY AND THE EMERGING NATURE OF THE INTERNET MESSAGING AND COLLABORATION SOLUTIONS MARKET, FUTURE REVENUES ARE UNPREDICTABLE, AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

     We cannot accurately forecast our revenues as a result of our limited operating history and the emerging nature of the Internet messaging and collaboration solutions market. Our revenues could fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

     - Continued growth of the Internet in general and of messaging and collaboration usage in particular;

     - Demand for outsourced email services;

     - Our ability to attract and retain customers and maintain customer satisfaction;

     - Our ability to upgrade, develop and maintain our systems and infrastructure;

     - The amount and timing of operating costs and capital expenditures relating to expansion of business and infrastructure;

     - Technical difficulties or system outages;

     - The announcement or introduction of new or enhanced services by competitors;

     - Our ability to attract and retain qualified personnel with Internet industry expertise, particularly sales and marketing personnel;

     - The pricing policies of competitors;

     - Failure to increase international sales; and

     - Governmental regulation surrounding the Internet and messaging in particular.

     In addition to the factors set forth above, operating results will be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, we have incurred and expect to continue to incur substantial non-cash charges associated with the grant of warrants to our customers and other parties with which we have commercial relationships. For example, we recognized a $27.4 million non-cash charge to advertising expense during 1999 in connection with the amortization of a warrant to America Online.

     Period-to-period comparisons of operating results are not a good indication of future performance. It is likely that operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to decline.

FURTHER ACQUISITIONS COULD RESULT IN DILUTION, OPERATING DIFFICULTIES AND OTHER HARMFUL CONSEQUENCES.

     We expect to acquire or invest in additional businesses, products, services and technologies that complement or augment our service offerings and customer base. Since January 1999, we have completed the acquisition of seven companies for an aggregate consideration consisting of cash, common stock and the assumption of stock options and warrants totaling approximately $1.1 billion. In addition, in February 2000, we agreed to acquire RemarQ for common stock valued at approximately $267.0 million.

     We are currently engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, we have not signed any definitive agreements, other than our agreement with RemarQ as described above, and cannot assure you that any of these discussions or the RemarQ agreement will result in actual acquisitions. To be successful, we will need to identify suitable acquisition candidates, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. We cannot assure you that we will be able to do this successfully. Acquisitions could divert attention from other business concerns and could expose us to unforeseen liabilities. In addition, we may lose key employees while integrating any new companies.

     We expect to pay for some acquisitions by issuing additional common stock, which would dilute current shareholders. We may also use cash to make acquisitions. It may be necessary for us to raise additional funds through public or private financings. We cannot assure you that we will be able to raise additional funds at any particular point in the future or on favorable terms. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would materially increase operating expenses.

WE WILL FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY INTEGRATING DOCSPACE, ISOCOR, FAXNET, XETI, AMPLITUDE, DOTONE FABRIK COMMUNICATIONS AND REMARQ.

     Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. The integration of docSpace, ISOCOR, FaxNet, Xeti, Amplitude, dotOne, Fabrik Communications and RemarQ into our business has been and will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We must operate as a combined organization utilizing, common information and communication systems, operating procedures, financial controls and human resources practices. In particular, we are currently evaluating, upgrading or replacing our financial information systems and establishing uniformity among the systems of the acquired businesses. We may encounter substantial difficulties, costs and delays involved in integrating the operations of our subsidiaries, including:

     - potential incompatibility of business cultures;

     - perceived adverse changes in business focus;

     - potential conflicts in sponsor, advertising or strategic relationships;
       and

     - the loss of key employees and diversion of the attention of management from other ongoing business concerns.

     Consequently, we may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. We also cannot guarantee that these acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we fail to execute our acquisition strategy successfully for any reason, our business will suffer significantly.

WE HAVE EXPERIENCED RAPID GROWTH WHICH HAS PLACED A STRAIN ON RESOURCES AND OUR FAILURE TO MANAGE GROWTH COULD CAUSE OUR BUSINESS TO SUFFER.

     We have expanded our operations rapidly and intend to continue this expansion. The number of our employees increased from 93 on December 31, 1998 to 840 on March 15, 2000. This expansion has placed, and is expected to continue to place, a significant strain on managerial, operational and financial resources. To manage any further growth, we will need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to continue the expansion of our operations and employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer.

IF WE FAIL TO EXPAND SALES AND MARKETING ACTIVITIES, WE MAY BE UNABLE TO EXPAND OUR BUSINESS.

     Our ability to increase revenues will depend on our ability to successfully recruit, train and retain sales and marketing personnel. We plan to continue to invest significant resources to expand our sales and marketing organizations. Competition for additional qualified personnel is intense and we may not be able to hire and retain personnel with relevant experience.

     The complexity and implementation of our Internet messaging services require highly trained sales and marketing personnel to educate prospective customers regarding the use and benefits of our services. Current and prospective customers, in turn, must be able to educate their end-users. With our relatively brief operating history and our plans for expansion, we have considerable need to recruit, train and retain qualified staff. Any delays or difficulties encountered in these staffing efforts would impair our ability to attract new customers and to enhance our relationships with existing customers. This in turn would adversely impact the timing and extent of revenues. Because the majority of our sales and marketing personnel have recently joined us and have limited experience working together, our sales and marketing organizations may not be able to compete successfully against the larger and more experienced sales and marketing organizations of our competitors. If we do not successfully expand sales and marketing activities, our business could suffer and our stock price could decline.

UNPLANNED SYSTEM INTERRUPTIONS AND CAPACITY CONSTRAINTS COULD REDUCE OUR ABILITY TO PROVIDE MESSAGING AND COLLABORATION SERVICES AND COULD HARM OUR BUSINESS AND REPUTATION.

     Our customers have in the past experienced some interruptions in our messaging service. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, unsolicited bulk email, or "spam," attacks and operating system failures. For example, in January 2000, our customers experienced a service interruption due to an operating system failure. Our revenues depend on the number of end-users who use our messaging services. Our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of systems or networks or reduce our ability to provide email services. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, our business and reputation could suffer dramatically.

     We have entered into service agreements with some customers that require minimum performance standards, including standards regarding the availability and response time of messaging services. If we fail to meet these standards, our customers could terminate their relationships with us and we could be subject to contractual monetary penalties. Any unplanned interruption of services may adversely affect our ability to attract and retain customers.

IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN THE EXPANSION OF OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD SUFFER.

     We intend to continue to expand into international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. At present, we have international operations in Argentina, Brazil, Denmark, France, Germany, Ireland, Italy, Switzerland and the United Kingdom and as of December 31, 1999 we derived 24.8% of our revenues from international sales on a pro forma basis. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

     - Unexpected changes in regulatory requirements including U.S. export restrictions on encryption technologies;

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

     - Potentially adverse tax consequences; and

     - Reduced protection for intellectual property rights in some countries.

     Any of these factors could adversely affect international operations and, consequently, business and operating results. Specifically, failure to successfully manage international growth could result in higher operating costs than anticipated, or could delay or preclude altogether our ability to generate revenues in key international markets.

WE DEPEND ON STRATEGIC RELATIONSHIPS AND OTHER SALES CHANNELS AND THE LOSS OF ANY STRATEGIC RELATIONSHIPS COULD HARM OUR BUSINESS AND HAVE AN ADVERSE IMPACT ON REVENUES.

     We depend on strategic relationships to expand distribution channels and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon marketing services through new and existing strategic relationships. We have entered into written agreements with ICQ (a subsidiary of America Online), E*TRADE, Network Solutions, Sprint and US West, among others. We depend on a broad acceptance of outsourced messaging services on the part of potential partners and acceptance of our company as the supplier for these outsourced messaging services. We also depend on joint marketing and product development through strategic relationships to achieve market acceptance and brand recognition. For example, through our relationship with E*TRADE, we can conduct shared advertising campaigns and include messaging services in E*TRADE's international strategic relationships. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon 30-120 days' notice. Most of the agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. If we lose any strategic relationships, fail to renew these agreements or relationships or fail to develop new strategic relationships, business will suffer. The loss of any key strategic relationships would have an adverse impact on current and future revenue. For example, for the year ended December 31, 1999, E*TRADE accounted for approximately 15% of our net revenues, excluding the value of stock purchase rights received by customers. In addition to strategic relationships, we also depend on the ability of our customers to sell and market our services to their end-users.

WE MAY NOT BE ABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE OF THE INTERNET MESSAGING AND COLLABORATION INDUSTRY.

     The Internet messaging industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing email and messaging services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective customers. If we don't properly identify the feature preferences of prospective customers, or if we fail to deliver email features which meet the standards of these customers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entail significant technical and business risks and require substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

IF OUR SYSTEM SECURITY IS BREACHED, OUR BUSINESS AND REPUTATION COULD SUFFER.

     A fundamental requirement for online communications is the secure transmission of confidential information over public networks. Third parties may attempt to breach our security or that of our customers. If these attempts are successful, customers' confidential information, including customers' profiles, passwords, financial account information, credit card numbers or other personal information could be breached. We may be liable to our customers for any breach in security and a breach could harm our reputation. We rely on encryption technology licensed from third parties. Although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach. Failure to prevent security breaches may have a material adverse effect on business and operating results.

WE WILL CONTINUE TO DEPEND ON BROAD MARKET ACCEPTANCE FOR OUTSOURCED INTERNET-BASED EMAIL SERVICE.

     The market for outsourced Internet-based email service is new and rapidly evolving. Concerns over the security of online services and the privacy of users may inhibit the growth of the Internet and commercial online services. We cannot estimate the size or growth rate of the potential market for our service offerings, and we do not know whether our service will achieve broad market acceptance. To date a substantial portion of our revenues have been derived from sales of email service offerings and we currently expect that email service offerings will account for a substantial portion of our revenues for the foreseeable future. We depend on the widespread acceptance and use of outsourcing as an effective solution for email. If the market for outsourced email fails to grow or grows more slowly than we currently anticipate, our business would suffer dramatically.

WE EXPECT THE MESSAGING SERVICES MARKET WILL BE VERY COMPETITIVE AND WE WILL NEED TO COMPETE SUCCESSFULLY IN THIS MARKET.

     We expect that the market for Internet-based email service will be intensely competitive. In addition to competing with companies that develop and maintain in-house solutions, we compete with email service providers, such as USA.NET, Inc. and mail.com, and with product-based companies, such as Software.com, Inc. and Lotus Development Corporation. We believe that competition will increase and that companies such as Microsoft, which currently offers email products primarily to Internet service providers that provide access to the Internet; web hosting companies; web sites intended to be major starting sites for users when they connect to the Internet, commonly referred to as web portals; and corporations may leverage their existing relationships and capabilities to offer email services.

     We believe competition will increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Many current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Further, any delays in the general market acceptance of the email hosting concept would likely harm our competitive position. Any delay would also allow competitors additional time to improve their service or product offerings, and provide time for new competitors to develop email service solutions and solicit prospective customers within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our business to suffer.

IF WE DO NOT SUCCESSFULLY ADDRESS SERVICE DESIGN RISKS, OUR REPUTATION COULD BE DAMAGED AND OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

     We must accurately forecast the features and functionality required by target customers. In addition, we must design and implement service enhancements that meet customer requirements in a timely and efficient manner. We may not successfully determine customer requirements and may be unable to satisfy customer demands. Furthermore, we may not be able to design and implement a service incorporating desired features in a timely and efficient manner. In addition, if any new service we launch is not favorably received by customers and end-users, our reputation could be damaged. If we fail to accurately determine customer feature requirements or service enhancements or to market services containing such features or enhancements in a timely and efficient manner, our business and operating results could suffer materially.

WE NEED TO UPGRADE OUR SYSTEMS AND INFRASTRUCTURE TO ACCOMMODATE INCREASES IN MESSAGING TRAFFIC.

     We must continue to expand and adapt our network infrastructure as the number of users and the amount of information we wish to transmit increases, and as their requirements change. The expansion and adaptation of our network infrastructure will require substantial financial, operational and management resources. Due to the limited deployment of services to date, the ability of our network to connect and manage a substantially larger number of customers at high transmission speeds is unknown, and we face risks related to the network's ability to operate with higher customer levels while maintaining expected performance.

     As the frequency and complexity of messaging increases, we will need to make additional investments in our infrastructure, which may be expensive. In addition, we may not be able to accurately project the rate or timing of messaging traffic increases or upgrade our systems and infrastructure to accommodate future traffic levels, which may cause service degradation or outages. We may also not be able to achieve or maintain a sufficiently high capacity of data transmission as customer usage increases. Customer demand for our services could be greatly reduced if we fail to maintain high capacity data transmission. In addition, as we upgrade our network infrastructure to increase capacity available to customers, we are likely to encounter equipment or software incompatibility which may cause delays in implementations. We may not be able to expand or adapt our network infrastructure to meet additional demand or customers' changing requirements in a timely manner or at all.

BECAUSE WE PROVIDE MESSAGING AND COLLABORATION SERVICES OVER THE INTERNET, OUR BUSINESS COULD SUFFER IF EFFICIENT TRANSMISSION OF DATA OVER THE INTERNET IS INTERRUPTED.

     The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing the Internet and transmitting data. To date we have not experienced a significant adverse effect from these interruptions. However, because we provide messaging and collaboration services over the Internet, interruptions or delays in Internet transmissions will adversely affect customers' ability to send or receive their messages. We rely on the speed and reliability of the networks operated by third parties. Therefore, our market depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

     We depend on telecommunications network suppliers such as Level 3, Qwest, Exodus and TeleHouse to transmit messages across their networks. In addition, to deliver our services, we rely on a number of public and private peering interconnections, which are arrangements among access providers to carry one another's traffic. If these providers were to discontinue these arrangements, and alternative providers did not emerge or were to increase the cost of providing access, our ability to transmit messaging traffic would be reduced. If we were to increase our current prices to accommodate any increase in the cost of providing access, it could negatively impact sales. If we did not increase prices in response to rising access costs, margins would be negatively affected. Furthermore, if additional capacity is not added as traffic increases, our ability to distribute content rapidly and reliably through these networks will be adversely affected.

IF WE ENCOUNTER SYSTEM FAILURES, WE MAY NOT BE ABLE TO PROVIDE ADEQUATE SERVICE AND OUR BUSINESS AND REPUTATION COULD BE DAMAGED.

     Our ability to successfully receive and send messages and provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of computer and communications hardware and network systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. The occurrence of any of the foregoing risks could subject us to contractual monetary penalties if we fail to meet minimum performance standards, and could have a material adverse effect on business and operating results and damage our reputation.

WE MUST RECRUIT AND RETAIN OUR KEY EMPLOYEES TO EXPAND OUR BUSINESS.

     Our success depends on the skills, experience and performance of senior management and other key personnel, many of whom have worked together for only a short period of time. For example, our Chief Operating Officer and Chief Financial Officer have joined us within the past three months. The loss of the services of any senior management or other key personnel, including the President, David Thatcher, and Chief Executive Officer, Douglas Hickey, could materially and adversely affect business results. We do not have long-term employment agreements with any executive officers and other key personnel. Our success also depends on our ability to recruit, retain and motivate other highly skilled sales and marketing, technical and managerial personnel. Competition for these people is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In particular, we may not be able to hire a sufficient number of qualified software developers.

UNKNOWN SOFTWARE DEFECTS COULD DISRUPT SERVICES, WHICH COULD HARM OUR BUSINESS AND REPUTATION.

     Our service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. We may not discover software defects that affect new or current services or enhancements until after they are deployed. Although we have not experienced any material software defects to date, it is possible that, despite testing, defects may occur in the software. These defects could cause service interruptions, which could damage our reputation or increase service costs, cause us to lose revenue, delay market acceptance or divert development resources, any of which could cause business to suffer.

WE MAY NEED ADDITIONAL CAPITAL AND RAISING ADDITIONAL CAPITAL MAY DILUTE EXISTING SHAREHOLDERS.

     We believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. However, we may be required to raise additional funds due to unforeseen circumstances. If capital requirements vary materially from those current planned, we may require additional financing sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders.

WE MAY NOT BE ABLE TO PROTECT INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

     We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with employees, customers and partners to protect proprietary rights. Despite these precautions, unauthorized third parties may infringe or copy portions of our services or reverse engineer or obtain and use information that we regard as proprietary. End-user license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. The status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We have several patents pending in the United States and may seek additional patents in the future. We do not know if the patent application or any future patent application will be issued with the scope of the claims sought, if at all, or whether any patents received will be challenged or invalidated. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology.

     Third parties may infringe or misappropriate copyrights, trademarks and similar proprietary rights belonging to us. In addition, other parties have asserted and may assert infringement claims against us. For example, a company that we acquired is a party to a lawsuit involving alleged infringement of a third party's patent. The recently acquired company has denied the allegations of infringement and has made counterclaims. Although we have not received notice of any other alleged patent infringement, we cannot be certain that our products do not infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products. We may be subject to legal proceedings and claims from time to time in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from operating our business.

WE MAY NEED TO LICENSE THIRD-PARTY TECHNOLOGIES AND WE FACE RISKS IN DOING SO.

     We intend to continue to license certain technology from third parties, including web server and encryption technology. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our services. These third-party in-licenses may expose us to increased risks, including risks related to the integration of new technology, the diversion of resources from the development of proprietary technology, and an inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs. An inability to obtain any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. Any such delays in services could cause our business and operating results to suffer.

THE TRADING PRICES AND VOLUMES OF OUR STOCK HAVE BEEN VOLATILE AND WE EXPECT THAT THIS VOLATILITY WILL CONTINUE.

     Our stock price and trading volumes have been highly volatile since our initial public offering on March 29, 1999. We expect that this volatility will continue in the future due to factors such as:

     - Actual or anticipated fluctuations in results of operations;

     - Changes in or failure to meet securities analysts' expectations;

     - Announcements of technological innovations and acquisitions;

     - Introduction of new services by us or our competitors;

     - Developments with respect to intellectual property rights;

     - Conditions and trends in the Internet and other technology industries;
       and

     - General market conditions.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies. These broad market fluctuations may result in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect on our business and operating results.

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES COULD IMPAIR THE GROWTH OF THE INTERNET AND DECREASE DEMAND FOR OUR SERVICES OR INCREASE OUR COST OF DOING BUSINESS.

     Although there are currently few laws and regulations directly applicable to the Internet and messaging services, a number of laws have been proposed involving the Internet, including laws addressing user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for messaging services may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the Internet or commercial online services which could decrease the demand for our services and increase our cost of doing business, or otherwise harm business and operating results. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.

WE MAY HAVE LIABILITY FOR INTERNET CONTENT AND WE MAY NOT HAVE ADEQUATE LIABILITY INSURANCE.

     As a provider of messaging services, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via our services. We do not and cannot screen all of the content generated by our users, and we could be exposed to liability with respect to this content. Furthermore, some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

     Although we carry general liability and umbrella liability insurance, our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There is also a risk that single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Should either of these risks occur, capital contributed by our stockholders may need to be used to settle claims. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our reputation and business and operating results, or could result in the imposition of criminal penalties.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

     As of March 15, 2000, we had approximately 57.9 million shares of common stock outstanding. Sales of a substantial number of shares of common stock in the public market could cause the market price of our common stock to decline. In the near future, 7.6 million shares will become eligible for sale under an S-3 registration statement that we will file to meet our registration rights obligations in connection with recent acquisitions. In addition, we expect the RemarQ acquisition to close in late March. Approximately 4.0 million shares of our common stock will be freely tradeable upon the closing of this transaction. Certain of our shareholders and warrantholders have registration rights with respect to the common stock and common stock issuable under the warrants. See "Description of Capital Stock -- Registration Rights".

OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS WILL BE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER US.

     After this offering, our directors, executive officers and principal shareholders will beneficially own a substantial portion of our outstanding common stock. These shareholders, if they vote together, will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of our company.

OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS WHICH COULD DELAY OR PREVENT A CHANGE IN CONTROL.

     Our Articles of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some of these provisions:

     - Authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

     - Prohibit shareholder action by written consent; and

     - Establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by shareholders at a meeting.

ITEM 2. PROPERTIES

     Our principal executive offices are located in San Francisco, California, in a 31,500 square foot facility under a lease expiring on June 30, 2002, with a five-year renewal option and a sublease expiring on March 31, 2002. In addition, in January 2000, we entered into a lease for an additional 40,000 square feet of office space in San Francisco, California. In addition, we lease facilities in Argentina, Canada, Denmark, France, Germany, Ireland, Italy, Switzerland and the United Kingdom. We believe that our facilities will be adequate for the next 12 months. However, we may not be able to lease additional space on commercially reasonable terms or at all.

ITEM 3. LEGAL

     The Company recently acquired The docSpace Company, which is involved in a patent infringement action with Tumbleweed Communications Corp. The lawsuit relates to a Tumbleweed patent that describes an apparatus for delivering documents via the Internet. docSpace has denied the allegations of infringement, and has counterclaimed for violations of the antitrust laws and related state law claims. This case is in the preliminary phase and the Company is not currently able to assess the impact, if any, on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock has been quoted on the Nasdaq National Market under the symbol "CPTH" since March 29, 1999. The following table presents, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

                                                               HIGH       LOW
                                                              -------    ------
First Quarter (from March 29, 1999 to March 31, 1999).......  $ 77.00    $65.88
Second Quarter (from April 1, 1999 to June 30, 1999)........  $134.88    $36.88
Third Quarter (from July 1, 1999 to September 30, 1999).....  $ 53.88    $30.94
Fourth Quarter (from October 1, 1999 to December 31,
  1999).....................................................  $ 94.38    $38.32

     As of February 29, 2000, there were approximately 1,061 holders of record of the our Common Stock. Most shares of our Common Stock are held by brokers and other institutions on behalf of shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

 1. From February 1997 to February 1998, the Company issued and sold 6,258,251 shares of common stock to 5 investors at a purchase price of $0.02 per share.

 2. From February 1997 to February 26, 1999, the Company issued and sold 8,486,398 shares of common stock to employees, directors and consultants at prices ranging from $0.02 to $2.20 per share.

 3. On April 1, 1998, the Company issued and sold 12,707,869 shares of Series A Preferred Stock to a total of 29 investors for an aggregate purchase price of $9,170,002.

 4. On September 11, 1998 and January 13, 1999, the Company issued and sold 6,863,991 shares of Series B Preferred Stock to a total of 19 investors for an aggregate purchase price of $29,061,014.

 5. On January 13, 1999, the Company issued and sold 1,090,909 shares of common stock to one investor for an aggregate purchase price of $2,400,000.

 6. In January 1999 the Company issued a warrant to purchase up to 2,442,766 shares of Series B Preferred Stock to one investor in connection with the Company's entering into a commercial agreement with a subsidiary of such investor.

 7. On May 26, 1999 and in connection with the acquisition of substantially all of the operating assets of the Connect Service business of Fabrik, the Company issued 109,091 shares of common stock to Fabrik.

 8. On July 21, 1999 and in connection with the acquisition of all of the outstanding capital stock of dotOne Corporation, the Company issued 640,623 shares of common stock to the former shareholders of dotOne.

 9. On September 17, 1999 the Company issued 95,104 shares of common stock to one warrantholder in connection with the net exercise of a warrant held by the warrantholder.

10. On October 1, 1999 the Company issued 237,703 shares of common stock to one warrantholder in connection with the net exercise of a warrant held by the warrantholder.

11. On November 22, 1999 and in connection with all of the outstanding capital stock of Xeti, Inc., the Company issued 274,048 shares of common stock to the former shareholders of Xeti.

12. On December 6, 1999 and in connection with the acquisition of all of the outstanding capital stock of the FaxNet Corporation, the Company issued 2,845,282 shares of common stock to the former shareholders of FaxNet.

13. On March 8, 2000 and in connection with the acquisition of all of the outstanding capital stock of the docSpace Company, the Company issued 3,805,826 shares of common stock to the former shareholders of docSpace.

     The foregoing transactions were made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

14. On August 31, 1999 and in connection with the acquisition of all the outstanding capital stock of Amplitude Software Corporation, the Company issued 4,107,250 shares of common stock to the former shareholders of Amplitude.

     The foregoing transaction was made in reliance on Section 3(a)(10) of the Securities Act as an exchange of securities that has been approved after a fairness hearing by a government agency.

USE OF PROCEEDS

     The Company raised aggregate net proceeds of $255.0 million in connection with its initial and secondary public equity offerings in March and June of 1999, respectively. As of December 31, 1999, approximately $75.9 million of these net proceeds remain. During the latter half of 1999, the Company used approximately $23.9 million to fund operations and approximately $117.9 million in connection with acquisitions. The remaining proceeds were utilized for purchase of equipment and strategic investments.

DIVIDEND POLICY

     We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The selected consolidated balance sheet data as of December 31, 1998 and 1999, and the selected consolidated statement of operations data for the period from February 19, 1997 (our inception) to December 31, 1997, for the years ended December 31, 1998 and 1999, have been derived from the Consolidated Financial Statements of Critical Path. The data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this document.

     The unaudited pro forma consolidated statement of operations data for the year ended December 31, 1999, reflects the effect of the acquisition of certain assets and customer relationships from Fabrik Communications, the acquisitions of dotOne Corporation, Amplitude Software Corporation, FaxNet Corporation, ISOCOR Corporation and The docSpace Company, and the probable acquisition of RemarQ Communities Inc. as if the acquisitions had occurred on January 1, 1999. The unaudited pro forma balance sheet data reflects the acquisition of ISOCOR Corporation and The docSpace Company and the probable acquisition of RemarQ Communities Inc. as if the acquisitions had occurred on December 31, 1999.

                                                         PERIOD ENDED DECEMBER 31,
                                                       ------------------------------    PRO FORMA
                                                        1997       1998       1999         1999
                                                       -------   --------   ---------   -----------
                                                                                        (UNAUDITED)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues.........................................  $    --   $    897   $  16,157    $  83,544
Cost of net revenues.................................       --     (2,346)    (21,557)     (53,366)
                                                       -------   --------   ---------    ---------
Gross profit (loss)..................................       --     (1,449)     (5,400)      30,178
                                                       -------   --------   ---------    ---------
Operating expenses:
  Sales and marketing................................      244      1,687      13,811       52,123
  Research and development...........................      454      2,098       7,682       22,820
  General and administrative.........................      358      3,814      14,051       40,344
  Acquisition-related retention bonus................       --         --       3,587       22,422
  Amortization of intangible assets..................       --         --      32,259      383,991
  Stock-based expenses...............................       --      2,400      46,450       47,522
                                                       -------   --------   ---------    ---------
          Total operating expenses...................    1,056      9,999     117,850      569,222
                                                       -------   --------   ---------    ---------
Loss from operations.................................   (1,056)   (11,448)   (123,250)    (539,044)
Interest and other income, net.......................       --        375       7,061        7,256
Interest expense.....................................      (18)      (388)       (752)      (1,561)
                                                       -------   --------   ---------    ---------
Net loss.............................................  $(1,074)  $(11,461)  $(116,941)   $(533,349)
                                                       =======   ========   =========    =========
Net loss per share -- basic and diluted..............  $ (0.54)  $  (2.94)  $   (3.93)   $  (10.98)
                                                       =======   ========   =========    =========
Weighted average shares -- basic and diluted.........    1,994      3,899      29,770       48,577
                                                       =======   ========   =========    =========

                                                                DECEMBER 31,
                                                        ----------------------------    PRO FORMA
                                                         1997      1998       1999        1999
                                                        -------   -------   --------   -----------
                                                                                       (UNAUDITED)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.............................  $     1   $14,791   $ 75,932   $   52,935
Working capital.......................................   (1,524)   12,524     76,275       42,331
Total assets..........................................      550    20,663    673,805    1,498,034
Capital lease obligations, long term portion..........       42     2,454      5,669        7,844
Shareholders' equity..................................   (1,021)   15,358    616,992    1,403,271

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Critical Path, Inc. appearing elsewhere in this Information Statement. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Information Statement.

OVERVIEW

     Critical Path was founded in February 1997 to deliver email hosting solutions to Internet service providers, telecommunications providers, Web hosting companies, Web portals and corporations. From inception to October 1997, the Company's operating activities related primarily to the planning and development of our proprietary technological solution, recruitment of personnel, raising of capital and purchase of operating assets. The Company initiated its email hosting service in October 1997 and has continued to make investments to improve the quality of its service. In December 1997, the Company enhanced its initial service offering, a hosting service based on Post Office Protocol 3, with the addition of a Web mail interface. Post Office Protocol 3 is a standard protocol for receiving email commonly referred to as "POP3". In January 1999, the Company further enhanced its service with the addition of an offering based on the Lightweight Directory Access Protocol, or "LDAP," a directory software protocol.

  Operations

     The Company continues to derive most of its revenues through the sale of electronic messaging services and products. The Company's service revenues are derived primarily from contractual relationships that provide for revenues based either on contractual rates per mailbox or per message, non-refundable fixed payments or as a percentage of customer-generated email advertising revenues. These contracts are typically one to three years in length. Revenues from contracts specifying a contractual rate per active mailbox per month are recognized monthly for each active mailbox covered by the respective contract. Revenues from contracts that provide non-refundable fixed payments are not dependent upon the active number of mailboxes and are therefore recognized ratably over the contract term. Revenues based upon a percentage of the email advertising revenues generated by customers are recognized when those revenues are earned and reported by the customer.

     Revenues for software licenses for which collection of the resulting receivable is deemed probable are recognized upon delivery of the licensed software. Revenues from software maintenance are recognized ratably over the maintenance term. Agreements with some of the Company's customers require minimum performance standards regarding the availability and response time of the Company's messaging services. If the Company fails to meet these standards, customers could terminate their relationships and the Company could be subject to contractual monetary penalties.

     Revenues from the Company's enhanced facsimile, long distance and other services are recognized as the services are performed. Amounts billed or received in advance of service delivery are recorded as deferred revenue.

     The Company expects to expand its operations and employee base, including its sales, marketing, technical, operational and customer support resources. In particular, the Company intends to expand its sales force to deliver its complete end-to-end Internet messaging and collaboration solutions to customers in its five target markets: ISPs, telecommunication providers, Web hosting companies, Web portals and corporations. The Company also intends to further develop new and existing strategic relationships to expand its distribution channels and to undertake joint product development and marketing efforts.

     The Company intends to increase the number of worldwide sales offices and data centers. There are currently sales offices in Argentina, Brazil, Denmark, England, France, Ireland, Italy, Switzerland, and the

United States and data centers in the United States, Germany, and the United Kingdom. The Company expects to open an additional data center in Asia.

     Future investments in technology may involve the development, acquisition or licensing of technologies that complement or augment the Company's existing services and technologies.

     During 1998, the Company recorded aggregate unearned compensation totaling approximately $19.9 million in connection with certain sales of stock and the grant of certain stock options to employees, directors and consultants. This amount is being amortized over the four-year vesting period of the related options. These options were issued to create incentives for continued performance. Of the total unearned compensation, approximately $448,000, $217,000, $269,000 and $1.7 million was amortized in the quarters ended March 31, June 30, September 30 and December 31, 1998, respectively. In January and March 1999, the Company granted options resulting in an additional $18.1 million of unearned compensation. Amortization of unearned compensation was approximately $3.7 million, $4.9 million, $4.8 million and $4.3 million during the quarters ended March 31, June 30, September 30 and December 31, 1999, respectively. The Company expects aggregate per quarter amortization related to unearned compensation of between $3.4 million and $2.4 million during 2000, between $2.0 million and $1.3 million during 2001, and between $1.0 million and $634,000 during 2002.

  Acquisitions

     In May of 1999, the Company acquired substantially all the operating assets of the Connect Service business of Fabrik Communications, Inc. The Company purchased the ongoing business operations as well as nearly 500 customer relationships of Fabrik. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the net assets acquired on the basis of their respective fair values on the date of acquisition. The total purchase price of $20.1 million consisted of $12.0 million cash, Common Stock valued at $8.0 million, and other acquisition costs of approximately $100,000. Of the total purchase price, approximately $500,000 was allocated to property and equipment, and the remainder was allocated to intangible assets, including customer base ($2.1 million), assembled workforce ($400,000), and goodwill ($17.1 million). The acquired intangible assets, excluding goodwill, are being amortized over their estimated useful lives of two to three years. Goodwill will be amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $1.4 million during the amortization period. At December 31, 1999, cumulative amortization of intangible assets totaled $3.9 million.

     In July of 1999, the Company acquired all outstanding shares of dotOne Corporation, a leading provider of corporate email and messaging services. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible net liabilities and intangible net assets acquired on the basis of their respective fair values on the date of the acquisition. The total purchase price of $57.0 million consisted of $17.5 million cash, Common Stock valued at $35.0 million, assumed stock options with an estimated fair market value of $3.2 million, and other acquisition costs of approximately $1.3 million. Of the total purchase price, approximately $1.7 million was allocated to net tangible liabilities, and the remainder was allocated to intangible assets, including customer base ($4.6 million), assembled workforce ($1.5 million), existing technology ($600,000), and goodwill ($52.0 million). The acquired intangible assets, excluding goodwill, are being amortized over their estimated useful lives of three to five years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $4.3 million during the amortization period. At December 31, 1999, cumulative amortization of intangible assets totaled $7.9 million.

     In August of 1999, the Company acquired all outstanding shares of Amplitude Software Corporation, a leading provider of Internet calendaring and resource scheduling solutions. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of the acquisition. The total purchase price of $214.4 million consisted of $45.0 million cash, Common Stock valued at $141.3 million, assumed stock options with an estimated fair market value of $22.0 million, and other acquisition costs of approximately $6.1 million. Of the total purchase price, approximately $4.4 million was allocated to net tangible assets and the remainder was allocated to intangible assets, including customer base ($600,000), assembled workforce ($12.6 million), existing technology ($4.1 million), and goodwill ($201.5 million). The acquired intangible assets, excluding goodwill, are being amortized over their estimated useful lives of two to four years. Goodwill is being amortized using the straight-line method over four years, resulting in an aggregate quarterly charge of $12.6 million during the amortization period. At December 31, 1999, cumulative amortization of intangible assets totaled $17.8 million.

     In November of 1999, the Company acquired all outstanding shares of Xeti, Inc., a leading developer of standards-based public key infrastructure solutions. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $23.8 million consisted of $2.0 million in cash, Common Stock valued at $18.5 million, assumed stock options of $3.1 million and other acquisition costs of approximately $200,000. The Company also assumed the stock option plans of Xeti, Inc. Of the total purchase price, approximately $200,000 was allocated to net tangible assets and the remainder was allocated to intangible assets, including assembled workforce ($360,000), existing technology ($540,000) and goodwill ($22.7 million). The acquired intangible assets, excluding goodwill, are being amortized over their estimated useful lives of two to three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $1.7 million during the amortization period. At December 31, 1999, cumulative amortization of intangible assets totaled $574,400.

     In December of 1999, the Company acquired all outstanding shares of FaxNet Corporation, a leading outsource supplier of enhanced fax and integrated messaging solutions. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of the acquisition. The total purchase price of $199.3 million consisted of $20.0 million cash, Common Stock valued at $152.4 million, assumed stock options with an estimated fair market value of $7.3 million assumed subordinated notes of $4.2 million and other liabilities of $7.5 million, and other acquisition costs of approximately $7.9 million. Of the total purchase price, approximately $1.6 million was allocated to net tangible assets and the remainder was allocated to intangible assets, including customer base ($5.5 million), assembled workforce ($900,000), existing technology ($6.1 million), and goodwill ($185.2 million). The acquired intangible assets, excluding goodwill, are being amortized over their estimated useful lives of three to eight years. Goodwill is being amortized using the straight-line method over eight years, resulting in an aggregate quarterly charge of $6.4 million during the amortization period at December 31, 1999.

     In January of 2000, the Company acquired all outstanding shares of ISOCOR Corporation, a leading supplier of Internet messaging, directory and directory software solutions. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of the acquisition. The total purchase price of $274.0 million consisted of Common Stock valued at $225.7 million, assumed stock options with an estimated fair market value of $37.2 million, and other acquisition costs of approximately $11.1 million. Of the total purchase price, approximately $19.2 million was allocated to net tangible assets and the remainder was allocated to intangible assets, including customer base ($9.8 million), assembled workforce ($3.4 million), in-process technology ($200,000), existing technology ($18.3 million), and goodwill ($223.1 million). The acquired in-process technology was expensed in the period of acquisition. The other acquired intangible assets, excluding goodwill, will be amortized over their estimated useful lives of three years. Goodwill will be amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $22.3 million during the amortization period.

     In January of 2000, the Company signed a definitive agreement to acquire RemarQ Communities Inc., a provider of Internet collaboration services for corporations, Web portals and Internet service providers. The acquisition, which is subject to the approval of RemarQ's stockholders and is expected to close on or before March 31, 2000, will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of the acquisition. The total estimated purchase price of approximately $267.5 million will consist of Common Stock and assumed stock options valued at approximately $267.0 million, and other estimated acquisition costs of approximately $500,000. Of the total purchase price, the Company anticipates that approximately $8.7 million will be allocated to net tangible assets and the remainder will be allocated to intangible assets, including assembled workforce ($3.2 million), customer base ($5.6 million), existing technology ($4.3 million), and goodwill totaling approximately ($245.7 million). The acquired intangible assets, excluding goodwill, are expected amortized over their estimated useful lives of three years. The Company expects to amortize goodwill using the straight-line method over three years, resulting in an aggregate quarterly charge of $21.3 million during the amortization period.

     In March of 2000, the Company acquired all outstanding stock of The docSpace Company, a leading provider of Web-based services for secure file delivery, storage and collaboration. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of the acquisition. The total purchase price of approximately $300.4 million consisted of $30.0 million cash, Common Stock valued at $234.0 million, assumed warrants for $26.4 million, and other acquisition costs of approximately $10.0 million. Of the total purchase price, approximately $5.4 million has been allocated to net tangible liabilities and the remainder has been allocated to intangible assets, including assembled workforce ($500,000), existing technology ($21.5 million), and goodwill ($283.8 million). The acquired intangible assets, excluding goodwill, will be amortized over their estimated useful lives of three years. Goodwill will be amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $[23.9] million during the amortization period.

  Warrants

     In January 1999, the Company entered into an agreement with ICQ, a subsidiary of America Online, Inc., pursuant to which the Company provides email hosting services that are integrated with ICQ's instant messaging service provided to ICQ's customers. The ICQ instant messaging service is designed to allow users to communicate in real time over the Internet. As part of the agreement, ICQ agreed to provide sub-branded advertising for Critical Path in exchange for a warrant to purchase 2,442,766 shares of Common Stock, issuable upon attainment of each of five milestones. The Company believes that this agreement will have a significant current and potential future impact on the Company's results of operations. The following table summarizes the shares underlying each milestone and the related exercise price:

                                                            SHARES
                                                          UNDERLYING    EXERCISE
                                                           WARRANT       PRICE
                                                          ----------    --------
Milestone 1.............................................    814,254      $ 4.26
Milestone 2.............................................    407,128        5.50
Milestone 3.............................................    407,128        6.60
Milestone 4.............................................    407,128        8.80
Milestone 5.............................................    407,128       11.00
                                                          ---------
          Totals........................................  2,442,766
                                                          =========

     In the quarter ended June 30, 1999, the Company amended the vesting terms of the agreement with ICQ. The revised vesting terms did not impact the shares underlying the first milestone, which vested immediately upon the execution of the agreement. The shares underlying each of the remaining milestones vest on the date in a quarter in which ICQ completes a minimum registration of 100,000 sub-branded ICQ mailboxes, compared to 250,000 sub-branded ICQ mailboxes as provided in the terms of the original agreement. The amended agreement also provides that only one milestone may be achieved on a quarterly basis. The Company believes it is probable that all milestones will be achieved.

     Using the Black-Scholes option-pricing model and assuming a term of seven years and expected volatility of 90%, the initial fair value of the warrant on the effective date of the agreement approximated $16.5 million, which is being amortized to advertising expense using the straight-line method over four years. The shares underlying the second through fifth milestones are remeasured at each subsequent reporting date until each sub-branded ICQ mailbox registration threshold is achieved and the related warrant shares vest, at which time the fair value attributable to that tranche of the warrant is fixed. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not.

     As of December 31, 1999, three of the five milestones had been attained resulting an aggregate charge to stock-based expenses of $9.2 million during 1999. The remaining shares underlying the fourth and fifth milestones were remeasured using the December 31, 1999 closing price of $94.38 resulting in a revised fair value of the warrant of $109.7 million. The Company expects that future changes in the trading price of the Company's Common Stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based charges.

     In October 1999, the Company entered into an agreement with Qwest Communications Corporation, pursuant to which the Company will provide email hosting services to Qwest's customers. As part of the agreement, Qwest agreed to provide sub-branded advertising for Critical Path in exchange for warrants to purchase up to a maximum of 3,534,540 shares of Common Stock upon attainment of each of six milestones. The Company believes that this agreement could have a significant current and potential future impact on the Company's results of operations. The following table summarizes the shares underlying each milestone and the related exercise price:

                                         REGISTERED NO.     SHARES
                                         OF SUB-BRANDED   UNDERLYING    EXERCISE
                                          EMAIL BOXES      WARRANTS      PRICE
                                         --------------   ----------    --------
Milestone 1............................  Upon Execution     589,090     $41.581
Milestone 2............................         400,000     589,090      44.581
Milestone 3............................         300,000     589,090      47.581
Milestone 4............................       1,200,000     589,090      50.581
Milestone 5............................       1,600,000     589,090      53.581
Milestone 6............................       2,000,000     589,090      56.581
                                                          ---------
          Totals.......................       6,000,000   3,534,540
                                                          =========

     The shares underlying those milestones for which achievement is considered probable are remeasured at each subsequent reporting date, beginning at December 31, 1999, until each sub-branded Qwest mailbox registration threshold is achieved and the related warrant shares vest, at which time the fair value attributable to that tranche of the warrant is fixed. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not.

     Using the Black-Scholes option-pricing model and assuming a term of 5 years and expected volatility of 90%, the initial fair value of the warrants associated with the first milestone on the effective date of the agreement approximated $22.2 million, which is being amortized to advertising expense using the straight-line method over 3 years. The Company expects that future changes in the trading price of the Company's Common Stock at the end of each quarter, and at the time certain milestones are considered probable and achieved, may cause additional substantial changes in the ultimate amount of the related stock-based charges.

     In December 1999, the Company entered into an agreement with Worldsport Network Ltd., the exclusive provider of Internet solutions for the General Association of International Sports Federations ("GAISF") and a majority of the international federations it recognizes. Worldsport will offer Critical Path's advanced Web-based email and calendaring services to the entire GAISF network and its members. As part of the agreement, Worldsport agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase up to a 1.25% equity interest in the Company on a fully diluted basis upon attainment of each of five milestones. The warrants are exercisable for five years after becoming vested. Any warrants not vested within five years of the date of the agreement will be cancelled. The Company believes that this agreement could have a significant current and potential future impact on the Company's results of operations. The following table summarizes the vesting milestones and related exercise prices:

                                 REGISTERED NO. OF
                                    SUB-BRANDED
                                    EMAIL BOXES                     EXERCISE PRICE
                                 -----------------                  --------------
Milestone 1....................      2 million       Average of the Company's closing price for
                                                     the 15 days prior to reaching milestone 1
                                                     ("Initial Exercise Price").
Milestone 2....................      4 million       Initial Exercise Price plus $5.00
Milestone 3....................      8 million       Initial Exercise Price plus $10.00
Milestone 4....................     12 million       Initial Exercise Price plus $15.00
Milestone 5....................     20 million       Initial Exercise Price plus $20.00

     The shares underlying those milestones for which achievement is considered probable are remeasured at each subsequent reporting date, beginning at December 31, 1999, until each sub-branded Worldsport mailbox registration threshold is achieved and the related warrant shares vest, at which time the fair value attributable to that tranche of the warrant is fixed. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not.

     As of December 31, 1999, none of the milestones were considered probable and, as a result, no deferred compensation associated with these warrants was recognized. The Company expects that future changes in the trading price of the Company's Common Stock at the end of each quarter, and at the time subsequent milestones considered probable and are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based charges.

     In December 1999, the Company entered into an agreement with one of its lessors, in connection with an office lease, pursuant to which the lessor is entitled to purchase up to a maximum of 25,000 shares of Common Stock. The warrants may be exercised beginning January 1, 2000 through December 20, 2006 at a price of $90.00 per share. The warrants vest at the beginning of each month on a straight-line basis in the amount of 521 shares per month.

     Using the Black-Scholes option pricing model and assuming a term of 6 years and expected volatility of 90%, the fair value of the warrants on the effective date of the agreement approximated $2.0 million, which will be amortized to general and administrative expenses using the straight-line method over 10 years beginning January 2000.

     In January 2000, the docSpace Company entered into an agreement with AT&T Corporation, pursuant to which the docSpace Company will provide secure messaging services to AT&T's Internet portal customers. As part of the agreement, AT&T agreed to provide marketing, publicity, promotional and provision branding for docSpace, and upon completion of the acquisition for Critical Path, in exchange for a warrant to purchase up to a maximum of 349,123 shares of Common Stock upon attainment of each of three milestones. The Company believes that this agreement could have a significant current and potential future impact on the Company's results of operations. The following table summarizes the shares underlying each milestone and the related exercise price:

                                                                SHARES
                                                              UNDERLYING    EXERCISE
                                                               WARRANTS      PRICE
                                                              ----------    --------
Milestone 1.................................................   199,499      $39.098
Milestone 2.................................................    74,812       39.098
Milestone 3.................................................    74,812       39.098
                                                               -------
          Total.............................................   349,123
                                                               =======

     The Company believes that all shares underlying these warrants are considered probable of issuance. The shares underlying the warrants associated with first milestone were fully vested on the inception date of the agreement. The shares underlying the remaining warrants associated with the second and third milestone will be remeasured at each subsequent reporting date, beginning at March 31, 2000, until each sub-branded AT&T mailbox registration threshold is achieved, and the related warrant shares vest, at which time the fair value attributable to that tranche of the warrant is fixed. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not. The Company expects that future changes in the trading price of the Company's Common Stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based charges.

     Using the Black-Scholes option-pricing model and assuming a term of 7 years and expected volatility of 90%, the initial fair value of all the warrants on the effective date of the agreement approximated $26.4 million, which is included as a component of the purchase price of the acquisition. The warrants underlying the second and third milestones will be remeasured at each subsequent reporting date until the milestone requirements are met. The remeasured amounts will be capitalized and amortized to advertising expense using the straight-line method over 3 years.

     The Company has incurred significant losses since its inception, and as of December 31, 1999 had an accumulated deficit of approximately $129.5 million. The Company intends to continue to invest heavily in sales and marketing, continued development of its network infrastructure, and continued technology enhancements. In addition, the Company expects to continue to expand its business through acquisitions and internal development. The Company expects to continue to incur substantial operating losses for the foreseeable future.

     In view of the rapidly evolving nature of the Company's business, recent acquisitions, and limited operating history, the Company believes that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At December 31, 1999, the Company had 488 employees, in comparison with 93 employees at December 31, 1998. The Company does not believe that its historical growth rates for revenue, expenses, or personnel are indicative of future results.

RESULTS OF OPERATIONS

     The following table presents the historical results of the Company's operations for the periods ended December 31, 1997, 1998 and 1999 and the relative composition of net revenues and selected statement of operations data as a percentage of net revenues for the periods ended December 31, 1998 and 1999, only, as the Company did not begin to generate revenue until 1998.

                                                                                   PERCENTAGE OF
                                                        HISTORICAL AMOUNTS          NET REVENUES
                                                  ------------------------------   --------------
            PERIOD ENDED DECEMBER 31               1997       1998       1999       1998     1999
            ------------------------              -------   --------   ---------   ------    ----
                                                                  (IN THOUSANDS)
                                                                    (UNAUDITED)
Net revenues....................................  $    --   $    897   $  16,157      100%    100%
Cost of net revenues............................       --     (2,346)    (21,557)    (262)   (133)
                                                  -------   --------   ---------   ------    ----
  Gross profit (loss)...........................       --     (1,449)     (5,400)    (162)    (33)
Operating expenses:
  Sales and marketing...........................      244        687      13,811      188      85
  Research and development......................      454      2,098       7,682      234      48
  General and administrative....................      358      3,814      14,051      425      87
  Acquisition-related retention bonus...........       --         --       3,587       --      22
  Amortization of intangible assets.............       --         --      32,259       --     200
  Stock-based expenses..........................       --      2,400      46,460      268     288
                                                  -------   --------   ---------   ------    ----
          Total operating expenses..............    1,056      9,999     117,850    1,115     729
                                                  -------   --------   ---------   ------    ----
Loss from operations............................   (1,056)   (11,448)   (123,250)  (1,277)   (763)
  Interest and other income, net................       --        375       7,061       42      44
  Interest expense..............................      (18)      (388)       (752)     (43)     (5)
                                                  -------   --------   ---------   ------    ----
Net loss........................................  $(1,074)  $(11,461)  $(116,941)  (1,278)%  (724)%
                                                  =======   ========   =========   ======    ====

  Net Revenues

     Net revenues increased to $16.2 million in 1999 from $897,000 in 1998. These increases in net revenue resulted from a substantial increase in the number of email boxes the Company hosted during 1999 in comparison with the previous year, as well as from the contribution to current revenues of acquired companies' revenue streams. At December 31, 1999, the Company hosted 11.1 million active email boxes compared to 800,000 email boxes at December 31, 1998. In addition, the Company recognized $1.0 million from licensing its software in 1999.

     In connection with certain customer contracts executed in 1998, the Company granted warrants and stock purchase rights to purchase Series B Convertible Preferred Stock. The fair value of these warrants and stock purchase rights, determined using the Black-Scholes option-pricing model, has been recognized ratably as a sales discount over the terms of the respective agreements. Amortization of this discount amounted to $231,000 and $106,000 for the years ended December 31, 1998 and 1999, respectively.

     In early 1998, the Company executed agreements with E*TRADE, an online brokerage services company, and Verio, a web hosting organization, pursuant to which the Company derives revenue for providing messaging services. During the years ended December 31, 1998 and 1999, E*TRADE accounted for approximately 62% and 15%, respectively, of the Company's net revenues, excluding the value of stock purchase rights received by customers. During these same periods, Verio accounted for approximately 30% and 4%, respectively, of the Company's net revenues.

  Cost of Net Revenues

     Cost of net revenues consists principally of costs incurred in the delivery and support messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology included in intangibles, and personnel costs incurred in operations and customer support functions.

During 1999, these costs were $21.6 million or 133% of net revenues, in comparison with costs of $2.3 million or 262% of net revenues, for 1998. Significant acquisitions of equipment for data centers have been made over the past 12 months, and as a result depreciation expense of networking equipment during 1999 increased substantially in comparison with the previous year. Additionally, the Company incurred $3.5 million of consulting and outside contractor charges during 1999 in its continued effort to enhance its network and migrate to a new storage platform. Staffing also increased significantly in operations and customer support during 1998 and 1999, resulting in increased compensation and other personnel costs. Operations and customer support staff increased from no employees at December 31, 1997, to 25 employees at December 31, 1998, and further to 174 employees as of December 31, 1999.

     During the year ended December 31, 1999, the Company also incurred a stock-based charge of approximately $2.0 million in connection with a severance agreement for a terminated employee. This expense was charged to cost of net revenues, based on the functions and duties previously performed by the terminated employee. Furthermore, the Company recognized stock-based charges associated with stock options granted with an exercise price below market value on the date of grant to employees involved in the revenue-generating activities of the Company in the amount of $193,000 and $2.6 million in 1998 and 1999, respectively. Excluding these special charges, cost of net revenues would have been $2.2 million or 240% of net revenues and $17.0 million or 105% of net revenues, respectively.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist principally of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expenses during the year ended December 31, 1999, amounted to $13.8 million, or 85.5% of net revenues, in comparison with $1.7 million, or 188.1%, during the previous year and $244,000 in 1997. Increases in marketing and promotional expenses, incentive compensation payments to sales personnel, and increases in compensation associated with additional headcount accounted for the increase in sales and marketing expenses. Sales and marketing staff increased from 30 employees to 168 employees at December 31, 1998 and 1999, respectively. At December 31, 1997, the Company had 2 employees in sales and marketing.

     Research and Development. Research and development expenses consist principally of compensation for technical staff, payments to outside contractors, and, to a lesser extent, related overhead. The Company recognizes research and development expenses, in-process research and development costs, as they are incurred. Research and development expenses amounted to $7.7 million, or 47.5% of net revenues, during the year ended December 31, 1999, in comparison with $2.1 million, or 233.9% of net revenues, for the previous year and $454,000 in 1997.

     These significant increases resulted primarily from increases in personnel and use of outside contractors as the Company continues to develop and enhance its messaging service offerings and to develop new electronic messaging services. Research and development staff increased from 27 employees to 94 employees at December 31, 1998 and 1999, respectively. At December 31, 1997, the Company had 11 employees in research and development.

     General and Administrative. General and administrative expenses consist principally of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expenses amounted to approximately $14.1 million, or 87.0% of net revenues, during the year ended December 31, 1999, in comparison with $3.8 million or 425.2% of net revenues, during the previous fiscal year and $358,000 in 1997. These increases were attributable primarily to increases in compensation associated with additional headcount, higher fees for outside professional services, and higher occupancy costs. General and administrative staff increased from 11 employees to 52 employees at December 31, 1998 and 1999, respectively. At December 31, 1997, the Company had 4 employees performing general and administrative functions.

  Acquisition-Related Bonus Program

     In connection with its acquisitions of dotOne, Amplitude, Xeti and FaxNet, the Company established a retention bonus program in the aggregate amount of $14 million to provide incentive for former dotOne, Amplitude, Xeti and FaxNet employees to continue their employment with Critical Path. Payment of bonuses to the listed employees will occur one year following the date of acquisition, unless the listed employees voluntarily terminate their employment with the Company prior to the respective acquisition's one-year anniversary. The aggregate amount of the eligible bonuses is adjusted downward at each point that a former dotOne, Amplitude, and FaxNet employee chooses to terminate his or her employment with the Company. The amount of any such downward adjustment corresponds to the amount that the terminating employee would have received had he or she elected to continue employment with the Company. A ratable share of the adjusted eligible bonus amount will be accrued and charged to compensation expense over the respective 12 months commencing on the date the bonuses are granted.

     As of December 31, 1999, the aggregate, adjusted eligible bonus amount was $11.6 million, and the ratable charge to 1999 compensation expense was $4.1 million. Based on the functions of the employees scheduled to receive acquisition bonuses, $520,000 of the compensation charge was allocated to cost of net revenues and the remaining $3,587,000 was allocated to operating expenses.

     Similar bonus programs have also been established to provide incentives for former employees of ISOCOR, docSpace and RemarQ to continue their employment with Critical Path in the amount of $741,000, $5.0 million, and $2.0 million, respectively.

  Amortization of Intangible Assets

     In connection with its acquisitions of Fabrik, dotOne, Amplitude, Xeti and FaxNet, accounted for under the purchase method of accounting, the Company recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. Other intangible assets primarily include assembled workforce, customer base and existing technology. The aggregate amortization of these intangibles was $32.3 million in 1999. There were no acquisitions in 1997 or 1998. The Company anticipates that future amortization of intangibles associated with its 1999 and first quarter 2000 acquisitions will continue to be amortized on a straight-line basis over their expected useful lives ranging from two to eight years, and will amount to approximately $90 million per quarter until 2002, approximately $22 million in 2003 and approximately $5 million thereafter until the related goodwill and other purchased intangibles are fully amortized. It is likely that the Company will continue to expand its business through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related costs.

  Stock-Based Expenses

     In connection with certain stock option grants and Common Stock issuances during the years ended December 31, 1998 and 1999, the Company recognized unearned compensation totaling $19.9 million and $22.3 million, respectively, which is being amortized over the vesting periods of the related options. Amortization expense recognized during 1998 and 1999 totaled approximately $2.5 million and $17.6 million, respectively. Approximately $193,000 and $2.6 million of amortized unearned compensation was allocated to cost of net revenues, and the remaining $2.4 million and $15.1 million was amortized to operating expenses for the years ended December 31, 1998 and 1999, respectively. During 1999, the Company also incurred a one-time stock-based charge of approximately $2 million in connection with a severance agreement for a terminated employee. This expense was charged to cost of net revenues.

     The Company incurred stock-based expenses for warrants the Company granted to ICQ, a subsidiary of AOL, and Qwest, and for Common Stock issued to one other strategic partner. Amortization of the fair value of these warrants and Common Stock resulted in stock-based expenses of approximately $29.7 million for the year ended December 31, 1999.

  Interest and Other Income and Interest Expense

     Interest and other income consists primarily of interest earnings on cash and cash equivalents. Interest and other income amounted to $375,000 and $7.1 million during the years ended December 31, 1998 and 1999, respectively. The Company completed private placements of equity securities in April 1998, September 1998, and January 1999, and closed public offerings of Common Stock in April 1999 and June 1999. As a result, interest income increased significantly during 1999 in comparison with 1998 due to higher cash balances available for investing. During the years ended December 31, 1998 and 1999, the Company incurred interest expense on capital lease obligations and stock-based charges in the amount of $388,000 and $752,000, respectively, of which $161,000 and $64,000 related to the amortization of stock-based charges and the remainder to interest payments on capital lease obligations.

  Income Taxes

     No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses from its inception through December 31, 1999. As of December 31, 1999, the Company had approximately $94.9 million of federal and state net operating loss carryforwards, which expire in varying amounts beginning in, 2012 and 2005, respectively, available to offset future taxable income. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. For example, the amount of net operating losses that the Company may utilize in any one year would be limited in the presence of a cumulative ownership change of more than 50% over a three-year period. At December 31, 1999, the Company also had research and development credit carryforwards of approximately $1.2 million and $717,000 for federal and state purposes, respectively. The research and development credit carryforwards begin to expire through 2019 for federal purposes, and do not expire for state purposes. Because there is significant doubt as to whether the Company will realize any benefit from this deferred tax asset, the Company has established a full valuation allowance as of December 31, 1999.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly statements of operations data for each of the Company's most recent quarters. This information has been derived from Critical Path's consolidated unaudited financial statements, which, in management's opinion, have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the audited consolidated financial statements of Critical Path and the notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                    1998                                1999
                             ------------------    ----------------------------------------------
                              THIRD     FOURTH       FIRST       SECOND       THIRD       FOURTH
                             -------    -------    ---------    ---------    --------    --------
                                                       (IN THOUSANDS)
Net revenues...............  $   156    $   605    $   1,049    $   2,006    $  4,913    $  8,189
Cost of net revenues.......      941      1,093        2,360        3,977       7,523       7,697
                             -------    -------    ---------    ---------    --------    --------
  Gross profit (loss)......     (785)      (488)      (1,311)      (1,971)     (2,610)        492
                             -------    -------    ---------    ---------    --------    --------
Operating expenses:
  Sales and marketing......      558        851        1,984        3,219       3,557       5,051
  Research and
     development...........      560        861        1,379        1,430       1,895       2,978
  General and
     administrative........      895      1,726        1,550        2,691       3,678       6,132
  Acquisition-related
     retention bonus.......       --         --           --           --         570       3,017
  Amortization of
     intangible assets.....       --         --           --          550       9,263      22,446
  Stock-based expenses.....      224      1,532       11,657        8,162       5,425      21,216
                             -------    -------    ---------    ---------    --------    --------
          Total operating
            expenses.......    2,237      4,970       16,570       16,052      24,388      60,840
Loss from operations.......   (3,022)    (5,458)     (17,881)     (18,023)    (26,998)    (60,348)
Interest and other income,
  net......................       48        255          351        1,882       2,841       1,987
Interest expense...........      (87)      (126)         (64)        (180)       (167)       (341)
                             -------    -------    ---------    ---------    --------    --------
Net loss...................  $(3,061)   $(5,329)   $ (17,594)   $ (16,321)   $(24,324)   $(58,702)
                             =======    =======    =========    =========    ========    ========

AS A PERCENTAGE OF REVENUES
Net revenues...............      100%       100%         100%         100%        100%        100%
Cost of net revenues.......      603        181          225          198         153          94
                             -------    -------    ---------    ---------    --------    --------
  Gross profit (loss)......     (503)       (81)        (125)         (98)        (53)          6
                             -------    -------    ---------    ---------    --------    --------
Operating expenses:
  Sales and marketing......      358        141          189          161          72          62
  Research and
     development...........      359        142          131           71          38          36
  General and
     administrative........      574        285          148          134          75          75
  Acquisition-related
     retention bonus.......       --         --           --           --          12          37
  Amortization of
     intangible assets.....       --         --           --           27         189         274
  Stock-based expenses.....      143        253        1,111          407         110         259
                             -------    -------    ---------    ---------    --------    --------
          Total operating
            expenses.......    1,434        821        1,579          800         496         743
                             -------    -------    ---------    ---------    --------    --------
Loss from operations.......   (1,937)      (902)      (1,704)        (898)       (549)       (737)
Interest and other income,
  net......................       31         42           33           94          57          24
Interest expense...........      (56)       (21)          (6)          (9)         (3)         (4)
                             -------    -------    ---------    ---------    --------    --------
Net loss...................   (1,962)%     (881)%     (1,677)%       (813)%      (495)%      (717)%
                             =======    =======    =========    =========    ========    ========

     Net revenues increased quarterly due to a continuous increase in the number of email boxes hosted during the last half of 1998 and 1999, as well as from the contribution to 1999 revenues of acquired companies' revenue streams.

     Cost of net revenues increased as a result of the depreciation expense associated with significant acquisitions of equipment for data centers made during 1999. Additionally, the Company incurred $3.5 million of consulting and outside contractor charges during 1999 in its continued effort to enhance its network and migrate to a new storage platform. During the third quarter of 1999, the Company incurred a one-time stock-based charge of approximately $2 million in connection with a severance agreement for a terminated employee. This expense was charged to cost of net revenues, based on the functions and duties previously performed by the terminated employee. Furthermore, the Company recognized stock-based charges associated with stock options granted with an exercise price below market value on the date of grant to employees involved in the revenue-generating activities of the Company in the amount of $193,000 and $4.5 million in 1998 and 1999, respectively.

     Operating expenses increased on a quarterly basis as a result of staffing increases in operations and customer support during the second half 1998 and 1999, resulting in increased compensation and other personnel costs. In addition, the Company incurred higher fees for outside professional services and amortization of unearned compensation. Furthermore, the Company's 1999 acquisitions resulted in amortization charges for purchased intangibles as well as acquisition-related retention bonuses during the second had half of 1999.

  Fluctuations in Quarterly Results

     The Company has incurred operating losses since inception and cannot be certain that profitability will be achieved on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including, but not limited to:

     - continued growth of the Internet and of email usage;

     - demand for outsourced messaging and collaboration services;

     - the ability to attract and retain customers and maintain customer satisfaction;

     - the ability to upgrade, develop and maintain systems and infrastructure;

     - the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business and infrastructure;

     - technical difficulties or system outages;

     - the announcement or introduction of new or enhanced services by competitors;

     - the ability to attract and retain qualified personnel with Internet industry expertise, particularly sales and marketing personnel;

     - the pricing policies of competitors;

     - failure to increase international sales; and

     - governmental regulation surrounding the Internet and email in particular.

     In addition to the factors set forth above, operating results will be impacted by the extent to which the Company incurs non-cash charges associated with stock-based arrangements with the employees and non-employees. In particular, the Company expects to incur substantial non-cash charges associated with the grant of warrants to ICQ, Inc., a subsidiary of America Online, and may incur substantial non-cash charges associated with the grant of warrants to Qwest Communications Corporation and Worldsport Network Ltd. In addition to amortization, which totaled $9.2 million in 1999, of the initial fair value of these warrants, future changes in the trading price of the Company's Common Stock at the end of each quarter and at the date the related milestones are achieved will cause additional substantial changes in the ultimate amount of such amortization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased by approximately $61.2 million during the year ended December 31, 1999. This net change occurred as the Company raised approximately $259.8 million in proceeds from the sale of equity securities, net of issuance costs, and exercise of stock options, used $23.8 million in cash to fund operating activities, paid $116.4 million (net of cash acquired) to consummate acquisitions, advanced $15.0 million to third parties and approximately $200,000 to officers pursuant to promissory notes, invested $7.5 million to obtain equity positions in strategic partners, disbursed $41.8 million to purchase property and equipment, and paid $3.4 million to retire principal on capital lease obligations and acquire treasury shares. Installation of network infrastructure equipment in the Company's data centers, license of new software platforms, purchases of furniture and equipment for new employees, and leasehold improvements related to expansion of the Company's facilities accounted for the significant increase in capital expenditures. The Company expects that investments in property and equipment will continue to grow as the Company seeks to increase its capacity to provide end-to-end messaging and collaboration services. Capital lease obligations, including both short-term and long-term portions, increased approximately $8.3 million, net of principal repayments, during 1999 as the Company secured financing for a substantial share of the additions to property and equipment. The Company's capital lease obligations contain no provisions that would limit the Company's future borrowing ability.

     In January 1999, the Company completed the second round of the Series B Convertible Preferred Stock financing through the issuance of approximately 3.2 million shares, including 454,544 shares issued pursuant to outstanding stock purchase rights, for net proceeds of $12.5 million. Also in January 1999, the Company sold 1,090,909 shares of Common Stock for net proceeds of $2.4 million. In April 1999, the Company received approximately $114.1 million in net proceeds upon the closing of the Company's initial public offering of Common Stock. In June 1999, the Company received approximately $140.7 million in net proceeds upon the closing of its secondary public offering of Common Stock.

     In May 1999, the Company made a minority investment of $3 million in the common stock of Starmedia Network, Inc. Based on the closing price of Starmedia's stock at December 31, 1999, the fair value of the Company's investment was $10.9 million and is recorded in Investments. The excess of the investment's carrying value over its cost is recorded as an unrealized gain on investments and included in the equity section of the Company's balance sheet. The Company made additional investments during 1999 in privately-held companies totaling $4.5 million.

     In July 1999, the Company advanced $10.0 million to a privately-held company pursuant to a promissory note. The note bears interest at the prime rate of interest as stipulated in The Wall Street Journal. The amount was advanced in connection with the Company's evaluation of the obligor for potential acquisition. Under the terms of the note, all principal and accrued interest is repayable within 90 days of written demand by the holder. Upon the decision by the Company not to proceed with an acquisition of the obligor, the Company presented a demand notice for repayment on August 18, 1999. All principal and interest was subsequently paid.

     In August 1999, the Company advanced $5.0 million to docSpace pursuant to a promissory note. The note bore interest at a rate equal to 8.0% per annum simple interest. The amount was advanced in connection with the Company's evaluation of docSpace for potential acquisition. Under the terms of the note, any portion of the principal and/or interest outstanding on the note may be converted into Common Stock at the election of docSpace. In March of 2000, the Company consummated its acquisition of docSpace at which time a portion of this advance was converted into common stock of docSpace with the remainder offsetting the cash portion paid.

     The Company believes that existing capital resources will enable it to maintain current and planned operations for at least the next 12 months. However, operating and investing activities on a long-term basis may require the Company to seek additional equity or debt financing. In addition, the Company may, from time to time, evaluate potential acquisitions of other businesses, products, and technologies. In the first quarter of 2000, the Company completed its acquisitions ISOCOR and docSpace and as a result, expended approximately $51.1 million in cash proceeds and other acquisition costs. In addition, the Company anticipates closing its proposed acquisition of RemarQ on or before March 31, 2000, resulting in $500,000 of estimated cash expenditures. The Company expects that future acquisitions of businesses and other strategic assets will require considerable outlays of capital. The Company also expects to incur significant capital expenditures in connection with its financial accounting integration system.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB No. 101 will not have a material effect on the financial position or results of operations of the Company.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. Critical Path does not currently use derivative instruments.

SUPPLEMENTAL PRO FORMA FINANCIAL DATA

     The following supplemental pro forma financial information presents the Company's consolidated results of operations for the years ended December 31, 1998 and 1999, excluding the impact of certain special items consisting of (i) stock-based compensation charges associated with outstanding options and warrants, (ii) amortization of intangible assets associated with purchase business combinations, and (iii) accruals for employee retention bonuses associated with purchase business combinations. Such supplemental presentation is for informational purposes only and is not intended to replace the consolidated operating results prepared and presented in accordance with generally accepted accounting principles.

              PERIOD ENDED DECEMBER 31                         1998                      1999
              ------------------------                -----------------------   -----------------------
                                                      AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                                      -----------   ---------   -----------   ---------
                                                                       (IN THOUSANDS)
Net revenues(1).....................................   $    897      $ 1,128     $  16,157    $ 16,263
Cost of net revenues(2).............................     (2,346)      (2,153)      (21,557)    (15,125)
                                                       --------      -------     ---------    --------
Gross profit (loss).................................     (1,449)      (1,025)       (5,400)      1,138
                                                       --------      -------     ---------    --------
Operating expenses:
  Sales and marketing...............................      1,687        1,687        13,811      13,811
  Research and development..........................      2,098        2,098         7,682       7,682
  General and administrative........................      3,814        3,814        14,051      14,051
  Acquisition-related retention bonus(3)............         --           --         3,587          --
  Amortization of intangible assets(3)..............         --           --        32,259          --
  Stock-based expenses(4)...........................      2,400           --        46,460          --
                                                       --------      -------     ---------    --------
          Total operating expenses..................      9,999        7,599       117,850      35,544
                                                       --------      -------     ---------    --------
Loss from operations................................    (11,448)      (8,624)     (123,250)    (34,406)
Interest and other income, net......................        375          375         7,061       7,061
Interest expense(5).................................       (388)        (227)         (752)       (688)
                                                       --------      -------     ---------    --------
Net loss............................................   $(11,461)     $(8,476)    $(116,941)   $(28,033)
                                                       --------      -------     ---------    --------

---------------
(1) Pro Forma amounts exclude stock-based charges associated with warrants and stock purchase rights issued to certain customers as part of an email services agreement.

(2) Pro Forma amounts exclude stock-based charges associated with stock options granted with an exercise price below market value on the date of grant to employees involved in the revenue-generating activities of the Company. In addition, the pro forma amounts exclude approximately $2 million associated with a severance agreement with a terminated employee.

(3) Pro Forma amounts exclude acquisition-related retention bonuses and amortization of intangible assets associated with the Company's acquisition during 1999.

(4) Pro Forma amounts exclude stock-based charges associated with stock options and stock purchase rights issued to certain employees and outside consultants, as well as warrants issued with the marketing agreement between the Company and ICQ and Qwest.

(5) Pro Forma amounts exclude stock-based charges associated with warrants issued to certain lenders in connection with the Company's various financings and promissory notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of December 31, 1999. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of December 31, 1998. The Company's capital lease obligations have fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from holdings of its financial instruments is not material.

     In the future, mainly as a result of the Company's acquisition of ISOCOR in January 2000, a substantial portion of the Company's worldwide operations will have a functional currency other than the United States dollar. In particular, the Company will maintain substantial development operations in Ireland, where the functional currency is the Irish Pound; Germany, where the functional currency is the German Mark; and Italy, where the functional currency is the Lira. In addition, a significant portion of the Company's revenues will also be denominated in currencies other than the United States dollar. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations.

     Information relating to quantitative and qualitative disclosure about market risk is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Reference is made to the Index of Consolidated Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index of Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers, directors and key employees of Critical Path and their ages as of March 15, 2000 are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Douglas T. Hickey....................   45    Chief Executive Officer and Director
David C. Hayden......................   45    Chairman of the Board of Directors
David A. Thatcher....................   45    President
Mark J. Rubash.......................   42    Executive Vice President and Chief Financial Officer
Paul R. Gigg.........................   46    Executive Vice President and Chief Operating Officer
Joseph Duncan........................   52    Vice President and Chief Information Officer
Michael Serbinis.....................   26    Vice President and Chief Security Officer
Judie A. Hayes.......................   53    Vice President of Corporate Communications
William H. Rinehart..................   36    Vice President of Worldwide Internet Sales
Marcy Swenson........................   36    Vice President of Architecture
Mari E. Tangredi.....................   36    Vice President of Corporate Development
Cynthia D. Whitehead.................   53    Vice President of Operations and Customer Service
Brett M. Robertson...................   39    Vice President of Strategic Development and General
                                              Counsel
Sharon Wienbar.......................   38    Vice President Marketing
R. Scott Newth.......................   36    Vice President, Finance and Planning
Christos M. Cotsakos.................   51    Director
Lisa Gansky(1).......................   41    Director
Kevin R. Harvey(1)...................   35    Director
James A. Smith(2)....................   47    Director
George Zachary(2)....................   34    Director

---------------
(1) Member of Compensation Committee of the Board of Directors.

(2) Member of Audit Committee of the Board of Directors.

     Douglas T. Hickey has served as the Chief Executive Officer and a director of Critical Path since October 1998, and was also President from October 1998 through January 2000. From February 1998 to October 1998, Mr. Hickey served as Executive Vice President of Frontier Communications Corporation, a telecommunications company, and as President of Frontier GlobalCenter. From July 1996 to February 1998, Mr. Hickey served as President and CEO of GlobalCenter, Inc., a web hosting company. In February 1998, GlobalCenter was acquired by Frontier. From December 1994 to July 1996, Mr. Hickey was President of Internet services at MFS Communications, a provider of high-speed fiber-optic services. From September 1990 to November 1994, Mr. Hickey was general manager of North American sales and field operations at Ardis, a Motorola company. Mr. Hickey received a B.S. in economics from Siena College.

     David C. Hayden founded Critical Path and served as the Chairman, President and Chief Executive Officer and Secretary from its inception in February 1997 to October 1998. Mr. Hayden has served as Chairman of the Board of Directors of Critical Path since October 1998. From February 1993 to August 1996, Mr. Hayden served as Chairman, Chief Executive Officer, and co-founder of The McKinley Group, Inc., creators of Magellan, an Internet search engine. Mr. Hayden received a B.A. in political science from Stanford University.

     David A. Thatcher became President of Critical Path on January 31, 2000; prior to that he served as Executive Vice President, Chief Financial Officer and Secretary of Critical Path since December 1998, and served as a director of Critical Path from May 1997 to March 1998 and from May 1998 to November 1998.

From June 1998 to December 1998, Mr. Thatcher served as President and Chief Executive Officer of Geoworks Corporation, a provider of software solutions for the wireless market. Mr. Thatcher joined Geoworks Corporation in March 1997 as Vice President of Finance and Administration and Chief Financial Officer and was appointed President and Director in January 1998. From May 1996 to January 1997, Mr. Thatcher served as Vice President and Chief Financial Officer of Diba, Inc., an Internet software company, which was later acquired by Sun Microsystems, Inc. From January 1996 to May 1996, Mr. Thatcher served as Vice President and Chief Financial Officer of The McKinley Group. From March 1993 to November 1995, Mr. Thatcher served as Vice President and Chief Financial Officer of Peregrine Systems, Inc., a provider of customer support software. Mr. Thatcher received a B.S. in accounting from San Diego State University and is a CPA in California.

     Mark J. Rubash joined Critical Path as Executive Vice President, Chief Financial Officer in January 2000. From July 1992 through January 2000, Mr. Rubash served as a Partner of PricewaterhouseCoopers LLP, an independent accounting and consulting firm. From October 1987 through July 1992, Mr. Rubash served as a Manager and Senior Manager of Price Waterhouse LLP. Mr. Rubash received a B.S. in accounting from California State University at Sacramento and is a Certified Public Accountant in California.

     Paul R. Gigg became the Executive Vice President and Chief Operating Officer of Critical Path upon the closing of its merger with ISOCOR on January 19, 2000. He joined ISOCOR in 1993 and had served as its President, Chief Executive Officer and a member of the Board of Directors since November 1997. Prior to joining ISOCOR, Mr. Gigg was Director of Marketing and Engineering at Dowty Communications (formerly Case Communications), a developer and supplier of networking products. Mr. Gigg holds a B.S.E.E. degree from the University of Wales, United Kingdom.

     Joseph Duncan has served as Vice President and Chief Information Officer of Critical Path since December 1998. From December 1997 to December 1998, Mr. Duncan was founder and Chief Executive Officer of Charybdis Software, a software company. From June 1993 to November 1997, Mr. Duncan held various positions at Oracle Corporation, most recently as Senior Vice President for Groupware Systems and Object-Oriented Tools. Mr. Duncan received a B.A. in philosophy from the University of Minnesota.

     Michael Serbinis joined Critical Path as its Chief Security Officer in March 2000. From November 1997 to March 2000, Mr. Serbinis was the Chief Technology Officer of The docSpace Company, which he co-founded in November 1997. From September 1996 to October 1997, Mr. Serbinis was a software engineer for Total Control, a subsidiary of General Electric. From April 1996 to August 1996, Mr. Serbinis led search engine engineering at Zip2 Corporation. From September 1992 to September 1995, Mr. Serbinis was an artificial intelligence research engineer with Microsoft Corporation. Mr. Serbinis received a BSc in Engineering Physics at Queen's University in Kingston, Ontario, Canada.

     Judie A. Hayes joined Critical Path as Vice President of Corporate Communications in December 1998. From January 1997 to December 1998, Ms. Hayes served as Vice President Corporate Marketing and Communications for Frontier GlobalCenter. From March 1995 to January 1997, Ms. Hayes served as Senior Director of Corporate Communications for NETCOM On-Line Communication Services, Inc., an Internet service provider. Ms. Hayes has served as Director of Marketing Communications for MCI Data Services Division, a telecommunications company, and Director of Corporate Communications for British Telecom North America, a telecommunications company. Ms. Hayes received her bachelor's degree from University of Wisconsin-Whitewater.

     William H. Rinehart joined Critical Path as Vice President, Sales in November 1998. From May 1997 to November 1998, Mr. Rinehart served as Senior Vice President, General Manager at Frontier GlobalCenter. From July 1996 to June 1997, Mr. Rinehart held a range of positions including Vice President, Product Development and Vice President, Sales for Genuity, a Bechtel company. He has also served as Vice President, General Manager at MFS Communications, Internet Division, from January 1995 to July 1996. From April 1993 to January 1995, Mr. Rinehart was a Senior Account Executive at Ardis, a wireless data communications company. Mr. Rinehart received a B.S. in business administration from Ball State University.

     Marcy Swenson has served as the Vice President of Software Engineering of Critical Path since June 1997. From May 1995 to June 1997, Ms. Swenson served as Vice President of Software Development at Providence Systems. In June 1987, Ms. Swenson co-founded After Hours Software, Inc., which provides custom software solutions to Fortune 500 customers, and served as Vice President of Software and Consulting Services until May 1994. Ms. Swenson has completed advanced studies in Artificial Intelligence at Stanford University, and received a B.S. in math/computer science from UCLA.

     Mari E. Tangredi has served as Vice President, Corporate Development for Critical Path since January 2000. From August 1999 to January 2000, Ms. Tangredi served as Vice President, Business Development at Critical Path, and prior to that she had served as the company's Vice President, Business Development and Marketing. From June 1995 to November 1997, Ms. Tangredi served as the General Manager/Vice President of Electronic Commerce of Pacific Bell. From July 1986 to May 1995, Ms. Tangredi worked at AT&T Corp. as a programmer and later in various positions in sales, emerging product development and customer care, providing network products and services to Fortune 500 customers. Ms. Tangredi received a B.S. in M.I.S. from Clarkson University and an M.B.A in high technology from Northeastern University.

     Cynthia D. Whitehead has served as Vice President of Customer Service since March 1999. From May 1998 to March 1999, Ms. Whitehead was an independent information technology consultant. From 1997 to May 1998, Ms. Whitehead was Vice President of Information Technology and Chief Information Officer of SBC Communications, parent of Pacific Bell and Southwestern Bell. From 1970 to 1997, Ms. Whitehead was employed in various capacities with Pacific Telesis, most recently as Chief Information Officer and as Vice President -- Technology Services Group of its Pacific Bell operating subsidiary. Ms. Whitehead received a B.A. in Psychology from Stanford University.

     Brett M. Robertson has served as Vice President of Strategic Development and General Counsel since June 1999. From July 1998 to December 1998, Ms. Robertson served as General Counsel of Broderbund Software. From August 1994 to July 1998 Ms. Robertson served as Associate General Counsel of Broderbund Software. From 1986 to August 1994, Ms. Robertson practiced corporate law at various law firms including Wilson Sonsini Goodrich & Rosati, O'Melveny and Myers, and Cooley Godward LLP. Ms. Robertson received her B.A. from the University of California at Berkeley and her J.D. from the University of Virginia.

     Sharon Wienbar has served as Vice President of Marketing of Critical Path since August 1999. From March 1999 to August 1999, Ms. Wienbar served as Vice President Marketing at Amplitude Software. From 1991 to 1998, Ms. Wienbar was most recently Vice President at Adobe Systems. Ms. Wienbar received her M.S. and B.A. from Harvard University and her M.B.A. from Stanford.

     R. Scott Newth has served as Vice President of Finance and Planning since March 2000. From July 1999 to March 2000, Mr. Newth served as President, Enterprise Messaging. From February 1998 to July 1999, Mr. Newth was President and Chief Executive Officer of DotOne Corporation. From March 1997 to February 1998, Mr. Newth served as Chief Financial Officer of DotOne. Prior to joining DotOne, Mr. Newth spent eleven years in investment and merchant banking in large international companies. Mr. Newth received his B.S. in Finance and M.B.A. from Florida State University.

     Christos M. Cotsakos has served as a director of Critical Path since May 1998. Mr. Cotsakos has served as President, Chief Executive Officer and a director of E*TRADE Group, an on-line brokerage services company, since March 1996. From March 1995 to January 1996, Mr. Cotsakos served as President, Co-Chief Executive Officer, Chief Operating Officer and a director of A.C. Nielsen, Inc. From September 1993 to March 1995, he served as President and Chief Executive Officer of Nielsen International. From March 1992 to September 1993, he served as President and Chief Operating Officer of Nielsen Europe, Middle East and Africa. Mr. Cotsakos serves as a director of National Processing Company, Forte Software, Inc. and The Fourth Network Communications Network, Inc. Mr. Cotsakos received a B.A. from William Patterson College and an M.B.A. from Pepperdine University and is currently pursuing a Ph.D. in economics at the Management School, University of London.

     Lisa Gansky has served as a director of Critical Path since May 1998. Ms. Gansky has been a Principal at Trading Fours, a venture development company, since January 1997. From June 1995 to January 1997,

Ms. Gansky served as Vice President of AOL, Inc., an online and Internet services company. From June 1994 to January 1995, Ms. Gansky founded and served as Chief Executive Officer of Global Network Navigator, Inc., an Internet solutions company.

     Kevin R. Harvey has served as a director of Critical Path since April 1998. Mr. Harvey has been a General Partner of Benchmark Capital, a venture capital firm, since January 1995. From July 1993 to January 1995, he served as General Manager for Lotus Development Corporation. In August 1990, Mr. Harvey founded Approach Software Corporation ("Approach"), a software company, where he served as the President and Chief Executive Officer until July 1993 when Approach was sold to Lotus Development Corporation. Prior to founding Approach, Mr. Harvey founded Styleware, a software company, which was subsequently sold to Claris Corporation. Mr. Harvey is also a director of Silicon Gaming, Inc., an entertainment and gaming technology company, and a director of several privately held companies. Mr. Harvey received a B.S.E.E. degree from Rice University, 1987.

     James A. Smith has served as a director of Critical Path since January 1999. Mr. Smith has served as the President and Chief Executive Officer of US West Dex, a provider of Internet directory and database marketing services, since October 1997. From March 1996 to October 1997, Mr. Smith served as Vice President of Local Markets for US West. From July 1992 to March 1996, Mr. Smith served as Vice President and General Manager of Mass Markets for US West. Mr. Smith received a B.A. from Willamette University and a J.D. from the University of Washington.

     George Zachary has served as a director of Critical Path since April 1998. Mr. Zachary has been a partner at Mohr, Davidow Ventures II, a venture capital firm, since January 1996. From March 1993 to December 1997, Mr. Zachary ran the consumer products business at Silicon Graphics, Inc., a computer workstation company. Since September 1986 until March 1993, Mr. Zachary has held various engineering and marketing management positions at Silicon Graphics, Inc., VPL Research, Inc., Apple Computer, Inc., Texas Instruments Incorporated and C-ATS Software Inc. Mr. Zachary received a B.S. degree from Massachusetts Institute of Technology and Massachusetts Institute of Technology Sloan School of Management.

     We have authorized seven (7) directors. All directors are elected to hold office until our next annual meeting of stockholders and until their successors have been elected. Officers are elected at the first board of directors meeting following the stockholders' meeting at which the directors are elected and serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is responsible for determining salaries, incentives and other forms of compensation for our directors, officers and other employees and administering various incentive compensation and benefit plans. The Compensation Committee consists of two outside directors. Lisa Gansky and Kevin Harvey are currently the two outside directors on our Compensation Committee.

DIRECTOR COMPENSATION

     We reimburse each member of our board of directors for out-of-pocket expenses incurred in connection with attending board meetings. No member of our board of directors currently receives any additional cash compensation. In connection with their joining the board of directors in May 1998, directors Christos Cotsakos and Lisa Gansky each received an option to purchase 136,363 shares of common stock vesting monthly over two years at an exercise price of $0.22 per share.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the total compensation received for services rendered to us during 1999 by our Chief Executive Officer and our four other most highly compensated executive officers who received salary and bonus in 1999 in excess of $100,000 ("Named Executive Officers").

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                                   ANNUAL COMP           SECURITY
                                                               --------------------     UNDERLYING
          NAME AND PRINCIPAL POSITION            FISCAL YEAR    SALARY      BONUS        OPTIONS
          ---------------------------            -----------   --------    --------    ------------
Douglas T. Hickey..............................     1999       $332,373    $     --            --
  Chief Executive Officer and Director              1998         51,136                 2,549,374(1)
David C. Hayden................................     1999        222,157          --            --
  Chairman of the Board of Directors                1998        170,833     135,000     1,363,636(2)
David A. Thatcher..............................     1999        185,000          --            --
  President                                         1998          9,110          --       712,473(3)
William H. Rinehart............................     1999        185,000          --            --
  Vice President of Worldwide Internet Sales        1998         19,621          --       454,545(4)
Cynthia D. Whitehead...........................     1999        126,614      43,215       230,000(5)
  Vice President of Operations and Customer
     Service                                        1998             --          --            --

---------------
(1) In October 1998, Mr. Hickey received two options to purchase shares of common stock (an option to purchase 478,468 and 2,070,906 shares) at an exercise price of $0.836, each of which vest in equal installments over 48 months.

(2) Option to purchase 1,363,636 shares of common stock at an exercise price of $0.022 per share vests as to 25% of the shares on the first anniversary of Mr. Hayden's employment with Critical Path and 1/48th each full month thereafter.

(3) Includes options to purchase 576,110 of Common Stock at exercise price of $0.836 that vest in equal installments over 48 months. In addition, Mr. Thatcher was granted options to purchase 136,363 shares of Common Stock at an exercise price of $0.22 per share that vest in equal installments over 48 months.

(4) Options to purchase 454,545 shares of Common Stock at an exercise price of $0.836 per share that vest in equal installments over 48 months.

(5) Options to purchase 230,000 shares of Common Stock at an exercise price of $24.00 per share that vest as to 25% of the shares on the first anniversary of Ms. Whitehead's employment with Critical Path and 1/48th each full month thereafter.

     We granted stock options to certain Named Executive Officers during 1999. We have never granted any stock appreciation rights.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                   POTENTIAL REALIZABLE VALUE AT
                                      PERCENTAGE OF                                   ASSUMED ANNUAL RATES OF
                                      TOTAL OPTIONS                                STOCK PRICE APPRECIATION FOR
                                        GRANTED TO     EXERCISE OR                        OPTION TERM(3)
                          OPTIONS      EMPLOYEES IN     BASE PRICE    EXPIRATION   -----------------------------
          NAME            GRANTED     FISCAL YEAR(1)   ($/SHARE)(2)      DATE           5%              10%
          ----            --------    --------------   ------------   ----------   -------------   -------------
Douglas T. Hickey.......        --           --             --              --                --              --
David C. Hayden.........        --           --             --              --                --              --
David A. Thatcher.......        --           --             --              --                --              --
William H. Rinehart.....        --           --             --              --                --              --
Cynthia D. Whitehead....   230,000(4)      3.17             $24        3/26/09     $3,471,498.34   $8,797,458.38

---------------
(1) Based on options to purchase an aggregate of 7,249,308 shares of common stock granted during fiscal 1999. Under the terms of Critical Path's 1998 Stock Plan, the committee designated by the board of directors to administer the 1998 Stock Plan retains the discretion, subject to certain limitations within the 1998 Stock Plan, to modify, extend or renew outstanding options and to reprice outstanding options. Options may be repriced by canceling outstanding options and reissuing new options with an exercise price equal to the fair market value on the date of reissue, which may be lower than the original exercise price of such canceled options. See "Stock Plans."

(2) The exercise price on the date of grant was equal to 100% of the fair market value on the date of grant as determined by the board of directors.

(3) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent Critical Path's estimate or projection of the future common stock price. There can be no assurance that any of the values reflected in the table will be achieved.

(4) These incentive stock options have a ten-year term, subject to earlier termination in certain events related to termination of employment, and vest as to 25% of the shares on the first anniversary of the vest start date, and vest ratably on a monthly basis thereafter, becoming fully vested on the fourth anniversary of the vest start date.

FISCAL YEAR END OPTION VALUES

     The following table provides summary information concerning stock options held as of December 31, 1999 by each of the Named Executive Officers. Two of these officers exercised options in 1999.

                                                         NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                           SHARES                     OPTIONS AT FISCAL YEAR-END         AT FISCAL YEAR-END(1)
                         ACQUIRED ON      VALUE       ---------------------------   --------------------------------
         NAME             EXERCISE      REALIZED      EXERCISABLE   UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
         ----            -----------   -----------    -----------   -------------   --------------   ---------------
Douglas T. Hickey......          0              --      139,553       1,108,134     $13,170,314.38   $104,580,146.25
David C. Hayden........          0              --      994,317         369,319      98,838,666.88     34,854,480.63
David A. Thatcher......    136,363     $299,988.60(4)   144,027         432,083      13,592,548.13     39,928,458.13
William H. Rinehart....     37,878      420,445.80(5)    85,227         331,440       8,043,298.13     31,279,650.00
Cynthia D. Whitehead...          0              --            0         230,000                  0     21,706,250.00

---------------
(1) The value of unexercised in-the-money options at fiscal year-end is based on a price per share of $94.375, the closing price quoted on Nasdaq as of December 31, 1999, less the exercise price.

(2) Mr. Hickey's option agreements allow for early exercise subject to repurchase by Critical Path over the vesting period.

(3) Mr. Hayden's option agreements allow for early exercise subject to repurchase by Critical Path over the vesting period.

(4) Assumes a per share fair market value of $2.20 on January 4, 1999, as determined by the Board of Directors.

(5) Assumes a per share fair market value of $11.10 on March 25, 1999, as determined by the Board of Directors.

INCORPORATION BY REFERENCE

     The report of the Compensation Committee of the Board of Directors and the performance graph are incorporated by reference from the Company's proxy statement for its annual meeting which is anticipated to occur on June 6, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of common stock as of February 29, 2000, by:

     - each person or entity known to Critical Path to own beneficially more than 5% of Critical's Path's common stock;

     - each of Critical Path's directors;

     - each of Critical Path's Named Executive Officers; and

     - all executive officers and directors as a group.

                    NAME AND ADDRESS OF                           TOTAL SHARES          PERCENTAGE OF
                    BENEFICIAL OWNER(1)                       BENEFICIALLY OWNED(2)    COMMON STOCK(2)
                    -------------------                       ---------------------    ---------------
Christos Cotsakos(3)........................................        4,022,223                7.4%
E*TRADE Group, Inc.
  Four Embarcadero
  2400 Geng Road
  Palo Alto, CA 94306.......................................        3,865,877                7.6
David Hayden(4).............................................        3,332,737                6.2
James A. Smith(5)
  US West Internet Ventures, Inc.
  1999 Broadway, Suite 500
  Denver, CO 80202..........................................        2,276,131                4.2
Kevin M. Harvey(6)
  Benchmark Capital Partners II, L.P.
  2489 Sand Hill Road, Suite 200
  Menlo Park, CA 94025......................................        2,182,812                4.0
Douglas T. Hickey(7)........................................        1,436,646                2.7
Marcy Swenson...............................................        1,044,236                1.9
George Zachary(8)
  Mohr, Davidow Ventures V, L.P.
  2775 Sand Hill Road, Suite 240
  Menlo Park, CA 94025......................................          633,802                1.2
David Thatcher(9)...........................................          315,133                  *
Lisa Gansky.................................................          199,274                  *
Mari Tangredi(10)...........................................          154,958                  *
Joseph Duncan...............................................          121,926                  *
William H. Rinehart.........................................          111,777                  *
Paul Gigg(11)...............................................           80,731                  *
Cynthia Whitehead...........................................           62,998                  *
Judie Hayes.................................................           42,019                  *
Robert S. Newth(12).........................................           38,519                  *
Mark J. Rubash(13)..........................................           29,687                  *
Brett Robertson(14).........................................           20,833                  *
Sharon Wienbar(15)..........................................           14,815                  *
All directors and executive officers as a group(16).........       16,121,257               29.4

---------------
  *  Less than 1%

 (1) Unless otherwise indicated, the address for the following shareholders is c/o Critical Path, Inc., 320 1(st) Street, San Francisco, California 94105.

 (2) Applicable percentage ownership is based on 54,086,715 shares of common stock outstanding as of February 29, 2000. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the date of this prospectus are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder's name.

 (3) Includes 156,346 shares held by The Cotsakos Revocable Trust, UAD 9/3/87 of which Mr. Cotsakos is the trustee. Also includes 3,865,877 shares held by E*TRADE Group, of which Mr. Cotsakos is the President and Chief Executive Officer. Mr. Cotsakos disclaims beneficial ownership of all shares held by E*TRADE group, except to the extent of his pecuniary interest.

 (4) Includes 85,227 shares subject to options exercisable within 60 days after February 29, 2000.

 (5) Consists of shares held by US West Internet Ventures, a subsidiary of US West. Mr. Smith is the President and Chief Executive Officer of US West Dex, also a subsidiary of US West. Mr. Smith disclaims beneficial ownership of all shares held by US West Internet Ventures, except to the extent of his pecuniary interest therein.

 (6) Includes 2,070,968 shares held by Benchmark Capital Partners II, L.P., of which Mr. Harvey is a managing partner. Mr. Harvey disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein.

 (7) Includes 179,425 shares subject to options exercisable within 60 days after February 29, 2000, and 18,180 shares held in the name of Mr. Hickey's minor children's name.

 (8) Includes 604,251 shares held by Mohr, Davidow Ventures V, L.P., of which Mr. Zachary is a member. Mr. Zachary disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein.

 (9) Includes 92,036 shares subject to options exercisable within 60 days after February 29, 2000.

(10) Includes 62,632 shares subject to options exercisable within 60 days after February 29, 2000.

(11) Includes 44,425 shares subject to options exercisable within 60 days after February 29, 2000.

(12) Includes 38,519 shares subject to options exercisable within 60 days after February 29, 2000.

(13) Includes 29,687 shares subject to options exercisable within 60 days after February 29, 2000.

(14) Includes 20,833 shares subject to options exercisable within 60 days after February 29, 2000.

(15) Includes 14,815 shares subject to options exercisable within 60 days after February 29, 2000.

(16) Includes 801,268 shares subject to options exercisable within 60 days after February 29, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

SERIES B FINANCING

     Critical Path sold an aggregate of 6,863,992 shares of Series B Preferred Stock in September 1998 and January 1999 at a sale price of $4.26 per share. Each share of Series B Preferred Stock converted into one share of common stock in connection with Critical Path's Initial Public Offering in March 1999.

                                                                  NUMBER OF
                                                              SHARES OF SERIES B
                                                               PREFERRED STOCK
                          INVESTOR                                PURCHASED
                          --------                            ------------------
E*TRADE Group, Inc. ........................................      3,460,767
US West Data Investments, Inc...............................      1,313,919
Mohr, Davidow Ventures V, L.P. .............................        234,629
Benchmark Capital Partners II, L.P. ........................        234,629
CMG@Ventures II, L.L.C......................................        351,943
The Cotsakos Revocable Trust, UAD 9/3/87....................         39,886

     Christos Cotsakos, the Chief Executive Officer of E*TRADE Group, Inc., is a director of Critical Path. Mr. Cotsakos is the trustee of The Cotsakos Revocable Trust, UAD 9/3/87.

     The shares held by Mohr, Davidow Ventures V, L.P. include 9,340,570 shares held by it and 703,034 shares held by Mohr, Davidow Ventures V, L.P. as nominee for MDV Entrepreneurs' Network Fund II (A), L.P. and MDV Entrepreneurs' Network Fund II (B), L.P. George Zachary, a member of Mohr, Davidow Ventures V, L.P., is a director of Critical Path.

     The shares held by Benchmark Capital Partners II, L.P. are held by it as nominee for Benchmark Capital Partners II, L.P., Benchmark Founders' Fund II, L.P., Benchmark Founders Fund II-A, L.P. and Benchmark Members' Fund II, L.P. Kevin Harvey, a managing member of Benchmark Capital Partners II, L.P., is a director of Critical Path.

ACQUISITIONS

     In July of 1999, Critical Path acquired all outstanding shares of dotOne Corporation for a total purchase price of $57.0 million consisting of $17.5 million cash, Common Stock valued at $35.0 million, assumed stock options with an estimated fair market value of $3.2 million, and other acquisition costs of approximately $1.3 million. In connection with this acquisition, R. Scott Newth, Critical Path's Vice President, Finance and Planning, may receive a bonus of $625,000 if he is still employed by Critical Path on the one year anniversary of the acquisition.

     In August of 1999, Critical Path acquired all outstanding shares of Amplitude Software Corporation, for a total purchase price of $214.4 million consisting of $45.0 million cash, Common Stock valued at $141.3 million, assumed stock options with an estimated fair market value of $22.0 million, and other acquisition costs of approximately $6.1 million. In connection with this acquisition, Sharon Weinbar, Critical Path's Vice President Marketing, may receive a bonus of $750,000 if she is still employed by Critical Path on the one year anniversary of the acquisition.

     In January of 2000, Critical Path acquired all outstanding shares of ISOCOR Corporation for a total purchase price of $274.0 million consisting of Common Stock valued at $225.7 million, assumed stock options with an estimated fair market value of $37.2 million, and other acquisition costs of approximately $11.1 million. In connection with this acquisition, Paul Gigg, Critical Path's Executive Vice President and Chief Operating Officer, may receive a bonus of $150,000 if he is still employed by Critical Path on the one year anniversary of the acquisition.

EMPLOYMENT AGREEMENT AND CHANGE IN CONTROL ARRANGEMENTS

     Critical Path and Mr. Hickey are parties to a letter agreement dated October 1, 1998 governing his employment with Critical Path. The agreement sets forth Mr. Hickey's compensation level and eligibility for salary increases, bonuses, benefits and option grants under the 1998 Stock Plan. The agreement provides for accelerated vesting of a portion of Mr. Hickey's options in the event of a change of control. Mr. Hickey also received a loan in the amount of $500,000, bearing interest at the applicable federal rate. The loan will be due on the earlier of five years of 30 days following termination of his employment and is non-recourse unless Mr. Hickey terminates his employment voluntarily. Mr. Hickey's employment under the letter agreement is at-will and may be terminated by Critical Path or Mr. Hickey at any time, with or without cause and with or without notice.

LOANS TO OFFICERS

     In January of 1999, Critical Path loaned William Rinehart, Vice President of Worldwide Internet Sales, $65,000 pursuant to a promissory note bearing interest at the rate of 4.64% per annum. The note is due and payable in 2004.

     In November of 1998, Critical Path loaned Doug Hickey, Chief Executive Officer, $1.1 million pursuant to a promissory note bearing interest at the rate of 4.51% per annum. The note is due and payable in 2003.

     In January of 2000, the Company agreed to lend Mark Rubash, Executive Vice President and Chief Financial Officer, $100,000. The loan is due and payable in 2005.

COMMERCIAL RELATIONSHIPS

     In December 1998, Critical Path entered into an agreement with US West pursuant to which Critical Path agreed to provide email services and certain related development services to US West. In exchange for such services, US West, through the use of its sales channels, will provide Critical Path assistance in selling advertising for the email sites of certain customers of Critical Path. The agreement also provides for the joint development of certain services and features from time to time. James Smith, a director of the Company, is the President and Chief Executive Officer of US West Dex. For the year ended December 31, 1999, US West accounted for approximately $460,000 of Critical Path's revenues.

     In April 1998, Critical Path entered into an agreement with E*TRADE pursuant to which each party will include the other party in certain advertising campaigns, including E*TRADE's international strategic partner relationships. Critical Path will also provide email services to users of E*TRADE's Internet access services. In addition, under the terms of the agreement, Critical Path agreed to develop certain features for its email services which Critical Path may make available to other customers in addition to E*TRADE. Christos Cotsakos, the Chief Executive Officer of E*TRADE is a director of Critical Path. In addition, E*TRADE owns in excess of five percent of Critical Path. For the year ended December 31, 1999, E*TRADE accounted for approximately $2.4 million of Critical Path's revenues.

INDEMNIFICATION

     Critical Path's articles of incorporation limit the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the California Corporations Code. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

     Critical Path's bylaws provide that Critical Path may indemnify its directors and officers to the fullest extent permitted by California law, including in circumstances in which indemnification is otherwise discretionary under California law. Critical Path has also entered into indemnification agreements with its officers and directors containing provisions that may require Critical Path, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms.

RELATED TRANSACTIONS POLICY

     Critical Path believes that the foregoing transactions were in its best interests. It is Critical Path's current policy that all transactions by Critical Path with officers, directors, 5 percent shareholders and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested independent directors, are on terms no less favorable to Critical Path than could be obtained from unaffiliated parties and are reasonably expected to benefit Critical Path.

    PART IV. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Index to Consolidated Financial Statements

     Please see the accompanying Index to Consolidated Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are included in Item 8 above.

     (a)(2) Financial Statement Schedule

     Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

     (b) Reports on Form 8-K

     On March 20, 2000 the Company filed on Form 8-K announcing the acquisition of the docSpace Company.

     On February 3, 2000 the Company filed a report on Form 8-K announcing the acquisition of ISOCOR.

     On November 12, 1999 the Company filed a report on Form 8-K/A (as an amendment to the Form 8-K filed on September 13, 1999) to report the financial information required in connection with its acquisition of Amplitude.

     On November 1, 1999, the Company filed a report on Form 8-K announcing the signing of a definitive reorganization agreement between Critical Path and ISOCOR.

     On October 1, 1999 the Company filed a report on Form 8-K/A (as an amendment to the Form 8-K filed on August 2, 1999) to report the financial information required in connection with its acquisition of DotOne.

     (c) Exhibits

     The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

     2.1     Asset Purchase Agreement, dated May 26, 1999, between the
             Registrant and Fabrik Communications, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration on Form S-1/A (File No. 333-78197)
     2.2     Agreement and Plan of Reorganization, dated October 20,
             1999, by and among Critical Path, Inc., Initialize
             Acquisition Corp. and ISOCOR. (Incorporated by reference to Annex A to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92199)
     2.3 Agreement and Plan of Reorganization, dated June 22, 1999, among Critical Path, Inc., Amplitude Software Corp. and
             Apollo Acquisition Corp. (Incorporated by reference to
             Exhibit 2.1 to the Registrant's Current Report on Form 8-K
             (File No. 000-25331)
     2.4 Agreement and Plan of Reorganization, dated July 15, 1999, among Critical Path, Inc., dotOne Corporation and dotOne
             Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No.
             000-25331)
     2.5     Agreement and Plan of Reorganization, dated January 28,
             2000, by and among Critical Path, Inc., D.V. Acquisition
             Corp. and RemarQ Communities, Inc.
     2.6     Agreement and Plan of Reorganization, dated November 3,
             1999, by and among Critical Path, Inc., Compass Holding
             Corp., Compass Acquisition Corp., 3034996 Nova Scotia
             Company, 3034997 Nova Scotia Company and The docSpace
             Company.
     2.7     Agreement and Plan of Reorganization, dated November 2,
             1999, by and among Critical Path, Inc., Wellfleet
             Acquisition Corp. and FaxNet Corporation.
     2.8 Agreement and Plan of Reorganization, dated October 8, 1999, by and among Critical Path, Inc., Xeti Acquisition Corp. and
             Xeti, Inc.
     3.1     Amended and Restated Articles of Incorporation.
             (Incorporated by reference to Exhibit 3(i)(b) to the Registrant's Registration on Form S-1 (File No. 333-71499)

     3.2     Amended and Restated Bylaws. (Incorporated by reference to
             Exhibit 3(ii)(b) to the Registrant's Registration Statement on Form S-1 (File No. 333-71499)
     4.1 Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on
             Form S-1 (File No. 333-71499)
     4.2 Warrant to Purchase Preferred Stock dated September 11, 1998 issued by the Registrant to Hambrecht & Quist LLC.
             (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499)
     4.3 Warrant to Purchase Preferred Stock dated January 13, 1999 issued by the Registrant to Hambrecht & Quist LLC.
             (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499)
     4.4 Warrant to Purchase Common Stock dated January 29, 1999 issued by the Registrant to America Online, Inc.
             (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499)
    10.1 Form of Indemnification Agreement between the Registrant and each of its directors and officers. (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-71499)
    10.2     Employee Stock Purchase Plan. (Incorporated by reference to
             Exhibit 10.2 to the Registrant's Registration Statement on
             Form S-1 (File No. 333-71499)
    10.3 1998 Stock Plan and forms of stock option agreements thereunder. (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File
             No. 333-71499)
    10.4     Series B Preferred Stock Purchase Agreement dated September
             11, 1998. (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499)
    10.5 Amendment to Series B Preferred Stock Purchase Agreement dated January 13, 1999. (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on
             Form S-1 (File No. 333-71499)
    10.6     Amended and Restated Investors' Rights Agreement dated
             September 11, 1998. (Incorporated by reference to Exhibit
             10.6 to the Registrant's Registration Statement on Form S-1
             (File No. 333-71499)
    10.7     Amendment to the Amended and Restated Investors' Rights
             Agreement dated January 13, 1999. (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-71499)
    10.8     Master Equipment Lease Agreement dated April 28, 1998, and
             Lease Line Schedule thereto, by and between the Registrant and Lighthouse Capital Partners II, L.P. (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-71499)
    10.9 Master Lease Agreement dated May 1, 1998, and addendum thereto, by and between the Registrant and Comdisco, Inc.
             (Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499)
    10.10    Standard Industrial/Multitenant Lease-Gross dated June 20,
             1997 by and between the Registrant and 501 Folsom Street
             Building. (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499)
    10.11    Letter Agreement dated October 1, 1998 by and between the
             Registrant and Douglas Hickey. (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on
             Form S-1 (File No. 333-71499)
    10.12    Promissory Note and Security Agreement dated November 2,
             1998 by and between the Registrant and Douglas Hickey.
             (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499)
    10.13    Warrant Agreement dated April 28, 1998 by and between the
             Registrant and Lighthouse Capital Partners II, L.P.
             (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499)

    10.14    Warrant Agreement dated May 1, 1998 by and between the
             Registrant and Comdisco, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on
             Form S-1 (File No. 333-71499)
    10.15 Master Services Agreement dated December 10, 1998 by and between the Registrant and US West Communications Services,
             Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499)
    10.16 Email Services Agreement dated May 27, 1998 by and between the Registrant and Network Solutions, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-71499)
    10.17 Email Services Agreement dated July 6, 1998 by and between the Registrant and Starmedia Network, Inc. (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-71499)
    10.18 Amendment to email Services Agreement September 30, 1998 by and between the Registrant and E*TRADE Group, Inc.
             (Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499)
    10.19 Email Services Agreement dated September 14, 1998 by and between the Registrant and Sprint Communications Company
             L.P. (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499)
    10.20 Email Services Agreement dated March 19, 1998 by and between the Registrant and NTX, Inc. dba TABNet, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant's
             Registration Statement on Form S-1 (File No. 333-71499)
    10.21 QuickStart Loan and Security Agreement dated May 12, 1998 by and between the Registrant and Silicon Valley Bank.
             (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499)
    10.22 Email Services Agreement dated January 29, 1999 by and between the Registrant and ICQ, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-71499)
    10.23    Sublease dated February 8, 1999 by and between Times Direct
             Marketing, Inc. and the Registrant (Incorporated by reference to Exhibit 10.23 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-71499)
    10.24    Promissory Note and Security Agreement dated January 26,
             1999 by and between the Registrant and Bill Rinehart.
             (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499)
    10.25    Office lease dated December 1999 by and between Ecker-Folsom
             Properties, LLC and the Registrant
    10.26    Office lease dated December 1999 by and between Ecker-Folsom
             Properties, LLC and the Registrant
    21.1     List of Subsidiaries
    23.1     Consent of PricewaterhouseCoopers LLP, Independent
             Accountants
    27.1     Financial Data Schedule

                              CRITICAL PATH, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheet..................................  F-3
Consolidated Statement of Operations........................  F-4
Consolidated Statement of Shareholders' Equity..............  F-5
Consolidated Statement of Cash Flows........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Critical Path, Inc.

     In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Critical Path, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1999, and the results of its operations and its cash flows for the period from February 19, 1997 (Inception) to December 31, 1997 and for the years ended December 31, 1998 and 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 17, 2000

CRITICAL PATH, INC.

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS

                        DECEMBER 31                             1998        1999
                        -----------                           --------    ---------
Current Assets
  Cash and cash equivalents.................................  $ 14,791    $  75,932
  Restricted cash...........................................       325          325
  Accounts receivable, net..................................       121       10,147
  Other current assets......................................       138       40,800
                                                              --------    ---------
          Total current assets..............................    15,375      127,204
Investments.................................................        --       18,426
Notes receivable from officers..............................       500          669
Property and equipment, net.................................     4,687       52,517
Intangible assets, net......................................        --      474,297
Other assets................................................       101          692
                                                              --------    ---------
          Total assets......................................  $ 20,663    $ 673,805
                                                              ========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $    760    $  35,621
  Accrued expenses..........................................        89        7,120
  Deferred revenue, current.................................       500        1,603
  Capital lease obligations, current........................     1,502        6,585
                                                              --------    ---------
          Total current liabilities.........................     2,851       50,929
Deferred revenue, long-term.................................        --          215
Capital lease obligations, long-term........................     2,454        5,669
                                                              --------    ---------
          Total liabilities.................................     5,305       56,813
                                                              --------    ---------
Commitments and contingencies
Shareholders' equity
  Series A Convertible Preferred Stock and paid-in-capital,
     $0.001 par value Shares authorized -- 13,288
     Shares issued and outstanding -- 12,725 and none
       Liquidation value -- $9,162..........................     9,124           --
  Series B Convertible Preferred Stock and paid-in-capital,
     $0.001 par value
     Shares authorized -- 10,000
     Shares issued and outstanding -- 3,637 and none
       Liquidation value -- $15,494.........................    15,441           --
  Common Stock and paid-in-capital, $0.001 par value
     Shares authorized -- 38,636
     Shares issued and outstanding -- 8,294 and 46,937 (net
      of 134 treasury shares at cost of $229)...............    21,850      864,699
Notes receivable from shareholders..........................    (1,151)      (1,154)
Unearned compensation.......................................   (17,371)    (124,906)
Accumulated deficit, including other comprehensive income...   (12,535)    (121,647)
                                                              --------    ---------
       Total shareholders' equity...........................    15,358      616,992
                                                              --------    ---------
          Total liabilities and shareholders' equity........  $ 20,663    $ 673,805
                                                              ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              1997        1998        1999
                 PERIOD ENDED DECEMBER 31                    -------    --------    ---------
Net revenues...............................................  $    --    $    897    $  16,157
Cost of net revenues.......................................       --      (2,346)     (21,557)
                                                             -------    --------    ---------
Gross profit (loss)........................................       --      (1,449)      (5,400)
                                                             -------    --------    ---------
Operating expenses:
  Sales and marketing......................................      244       1,687       13,811
  Research and development.................................      454       2,098        7,682
  General and administrative...............................      358       3,814       14,051
  Acquisition-related retention bonus......................       --          --        3,587
  Amortization of intangible assets........................       --          --       32,259
  Stock-based expenses.....................................       --       2,400       46,460
                                                             -------    --------    ---------
          Total operating expenses.........................    1,056       9,999      117,850
                                                             -------    --------    ---------
Loss from operations.......................................   (1,056)    (11,448)    (123,250)
Interest and other income, net.............................       --         375        7,061
Interest expense...........................................      (18)       (388)        (752)
                                                             -------    --------    ---------
Net loss...................................................  $(1,074)   $(11,461)   $(116,941)
                                                             =======    ========    =========
Net loss per share -- basic and diluted....................  $ (0.54)   $  (2.94)   $   (3.93)
                                                             =======    ========    =========
Weighted average shares -- basic and diluted...............    1,994       3,899       29,770
                                                             =======    ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

                                                              1997        1998        1999
                 PERIOD ENDED DECEMBER 31                    -------    --------    ---------
Convertible Preferred Stock and paid-in-capital
  Balance, beginning of year...............................  $    --    $     --    $  24,565
  Issuance of Series A Preferred Stock, net................       --       9,124           --
  Issuance of Series B Preferred Stock, net................       --      15,441       12,496
  Conversion of Preferred Stock, net.......................       --          --      (37,061)
                                                             -------    --------    ---------
     Balance, end of year..................................       --      24,565           --
                                                             -------    --------    ---------
Common Stock and paid-in-capital
  Balance, beginning of year...............................       --          53       21,850
  Issuance of Common Stock.................................       53          86      645,828
  Exercise of stock options and warrants...................       --       1,106        1,648
  Issuance of warrants and stock purchase rights...........       --         723           --
  Unearned compensation related to stock options and
     warrants..............................................       --      19,882      158,541
  Conversion of Preferred Stock, net.......................       --          --       37,061
  Purchase of treasury stock...............................       --          --         (229)
                                                             -------    --------    ---------
     Balance, end of year..................................       53      21,850      864,699
                                                             -------    --------    ---------
Notes receivable from shareholders
  Balance, beginning of year...............................       --          --       (1,151)
  Issuance of Common Stock.................................       --         (85)          --
  Exercise of stock options and warrants...................       --      (1,066)         (29)
  Repayment of shareholder notes...........................       --          --           26
                                                             -------    --------    ---------
     Balance, end of year..................................       --      (1,151)      (1,154)
                                                             -------    --------    ---------
Unearned compensation
  Balance, beginning of year...............................       --          --      (17,371)
  Unearned compensation related to stock options and
     warrants..............................................       --     (19,882)    (158,541)
  Amortization of unearned compensation....................       --       2,511       51,006
                                                             -------    --------    ---------
     Balance, end of year..................................       --     (17,371)    (124,906)
                                                             -------    --------    ---------
Accumulated deficit, including other comprehensive income
  Balance, beginning of year...............................       --      (1,074)     (12,535)
                                                             -------    --------    ---------
  Net loss.................................................   (1,074)    (11,461)    (116,941)
  Other comprehensive income:
     Unrealized investment gains...........................       --          --        7,926
     Foreign currency translation adjustments..............       --          --          (97)
                                                             -------    --------    ---------
       Comprehensive loss..................................   (1,074)    (11,461)    (109,112)
                                                             -------    --------    ---------
     Balance, end of year..................................   (1,074)    (12,535)    (121,647)
                                                             -------    --------    ---------
          Total Shareholders' Equity.......................  $(1,021)   $ 15,358    $ 616,992
                                                             =======    ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                              1997        1998        1999
                 PERIOD ENDED DECEMBER 31                    -------    --------    ---------
Operations
  Net loss.................................................  $(1,074)   $(11,461)   $(116,941)
  Provision for doubtful accounts..........................       --          50          573
  Depreciation and amortization............................       26       1,019       40,322
  Common stock issued for services.........................        3          --           --
  Amortization of warrants and stock purchase rights.......       --         473       31,317
  Amortization of unearned compensation....................       --       2,511       19,845
  Accounts receivable......................................       --        (171)      (4,708)
  Other current assets.....................................      (48)        (86)     (25,612)
  Accounts payable.........................................      609         151       25,916
  Accrued expenses.........................................       18          71        5,633
  Deferred revenue.........................................       --         500         (163)
                                                             -------    --------    ---------
     Net cash used in operating activities.................     (466)     (6,943)     (23,818)
                                                             -------    --------    ---------
Investing
  Notes receivable from officers...........................       --        (500)        (169)
  Property and equipment purchases.........................     (409)       (491)     (41,819)
  Purchase of investments..................................       --          --      (10,500)
  Payments for acquisitions, net of cash acquired..........       --          --     (116,359)
  Acquisition advances.....................................       --          --      (15,000)
  Restricted cash..........................................       --        (325)          --
                                                             -------    --------    ---------
     Net cash used in investing activities.................     (409)     (1,316)    (183,847)
                                                             -------    --------    ---------
Financing
  Proceeds from issuance of Preferred Stock, net...........       --      23,445       12,496
  Proceeds from issuance of Common Stock...................       50          41      259,803
  Proceeds from equipment lease line.......................       --         198           --
  Proceeds from convertible promissory notes payable.......      847         500           --
  Repayment of convertible promissory notes payable........       --        (227)          --
  Proceeds from payments of shareholder notes receivable...       --          --           26
  Principal payments on lease obligations..................      (21)       (908)      (3,193)
  Purchase of treasury stock...............................       --          --         (229)
                                                             -------    --------    ---------
     Net cash provided by financing activities.............      876      23,049      268,903
                                                             -------    --------    ---------
Net change in cash and cash equivalents....................        1      14,790       61,238
Effect of exchange rates on cash and cash equivalents......       --          --          (97)
Cash and cash equivalents at beginning of period...........       --           1       14,791
                                                             -------    --------    ---------
Cash and cash equivalents at end of period.................  $     1    $ 14,791    $  75,932
                                                             =======    ========    =========
Supplemental cash flow disclosure:
  Cash paid for interest...................................  $     1    $    244    $     688
  Cash paid for income taxes...............................  $    --    $     --    $      --
Non-cash investing and financing activities:
  Property and equipment leases............................  $   118    $  4,714    $   5,863
  Common Stock issued for notes receivable.................  $    --    $  1,151    $      29
  Conversion of notes payable into Preferred Stock.........  $    --    $  1,120    $      --
  Unrealized gain on investment............................  $    --    $     --    $   7,926
  Common stock and options issued for acquisitions.........  $    --    $     --    $ 387,651

  The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     Critical Path, Inc. was incorporated in California on February 19, 1997. Critical Path, along with its subsidiaries (collectively referred to herein as the "Company") provides complete end-to-end Internet messaging and collaboration solutions to corporations, Internet service providers, telecommunications companies, web hosting companies and web portals.

  Acquisitions

     To date, business combinations have been accounted for under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other purchased intangibles in the accompanying consolidated balance sheet.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Cash equivalents and restricted cash

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds. Restricted cash comprises amounts held on deposit that are required as collateral for Company issued credit cards.

  Investments

     The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. The Company uses the cost method to account for certain non-marketable securities in which it has a minority interest and does not exercise significant influence. The Company periodically reviews these investments for other-than-temporary impairment.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents and restricted cash are deposited with financial institutions that management believes are creditworthy. The Company's accounts receivable are derived from transactions with companies primarily located in the United States. The Company maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

CRITICAL PATH, INC.

     During the year ended December 31, 1998 and 1999, approximately 62% and 30% of revenues, before charges related to amortization of the fair value of warrants issued to customers, were derived from the delivery of Internet messaging services to two customers. During the year ended December 31, 1999, these two customers accounted for approximately 15% and 4% of net revenues before charges related to amortization of warrants.

  Fair value of financial instruments

     The Company's financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and capital lease obligations, are carried at cost, which approximates fair value due to the short maturity of these instruments.

  Property and equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three to five years, or the lease term, if applicable. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and betterments are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred.

  Internally developed software

     During 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. The adoption of this pronouncement did not have a material effect on the Company's financial results.

  Intangible assets

     Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable intangible assets primarily include assembled workforce, customer base, and existing technology. The Company uses modeling techniques on new acquisitions and long-range business plans, revised annually, to assess whether a revision of the existing estimated useful lives of intangible assets is necessary. Intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives ranging from two to eight years.

  Valuation of long-lived assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. An impairment loss is recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Since February 19, 1997 (inception) through December 31, 1999, no impairment losses have been identified.

CRITICAL PATH, INC.

  Revenue recognition

     The Company derives most of its revenue through the sale of electronic messaging services. Billings for such services are based either on contractual rates per active mailbox per month, non-refundable fixed payments or a percentage of customer generated email advertising revenues. Revenues from contracts specifying a contractual rate per active mailbox per month are recognized monthly for each active mailbox covered by the respective contract. Revenues from contracts that provide non-refundable fixed payments are not dependent upon the active number of mailboxes and are therefore recognized ratably over the contract term. Revenues based upon a percentage of customer generated email advertising revenues are recognized when such revenues are earned and reported by the customer.

     Revenues for software licenses for which collection of the resulting receivable is deemed probable are recognized upon delivery of the product provided there is persuasive evidence of an arrangement, the fee is fixed and determinable, and the agreement does not require significant customization of the software. Revenues from software maintenance are recognized ratably over the maintenance term. Revenues from the Company's enhanced facsimile, long distance and other services are recognized as the services are performed. Amounts billed or received in advance of service delivery are recorded as deferred revenue.

  Research and development

     Research and development costs include expenses incurred by the Company to develop and enhance its messaging service offerings and to develop new electronic messaging services. Research and development costs, including in-process research and development costs, are expensed as incurred.

  Advertising expense

     Advertising costs are expensed as incurred and totaled $0, $135,000 and $414,000 during the period from February 19, 1997 (Inception) through December 31, 1997 and the years ended December 31, 1998 and 1999, respectively.

  Stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

  Income taxes

     Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

CRITICAL PATH, INC.

  Net loss per share

     Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share" and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase and in escrow relative to acquisition. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares comprise restricted Common Stock, shares held in escrow, and incremental Common and Preferred shares issuable upon the exercise of stock options and warrants and upon conversion of Series A and Series B Convertible Preferred Stock.

  Comprehensive income

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources.

  Foreign currency translation

     Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income, a component of shareholders' equity. Gains and losses on foreign currency transactions are included in "Interest and other expense, net."

  Segment and geographic information

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not have separately reportable operating segments. The Company operates in one principal business segment across domestic and international markets. Substantially all of the Company's operating results and identifiable assets are in the United States.

  Reclassifications

     Certain amounts previously reported have been reclassified to conform to the current period presentation.

  Recent accounting pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB No. 101 will not have a material effect on the financial position or results of operations of the Company.

CRITICAL PATH, INC.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133". SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. Critical Path does not currently use derivative instruments.

NOTE 2 -- ACQUISITIONS

  Fabrik Communications

     On May 26, 1999, the Company acquired substantially all the operating assets of the Connect Service business of Fabrik Communications ("Fabrik"). The acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Fabrik's Connect Service have been included in the Company's consolidated financial statements since the acquisition date. The purchase price has been allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the date of acquisition. The total purchase price was approximately $20.1 million, consisting of $12.0 million cash, Common Stock (109,091 shares) valued at $8.0 million, and other acquisition-related expenses of approximately $100,000. Of the total purchase price, approximately $500,000 was allocated to property and equipment, and the remainder was allocated to intangible assets, including customer list ($2.1 million), assembled workforce ($400,000) and goodwill ($17.1 million). The acquired intangible assets will be amortized over their estimated useful lives of two to three years. Goodwill will be amortized using the straight-line method over three years, resulting in a quarterly charge of approximately $1.4 million during the amortization period.

     The following entries were recorded in connection with the acquisition of the Connect Service business of Fabrik Communications:

                                                              (IN THOUSANDS)
                                                              --------------
Fair value of assets acquired...............................     $20,100
Liabilities assumed.........................................          --
Fair value of Common Stock issued...........................      (8,000)
                                                                 -------
Cash paid, including acquisition costs......................      12,100
Less: cash acquired.........................................          --
                                                                 -------
Net cash paid...............................................     $12,100
                                                                 =======

  dotOne Corporation

     On July 21, 1999, the Company acquired dotOne Corporation ("dotOne"), a leading corporate email messaging service provider. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of dotOne have been included in the Company's consolidated financial statements since the acquisition date. The purchase price has been allocated to the tangible net liabilities and intangible net assets acquired on the basis of their respective fair values on the date of acquisition. The total purchase price was approximately $57.0 million, consisting of $17.5 million cash, Common Stock (640,623 shares) valued at $35.0 million, assumed stock options with an estimated fair market value of $3.2 million, and other acquisition-related expenses of approximately $1.3 million. Of the total purchase price, approximately $1.7 million was allocated to net tangible liabilities, and the remainder was allocated to intangible assets, including customer list ($4.6 million), assembled workforce ($1.5 million), existing technology ($600,000), and goodwill ($52.0 million). The acquired intangible assets will be

CRITICAL PATH, INC.

amortized over their estimated useful lives of three to five years. Goodwill will be amortized using the straight-line method over three years, resulting in a quarterly charge of $4.3 million during the amortization period.

     The following entries were recorded in connection with the dotOne acquisition:

                                                              (IN THOUSANDS)
Fair value of assets acquired...............................     $ 60,484
Liabilities assumed.........................................       (3,497)
Fair value of Common Stock and options issued...............      (38,200)
                                                                 --------
Cash paid, including acquisition costs......................       18,787
Less: cash acquired.........................................          419
                                                                 --------
Net cash paid...............................................     $ 18,368
                                                                 ========

  Amplitude Software Corporation

     On August 31, 1999, the Company acquired Amplitude Software Corporation ("Amplitude"), a leading provider of Internet calendaring and resource scheduling solutions. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Amplitude have been included in the Company's consolidated financial statements since the acquisition date. The purchase price has been allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the date of acquisition. The total purchase price was $214.4 million, consisting of $45.0 million cash, Common Stock (4,107,250 shares) valued at $141.3 million, assumed stock options with an estimated fair market value of $22.0 million, and other acquisition-related expenses of approximately $6.1 million. Of the total purchase price, approximately $4.4 million was allocated to net tangible assets, and the remainder was allocated to intangible assets, including customer list ($600,000), assembled workforce ($3.8 million), existing technology ($4.1 million), and goodwill ($201.5 million). The acquired intangible assets will be amortized over their estimated useful lives of two to four years. Goodwill will be amortized using the straight-line method over four years, resulting in a quarterly charge of approximately $12.6 million during the amortization period.

     The following entries were recorded in connection with the Amplitude acquisition:

                                                              (IN THOUSANDS)
Fair value of assets acquired...............................    $ 217,916
Liabilities assumed.........................................       (3,536)
Fair value of Common Stock and options issued...............     (163,289)
                                                                ---------
Cash paid, including acquisition costs......................       51,091
Less: cash acquired.........................................        3,337
                                                                ---------
Net cash paid...............................................    $  47,754
                                                                =========

  Xeti, Inc.

     On November 24, 1999, the Company acquired Xeti, Inc. ("Xeti"), a leading developer of standards-based public key infrastructure solutions. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $20.5 million consisted of $2.0 million in cash, Common Stock (274,048 shares) valued at $18.5 million, assumed stock options of $3.1 million, and other acquisition costs of approximately $200,000. Of the total purchase price, approximately $200,000 was allocated to net tangible assets and the remainder was allocated to intangible assets, including assembled work force ($360,000), existing technology ($540,000) and goodwill ($22.7 million). The inquired intangible assets, excluding goodwill, are being amortized over their estimated

CRITICAL PATH, INC.

useful lives of two to three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $1.7 million during the amortization period. At December 31, 1999, cumulative amortization of intangible asset totaled $574,400.

     The following entries were recorded in connection with the Xeti acquisition:

                                                              (IN THOUSANDS)
                                                              --------------
Fair value of assets acquired...............................     $23,868
Liabilities assumed.........................................          81
Fair value of Common Stock and options issued...............      21,600
                                                                 -------
Cash paid, including acquisition costs......................       2,187
Less: cash acquired.........................................         235
                                                                 -------
Net cash paid...............................................     $ 1,952
                                                                 =======

  FaxNet Corporation

     On December 6, 1999, the Company acquired FaxNet Corporation, ("FaxNet"), a leading outsource supplier of carrier-class enhanced fax and integrated messaging solutions. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the acquired existing technology, an income approach for the customer base and replacement cost approach for the value of the assembled workforce.

     The total purchase price of approximately $199.3 million consisted of $20.0 million of cash, $152.4 million of the Company's Common Stock (2,845,282 shares), assumed stock options with a fair value of $7.3 million, assumed subordinated notes of $4.2 million and other liabilities of $7.5 million, and other acquisition related expenses of approximately $7.9 million, consisting of financial advisor and other professional fees. Of the total purchase price, approximately $1.6 million was allocated to net tangible assets, and the remainder was allocated to intangible assets, including existing technology ($6.1 million), customer base ($5.5 million), assembled workforce ($900,000) and goodwill ($185.2 million). The acquired intangible assets, excluding goodwill, are amortized over their estimated useful lives of three to eight years. Goodwill is amortized over its estimated useful life of eight years.

     The following entries were recorded in connection with the FaxNet acquisition:

                                                              (IN THOUSANDS)
                                                              --------------
Fair value of assets acquired...............................     $209,735
Liabilities assumed.........................................       10,348
Fair value of common stock and options issued...............      159,662
                                                                 --------
Cash paid, including acquisition costs......................       39,725
Less: cash acquired.........................................        3,515
                                                                 --------
Net cash paid...............................................     $ 36,210
                                                                 ========

CRITICAL PATH, INC.

  Pro Forma Results (Unaudited)

     The following unaudited pro forma summary presents the Company's consolidated results of operations for the year ended December 31, 1998 and 1999 as if the acquisitions had been consummated at the beginning of each period. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets, the reduction of interest income for lower cash balances as a result of the elimination of the Fabrik cash balance which was not acquired by the Company.

                                                                1998         1999
                   Year Ended December 31                     ---------    ---------
(in thousands, except per share amounts)
Net revenues................................................  $  30,796    $  41,329
Net loss....................................................   (142,446)    (222,387)
Net loss per share:.........................................
  Basic and diluted.........................................      (6.64)       (6.01)

     The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

  ISOCOR Corporation

     On January 19, 2000, the Company acquired ISOCOR Corporation, ("ISOCOR"), a leading supplier of Internet messaging, directory and directory software solutions. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon a valuation using a combination of methods, including an income approach for the acquired existing and in-process technologies, an income approach for the customer base and replacement cost approach for the value of the assembled workforce.

     The total purchase price of approximately $274.0 million consisted of $225.7 million of the Company's Common Stock (5,029,964 shares), assumed stock options with a fair value of $37.2 million, and other acquisition related expenses of approximately $11.1 million, consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $19.2 million was allocated to net tangible assets, and the remainder was allocated to intangible assets, including in-process technology ($200,000), existing technology ($18.3 million), customer base ($9.8 million), assembled workforce ($3.4 million) and goodwill ($223.1 million). The acquired in-process technology was expensed in the period the transaction was consummated. The other acquired intangible assets, excluding goodwill, were amortized over their estimated useful lives of three years. Goodwill is amortized over its estimated useful life of three years.

  The docSpace Company

     In March of 2000, the Company acquired all outstanding stock of The docSpace Company, a leading provider of Web-based services for secure file delivery, storage and collaboration. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon a preliminary valuation using a combination of methods, including a cost approach for the acquired existing technology, and replacement cost approach for the value of the assembled workforce.

     The total purchase price of $300.4 million consisted of $30.0 million cash, Common Stock (3,805,826 shares) valued at $234.0 million, the assumption of warrants valued at $26.4 million and other acquisition costs of approximately $10.0 million. Of the total purchase price, approximately $5.4 million has been allocated to net tangible liabilities and the remainder has been allocated to intangible assets, including

CRITICAL PATH, INC.

assembled workforce ($500,000), existing technology ($21.5 million), and goodwill ($283.8 million). The acquired intangible assets, excluding goodwill, will be amortized over their estimated useful lives of three years. Goodwill will be amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $23.9 million during the amortization period.

RemarQ Communities, Inc.

     On January 28, 2000, the Company signed a definitive agreement to acquire RemarQ Communities Inc., ("RemarQ"), a provider of Internet collaboration services for corporations, Web portals and Internet service providers. The acquisition, which is subject to the approval of RemarQ's stockholders and is expected to close on or before March 31, 2000, will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.

     The total estimated purchase price of approximately $267.5 million will consist of approximately $267.0 million of the Company's Common Stock including assumed stock options based upon the number of shares to be determined at closing (estimated to be 3,982,930 shares including assumed stock options based upon the terms of the merger agreement and assuming no dissenting shares), and an average of the closing market price of the Company's Common Stock over a period of two days prior and two days after the proposed transaction was announced ($67.0375), and other estimated acquisition related expenses of approximately $500,000, consisting primarily of payments for legal and other professional fees. Of the total estimated purchase price, approximately $8.7 million will be allocated to net tangible assets, and the remainder will be allocated to intangible assets, including existing technology ($4.3 million), assembled workforce ($3.2 million), customer base ($5.6 million), and goodwill totaling ($258.8 million). The acquired intangible assets, excluding goodwill, will be amortized over their estimated useful lives of one to three years. Goodwill will be amortized over its estimated useful life of three years.

NOTE 3 -- ACQUISITION-RELATED RETENTION BONUS

     In connection with its acquisitions of dotOne, Amplitude, Xeti and FaxNet, the Company established a retention bonus program in the aggregate amount of $14 million to provide incentive for former dotOne, Amplitude, Xeti and FaxNet employees to continue their employment with Critical Path. Payment of bonuses to the listed employees will occur one year following the date of acquisition, unless the listed employees voluntarily terminate their employment with the Company prior to the respective acquisition's one-year anniversary. The aggregate amount of the eligible bonuses is adjusted downward at each point that a former dotOne, Amplitude, and FaxNet employee chooses to terminate his or her employment with the Company. The amount of any such downward adjustment corresponds to the amount that the terminating employee would have received had he or she elected to continue employment with the Company. A ratable share of the adjusted eligible bonus amount will be accrued and charged to compensation expense over the respective 12 months commencing on the date the bonuses are granted. As of December 31, 1999, the aggregate, adjusted eligible bonus amount was $10.6 million, and the ratable charge to compensation expense was $4.1 million. Based on the functions of the employees scheduled to receive acquisition bonuses, $520,000 of the compensation charge was allocated to cost of net revenues and the remaining $3.6 million was allocated to operating expenses.

CRITICAL PATH, INC.

NOTE 4 -- ACCOUNTS RECEIVABLE

              YEAR ENDED DECEMBER 31                 1998     1999
              ----------------------                 ----    -------
                                                     (IN THOUSANDS)
Accounts receivable................................  $171    $10,770
Allowance for doubtful accounts....................   (50)      (623)
                                                     ----    -------
          Accounts receivable, net.................  $121    $10,147
                                                     ====    =======

     Bad debt expense was $0, $50, and $446 in 1997, 1998, and 1999, respectively.

NOTE 5 -- OTHER CURRENT ASSETS

                    DECEMBER 31                      1998     1999
                    -----------                      ----    -------
                                                     (IN THOUSANDS)
Deferred acquisition costs.........................  $ --    $21,000
Notes receivable...................................    --     15,572
Other current assets...............................   138      4,228
                                                     ----    -------
          Other current assets.....................  $138    $40,800
                                                     ====    =======

  Deferred acquisition costs

     In connection with the Company's agreements to acquire docSpace and ISOCOR (see Note 2 -- "Acquisitions"), the Company has accrued for certain acquisition-related costs in the amount of $10 million and $11 million, respectively. Upon consummation of these acquisitions, the related amounts were recognized as part of the relative purchase price.

  Notes receivable

     In July 1999, the Company advanced $10 million to a privately-held company pursuant to a promissory note. The note bears interest at the prime rate of interest as stipulated in the Wall Street Journal. The amount was advanced in connection with the Company's evaluation of the obligor for potential acquisition. Under the terms of the note, all principal and accrued interest is repayable within 90 days of written demand by the holder. Upon the decision by Critical Path not to proceed with an acquisition of the obligor, Critical Path presented a demand notice for repayment on August 18, 1999. All amounts owed to Critical Path pursuant to this note were due to be paid not later than November 16, 1999, however, Critical Path granted an extension to the obligor. All principal and interest was subsequently paid in January 2000.

     In August 1999, the Company advanced $5 million to docSpace pursuant to a promissory note. The note bears interest at the prime rate of interest of 8.0% per annum and matures on August 2, 2000. The amount was advanced in connection with the Company's evaluation of docSpace for potential acquisition. Under the terms of the note, any portion of the principal and/or interest outstanding on the note may be converted into Common Stock at the election of docSpace. On March 8, 2000, the Company consummated its acquisition of docSpace.

CRITICAL PATH, INC.

NOTE 6 -- INVESTMENTS

                                                                       NET        ESTIMATED
                                                          COST      UNREALIZED      FAIR
                   DECEMBER 31, 1999                      BASIS       GAINS         VALUE
                   -----------------                      -----     ----------    ---------
                                                                   (IN THOUSANDS)
Marketable securities..................................  $ 3,000      $7,926       $10,926
Non-marketable securities, at cost.....................    7,500          --         7,500
                                                         -------      ------       -------
  Investments..........................................  $10,500      $7,926       $18,426
                                                         =======      ======       =======

     The Company's investments consist of equity investments in strategic corporate partners. The Company's investment in Starmedia is a marketable security and is stated at fair value, which is based on quoted market rates. Adjustments to the fair value of this investment are recorded as a component of other comprehensive income. The Company's other investments are recorded at historical cost. Although the market value of these investments are not readily determinable, management believes the fair value of these investments exceed their carrying value. No long-term investments were held as of December 31, 1998.

NOTE 7 -- PROPERTY AND EQUIPMENT

                        DECEMBER 31                            1998      1999
                        -----------                           ------    -------
                                                               (IN THOUSANDS)
Computer equipment and software.............................  $5,247    $64,312
  Furniture and fixtures....................................      74      1,694
  Leasehold improvements....................................     411      1,499
                                                              ------    -------
                                                               5,732     67,505
     Less: Accumulated depreciation and amortization........  (1,045)   (14,988)
                                                              ------    -------
                                                              $4,687    $52,517
                                                              ======    =======

     Property and equipment includes $4.8 million and $18.6 million of assets under capital leases at December 31, 1998 and 1999, respectively. Accumulated depreciation of assets under capital leases totaled $765,000 and $7.0 million at December 31, 1998 and 1999, respectively.

     Depreciation expense of assets totaled $26,000, $1,019,000 and $8,063,000 for the periods ended December 31, 1997, 1998, and 1999, respectively.

     The company expensed software development costs during the periods ended December 31, 1997, 1998, and 1999, respectively. To date, no amounts associated with internally developed software have been capitalized.

NOTE 8 -- INTANGIBLE ASSETS

                        DECEMBER 31                                1999
                        -----------                           --------------
                                                              (IN THOUSANDS)
Goodwill....................................................     $475,368
Customer list...............................................       12,800
Assembled workforce.........................................        6,960
Existing technology.........................................        9,940
Patent license..............................................        1,488
                                                                 --------
                                                                  506,556
Less: accumulated amortization..............................      (32,259)
                                                                 --------
Intangible assets, net......................................     $474,297
                                                                 ========

CRITICAL PATH, INC.

     Related amortization expense was $32.6 million in 1999. There were no intangible assets during 1997 and 1998.

NOTE 9 -- RELATED PARTY TRANSACTIONS

  Notes receivable from shareholders

     At December 31, 1998, the Company had notes receivable from shareholders and officers of the Company related to purchases of Common Stock totaling $85,000 and $1,066,000 which accrue interest at 5.69% and 4.51% per annum, respectively. At December 31, 1999, the Company had notes receivable from shareholders, who are officers of the Company, related to purchases of Common Stock totaling $1,066,000 and $30,000 respectively, and which accrue interest at 4.51% per annum. The notes are full recourse and secured by the Common Stock. The notes are due and payable in February 2003 or, for the $1,066,000 note, 90 days following termination of the officer.

  Notes receivable from officers

     At December 31, 1998 and 1999, the Company held notes receivable from officers totaling $500,000 and $669,000, respectively. The notes accrue interest at the rate of 4.51% and between 4.51% and 4.64% per annum, respectively, and are secured by all shares of the Company's Common Stock held by these individuals, and are due and payable in November 2003 and between November 2003 and February 2004, respectively, or 30 days following termination of the officer.

  Revenues

     In April 1998, the Company entered into an email services agreement with a significant customer, who was also a holder of the Company's Series B Preferred Stock and is still a holder of the Company's Common Stock. Net revenues from this shareholder approximated $605,000 and $2.4 million for the years ended December 31, 1998 and 1999, respectively.

     The following is a summary of revenues and receivables associated with related parties:

                                                 REVENUES        RECEIVABLES
                                              --------------    --------------
           YEAR ENDED DECEMBER 31             1998     1999     1998     1999
           ----------------------             ----    ------    ----    ------
                                                       (IN THOUSANDS)
E*TRADE.....................................  $605    $2,423    $--     $1,055
AOL.........................................    29       460     29        426
US West.....................................    --       287     --        267
                                              ----    ------    ---     ------
                                              $634    $3,170    $29     $1,748
                                              ====    ======    ===     ======

NOTE 10 -- BORROWINGS

  Convertible promissory notes

     At December 31, 1997, the Company had obligations totaling $420,000 under 7% convertible promissory notes payable to individual investors. In April 1998, the principal amount of the notes was converted into 582,040 shares of Series A Convertible Preferred Stock at $0.72 per share. In January and February 1998, the Company issued an additional $430,000 of 7% convertible promissory notes to individual investors. In April 1998, the principal amount of the notes was converted into 595,897 shares of Series A Convertible Preferred Stock at $0.72 per share.

CRITICAL PATH, INC.

  Convertible promissory notes-related parties

     At December 31, 1997, the Company had obligations totaling $427,000 under 7% - 10% convertible promissory notes payable to the Company's founder and an individual associated with the founder. In April 1998, $200,000 of the principal amount of the notes was converted into 277,162 shares of Series A Convertible Preferred Stock at $0.72 per share and the remaining balance of $227,000 was repaid in cash.

     In January and February 1998, the Company issued an additional $70,000 of 7% convertible promissory notes to a member of the Board of Directors and an individual associated with the Company's founder. In April 1998, the principal amount of the notes was converted into 97,006 shares of Series A Convertible Preferred Stock at $0.72 per share. See Note 9 -- "Related Parties".

NOTE 11 -- INCOME TAXES

     The Company did not provide any current or deferred federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred net tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability

     At December 31, 1999, the Company had approximately $94.9 million of federal and state net operating loss carryforwards available to offset future taxable income. Federal and state net operating loss carryforwards expire in varying amounts through 2019 and 2005, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. These carryforwards will begin to expire at various times starting in 2012 and 2005 for federal and state tax purposes, respectively. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions of approximately $8.9 million, the resulting benefits will be credited to shareholders' equity.

     At December 31, 1999, the Company also had research and development credit carryforwards of approximately $1.2 million and $717,000 for federal and state purposes, respectively. The research and development credit carryforwards expire through 2019 for federal purposes, and do not expire for state purposes.

CRITICAL PATH, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                        DECEMBER 31                            1998      1999
                        -----------                           ------    -------
                                                               (IN THOUSANDS)
Deferred tax assets
  Net operating loss carryforwards..........................  $3,763    $37,791
  Research and development credits..........................     238      1,630
  Fixed assets..............................................      --      2,295
  Accrued liabilities.......................................      --      1,946
  Other.....................................................      --         77
                                                              ------    -------
Total deferred tax assets...................................   4,001     43,739

Deferred tax liabilities
  Intangible assets.........................................      --     18,379
                                                              ------    -------
Total deferred tax liabilities..............................      --     18,379
                                                              ------    -------
Valuation allowance for net deferred tax assets.............   4,001     25,360
                                                              ------    -------
Net deferred tax assets.....................................  $   --    $    --
                                                              ======    =======

     The difference between the Company's effective income tax rate and the federal statutory rate is as follows:

                   YEAR ENDED DECEMBER 31                      1998      1999
                   ----------------------                     ------    ------
Statutory tax benefit.......................................  (34.00)%  (34.00)%
State taxes, net of federal benefit.........................   (5.83)    (5.83)
Stock-based expenses........................................      --     12.71
Goodwill amortization.......................................      --      8.97
Research and development credits............................   (2.57)    (0.79)
Change in valuation allowance...............................   42.19     18.90
Other.......................................................    0.21      0.04
                                                              ------    ------
Provision for income taxes..................................    0.00%     0.00%
                                                              ======    ======

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2004. Rent expense for the period from February 19, 1997 (inception) to December 31, 1997 and for the years ended December 31, 1998 and 1999, totaled $33,000, $220,000 and $1,253,000, respectively.

     Certain lease agreements contain covenants, which, among other restrictions, prohibit the Company with respect to changes in business without prior written consent of the bank. The Company's acquisition of Amplitude (see
Note 2 -- "Acquisitions") triggered a change in business covenant violation of the Amplitude's lease facility agreement acquired by the Company. The Company has obtained a waiver from the bank for its violation and has amended the underlying agreement so as to prevent future violations.

CRITICAL PATH, INC.

     Future minimum lease payments under noncancelable operating and capital leases are as follows:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
                                                                 (IN THOUSANDS)
YEAR ENDING DECEMBER 31
  2000......................................................  $ 6,971     $ 3,327
  2001......................................................    5,441       3,879
  2002......................................................    1,720       3,138
  2003......................................................       16       2,354
  2004 and thereafter.......................................       --      12,553
                                                              -------     -------
  Total minimum lease payments..............................   14,148     $25,251
                                                                          =======
  Less: Amount representing interest........................   (1,814)
  Unamortized discount......................................      (80)
                                                              -------
  Present value of capital lease obligations................   12,254
  Less: Current portion.....................................   (6,585)
                                                              -------
  Long-term portion of capital lease obligations............  $ 5,669
                                                              =======

  Equipment lease lines

     In April 1998, the Company entered into a financing agreement that provides for the acquisition of equipment up to $1,000,000. Amounts available under this agreement are limited to specific acquisitions through March 2001 and are collateralized by the related equipment. Such amounts are payable over a three-year period in monthly installments of principal and interest, with interest accruing at a rate of 6.3% per annum.

     In April 1998, the Company entered into another financing agreement that provides for the acquisition of equipment up to $2,000,000. Amounts available under this agreement are limited to specific acquisitions between May 1, 1998 and April 30, 1999. Such amounts are payable over a three-year period in monthly installments of principal and interest, with interest accruing at the rate of 7.0% per annum. As part of this agreement, the Company issued warrants to purchase 97,006 shares of Series A Preferred Stock at a purchase price of $0.72 per share. The Company estimated the fair value of these warrants at date of issuance was approximately $53,000 that is being amortized as interest expense over the term of the lease obligation.

     In May 1998, the Company entered into a financing agreement that provides for the acquisition of equipment up to $3,500,000 and software and tenant improvements up to $1,500,000. Amounts available under this agreement were limited to specific acquisitions between March 1, 1998 and May 1, 1999. Such amounts are payable over a three-year period in monthly installments of principal and interest, with interest accruing at the rate of 7.0% per annum. As part of this agreement, the Company issued warrants to purchase 242,516 shares of Series A Preferred Stock at a purchase price of $0.72 per share. The Company estimated the fair value associated with these warrants at date of issuance was approximately $133,000 which is being amortized as interest expense over the term of the lease obligation.

  Service Level Agreements

     Net revenues are derived from contractual relationships that typically have one to three year terms. Certain agreements require minimum performance standards regarding the availability and response time of email services. If these standards are not met, such contracts are subject to termination and the Company could be subject to monetary penalties.

CRITICAL PATH, INC.

  Contingencies

     The Company recently acquired The docSpace Company, which is involved in a patent infringement action with Tumbleweed Communications Corp. The lawsuit relates to a Tumbleweed patent that describes an apparatus for delivering documents via the Internet. docSpace has denied the allegations of infringement, and has counterclaimed for violations of the antitrust laws and related state law claims. This case is in the preliminary phase and the Company is not currently able to assess the impact, if any, on its financial position or results of operations.

     The Company is party to various legal proceedings in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position, results of operations, or operating cash flow.

NOTE 13 -- SHAREHOLDERS' EQUITY

     Changes in equity security shares outstanding were:

                                                           1997      1998      1999
                                                           -----    ------    -------
                PERIOD ENDED DECEMBER 31                         (IN THOUSANDS)
Convertible Preferred Stock..............................
  Shares outstanding, beginning of year..................     --        --     16,362
  Issuance of Series A...................................     --    12,725         --
  Issuance of Series B...................................     --     3,637      3,550
  Conversion of Preferred Stock..........................     --        --    (19,912)
                                                           -----    ------    -------
     Shares outstanding, end of year.....................     --    16,362         --
                                                           -----    ------    -------
Common Stock Shares outstanding, beginning of year.......     --     2,394      8,294
  Issuance of Common Stock...............................  2,394     3,975     17,285
  Exercise of stock options and warrants.................     --     1,925      1,580
  Conversion of Preferred Stock..........................     --        --     19,912
  Purchase of Treasury Stock.............................     --        --       (134)
                                                           -----    ------    -------
     Shares outstanding, end of year.....................  2,394     8,294     46,937
                                                           =====    ======    =======

  Incorporation and Authorized Capital

     The Company's Articles of Incorporation authorize the Company to issue 38,636,363 shares of Common Stock at $0.001 par value, and 13,288,519 and 10,000,000 shares of Series A and Series B Convertible Preferred Stock (together, "Preferred Stock"), respectively, at $0.001 par value. The holders of Preferred Stock have various voting and dividend rights as well as preferences in the event of liquidation.

  Preferred Stock

     On April 1, 1998, the Company completed its Series A Convertible Preferred Stock ("Series A") financing through the issuance of 12,707,851 shares at a price per share of $0.72 for net cash proceeds of $7,991,000, and the conversion of convertible promissory notes payable totaling $1,120,000. The Company issued an additional 18,013 shares of Series A Preferred Stock to the convertible promissory note holders upon the exercise of their warrants for proceeds of $13,000.

     In September 1998, the Company issued 3,636,739 shares of its Series B Convertible Preferred Stock ("Series B") at $4.26 per share for net proceeds of approximately $15,441,000. In connection with this financing, the Company issued warrants to purchase 70,290 shares of Series B at $4.26 per share to the placement agent.

CRITICAL PATH, INC.

     In January 1999, the Company completed the second round of the Series B financing through the issuance of 2,772,708 shares at $4.26 per share for net proceeds of approximately $10,749,000. In connection with this financing, the Company issued warrants to purchase 51,364 shares of Series B at $4.26 per share to the placement agent.

     Prior to the closing of the Company's initial public offering, the Series B placement agent sold back to the Company at $4.26 per share an aggregate of 53,293 shares held by the placement agent or its affiliates.

     As of the closing of the Company's initial public offering, all of the Preferred Stock outstanding was converted into an aggregate of 19,912,000 shares of Common Stock at conversion ratio of 1:1.

  Common Stock

     In January 1999, the Company sold 1,090,909 shares of Common Stock at a price of $2.20 per share to a customer that also agreed to provide marketing related services. In connection with the transactions, the Company recognized a charge totaling $2,247,000 that will be attributed to sales and marketing expense over the one-year term of the agreement.

     On March 29, 1999, the Company completed its initial public offering (referred to herein as the "Offering") of 5,175,000 shares of Common Stock (including the exercise of the underwriters over allotment option) and realized net proceeds of $114.1 million.

     On June 2, 1999, the Company completed its secondary public offering of 3,000,000 shares of Common Stock and realized net proceeds of $140.7 million.

  Warrants

     In May 1998, the Company issued a warrant to purchase up to $250,000 of Preferred Stock in the Company's next financing round to a customer as part of an email services agreement. The warrant was exercisable until December 31, 2001 and the exercise price per share was equal to the price per share at which the Company sold the Preferred Stock. In September 1998, the warrant was exercised in connection with the Series B financing at a per share price of $4.26. The Company has estimated the fair value of the warrants approximated $143,000, which will be recognized as a sales discount over the term of the services agreement. Approximately $95,000 and $48,000 was recognized in 1998 and 1999, respectively.

     In connection with various financing agreements described in Note 10, the Company issued warrants to purchase 339,522 shares of Series A at $0.72 per share. The warrants are exercisable for seven years from May 1, 1998, or five years from the effective date of the Company's initial public offering, whichever is shorter. The total amount of related warrants were exercised in September and October of 1999.

     In connection with the issuance of certain convertible promissory notes described in Note 10, the Company issued warrants to purchase 113,636 shares of Common Stock at $0.02 per share and 241,123 shares of Series A at $0.72 per share. These warrants are exercisable for one and three years, respectively. The warrants to purchase Common Stock were exercised in September 1998. At December 31, 1998, warrants to purchase 18,013 shares of Series A had been exercised. The Company estimated the fair value of the warrants issued at approximately $119,000 that was being amortized as interest expense during 1998 through March of 1999 at which time the remaining warrants to purchase 223,110 share of Series A were exercised.

     In connection with the Series B financings, the Company issued warrants to purchase 121,654 shares of Series B at $4.26 per share to the placement agent. The total amount of warrants was exercised in March 1999.

     In January 1999, the Company entered into an agreement with ICQ, Inc., a subsidiary of America Online, Inc., pursuant to which the Company provides email hosting services that are integrated with ICQ's

CRITICAL PATH, INC.

instant messaging service provided to ICQ's customers. As part of the agreement, ICQ agreed to provide sub-branded advertising for the Company in exchange for a warrant to purchase 2,442,766 shares of Series B, issuable upon attainment of each of five milestones. The following table summarizes the shares underlying each milestone and the related exercise price:

                                                              SHARES
                                                            UNDERLYING   EXERCISE
                                                             WARRANT      PRICE
                                                            ----------   --------
Milestone 1...............................................    814,254     $4.26
Milestone 2...............................................    407,128      5.50
Milestone 3...............................................    407,128      6.60
Milestone 4...............................................    407,128      8.80
Milestone 5...............................................    407,128     11.00
                                                            ---------
          Totals..........................................  2,442,766
                                                            =========

     In the quarter ended June 30, 1999, the Company amended the vesting terms of the agreement with ICQ. The revised vesting terms did not impact the shares underlying the first milestone, which vested immediately upon the execution of the agreement. The shares underlying each of the remaining milestones vest on the date in a quarter in which ICQ completes a minimum registration of 100,000 sub-branded ICQ mailboxes, compared to 250,000 sub-branded ICQ mailboxes as provided in the terms of the original agreement. The amended agreement also provides that only one milestone may be achieved on a quarterly basis. The Company believes it is probable that all milestones will be achieved.

     Using the Black-Scholes option-pricing model and assuming a term of seven years and expected volatility of 90%, the initial fair value of the warrant on the effective date of the agreement approximated $16.5 million, which is being amortized to advertising expense using the straight-line method over four years. The shares underlying the second through fifth milestones are remeasured at each subsequent reporting date until each sub-branded ICQ mailbox registration threshold is achieved and the related warrant shares vest, at which time the fair value attributable to that tranche of the warrant is fixed. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not.

     As of December 31, 1999, three of the five milestones had been attained. Aggregate charges to stock-based expenses of $9.2 million were recorded during 1999 related to these warrants. The remaining shares underlying the fourth and fifth milestones were remeasured using the December 31, 1999 closing price of $94.38 resulting in a revised fair value of the warrant of $109.7 million. The Company expects that future changes in the trading price of the Company's Common Stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based charges.

  Qwest Communications Corporation

     In October 1999, the Company entered into an agreement with Qwest Communications Corporation, a telecommunications company, pursuant to which the Company will provide email hosting services to Qwest's customers. As part of the agreement, Qwest agreed to provide sub-branded advertising for Critical Path in exchange for a warrant to purchase up to a maximum of 3,534,540 shares of Common Stock upon attainment of each of six milestones. The Company believes that this agreement could have a significant current and

CRITICAL PATH, INC.

potential future impact on the Company's results of operations. The following table summarizes the shares underlying each milestone and the related exercise price:

                                       REGISTERED NO.      SHARES
                                       OF SUB-BRANDED    UNDERLYING    EXERCISE
                                        EMAIL BOXES       WARRANTS      PRICE
                                       --------------    ----------    --------
Milestone 1..........................  Upon Execution      589,090     $41.581
Milestone 2..........................         400,000      589,090      44.581
Milestone 3..........................         300,000      589,090      47.581
Milestone 4..........................       1,200,000      589,090      50.581
Milestone 5..........................       1,600,000      589,090      53.581
Milestone 6..........................       2,000,000      589,090      56.581
                                                         ---------
          Totals.....................       6,000,000    3,534,540
                                                         =========

     The shares underlying those milestones for which achievement is considered probable are remeasured at each subsequent reporting date, beginning at December 31, 1999, until each sub-branded Qwest mailbox registration threshold is achieved and the related warrant shares vest, at which time the fair value attributable to that tranche of the warrant is fixed. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not.

     Using the Black-Scholes option-pricing model and assuming a term of 5 years and expected volatility of 90%, the initial fair value of the warrants associated with the first milestone approximated $22.2 million, which is being amortized to advertising expense using the straight-line method over 3 years. The Company expects that future changes in the trading price of the Company's Common Stock at the end of each quarter, and at the time certain milestones are considered probable and achieved, may cause additional substantial changes in the ultimate amount of the related stock-based charges.

  Worldsport Network Ltd.

     In December 1999, the Company entered into an agreement with Worldsport Network Ltd., the sole and exclusive provider of Internet solutions for the General Association of International Sports Federations ("GAISF") and a majority of the international federations it recognizes. Worldsport will offer Critical Path's advanced Web-based email and calendaring services to the entire GAISF network and its members. As part of the agreement, Worldsport agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase up to a 1.25% equity interest in the Company on a fully diluted basis upon attainment of each of five milestones based on the number of email boxes Worldsport registers and provides sub-branding. The warrants are exercisable for five years after becoming vested. Any warrants not vested within five years of the date of the agreement will be cancelled. The Company believes that this agreement could have a

CRITICAL PATH, INC.

significant current and potential future impact on the Company's results of operations. The following table summarizes the vesting milestones and related exercise prices:

                                     REGISTERED NO.
                                     OF SUB-BRANDED
                                       EMAIL BOXES                EXERCISE PRICE
                                    -----------------             --------------
Milestone 1.......................      2 million       Average of the Company's closing
                                                        price for 15 days prior to
                                                        reaching the milestone 1
                                                        (Initial Exercise Price).
Milestone 2.......................      4 million       Initial Exercise Price plus $5.00
Milestone 3.......................      8 million       Initial Exercise Price plus $10.00
Milestone 4.......................     12 million       Initial Exercise Price plus $15.00
Milestone 5.......................     20 million       Initial Exercise Price plus $20.00

     The shares underlying those milestones for which achievement is considered probable are remeasured at each subsequent reporting date, beginning at December 31, 1999, until each sub-branded Worldsport mailbox registration threshold is achieved and the related warrant shares vest, at which time the fair value attributable to that tranche of the warrant is fixed. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not.

     As of December 31, 1999, none of the milestones were considered probable and as a result, no deferred compensation associated with these warrants was recognized. The Company expects that future changes in the trading price of the Company's Common Stock at the end of each quarter, and at the time subsequent milestones are considered probable and achieved, will cause additional substantial changes in the ultimate amount of the related stock-based expenses.

  Lessor Warrant

     In December 1999, the Company entered into an agreement with one of its lessors, in connection with an office lease, pursuant to which the lessor is entitled to purchase up to a maximum of 25,000 shares of Common Stock. The warrants may be exercised beginning January 1, 2000 through December 20, 2006 at a price of $90.00 per share. The warrants vest at the beginning of each month on a straight-line basis in the amount of 521 shares per month.

     Using the Black-Scholes option pricing model and assuming a term of 6 years and expected volatility of 90%, the fair value of the warrants on the effective date of the agreement approximated $2.0 million, which will be amortized to general and administrative expenses using the straight-line method over 10 years beginning January 2000.

  AT&T

     In January 2000, the docSpace Company entered into an agreement with AT&T Corporation, pursuant to which the docSpace Company will provide secure messaging services to AT&T's Internet portal customers. As part of the agreement, AT&T agreed to provide marketing, publicity, promotional and provision branding for docSpace, and upon completion of the acquisition for Critical Path, in exchange for a warrant to purchase up to a maximum of 349,123 shares of Common Stock upon attainment of each of three milestones. The Company believes that this agreement could have a significant current and potential future impact on the

CRITICAL PATH, INC.

Company's results of operations. The following table summarizes the shares underlying each milestone and the related exercise price:

                                                                SHARES
                                                              UNDERLYING     EXERCISE
                                                               WARRANTS       PRICE
                                                              ----------    ----------
Milestone 1.................................................   199,499        39.098
Milestone 2.................................................    74,812        39.098
Milestone 3.................................................    74,812        39.098
                                                               -------
          Totals............................................   349,123
                                                               =======

     The Company believes that all shares underlying these warrants are considered probable of issuance. The shares underlying the warrants associated with the first milestone were fully vested on the inception date of the agreement. The shares underlying the remaining warrants associated with the second and third milestone will be remeasured at each subsequent reporting date, beginning at March 31, 2000, until each sub-branded AT&T mailbox registration threshold is achieved and the related warrant shares vest, at which time the fair value attributable to that tranche of the warrant is fixed. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not. The Company expects that future changes in the trading price of the Company's Common Stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based charges.

     Using the Black-Scholes option-pricing model and assuming a term of 7 years and expected volatility of 90%, the initial fair value of all the warrants on the effective date of the agreement approximated $26.4 million, which is included as a component of the purchase price of the acquisition. The warrants underlying the second and third milestones will be remeasured at each subsequent reporting date until the milestone requirements are met. The remeasured amounts will be capitalized and amortized to expense using the straight-line method over 3 years.

     The Company expects that future changes in the trading price of the Company's Common Stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based charges.

  Stock Purchase Rights

     In February 1998, the Company entered into stock purchase agreements with three founders and sold 3,863,635 shares of the Company's Common Stock at $0.02 per share. Under the terms of the stock purchase agreements, the Company has the right to purchase the shares of Common Stock at the original issue price in the event any one of the founders ceases to be an employee of the Company. These repurchase rights lapse 25% on the first anniversary of the vesting start date and ratably each month thereafter for 36 months. In the event of a change in control of the Company or the closing date of the Offering, repurchase rights with respect to 50% of the then unvested shares of Common Stock will lapse. On September 1, 1999, 80,508 shares were repurchased in connection with the early termination of one of the founders. At December 31, 1998 and 1999, 2,130,680 and 1,155,303 of these shares of Common Stock were subject to repurchase rights, respectively. In connection with the issuance of these shares, the Company recorded unearned compensation of $1,306,000 that is being recognized over the periods in which the Company's repurchase rights lapse.

     In May 1998, the Company issued a right to purchase 454,544 shares of Common Stock or Preferred Stock in a subsequent financing to a customer as part of an email services agreement. Under the agreement, the price was equal to 80% of the price at which the Preferred Stock was sold in the subsequent financing for the initial 227,272 shares and 100% of such price for the remaining 227,272 shares. In September 1998, the

CRITICAL PATH, INC.

Company completed its initial Series B financing at a per share price of $4.26. The Company estimated the fair value of the purchase right to be $194,000, which is recognized as a sales discount over the term of the services agreement. Approximately $136,000 and $58,000 was recognized in 1998 and 1999, respectively. No warrants were exercised as of December 31, 1998. In January 1999, the customer exercised stock purchase rights to purchase 454,544 shares of Series B for cash proceeds of approximately $1,744,000.

     In October 1998, an officer exercised stock options to purchase 1,274,687 shares of the Company's Common Stock at a price of $0.84 per share. Under the terms of the option, the Company has the right to purchase the unvested shares of Common Stock at the original issue price in the event the officer ceases to be an employee of the Company. The repurchase rights lapse ratably each month for 48 months. At December 31, 1998 and 1999, 1,221,575 and 902,903 of these shares of Common Stock were subject to repurchase rights, respectively. In connection with the option grant preceding this transaction, the Company recognized unearned compensation totaling $3.8 million that is included in the aggregate unearned compensation charges discussed below.

  Employee Stock Purchase Plan

     In January 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") effective on the date of the Company's Offering. The Purchase Plan reserves 600,000 shares for issuance thereunder. Employees generally will be eligible to participate in the Purchase Plan if the Company customarily employs them for more than 20 hours per week and more than five months in a calendar year and are not 5% or greater shareholders. Under the Purchase Plan, eligible employees may select a rate of payroll deduction up to 15% of their compensation subject to certain maximum purchase limitations. The Purchase Plan will be implemented in a series of overlapping twenty-four month offering periods beginning on the effective date of the Offering with subsequent offering periods beginning on the first trading day on or after May 1 and November 1 of each year. Purchases will occur on each April 30 and October 31 (the "Purchase Dates") during each participation period. Under the Purchase Plan, eligible employees will be granted an option to purchase shares of Common Stock at a purchase price equal to 85% of the fair market value per share of Common Stock on either the start date of the offering period or the date on which the option is exercised, whichever is less. If the fair market value of the Common Stock on any Purchase Date (other than the final Purchase Date) is lower than the fair market value on the start date of that offering period, then all participants in that offering period will be automatically withdrawn from such offering period and re-enrolled in the offering period immediately following.

     Stock purchases under the Purchase Plan were 42,495 in 1999. The estimated weighted average fair value of those purchase was $11.00 per share in 1999. The Company based its estimates on the Black-Scholes model using the following assumption: risk-free weighted average interest rate of 6.0%, volatility factor of expected market price of the Company's Common Stock of 90.0%, and expected life of 90 days.

  Stock Options

     In January 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan provides for the granting of up to 12,288,741 stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options ("ISOs") or nonqualified stock options ("NSOs"). ISOs may be granted only to Company employees (including officers and directors). NSOs may be granted to Company employees and consultants. In September 1999, the Company's Board of Directors adopted the 1999 Stock Option Plan ("1999 Plan"). The 1999 Plan provides for the granting of up to 4.0 million NSOs options to employees, directors, and consultants.

CRITICAL PATH, INC.

     The Company has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company. At December 31, 1999, a total of 830,672 shares of the Company's Common Stock were reserved for outstanding shares issued under the assumed plans, and the related options are included in the following table.

     Options under all of the Company's stock option plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO may not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% shareholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Options generally vest 25% per year and are exercisable for a maximum period of ten years from the date of grant.

     A summary of the status of the Company's stock option plans as of December 31, 1998, and 1999, and changes during the periods ending on those dates is presented below:

                                                          1998                      1999
                                                 ----------------------    ----------------------
                                                               WEIGHTED                  WEIGHTED
                                                               AVERAGE                   AVERAGE
                                                               EXERCISE                  EXERCISE
                                                   SHARES       PRICE        SHARES       PRICE
                                                 ----------    --------    ----------    --------
Outstanding, beginning of the period...........          --        --       7,752,556     $ 0.86
Granted and assumed............................  10,595,453     $0.74       8,315,363      26.87
Exercised......................................  (1,924,723)     0.58      (1,247,665)      1.32
Canceled.......................................    (918,174)     0.16      (1,032,295)     19.04
                                                 ----------                ----------
Outstanding, end of the period.................   7,752,556      0.86      13,787,959      15.12

Options exercisable at December 31.............     939,522      0.02       2,245,271       0.88
Weighted-average fair value of options
  granted during the period....................                  1.56                      30.15

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                          OPTIONS OUTSTANDING
                           -------------------------------------------------            OPTIONS EXERCISABLE
                                         WEIGHTED-AVERAGE                      -------------------------------------
                             NUMBER         REMAINING       WEIGHTED-AVERAGE                        WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    NUMBER EXERCISABLE    EXERCISE PRICE
------------------------   -----------   ----------------   ----------------   ------------------   ----------------
   $ 0.022 - $ 0.022        1,791,043          8.14              $ 0.02            1,122,718             $ 0.02
   $ 0.040 - $ 0.550          377,929          8.28                0.33               88,043               0.27
   $ 0.740 - $ 0.836        3,105,722          8.82                0.82              490,474               0.83
   $ 1.110 - $ 2.200        1,480,620          8.83                2.14              412,572               2.02
   $ 2.270 - $ 4.012        1,586,121          9.01                3.61              107,184               3.26
   $ 4.120 - $29.803        1,319,911          9.25               19.21               19,593               8.75
   $33.875 - $33.875        2,866,925          9.67               33.87                4,167              33.89
   $34.500 - $84.000        1,246,688          9.81               58.76                  520              47.75
   $84.500 - $84.500            5,000          9.99               84.50                    0                 --
   $87.000 - $87.000            8,000          9.33               87.00                    0                 --
                           ----------          ----              ------            ---------             ------
                           13,787,959          9.05              $15.12            2,245,271             $ 0.88
                           ==========                                              =========

     The compensation cost associated with the Company's stock-based compensation plans, determined using the minimum value method prescribed by SFAS No. 123, did not result in a material difference from the reported net loss for the year ended December 31, 1998. Had compensation cost been recognized based on

CRITICAL PATH, INC.

the fair value at the date of grant for options granted during 1999, the pro forma amounts of the Company's net loss and net loss per share would have been as follows:

                                                                  1999
                 YEAR ENDED DECEMBER 31                   ---------------------
                                                          (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
Net loss -- as reported.................................        $(116,941)
Net loss -- pro forma...................................          (79,690)
Basic and diluted net loss per share -- as reported.....            (3.93)
Basic and diluted net loss per share -- pro forma.......            (2.68)

     The Company calculated the minimum value and the fair value of each option grant on the date of grant during the years ended December 31, 1998 and 1999, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                              1998    1999
                   YEAR ENDED DECEMBER 31                     ----    ----
Risk-free interest rate.....................................  5.9%     6.0%
Expected lives (in years)...................................  4.0      4.0
Dividend yield..............................................  0.0%     0.0%
Expected volatility.........................................  0.0%    90.0%

  Unearned stock-based compensation

     In connection with certain stock option grants and Common Stock issuances during the years ended December 31, 1998 and 1999, the Company recognized unearned compensation totaling $19.9 million and $22.3 million respectively, which is being amortized over the vesting periods of the related options. Amortization expense recognized during 1998 and 1999 totaled approximately $2.5 million, and $17.6 million, respectively.

     During 1999, the Company also incurred a stock-based charge of approximately $2 million in connection with a severance agreement for a terminated employee. This expense was charged to cost of net revenues.

  Other comprehensive income

     The tax effects allocated to each component of "Other comprehensive income" were:

                                                         BEFORE    TAX BENEFIT    NET OF
                                                          TAX       (EXPENSE)      TAX
                                                         ------    -----------    ------
                                                                 (IN THOUSANDS)
1998
Unrealized investment gains............................  $7,926        --         $7,926
Foreign currency translation adjustments...............     (97)       --            (97)
                                                         ------        --         ------
Other comprehensive income.............................  $7,829        --         $7,829
                                                         ======        ==         ======

CRITICAL PATH, INC.

NOTE 14 -- LOSS PER SHARE

     Net loss per share is calculated as follows:

                                                        1997          1998            1999
                                                     ----------    -----------    ------------
              YEAR ENDED DECEMBER 31                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss...........................................   $(1,074)      $(11,461)      $(116,941)
Weighted average shares outstanding................     2,717          5,119          32,634
Weighted average common shares issued subject to
  repurchase agreements............................      (723)        (1,220)         (1,840)
Shares held in escrow related to acquisitions......        --             --          (1,024)
                                                      -------       --------       ---------
Shares used in computation of basic and diluted
  loss per share...................................     1,994          3,899          29,770
                                                      =======       ========       =========

Basic and diluted loss per share...................   $ (0.54)      $  (2.94)      $   (3.93)
                                                      =======       ========       =========

     At December 31, 1998 and 1999, 28,607,997 and 19,164,493 potential common shares respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         FIRST      SECOND     THIRD      FOURTH
                                                        --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Net Revenues..........................................  $     70   $     66   $    156   $    605
Gross profit (loss)...................................       (12)      (164)      (785)      (488)
Loss from operations..................................    (1,170)    (1,798)    (3,022)    (5,458)
Net loss..............................................    (1,320)    (1,751)    (3,061)    (5,329)
Net loss per share -- basic and diluted...............     (0.49)     (0.50)     (0.74)     (1.14)

1999
Net Revenues..........................................  $  1,049   $  2,006   $  4,913   $  8,189
Gross profit (loss)...................................    (1,311)    (1,971)    (2,610)       492
Loss from operations..................................   (17,881)   (18,023)   (26,998)   (60,348)
Net loss..............................................   (17,594)   (16,321)   (24,324)   (58,702)
Net loss per share -- basic and diluted...............     (2.51)     (0.49)     (0.65)     (1.41)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 17th day of March, 2000.

                                          Critical Path, Inc.

                                          By:     /s/ DOUGLAS T. HICKEY
                                            ------------------------------------
                                                     Douglas T. Hickey
                                            Chief Executive Officer and Director

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas T. Hickey and Mark J. Rubash, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K filed pursuant to the requirements of the Securities Exchange Act of 1934 and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                /s/ DOUGLAS T. HICKEY                      Chief Executive Officer      March 17, 2000
-----------------------------------------------------           and Director
                  Douglas T. Hickey                     (Principal Executive Officer)

                 /s/ MARK J. RUBASH                       Executive Vice President,     March 17, 2000
-----------------------------------------------------      Chief Financial Officer
                   Mark J. Rubash                         (Principal Financial and
                                                             Accounting Officer)

                 /s/ DAVID C. HAYDEN                        Chairman of the Board       March 17, 2000
-----------------------------------------------------
                   David C. Hayden

                                                                  Director              March 17, 2000
-----------------------------------------------------
                Christos M. Cotsakos

                                                                  Director              March 17, 2000
-----------------------------------------------------
                     Lisa Gansky

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                 /s/ KEVIN R. HARVEY                              Director              March 17, 2000
-----------------------------------------------------
                   Kevin R. Harvey

                 /s/ JAMES A. SMITH                               Director              March 17, 2000
-----------------------------------------------------
                   James A. Smith

                 /s/ GEORGE ZACHARY                               Director              March 17, 2000
-----------------------------------------------------
                   George Zachary

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
2.1        Asset Purchase Agreement, dated May 26, 1999, between the
           Registrant and Fabrik Communications, Inc. (Incorporated by
           reference to Exhibit 2.1 to the Registrant's Registration on
           Form S-1/A (File No. 333-78197)
2.2        Agreement and Plan of Reorganization, dated October 20,
           1999, by and among Critical Path, Inc., Initialize
           Acquisition Corp. and ISOCOR. (Incorporated by reference to
           Annex A to the Registrant's Registration Statement on Form
           S-4 (File No. 333-92199)
2.3        Agreement and Plan of Reorganization, dated June 22, 1999, among Critical Path, Inc., Amplitude Software Corp. and
           Apollo Acquisition Corp. (Incorporated by reference to
           Exhibit 2.1 to the Registrant's Current Report on Form 8-K
           (File No. 000-25331)
2.4        Agreement and Plan of Reorganization, dated July 15, 1999, among Critical Path, Inc., dotOne Corporation and dotOne
           Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No.
           000-25331)
2.5        Agreement and Plan of Reorganization, dated January 28,
           2000, by and among Critical Path, Inc., D.V. Acquisition
           Corp. and RemarQ Communities, Inc.
2.6        Agreement and Plan of Reorganization, dated November 3,
           1999, by and among Critical Path, Inc., Compass Holding
           Corp., Compass Acquisition Corp., 3034996 Nova Scotia
           Company, 3034997 Nova Scotia Company and The docSpace
           Company.
2.7        Agreement and Plan of Reorganization, dated November 2,
           1999, by and among Critical Path, Inc., Wellfleet
           Acquisition Corp. and FaxNet Corporation.
2.8        Agreement and Plan of Reorganization, dated October 8, 1999, by and among Critical Path, Inc., XETI Acquisition Corp. and
           XETI, Inc.
3.1        Amended and Restated Articles of Incorporation.
           (Incorporated by reference to Exhibit 3(i)(b) to the
           Registrant's Registration on Form S-1 (File No. 333-71499)
3.2        Amended and Restated Bylaws. (Incorporated by reference to
           Exhibit 3(ii)(b) to the Registrant's Registration Statement
           on Form S-1 (File No. 333-71499)
4.1        Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499)
4.2        Warrant to Purchase Preferred Stock dated September 11, 1998 issued by the Registrant to Hambrecht & Quist LLC.
           (Incorporated by reference to Exhibit 4.2 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499)
4.3        Warrant to Purchase Preferred Stock dated January 13, 1999 issued by the Registrant to Hambrecht & Quist LLC.
           (Incorporated by reference to Exhibit 4.3 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499)
4.4        Warrant to Purchase Common Stock dated January 29, 1999
           issued by the Registrant to America Online, Inc.
           (Incorporated by reference to Exhibit 4.4 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499)
10.1       Form of Indemnification Agreement between the Registrant and each of its directors and officers. (Incorporated by
           reference to Exhibit 10.1 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499)
10.2       Employee Stock Purchase Plan. (Incorporated by reference to
           Exhibit 10.2 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499)
10.3       1998 Stock Plan and forms of stock option agreements
           thereunder. (Incorporated by reference to Exhibit 10.3 to
           the Registrant's Registration Statement on Form S-1 (File
           No. 333-71499)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.4       Series B Preferred Stock Purchase Agreement dated September
           11, 1998. (Incorporated by reference to Exhibit 10.4 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499)
10.5       Amendment to Series B Preferred Stock Purchase Agreement
           dated January 13, 1999. (Incorporated by reference to
           Exhibit 10.5 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499)
10.6       Amended and Restated Investors' Rights Agreement dated
           September 11, 1998. (Incorporated by reference to Exhibit
           10.6 to the Registrant's Registration Statement on Form S-1
           (File No. 333-71499)
10.7       Amendment to the Amended and Restated Investors' Rights
           Agreement dated January 13, 1999. (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement
           on Form S-1 (File No. 333 71499)
10.8       Master Equipment Lease Agreement dated April 28, 1998, and
           Lease Line Schedule thereto, by and between the Registrant and Lighthouse Capital Partners II, L.P. (Incorporated by
           reference to Exhibit 10.8 to the Registrant's Registration
           Statement on Form S-1 (File No. 333- 71499)
10.9       Master Lease Agreement dated May 1, 1998, and addendum
           thereto, by and between the Registrant and Comdisco, Inc.
           (Incorporated by reference to Exhibit 10.9 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499)
10.10      Standard Industrial/Multitenant Lease-Gross dated June 20,
           1997 by and between the Registrant and 501 Folsom Street
           Building. (Incorporated by reference to Exhibit 10.10 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499)
10.11      Letter Agreement dated October 1, 1998 by and between the
           Registrant and Douglas Hickey. (Incorporated by reference to
           Exhibit 10.11 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499)
10.12      Promissory Note and Security Agreement dated November 2,
           1998 by and between the Registrant and Douglas Hickey.
           (Incorporated by reference to Exhibit 10.12 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499)
10.13      Warrant Agreement dated April 28, 1998 by and between the
           Registrant and Lighthouse Capital Partners II, L.P.
           (Incorporated by reference to Exhibit 10.13 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499)
10.14      Warrant Agreement dated May 1, 1998 by and between the
           Registrant and Comdisco, Inc. (Incorporated by reference to
           Exhibit 10.14 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499)
10.15      Master Services Agreement dated December 10, 1998 by and
           between the Registrant and US West Communications Services,
           Inc. (Incorporated by reference to Exhibit 10.15 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499)
10.16      Email Services Agreement dated May 27, 1998 by and between the Registrant and Network Solutions, Inc. (Incorporated by
           reference to Exhibit 10.16 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499)
10.17      Email Services Agreement dated July 6, 1998 by and between the Registrant and Starmedia Network, Inc. (Incorporated by
           reference to Exhibit 10.17 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499)
10.18      Amendment to email Services Agreement September 30, 1998 by and between the Registrant and E*TRADE Group, Inc.
           (Incorporated by reference to Exhibit 10.18 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.19      Email Services Agreement dated September 14, 1998 by and
           between the Registrant and Sprint Communications Company
           L.P. (Incorporated by reference to Exhibit 10.19 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499)
10.20      Email Services Agreement dated March 19, 1998 by and between the Registrant and NTX, Inc. dba TABNet, Inc. (Incorporated
           by reference to Exhibit 10.20 to the Registrant's
           Registration Statement on Form S-1 (File No. 333-71499)
10.21      QuickStart Loan and Security Agreement dated May 12, 1998 by and between the Registrant and Silicon Valley Bank.
           (Incorporated by reference to Exhibit 10.21 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499)
10.22      Email Services Agreement dated January 29, 1999 by and
           between the Registrant and ICQ, Inc. (Incorporated by
           reference to Exhibit 10.22 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499)
10.23      Sublease dated February 8, 1999 by and between Times Direct
           Marketing, Inc. and the Registrant (Incorporated by
           reference to Exhibit 10.23 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499)
10.24      Promissory Note and Security Agreement dated January 26,
           1999 by and between the Registrant and Bill Rinehart.
           (Incorporated by reference to Exhibit 10.24 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499)
10.25      Office lease dated December 1999 by and between Ecker-Folsom
           Properties, LLC and the Registrant
10.26      Office lease dated December 1999 by and between Ecker-Folsom
           Properties, LLC and the Registrant
21.1       List of Subsidiaries
23.1       Consent of PricewaterhouseCoopers LLP, Independent
           Accountants
27.1       Financial Data Schedule