Form 10-K405/A
period 1999-12-31
CRITICAL PATH INC
filed 2000-03-28
CIK 1060801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
(MARK ONE)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of Critical Path, Inc.'s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders anticipated to be held on June 6, 2000 are incorporated by reference in Part III of this Form 10-K/A to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CRITICAL PATH, INC.

                                     INDEX

                                                              PAGE
                                                              ----
                              PART I
Item  1.  Business..........................................    3
            Risk Factors....................................   21
Item  2.  Properties........................................   30
Item  3.  Legal.............................................   30
Item  4.  Submission of Notes to a Vote of Security            31
  Holders...................................................

                             PART II
Item  5.  Market for Registrant's Common Equity and Related    32
          Stockholder Matters...............................
Item  6.  Selected Financial Data...........................   34
Item  7.  Management's Discussion and Analysis of Financial    35
          Condition and Results of Operations...............
Item  7A. Quantitative and Qualitative Disclosures About       51
          Market Risk.......................................
Item  8.  Financial Statements and Supplemental Data........   51
Item  9.  Changes in and Disagreements with Accountants on     51
          Accounting and Financial Disclosure...............

                             PART III
Item 10.  Directors and Executive Officers of the              52
  Registrant................................................
Item 11.  Executive Compensation............................   56
Item 12.  Security Ownership of Certain Beneficial Owners      58
          and Management....................................
Item 13.  Certain Relationships and Related Party              60
  Transactions..............................................

                             PART IV
Item 14.  Exhibits, Financial Statement Schedules and          63
          Reports on Form 8-K...............................

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

     RemarQ Acquisition. On January 28, 2000, we announced the signing of a definitive agreement to acquire RemarQ Communities Inc., a provider of customized, collaborative message boards for business use. The total purchase price will be approximately $267 million in our common stock. The acquisition, which is expected to close on or before March 31, 2000, will enable us to offer products that allow customers to hold online discussions over extranets, intranets, or the Internet. Message boards are an ideal environment for knowledge exchange and team collaboration.

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

                                                               HIGH       LOW
                                                              -------    ------
First Quarter (from March 29, 1999 to March 31, 1999).......  $ 77.00    $65.88
Second Quarter (from April 1, 1999 to June 30, 1999)........  $134.88    $36.88
Third Quarter (from July 1, 1999 to September 30, 1999).....  $ 53.88    $30.94
Fourth Quarter (from October 1, 1999 to December 31,
  1999).....................................................  $ 94.38    $35.00

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

USE OF PROCEEDS

     The Company raised aggregate net proceeds of $254.8 million in connection with its initial and secondary public equity offerings in March and June of 1999, respectively. As of December 31, 1999, approximately $75.9 million of these net proceeds remain. During the latter half of 1999, the Company used approximately $23.9 million to fund operations and approximately $116.4 million in connection with acquisitions. The remaining proceeds were utilized for purchase of equipment and strategic investments.

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

ITEM 6. SELECTED FINANCIAL DATA

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The selected consolidated balance sheet data as of December 31, 1997, 1998 and 1999, and the selected consolidated statement of operations data for the period from February 19, 1997 (our inception) to December 31, 1997, for the years ended December 31, 1998 and 1999, have been derived from the Consolidated Financial Statements of Critical Path. The data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this document.

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

                                                         PERIOD ENDED DECEMBER 31,
                                                       ------------------------------    PRO FORMA
                                                        1997       1998       1999         1999
                                                       -------   --------   ---------   -----------
                                                                                        (UNAUDITED)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues.........................................  $    --   $    897   $  16,157    $  83,544
Cost of net revenues.................................       --     (2,346)    (21,557)     (53,366)
                                                       -------   --------   ---------    ---------
Gross profit (loss)..................................       --     (1,449)     (5,400)      30,178
                                                       -------   --------   ---------    ---------
Operating expenses:
  Sales and marketing................................      244      1,687      13,811       52,123
  Research and development...........................      454      2,098       7,682       22,820
  General and administrative.........................      358      3,814      14,051       40,344
  Acquisition-related retention bonus................       --         --       3,587       22,422
  Amortization of intangible assets..................       --         --      32,259      383,991
  Stock-based expenses...............................       --      2,400      46,460       47,522
                                                       -------   --------   ---------    ---------
          Total operating expenses...................    1,056      9,999     117,850      569,222
                                                       -------   --------   ---------    ---------
Loss from operations.................................   (1,056)   (11,448)   (123,250)    (539,044)
Interest and other income, net.......................       --        375       7,061        7,124
Interest expense.....................................      (18)      (388)       (752)      (1,561)
                                                       -------   --------   ---------    ---------
Net loss.............................................  $(1,074)  $(11,461)  $(116,941)   $(533,481)
                                                       =======   ========   =========    =========
Net loss per share -- basic and diluted..............  $ (0.54)  $  (2.94)  $   (3.93)   $  (10.98)
                                                       =======   ========   =========    =========
Weighted average shares -- basic and diluted.........    1,994      3,899      29,770       48,577
                                                       =======   ========   =========    =========

                                                                DECEMBER 31,
                                                        ----------------------------    PRO FORMA
                                                         1997      1998       1999        1999
                                                        -------   -------   --------   -----------
                                                                                       (UNAUDITED)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.............................  $     1   $14,791   $ 75,932   $   52,935
Working capital.......................................   (1,524)   12,524     76,275       42,331
Total assets..........................................      550    20,663    673,805    1,501,878
Capital lease obligations, long term portion..........       42     2,454      5,669        7,844
Shareholders' equity..................................   (1,021)   15,358    616,992    1,407,115

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

     During 1998, the Company recorded aggregate unearned compensation totaling approximately $19.9 million in connection with certain sales of stock and the grant of certain stock options to employees, directors and advisors. This amount is being amortized over the four-year vesting period of the related options. These options were issued to create incentives for continued performance. Of the total unearned compensation, approximately $448,000, $217,000, $269,000 and $1.7 million was amortized in the quarters ended March 31, June 30, September 30 and December 31, 1998, respectively. In January and March 1999, the Company granted options resulting in an additional $18.1 million of unearned compensation. Amortization of unearned compensation was approximately $3.7 million, $4.9 million, $4.8 million and $4.3 million during the quarters ended March 31, June 30, September 30 and December 31, 1999, respectively. The Company expects aggregate per quarter amortization related to unearned compensation of between $3.4 million and $2.4 million during 2000, between $2.0 million and $1.3 million during 2001, and between $1.0 million and $634,000 during 2002.

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

     In July of 1999, the Company acquired all outstanding shares of dotOne Corporation, a leading provider of corporate email and messaging services. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible net liabilities and intangible net assets acquired on the basis of their respective fair values on the date of the acquisition. The total purchase price of approximately $57.0 million consisted of $17.5 million cash, Common Stock valued at $35.0 million, assumed stock options with an estimated fair market value of $3.2 million, and other acquisition costs of approximately $1.3 million. Of the total purchase price, approximately $1.7 million was allocated to net tangible liabilities, and the remainder was allocated to intangible assets, including customer base ($4.6 million), assembled workforce ($1.5 million), existing technology ($600,000), and goodwill ($52.0 million). The acquired intangible assets, excluding goodwill, are being amortized over their estimated useful lives of three to five years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $4.7 million during the amortization period. At December 31, 1999, cumulative amortization of intangible assets totaled $7.9 million.

     In August of 1999, the Company acquired all outstanding shares of Amplitude Software Corporation, a leading provider of Internet calendaring and resource scheduling solutions. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of the acquisition. The total purchase price of $214.4 million consisted of $45.0 million cash, Common Stock valued at $141.3 million, assumed stock options with an estimated fair market value of $22.0 million, and other acquisition costs of approximately $6.1 million. Of the total purchase price, approximately $4.4 million was allocated to net tangible assets and the remainder was allocated to intangible assets, including customer base ($600,000), assembled workforce ($3.8 million), existing technology ($4.1 million), and goodwill ($201.5 million). The acquired intangible assets, excluding goodwill, are being amortized over their estimated useful lives of two to four years. Goodwill is being amortized using the straight-line method over four years, resulting in an aggregate quarterly charge of $13.4 million during the amortization period. At December 31, 1999, cumulative amortization of intangible assets totaled $17.8 million.

     In November of 1999, the Company acquired all outstanding shares of Xeti, Inc., a leading developer of standards-based public key infrastructure solutions. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $23.8 million consisted of $2.0 million in cash, Common Stock valued at $18.5 million, assumed stock options of $3.1 million and other acquisition costs of approximately $200,000. The Company also assumed the stock option plans of Xeti, Inc. Of the total purchase price, approximately $200,000 was allocated to net tangible assets and the remainder was allocated to intangible assets, including assembled workforce ($360,000), existing technology ($540,000) and goodwill ($22.7 million). The acquired intangible assets, excluding goodwill, are being amortized over their estimated useful lives of two to three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $2.0 million during the amortization period. At December 31, 1999, cumulative amortization of intangible assets totaled $660,600.

     In December of 1999, the Company acquired all outstanding shares of FaxNet Corporation, a leading outsource supplier of enhanced fax and integrated messaging solutions. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of the acquisition. The total purchase price of $199.3 million consisted of $20.0 million cash, Common Stock valued at $152.4 million, assumed stock options with an estimated fair market value of $7.3 million, assumed subordinated notes of $4.2 million and other liabilities of $7.5 million, and other acquisition costs of approximately $7.9 million consisting of financial advisor and other professional fees. Of the total purchase price, approximately $1.6 million was allocated to net tangible assets and the remainder was allocated to intangible assets, including customer base ($5.5 million), assembled workforce ($900,000), existing technology ($6.1 million), and goodwill ($185.2 million). The acquired intangible assets, excluding goodwill, are being amortized over their estimated useful lives of three to eight years. Goodwill is being amortized using the straight-line method over eight years, resulting in an aggregate quarterly charge of $6.2 million during the amortization period. At December 31, 1999, the cumulative amortization of intangible assets was $2.1 million.

     In January of 2000, the Company acquired all outstanding shares of ISOCOR Corporation, a leading supplier of Internet messaging, directory and directory software solutions. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of the acquisition. The total purchase price of $274.0 million consisted of Common Stock valued at $225.7 million, assumed stock options with an estimated fair market value of $37.2 million, and other acquisition costs of approximately $11.1 million consisting of financial advisor and other professional fees. Of the total purchase price, approximately $19.2 million was allocated to net tangible assets and the remainder was allocated to intangible assets, including customer base ($9.8 million), assembled workforce ($3.4 million), in-process technology ($200,000), existing technology ($18.3 million), and goodwill ($223.1 million). The acquired in-process technology was expensed in the period of acquisition. The other acquired intangible assets, excluding goodwill, will be amortized over their estimated useful lives of three years. Goodwill will be amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $21.2 million during the amortization period.

     In January of 2000, the Company signed a definitive agreement to acquire RemarQ Communities Inc., a provider of Internet collaboration services for corporations, Web portals and Internet service providers. The acquisition, which is subject to the approval of RemarQ's stockholders and is expected to close on or before March 31, 2000, will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of the acquisition. The total estimated purchase price of approximately $267.5 million will consist of Common Stock and assumed stock options valued at approximately $267.0 million, and other estimated acquisition costs of approximately $500,000. Of the total purchase price, the Company anticipates that approximately $8.7 million will be allocated to net tangible assets and the remainder will be allocated to intangible assets, including assembled workforce ($3.2 million), customer base ($5.6 million), existing technology ($4.3 million), and goodwill totaling approximately ($245.7 million). The acquired intangible assets, excluding goodwill, are expected to be amortized over their estimated useful lives of three years. The Company expects to amortize goodwill using the straight-line method over three years, resulting in an aggregate quarterly charge of $22.7 million during the amortization period.

     In March of 2000, the Company acquired all outstanding stock of The docSpace Company, a leading provider of Web-based services for secure file delivery, storage and collaboration. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of the acquisition. The total purchase price of approximately $300.4 million consisted of $30.0 million cash, Common Stock valued at $234.0 million, assumed warrants for $26.4 million, and other acquisition costs of approximately $10.0 million. Of the total purchase price, approximately $5.4 million has been allocated to net tangible liabilities and the remainder has been allocated to intangible assets, including assembled workforce ($500,000), existing technology ($21.5 million), and goodwill ($283.8 million). The acquired intangible assets, excluding goodwill, will be amortized over their estimated useful lives of three years. Goodwill will be amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $25.5 million during the amortization period.

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

     As of December 31, 1999, three of the five milestones had been attained resulting an aggregate charge to stock-based expenses of $27.4 million during 1999. The remaining shares underlying the fourth and fifth milestones were remeasured using the December 31, 1999 closing price of $94.38 resulting in a revised fair value of the warrant of $109.7 million. The Company expects that future changes in the trading price of the Company's Common Stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based charges.

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

                                         REGISTERED NO.     SHARES
                                         OF SUB-BRANDED   UNDERLYING    EXERCISE
                                          EMAIL BOXES      WARRANTS      PRICE
                                         --------------   ----------    --------
Milestone 1............................  Upon Execution     589,090     $41.581
Milestone 2............................         400,000     589,090      44.581
Milestone 3............................         800,000     589,090      47.581
Milestone 4............................       1,200,000     589,090      50.581
Milestone 5............................       1,600,000     589,090      53.581
Milestone 6............................       2,000,000     589,090      56.581
                                                          ---------
          Total........................                   3,534,540
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

  Amortization of Intangible Assets

     In connection with its acquisitions of Fabrik, dotOne, Amplitude, Xeti and FaxNet, accounted for under the purchase method of accounting, the Company recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. Other intangible assets primarily include assembled workforce, customer base and existing technology. The aggregate amortization of these intangibles was $32.3 million in 1999. There were no acquisitions in 1997 or 1998. The Company anticipates that future amortization of intangibles associated with its 1999 and first quarter 2000 acquisitions will continue to be amortized on a straight-line basis over their expected useful lives ranging from two to eight years, and will amount to approximately $87.4 million in 2000, $96.1 million in 2001, $92.0 million in 2002, $22.7 million in 2003 and approximately $6.0 million thereafter until the related goodwill and other purchased intangibles are fully amortized. It is likely that the Company will continue to expand its business through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related costs.

  Stock-Based Expenses

     In connection with certain stock option grants and Common Stock issuances during the years ended December 31, 1998 and 1999, the Company recognized unearned compensation totaling $19.9 million and $22.3 million, respectively, which is being amortized over the vesting periods of the related options. Amortization expense recognized during 1998 and 1999 totaled approximately $2.5 million and $17.6 million, respectively. Approximately $193,000 and $2.6 million of amortized unearned compensation was allocated to cost of net revenues, and the remaining $2.3 million and $15.0 million was amortized to operating expenses for the years ended December 31, 1998 and 1999, respectively. During 1999, the Company also incurred a one-time stock-based charge of approximately $2 million in connection with a severance agreement for a terminated employee. This expense was charged to cost of net revenues.

     The Company incurred stock-based expenses for warrants the Company granted to ICQ, a subsidiary of AOL, and Qwest, and for Common Stock issued to one other strategic partner. Amortization of the fair value of these warrants and Common Stock resulted in stock-based expenses of approximately $31.1 million for the year ended December 31, 1999.

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

  Income Taxes

     No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses from its inception through December 31, 1999. As of December 31, 1999, the Company had approximately $94.9 million of federal and state net operating loss carryforwards, which expire in varying amounts through 2019 and 2005, respectively, available to offset future taxable income. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. For example, the amount of net operating losses that the Company may utilize in any one year would be limited in the presence of a cumulative ownership change of more than 50% over a three-year period. At December 31, 1999, the Company also had research and development credit carryforwards of approximately $1.2 million and $717,000 for federal and state purposes, respectively. The research and development credit carryforwards begin to expire through 2019 for federal purposes, and do not expire for state purposes. Because there is significant doubt as to whether the Company will realize any benefit from this deferred tax asset, the Company has established a full valuation allowance as of December 31, 1999.

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

     In addition to the factors set forth above, operating results will be impacted by the extent to which the Company incurs non-cash charges associated with stock-based arrangements with the employees and non-employees. In particular, the Company expects to incur substantial non-cash charges associated with the grant of warrants to ICQ, Inc., a subsidiary of America Online, and may incur substantial non-cash charges associated with the grant of warrants to Qwest Communications Corporation and Worldsport Network Ltd. In addition to amortization, which totaled $28.8 million in 1999, of the initial fair value of these warrants, future changes in the trading price of the Company's Common Stock at the end of each quarter and at the date the related milestones are achieved will cause additional substantial changes in the ultimate amount of such amortization.

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

              PERIOD ENDED DECEMBER 31                         1998                      1999
              ------------------------                -----------------------   -----------------------
                                                      AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                                      -----------   ---------   -----------   ---------
                                                                       (IN THOUSANDS)
Net revenues(1).....................................   $    897      $ 1,128     $  16,157    $ 16,263
Cost of net revenues(2).............................     (2,346)      (2,153)      (21,557)    (17,025)
                                                       --------      -------     ---------    --------
Gross profit (loss).................................     (1,449)      (1,025)       (5,400)       (762)
                                                       --------      -------     ---------    --------
Operating expenses:
  Sales and marketing...............................      1,687        1,687        13,811      13,811
  Research and development..........................      2,098        2,098         7,682       7,682
  General and administrative........................      3,814        3,814        14,051      14,051
  Acquisition-related retention bonus(3)............         --           --         3,587          --
  Amortization of intangible assets(3)..............         --           --        32,259          --
  Stock-based expenses(4)...........................      2,400           --        46,460          --
                                                       --------      -------     ---------    --------
          Total operating expenses..................      9,999        7,599       117,850      35,544
                                                       --------      -------     ---------    --------
Loss from operations................................    (11,448)      (8,624)     (123,250)    (36,306)
Interest and other income, net......................        375          375         7,061       7,061
Interest expense(5).................................       (388)        (227)         (752)       (688)
                                                       --------      -------     ---------    --------
Net loss............................................   $(11,461)     $(8,476)    $(116,941)   $(29,933)
                                                       --------      -------     ---------    --------

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

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                                   ANNUAL COMP           SECURITY
                                                               --------------------     UNDERLYING
          NAME AND PRINCIPAL POSITION            FISCAL YEAR    SALARY      BONUS        OPTIONS
          ---------------------------            -----------   --------    --------    ------------
Douglas T. Hickey..............................     1999       $332,373    $     --            --
  Chief Executive Officer and Director              1998         51,136(6)              2,549,374(1)
David C. Hayden................................     1999        222,157          --            --
  Chairman of the Board of Directors                1998        170,833     135,000     1,363,636(2)
David A. Thatcher..............................     1999        185,000          --            --
  President                                         1998          9,110(7)       --       712,473(3)
William H. Rinehart............................     1999        185,000          --            --
  Vice President of Worldwide Internet Sales        1998         19,621(8)       --       454,545(4)
Cynthia D. Whitehead...........................     1999        126,614      43,215       230,000(5)
  Vice President of Operations and Customer
     Service                                        1998             --          --            --

---------------
(1) In October of 1998, Mr. Hickey received two options to purchase shares of common stock (an option to purchase 478,468 and 2,070,906 shares) at an exercise price of $0.836, each of which vest in equal installments over 48 months.

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

(6) Mr. Hickey commenced employment in October of 1998.

(7) Mr. Thatcher commenced employment in December of 1998.

(8) Mr. Rinehart commenced employment in November of 1998.

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

     - each of Critical Path's Named Executive Officers; and

     - all executive officers and directors as a group.

                    NAME AND ADDRESS OF                           TOTAL SHARES          PERCENTAGE OF
                    BENEFICIAL OWNER(1)                       BENEFICIALLY OWNED(2)    COMMON STOCK(2)
                    -------------------                       ---------------------    ---------------
Christos Cotsakos(3)........................................        4,022,223                7.4%
E*TRADE Group, Inc.
  Four Embarcadero
  2400 Geng Road
  Palo Alto, CA 94306.......................................        3,865,877                7.6
David Hayden(4).............................................        3,332,737                6.2
James A. Smith(5)
  US West Internet Ventures, Inc.
  1999 Broadway, Suite 500
  Denver, CO 80202..........................................        2,276,131                4.2
Kevin M. Harvey(6)
  Benchmark Capital Partners II, L.P.
  2489 Sand Hill Road, Suite 200
  Menlo Park, CA 94025......................................        2,182,812                4.0
Douglas T. Hickey(7)........................................        1,436,646                2.7
Marcy Swenson...............................................        1,044,236                1.9
George Zachary(8)
  Mohr, Davidow Ventures V, L.P.
  2775 Sand Hill Road, Suite 240
  Menlo Park, CA 94025......................................          633,802                1.2
David Thatcher(9)...........................................          315,133                  *
Lisa Gansky.................................................          199,274                  *
Mari Tangredi(10)...........................................          154,958                  *
Joseph Duncan...............................................          121,926                  *
William H. Rinehart.........................................          111,777                  *
Paul Gigg(11)...............................................           80,731                  *
Cynthia Whitehead...........................................           62,998                  *
Judie Hayes.................................................           42,019                  *
Robert S. Newth(12).........................................           38,519                  *

                    NAME AND ADDRESS OF                           TOTAL SHARES          PERCENTAGE OF
                    BENEFICIAL OWNER(1)                       BENEFICIALLY OWNED(2)    COMMON STOCK(2)
                    -------------------                       ---------------------    ---------------
Mark J. Rubash(13)..........................................           29,687                  *
Brett Robertson(14).........................................           20,833                  *
Sharon Wienbar(15)..........................................           14,815                  *
All directors and executive officers as a group(16).........       16,121,257               29.4

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

     (c) Exhibits

     The following exhibits are incorporated herein by reference or are filed with this report as indicated below:

     2.1     Asset Purchase Agreement, dated May 26, 1999, between the
             Registrant and Fabrik Communications, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration on Form S-1/A (File No. 333-78197))
     2.2     Agreement and Plan of Reorganization, dated October 20,
             1999, by and among Critical Path, Inc., Initialize
             Acquisition Corp. and ISOCOR. (Incorporated by reference to Annex A to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92199))
     2.3 Agreement and Plan of Reorganization, dated June 22, 1999, among Critical Path, Inc., Amplitude Software Corp. and
             Apollo Acquisition Corp. (Incorporated by reference to
             Exhibit 2.1 to the Registrant's Current Report on Form 8-K
             (File No. 000-25331))
     2.4 Agreement and Plan of Reorganization, dated July 15, 1999, among Critical Path, Inc., dotOne Corporation and dotOne
             Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No.
             000-25331))
     2.5     Agreement and Plan of Reorganization, dated January 28,
             2000, by and among Critical Path, Inc., D.V. Acquisition
             Corp. and RemarQ Communities, Inc. (Incorporated by reference to Exhibit 2.5 to the Registrant's Annual Report on Form 10-K (File No. 000-25331))
     2.6     Agreement and Plan of Reorganization, dated November 3,
             1999, by and among Critical Path, Inc., Compass Holding
             Corp., Compass Acquisition Corp., 3034996 Nova Scotia
             Company, 3034997 Nova Scotia Company and The docSpace
             Company. (Incorporated by reference to Exhibit 2.6 to the Registrant's Annual Report on Form 10-K (File No.
             000-25331))
     2.7     Agreement and Plan of Reorganization, dated November 2,
             1999, by and among Critical Path, Inc., Wellfleet
             Acquisition Corp. and FaxNet Corporation. (Incorporated by reference to Exhibit 2.7 to the Registrant's Annual Report on Form 10-K (File No. 000-25331))

     2.8 Agreement and Plan of Reorganization, dated October 8, 1999, by and among Critical Path, Inc., Xeti Acquisition Corp. and
             Xeti, Inc. (Incorporated by reference to Exhibit 2.8 to the Registrant's Annual Report on Form 10-K (File No.
             000-25331))
     3.1     Amended and Restated Articles of Incorporation.
             (Incorporated by reference to Exhibit 3(i)(b) to the Registrant's Registration on Form S-1 (File No. 333-71499))
     3.2     Amended and Restated Bylaws. (Incorporated by reference to
             Exhibit 3(ii)(b) to the Registrant's Registration Statement on Form S-1 (File No. 333-71499))
     4.1 Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on
             Form S-1 (File No. 333-71499))
     4.2 Warrant to Purchase Preferred Stock dated September 11, 1998 issued by the Registrant to Hambrecht & Quist LLC.
             (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499))
     4.3 Warrant to Purchase Preferred Stock dated January 13, 1999 issued by the Registrant to Hambrecht & Quist LLC.
             (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499))
     4.4 Warrant to Purchase Common Stock dated January 29, 1999 issued by the Registrant to America Online, Inc.
             (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499))
    10.1 Form of Indemnification Agreement between the Registrant and each of its directors and officers. (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-71499))
    10.2     Employee Stock Purchase Plan. (Incorporated by reference to
             Exhibit 10.2 to the Registrant's Registration Statement on
             Form S-1 (File No. 333-71499))
    10.3 1998 Stock Plan and forms of stock option agreements thereunder. (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File
             No. 333-71499))
    10.4     Series B Preferred Stock Purchase Agreement dated September
             11, 1998. (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499))
    10.5 Amendment to Series B Preferred Stock Purchase Agreement dated January 13, 1999. (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on
             Form S-1 (File No. 333-71499))
    10.6     Amended and Restated Investors' Rights Agreement dated
             September 11, 1998. (Incorporated by reference to Exhibit
             10.6 to the Registrant's Registration Statement on Form S-1
             (File No. 333-71499))
    10.7     Amendment to the Amended and Restated Investors' Rights
             Agreement dated January 13, 1999. (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-71499))
    10.8     Master Equipment Lease Agreement dated April 28, 1998, and
             Lease Line Schedule thereto, by and between the Registrant and Lighthouse Capital Partners II, L.P. (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-71499))
    10.9 Master Lease Agreement dated May 1, 1998, and addendum thereto, by and between the Registrant and Comdisco, Inc.
             (Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499))
    10.10    Standard Industrial/Multitenant Lease-Gross dated June 20,
             1997 by and between the Registrant and 501 Folsom Street
             Building. (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499))
    10.11    Letter Agreement dated October 1, 1998 by and between the
             Registrant and Douglas Hickey. (Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on
             Form S-1 (File No. 333-71499))

    10.12    Promissory Note and Security Agreement dated November 2,
             1998 by and between the Registrant and Douglas Hickey.
             (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499))
    10.13    Warrant Agreement dated April 28, 1998 by and between the
             Registrant and Lighthouse Capital Partners II, L.P.
             (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499))
    10.14    Warrant Agreement dated May 1, 1998 by and between the
             Registrant and Comdisco, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on
             Form S-1 (File No. 333-71499))
    10.15 Master Services Agreement dated December 10, 1998 by and between the Registrant and US West Communications Services,
             Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499))
    10.16 Email Services Agreement dated May 27, 1998 by and between the Registrant and Network Solutions, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-71499))
    10.17 Email Services Agreement dated July 6, 1998 by and between the Registrant and Starmedia Network, Inc. (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-71499))
    10.18 Amendment to email Services Agreement September 30, 1998 by and between the Registrant and E*TRADE Group, Inc.
             (Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499))
    10.19 Email Services Agreement dated September 14, 1998 by and between the Registrant and Sprint Communications Company
             L.P. (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499))
    10.20 Email Services Agreement dated March 19, 1998 by and between the Registrant and NTX, Inc. dba TABNet, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant's
             Registration Statement on Form S-1 (File No. 333-71499))
    10.21 QuickStart Loan and Security Agreement dated May 12, 1998 by and between the Registrant and Silicon Valley Bank.
             (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499))
    10.22 Email Services Agreement dated January 29, 1999 by and between the Registrant and ICQ, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-71499))
    10.23    Sublease dated February 8, 1999 by and between Times Direct
             Marketing, Inc. and the Registrant (Incorporated by reference to Exhibit 10.23 to the Registrant's Registration
             Statement on Form S-1 (File No. 333-71499))
    10.24    Promissory Note and Security Agreement dated January 26,
             1999 by and between the Registrant and Bill Rinehart.
             (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (File No.
             333-71499))
    10.25    Office lease dated December 1999 by and between Ecker-Folsom
             Properties, LLC and the Registrant (Incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K (File No. 000-25331))
    10.26    Office lease dated December 1999 by and between Ecker-Folsom
             Properties, LLC and the Registrant (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 000-25331))
    21.1     List of Subsidiaries (Incorporated by reference to Exhibit
             21.1 to the Registrant's Annual Report on Form 10-K (File
             No. 000-25331))
    23.1     Consent of PricewaterhouseCoopers LLP, Independent
             Accountants

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 17, 2000

CRITICAL PATH, INC.

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS

                                                                1998        1999
                        DECEMBER 31                           --------    ---------
Current Assets
  Cash and cash equivalents.................................  $ 14,791    $  75,932
  Restricted cash...........................................       325          325
  Accounts receivable, net..................................       121       10,147
  Other current assets......................................       138       40,800
                                                              --------    ---------
          Total current assets..............................    15,375      127,204
Investments.................................................        --       18,426
Notes receivable from officers..............................       500          669
Property and equipment, net.................................     4,687       52,517
Intangible assets, net......................................        --      474,297
Other assets................................................       101          692
                                                              --------    ---------
          Total assets......................................  $ 20,663    $ 673,805
                                                              ========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $    760    $  35,621
  Accrued expenses..........................................        89        7,120
  Deferred revenue, current.................................       500        1,603
  Capital lease obligations, current........................     1,502        6,585
                                                              --------    ---------
          Total current liabilities.........................     2,851       50,929
Deferred revenue, long-term.................................        --          215
Capital lease obligations, long-term........................     2,454        5,669
                                                              --------    ---------
          Total liabilities.................................     5,305       56,813
                                                              --------    ---------
Commitments and contingencies
Shareholders' equity
  Preferred Stock and paid-in-capital, $0.001 par value.
     Shares authorized: 22,725 and 5,000
     Series A Convertible
       Shares issued and outstanding -- 12,725 and none
       Liquidation value -- $9,162..........................     9,124           --
     Series B Convertible
       Shares issued and outstanding -- 3,637 and none
       Liquidation value -- $15,494.........................    15,441           --
  Common Stock and paid-in-capital, $0.001 par value
     Shares authorized -- 38,636 and 150,000
     Shares issued and outstanding -- 8,294 and 46,937 (net
      of 134 treasury shares at cost of $229)...............    21,850      864,699
Notes receivable from shareholders..........................    (1,151)      (1,154)
Unearned compensation.......................................   (17,371)    (124,906)
Accumulated deficit, including other comprehensive income...   (12,535)    (121,647)
                                                              --------    ---------
       Total shareholders' equity...........................    15,358      616,992
                                                              --------    ---------
          Total liabilities and shareholders' equity........  $ 20,663    $ 673,805
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

CRITICAL PATH, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

                                                              1997        1998        1999
                 PERIOD ENDED DECEMBER 31                    -------    --------    ---------
Convertible Preferred Stock and paid-in-capital
  Balance, beginning of year...............................  $    --    $     --    $  24,565
  Issuance of Series A Preferred Stock, net................       --       9,124           --
  Issuance of Series B Preferred Stock, net................       --      15,441       10,749
  Exercise of stock purchase rights and warrants...........       --          --        1,747
  Conversion of Preferred Stock, net.......................       --          --      (37,061)
                                                             -------    --------    ---------
     Balance, end of year..................................       --      24,565           --
                                                             -------    --------    ---------
Common Stock and paid-in-capital
  Balance, beginning of year...............................       --          53       21,850
  Issuance of Common Stock.................................       53          78      645,828
  Exercise of stock options and warrants...................       --       1,114        1,648
  Issuance of warrants and stock purchase rights...........       --         723           --
  Unearned compensation related to stock options and
     warrants..............................................       --      19,882      158,541
  Conversion of Preferred Stock, net.......................       --          --       37,061
  Purchase of treasury stock...............................       --          --         (229)
                                                             -------    --------    ---------
     Balance, end of year..................................       53      21,850      864,699
                                                             -------    --------    ---------
Notes receivable from shareholders
  Balance, beginning of year...............................       --          --       (1,151)
  Issuance of Common Stock.................................       --         (85)          --
  Exercise of stock options and warrants...................       --      (1,066)         (29)
  Repayment of shareholder notes...........................       --          --           26
                                                             -------    --------    ---------
     Balance, end of year..................................       --      (1,151)      (1,154)
                                                             -------    --------    ---------
Unearned compensation
  Balance, beginning of year...............................       --          --      (17,371)
  Unearned compensation related to stock options and
     warrants..............................................       --     (19,882)    (158,541)
  Amortization of unearned compensation....................       --       2,511       51,006
                                                             -------    --------    ---------
     Balance, end of year..................................       --     (17,371)    (124,906)
                                                             -------    --------    ---------
Accumulated deficit, including other comprehensive income
  Balance, beginning of year...............................       --      (1,074)     (12,535)
                                                             -------    --------    ---------
  Net loss.................................................   (1,074)    (11,461)    (116,941)
  Other comprehensive income:
     Unrealized investment gains...........................       --          --        7,926
     Foreign currency translation adjustments..............       --          --          (97)
                                                             -------    --------    ---------
       Comprehensive loss..................................   (1,074)    (11,461)    (109,112)
                                                             -------    --------    ---------
     Balance, end of year..................................   (1,074)    (12,535)    (121,647)
                                                             -------    --------    ---------
          Total Shareholders' Equity.......................  $(1,021)   $ 15,358    $ 616,992
                                                             =======    ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                              1997        1998        1999
                 PERIOD ENDED DECEMBER 31                    -------    --------    ---------
Operations
  Net loss.................................................  $(1,074)   $(11,461)   $(116,941)
  Provision for doubtful accounts..........................       --          50          573
  Depreciation and amortization............................       26       1,019       40,322
  Common stock issued for services.........................        3          --           --
  Amortization of warrants and stock purchase rights.......       --         473       31,317
  Amortization of unearned compensation....................       --       2,511       19,845
  Accounts receivable......................................       --        (171)      (4,708)
  Other assets.............................................      (48)        (86)     (25,612)
  Accounts payable.........................................      609         151       25,916
  Accrued expenses.........................................       18          71        5,633
  Deferred revenue.........................................       --         500         (163)
                                                             -------    --------    ---------
     Net cash used in operating activities.................     (466)     (6,943)     (23,818)
                                                             -------    --------    ---------
Investing
  Notes receivable from officers...........................       --        (500)        (169)
  Property and equipment purchases.........................     (409)       (491)     (41,819)
  Purchase of investments..................................       --          --      (10,500)
  Payments for acquisitions, net of cash acquired..........       --          --     (116,359)
  Acquisition advances.....................................       --          --      (15,000)
  Restricted cash..........................................       --        (325)          --
                                                             -------    --------    ---------
     Net cash used in investing activities.................     (409)     (1,316)    (183,847)
                                                             -------    --------    ---------
Financing
  Proceeds from issuance of Preferred Stock, net...........       --      23,445       12,496
  Proceeds from issuance of Common Stock...................       50          41      259,803
  Proceeds from equipment lease line.......................       --         198           --
  Proceeds from convertible promissory notes payable.......      847         500           --
  Repayment of convertible promissory notes payable........       --        (227)          --
  Proceeds from payments of shareholder notes receivable...       --          --           26
  Principal payments on lease obligations..................      (21)       (908)      (3,193)
  Purchase of treasury stock...............................       --          --         (229)
                                                             -------    --------    ---------
     Net cash provided by financing activities.............      876      23,049      268,903
                                                             -------    --------    ---------
Net change in cash and cash equivalents....................        1      14,790       61,238
Effect of exchange rates on cash and cash equivalents......       --          --          (97)
Cash and cash equivalents at beginning of period...........       --           1       14,791
                                                             -------    --------    ---------
Cash and cash equivalents at end of period.................  $     1    $ 14,791    $  75,932
                                                             =======    ========    =========
Supplemental cash flow disclosure:
  Cash paid for interest...................................  $     1    $    244    $     688
  Cash paid for income taxes...............................  $    --    $     --    $      --
Non-cash investing and financing activities:
  Property and equipment leases............................  $   118    $  4,714    $   5,863
  Common Stock issued for notes receivable.................  $    --    $  1,151    $      29
  Conversion of notes payable into Preferred Stock.........  $    --    $  1,120    $      --
  Unrealized gain on investment............................  $    --    $     --    $   7,926
  Common stock and options issued for acquisitions.........  $    --    $     --    $ 387,651

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

NOTE 2 -- ACQUISITIONS

  Fabrik Communications

     On May 26, 1999, the Company acquired substantially all the operating assets of the Connect Service business of Fabrik Communications ("Fabrik"). The acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Fabrik's Connect Service have been included in the Company's consolidated financial statements since the acquisition date. The purchase price has been allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the date of acquisition. The total purchase price was approximately $20.1 million, consisting of $12.0 million cash, Common Stock (109,091 shares) valued at $8.0 million, and other acquisition-related expenses of approximately $100,000. Of the total purchase price, approximately $500,000 was allocated to property and equipment, and the remainder was allocated to intangible assets, including customer base ($2.1 million), assembled workforce ($400,000) and goodwill ($17.1 million). The acquired intangible assets will be amortized over their estimated useful lives of two to three years. Goodwill will be amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of approximately $1.7 million during the amortization period.

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
                                                                 =======

  dotOne Corporation

     On July 21, 1999, the Company acquired dotOne Corporation ("dotOne"), a leading corporate email messaging service provider. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of dotOne have been included in the Company's consolidated financial statements since the acquisition date. The purchase price has been allocated to the tangible net liabilities and intangible net assets acquired on the basis of their respective fair values on the date of acquisition. The total purchase price was approximately $57.0 million, consisting of $17.5 million cash, Common Stock (640,623 shares) valued at $35.0 million, assumed stock options with an estimated fair market value of $3.2 million, and other acquisition-related expenses of approximately $1.3 million. Of the total purchase price, approximately $1.7 million was allocated to net tangible liabilities, and the remainder was allocated to intangible assets, including customer base ($4.6 million), assembled workforce ($1.5 million), existing technology ($600,000), and goodwill ($52.0 million). The acquired intangible assets will be

CRITICAL PATH, INC.

amortized over their estimated useful lives of three to five years. Goodwill will be amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $4.7 million during the amortization period.

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
                                                                 ========

  Amplitude Software Corporation

     On August 31, 1999, the Company acquired Amplitude Software Corporation ("Amplitude"), a leading provider of Internet calendaring and resource scheduling solutions. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Amplitude have been included in the Company's consolidated financial statements since the acquisition date. The purchase price has been allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the date of acquisition. The total purchase price was $214.4 million, consisting of $45.0 million cash, Common Stock (4,107,250 shares) valued at $141.3 million, assumed stock options with an estimated fair market value of $22.0 million, and other acquisition-related expenses of approximately $6.1 million. Of the total purchase price, approximately $4.4 million was allocated to net tangible assets, and the remainder was allocated to intangible assets, including customer base ($600,000), assembled workforce ($3.8 million), existing technology ($4.1 million), and goodwill ($201.5 million). The acquired intangible assets will be amortized over their estimated useful lives of two to four years. Goodwill will be amortized using the straight-line method over four years, resulting in an aggregate quarterly charge of approximately $13.4 million during the amortization period.

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
                                                                =========

  Xeti, Inc.

     On November 24, 1999, the Company acquired Xeti, Inc. ("Xeti"), a leading developer of standards-based public key infrastructure solutions. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $23.8 million consisted of $2.0 million in cash, Common Stock (274,048 shares) valued at $18.5 million, assumed stock options of $3.1 million, and other acquisition costs of approximately $200,000. Of the total purchase price, approximately $200,000 was allocated to net tangible assets and the remainder was allocated to intangible assets, including assembled work force ($360,000), existing technology ($540,000) and goodwill

CRITICAL PATH, INC.

($22.7 million). The inquired intangible assets, excluding goodwill, are being amortized over their estimated useful lives of two to three years. Goodwill is being amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $2.0 million during the amortization period.

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

     The total purchase price of approximately $199.3 million consisted of $20.0 million of cash, $152.4 million of the Company's Common Stock (2,845,282 shares), assumed stock options with a fair value of $7.3 million, assumed subordinated notes of $4.2 million and other liabilities of $7.5 million, and other acquisition related expenses of approximately $7.9 million, consisting of financial advisor and other professional fees. Of the total purchase price, approximately $1.6 million was allocated to net tangible assets, and the remainder was allocated to intangible assets, including existing technology ($6.1 million), customer base ($5.5 million), assembled workforce ($900,000) and goodwill ($185.2 million). The acquired intangible assets, excluding goodwill, are amortized over their estimated useful lives of three to eight years. Goodwill is being amortized using the straight-line method over its estimated useful life of eight years resulting in an aggregate quarterly charge of $6.2 million during the amortization period.

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

                                                                1998         1999
                   Year Ended December 31                     ---------    ---------
(in thousands, except per share amounts)
Net revenues................................................  $  30,796    $  41,329
Net loss....................................................   (148,819)    (228,213)
Net loss per share:.........................................
  Basic and diluted.........................................      (6.94)       (6.16)

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

     The total purchase price of approximately $274.0 million consisted of $225.7 million of the Company's Common Stock (5,029,964 shares), assumed stock options with a fair value of $37.2 million, and other acquisition related expenses of approximately $11.1 million, consisting primarily of payments for financial advisor and other professional fees. Of the total purchase price, $19.2 million was allocated to net tangible assets, and the remainder was allocated to intangible assets, including in-process technology ($200,000), existing technology ($18.3 million), customer base ($9.8 million), assembled workforce ($3.4 million) and goodwill ($223.1 million). The acquired in-process technology was expensed in the period the transaction was consummated. The other acquired intangible assets, excluding goodwill, will be amortized over their estimated useful lives of three years. Goodwill will be amortized over its estimated useful life of three years resulting in an aggregate quarterly charge of $21.2 million during the amortization period.

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

     The total purchase price of $300.4 million consisted of $30.0 million cash, Common Stock (3,805,820 shares) valued at $234.0 million, the assumption of warrants valued at $26.4 million and other acquisition costs of approximately $10.0 million. Of the total purchase price, approximately $5.4 million has been

CRITICAL PATH, INC.

allocated to net tangible liabilities and the remainder has been allocated to intangible assets, including assembled workforce ($500,000), existing technology ($21.5 million), and goodwill ($283.8 million). The acquired intangible assets, excluding goodwill, will be amortized over their estimated useful lives of three years. Goodwill will be amortized using the straight-line method over three years, resulting in an aggregate quarterly charge of $25.5 million during the amortization period.

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

     The total estimated purchase price of approximately $267.5 million will consist of approximately $267.0 million of the Company's Common Stock including assumed stock options based upon the number of shares to be determined at closing (estimated to be 3,982,930 shares including assumed stock options based upon the terms of the merger agreement and assuming no dissenting shares), and an average of the closing market price of the Company's Common Stock over a period of two days prior and two days after the proposed transaction was announced ($67.0375), and other estimated acquisition related expenses of approximately $500,000, consisting primarily of payments for legal and other professional fees. Of the total estimated purchase price, approximately $8.7 million will be allocated to net tangible assets, and the remainder will be allocated to intangible assets, including existing technology ($4.3 million), assembled workforce ($3.2 million), customer base ($5.6 million), and goodwill totaling ($245.7 million). The acquired intangible assets, excluding goodwill, will be amortized over their estimated useful lives of one to three years. Goodwill will be amortized using the straight-line method over its estimated useful life of three years.

NOTE 3 -- ACQUISITION-RELATED RETENTION BONUS

     In connection with its acquisitions of dotOne, Amplitude, Xeti and FaxNet, the Company established a retention bonus program in the aggregate amount of $14 million to provide incentive for former dotOne, Amplitude, Xeti and FaxNet employees to continue their employment with Critical Path. Payment of bonuses to the listed employees will occur one year following the date of acquisition, unless the listed employees voluntarily terminate their employment with the Company prior to the respective acquisition's one-year anniversary. The aggregate amount of the eligible bonuses is adjusted downward at each point that a former dotOne, Amplitude, and FaxNet employee chooses to terminate his or her employment with the Company. The amount of any such downward adjustment corresponds to the amount that the terminating employee would have received had he or she elected to continue employment with the Company. A ratable share of the adjusted eligible bonus amount will be accrued and charged to compensation expense over the respective 12 months commencing on the date the bonuses are granted. As of December 31, 1999, the aggregate, adjusted eligible bonus amount was $11.6 million, and the ratable charge to compensation expense was $4.1 million. Based on the functions of the employees scheduled to receive acquisition bonuses, $520,000 of the compensation charge was allocated to cost of net revenues and the remaining $3.6 million was allocated to operating expenses.

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

     The following is a summary of revenues and receivables associated with related parties:

                                                 REVENUES        RECEIVABLES
                                              --------------    --------------
           YEAR ENDED DECEMBER 31             1998     1999     1998     1999
           ----------------------             ----    ------    ----    ------
                                                       (IN THOUSANDS)
E*TRADE.....................................  $605    $2,423    $--     $1,055
US West.....................................    29       460     29        426
AOL.........................................    --       287     --        267
                                              ----    ------    ---     ------
                                              $634    $3,170    $29     $1,748
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

CRITICAL PATH, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                        DECEMBER 31                            1998      1999
                        -----------                           ------    -------
                                                               (IN THOUSANDS)
Deferred tax assets
  Net operating loss carryforwards..........................  $3,763    $37,791
  Research and development credits..........................     238      1,630
  Fixed assets..............................................      --      2,295
  Accrued liabilities.......................................      --      1,946
  Other.....................................................      --         77
                                                              ------    -------
Total deferred tax assets...................................   4,001     43,739

Deferred tax liabilities
  Intangible assets.........................................      --    (18,379)
                                                              ------    -------
Total deferred tax liabilities..............................      --    (18,379)
                                                              ------    -------
Valuation allowance for net deferred tax assets.............   4,001     25,360
                                                              ------    -------
Net deferred tax assets.....................................  $   --    $    --
                                                              ======    =======

     The difference between the Company's effective income tax rate and the federal statutory rate is as follows:

                   YEAR ENDED DECEMBER 31                      1998      1999
                   ----------------------                     ------    ------
Statutory tax benefit.......................................  (34.00)%  (34.00)%
State taxes, net of federal benefit.........................   (5.83)    (5.83)
Stock-based expenses........................................      --     12.71
Goodwill amortization.......................................      --      8.97
Research and development credits............................   (2.57)    (0.79)
Change in valuation allowance...............................   42.19     18.90
Other.......................................................    0.21      0.04
                                                              ------    ------
Provision for income taxes..................................    0.00%     0.00%
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

NOTE 13 -- SHAREHOLDERS' EQUITY

     Changes in equity security shares outstanding were:

                                                           1997      1998      1999
                                                           -----    ------    -------
                PERIOD ENDED DECEMBER 31                         (IN THOUSANDS)
Convertible Preferred Stock..............................
  Shares outstanding, beginning of year..................     --        --     16,362
  Issuance of Series A...................................     --    12,725         --
  Issuance of Series B...................................     --     3,637      2,773
  Exercise of stock purchase rights and warrants.........     --        --        577
  Conversion of Preferred Stock..........................     --        --    (19,912)
                                                           -----    ------    -------
     Shares outstanding, end of year.....................     --    16,362         --
                                                           -----    ------    -------
Common Stock Shares outstanding, beginning of year.......     --     2,394      8,294
  Issuance of Common Stock...............................  2,394     3,864     17,285
  Exercise of stock options and warrants.................     --     2,036      1,580
  Conversion of Preferred Stock..........................     --        --     19,912
  Purchase of Treasury Stock.............................     --        --       (134)
                                                           -----    ------    -------
     Shares outstanding, end of year.....................  2,394     8,294     46,937
                                                           =====    ======    =======

  Incorporation and Authorized Capital

     The Company's Articles of Incorporation, as amended, authorize the Company to issue 150 million shares of Common Stock at $0.001 par value, and 5 million shares of Preferred Stock, at $0.001 par value. The holders of Preferred Stock have various voting and dividend rights as well as preferences in the event of liquidation.

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

     As of December 31, 1999, three of the five milestones had been attained. Aggregate charges to stock-based expenses of $27.4 million were recorded during 1999 related to these warrants. The remaining shares underlying the fourth and fifth milestones were remeasured using the December 31, 1999 closing price of $94.38 resulting in a revised fair value of the warrant of $109.7 million. The Company expects that future changes in the trading price of the Company's Common Stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based charges.

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

                                       REGISTERED NO.      SHARES
                                       OF SUB-BRANDED    UNDERLYING    EXERCISE
                                        EMAIL BOXES       WARRANTS      PRICE
                                       --------------    ----------    --------
Milestone 1..........................  Upon Execution      589,090     $41.581
Milestone 2..........................         400,000      589,090      44.581
Milestone 3..........................         800,000      589,090      47.581
Milestone 4..........................       1,200,000      589,090      50.581
Milestone 5..........................       1,600,000      589,090      53.581
Milestone 6..........................       2,000,000      589,090      56.581
                                                         ---------
          Total......................                    3,534,540
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

  Unearned stock-based compensation

     In connection with certain stock option grants and Common Stock issuances to employees, directors and advisors during the years ended December 31, 1998 and 1999, the Company recognized unearned compensation totaling $19.9 million and $22.3 million respectively, which is being amortized over the vesting periods of the related options. Amortization expense recognized during 1998 and 1999 totaled approximately $2.5 million, and $17.6 million, respectively.

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
                                                         ======        ==         ======

CRITICAL PATH, INC.

NOTE 14 -- LOSS PER SHARE

     Net loss per share is calculated as follows:

                                                        1997          1998            1999
                                                     ----------    -----------    ------------
              YEAR ENDED DECEMBER 31                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss...........................................   $(1,074)      $(11,461)      $(116,941)
Weighted average shares outstanding................     2,717          5,119          32,860
Weighted average common shares issued subject to
  repurchase agreements............................      (723)        (1,220)         (2,830)
Shares held in escrow related to acquisitions......        --             --            (260)
                                                      -------       --------       ---------
Shares used in computation of basic and diluted
  loss per share...................................     1,994          3,899          29,770
                                                      =======       ========       =========

Basic and diluted loss per share...................   $ (0.54)      $  (2.94)      $   (3.93)
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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 27th day of March, 2000.

                                          Critical Path, Inc.

                                          By:     /s/ DOUGLAS T. HICKEY
                                            ------------------------------------
                                                     Douglas T. Hickey
                                            Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                /s/ DOUGLAS T. HICKEY                      Chief Executive Officer      March 27, 2000
-----------------------------------------------------           and Director
                  Douglas T. Hickey                     (Principal Executive Officer)

                 /s/ MARK J. RUBASH                       Executive Vice President,     March 27, 2000
-----------------------------------------------------      Chief Financial Officer
                   Mark J. Rubash                         (Principal Financial and
                                                             Accounting Officer)

                          *                                 Chairman of the Board       March 27, 2000
-----------------------------------------------------
                   David C. Hayden

                                                                  Director              March 27, 2000
-----------------------------------------------------
                Christos M. Cotsakos

                                                                  Director              March 27, 2000
-----------------------------------------------------
                     Lisa Gansky

                          *                                       Director              March 27, 2000
-----------------------------------------------------
                   Kevin R. Harvey

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                          *                                       Director              March 27, 2000
-----------------------------------------------------
                   James A. Smith

                          *                                       Director              March 27, 2000
-----------------------------------------------------
                   George Zachary

             *By: /s/ DOUGLAS T. HICKEY
       ---------------------------------------
                  Douglas T. Hickey
                  Attorney-in-fact

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
2.1        Asset Purchase Agreement, dated May 26, 1999, between the
           Registrant and Fabrik Communications, Inc. (Incorporated by
           reference to Exhibit 2.1 to the Registrant's Registration on
           Form S-1/A (File No. 333-78197))
2.2        Agreement and Plan of Reorganization, dated October 20,
           1999, by and among Critical Path, Inc., Initialize
           Acquisition Corp. and ISOCOR. (Incorporated by reference to
           Annex A to the Registrant's Registration Statement on Form
           S-4 (File No. 333-92199))
2.3        Agreement and Plan of Reorganization, dated June 22, 1999, among Critical Path, Inc., Amplitude Software Corp. and
           Apollo Acquisition Corp. (Incorporated by reference to
           Exhibit 2.1 to the Registrant's Current Report on Form 8-K
           (File No. 000-25331))
2.4        Agreement and Plan of Reorganization, dated July 15, 1999, among Critical Path, Inc., dotOne Corporation and dotOne
           Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No.
           000-25331))
2.5        Agreement and Plan of Reorganization, dated January 28,
           2000, by and among Critical Path, Inc., D.V. Acquisition
           Corp. and RemarQ Communities, Inc. (Incorporated by
           reference to Exhibit 2.5 to the Registrant's Annual Report on Form 10-K (File No. 000-25331))
2.6        Agreement and Plan of Reorganization, dated November 3,
           1999, by and among Critical Path, Inc., Compass Holding
           Corp., Compass Acquisition Corp., 3034996 Nova Scotia
           Company, 3034997 Nova Scotia Company and The docSpace
           Company. (Incorporated by reference to Exhibit 2.6 to the
           Registrant's Annual Report on Form 10-K (File No.
           000-25331))
2.7        Agreement and Plan of Reorganization, dated November 2,
           1999, by and among Critical Path, Inc., Wellfleet
           Acquisition Corp. and FaxNet Corporation. (Incorporated by
           reference to Exhibit 2.7 to the Registrant's Annual Report on Form 10-K (File No. 000-25331))
2.8        Agreement and Plan of Reorganization, dated October 8, 1999, by and among Critical Path, Inc., Xeti Acquisition Corp. and
           Xeti, Inc. (Incorporated by reference to Exhibit 2.8 to the
           Registrant's Annual Report on Form 10-K (File No.
           000-25331))
3.1        Amended and Restated Articles of Incorporation.
           (Incorporated by reference to Exhibit 3(i)(b) to the
           Registrant's Registration on Form S-1 (File No. 333-71499))
3.2        Amended and Restated Bylaws. (Incorporated by reference to
           Exhibit 3(ii)(b) to the Registrant's Registration Statement
           on Form S-1 (File No. 333-71499))
4.1        Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499))
4.2        Warrant to Purchase Preferred Stock dated September 11, 1998 issued by the Registrant to Hambrecht & Quist LLC.
           (Incorporated by reference to Exhibit 4.2 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
4.3        Warrant to Purchase Preferred Stock dated January 13, 1999 issued by the Registrant to Hambrecht & Quist LLC.
           (Incorporated by reference to Exhibit 4.3 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
4.4        Warrant to Purchase Common Stock dated January 29, 1999
           issued by the Registrant to America Online, Inc.
           (Incorporated by reference to Exhibit 4.4 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.1       Form of Indemnification Agreement between the Registrant and each of its directors and officers. (Incorporated by
           reference to Exhibit 10.1 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499))
10.2       Employee Stock Purchase Plan. (Incorporated by reference to
           Exhibit 10.2 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499))

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.3       1998 Stock Plan and forms of stock option agreements
           thereunder. (Incorporated by reference to Exhibit 10.3 to
           the Registrant's Registration Statement on Form S-1 (File
           No. 333-71499))
10.4       Series B Preferred Stock Purchase Agreement dated September
           11, 1998. (Incorporated by reference to Exhibit 10.4 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.5       Amendment to Series B Preferred Stock Purchase Agreement
           dated January 13, 1999. (Incorporated by reference to
           Exhibit 10.5 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499))
10.6       Amended and Restated Investors' Rights Agreement dated
           September 11, 1998. (Incorporated by reference to Exhibit
           10.6 to the Registrant's Registration Statement on Form S-1
           (File No. 333-71499))
10.7       Amendment to the Amended and Restated Investors' Rights
           Agreement dated January 13, 1999. (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement
           on Form S-1 (File No. 333-71499))
10.8       Master Equipment Lease Agreement dated April 28, 1998, and
           Lease Line Schedule thereto, by and between the Registrant and Lighthouse Capital Partners II, L.P. (Incorporated by
           reference to Exhibit 10.8 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499))
10.9       Master Lease Agreement dated May 1, 1998, and addendum
           thereto, by and between the Registrant and Comdisco, Inc.
           (Incorporated by reference to Exhibit 10.9 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.10      Standard Industrial/Multitenant Lease-Gross dated June 20,
           1997 by and between the Registrant and 501 Folsom Street
           Building. (Incorporated by reference to Exhibit 10.10 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.11      Letter Agreement dated October 1, 1998 by and between the
           Registrant and Douglas Hickey. (Incorporated by reference to
           Exhibit 10.11 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499))
10.12      Promissory Note and Security Agreement dated November 2,
           1998 by and between the Registrant and Douglas Hickey.
           (Incorporated by reference to Exhibit 10.12 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.13      Warrant Agreement dated April 28, 1998 by and between the
           Registrant and Lighthouse Capital Partners II, L.P.
           (Incorporated by reference to Exhibit 10.13 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.14      Warrant Agreement dated May 1, 1998 by and between the
           Registrant and Comdisco, Inc. (Incorporated by reference to
           Exhibit 10.14 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499))
10.15      Master Services Agreement dated December 10, 1998 by and
           between the Registrant and US West Communications Services,
           Inc. (Incorporated by reference to Exhibit 10.15 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.16      Email Services Agreement dated May 27, 1998 by and between the Registrant and Network Solutions, Inc. (Incorporated by
           reference to Exhibit 10.16 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499))
10.17      Email Services Agreement dated July 6, 1998 by and between the Registrant and Starmedia Network, Inc. (Incorporated by
           reference to Exhibit 10.17 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499))