Form 10-K405/A
period 1999-12-31
CRITICAL PATH INC
filed 2000-03-28
CIK 1060801

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

                                                               HIGH       LOW
                                                              -------    ------
First Quarter (from March 29, 1999 to March 31, 1999).......  $ 77.00    $65.88
Second Quarter (from April 1, 1999 to June 30, 1999)........  $134.88    $36.88
Third Quarter (from July 1, 1999 to September 30, 1999).....  $ 53.88    $30.94
Fourth Quarter (from October 1, 1999 to December 31,
  1999).....................................................  $ 94.38    $35.06

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

                                                                                   PERCENTAGE OF
                                                        HISTORICAL AMOUNTS          NET REVENUES
                                                  ------------------------------   --------------
            PERIOD ENDED DECEMBER 31               1997       1998       1999       1998     1999
            ------------------------              -------   --------   ---------   ------    ----
                                                                  (IN THOUSANDS)
                                                                    (UNAUDITED)
Net revenues....................................  $    --   $    897   $  16,157      100%    100%
Cost of net revenues............................       --     (2,346)    (21,557)    (262)   (133)
                                                  -------   --------   ---------   ------    ----
  Gross profit (loss)...........................       --     (1,449)     (5,400)    (162)    (33)
Operating expenses:
  Sales and marketing...........................      244      1,687      13,811      188      85
  Research and development......................      454      2,098       7,682      234      48
  General and administrative....................      358      3,814      14,051      425      87
  Acquisition-related retention bonus...........       --         --       3,587       --      22
  Amortization of intangible assets.............       --         --      32,259       --     200
  Stock-based expenses..........................       --      2,400      46,460      268     288
                                                  -------   --------   ---------   ------    ----
          Total operating expenses..............    1,056      9,999     117,850    1,115     729
                                                  -------   --------   ---------   ------    ----
Loss from operations............................   (1,056)   (11,448)   (123,250)  (1,277)   (763)
  Interest and other income, net................       --        375       7,061       42      44
  Interest expense..............................      (18)      (388)       (752)     (43)     (5)
                                                  -------   --------   ---------   ------    ----
Net loss........................................  $(1,074)  $(11,461)  $(116,941)  (1,278)%  (724)%
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

    10.12  Promissory Note and Security Agreement dated November 2, 1998 by and between the Registrant and
           Douglas Hickey. (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499))
    10.13  Warrant Agreement dated April 28, 1998 by and between the Registrant and Lighthouse Capital
           Partners II, L.P. (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499))
    10.14  Warrant Agreement dated May 1, 1998 by and between the Registrant and Comdisco, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
    10.15  Master Services Agreement dated December 10, 1998 by and between the Registrant and US West
           Communications Services, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant's
           Registration Statement on Form S-1 (File No. 333-71499))
    10.16  Email Services Agreement dated May 27, 1998 by and between the Registrant and Network Solutions,
           Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form
           S-1 (File No. 333-71499))
    10.17  Email Services Agreement dated July 6, 1998 by and between the Registrant and Starmedia Network,
           Inc. (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form
           S-1 (File No. 333-71499))
    10.18  Amendment to email Services Agreement September 30, 1998 by and between the Registrant and E*TRADE
           Group, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement
           on Form S-1 (File No. 333-71499))
    10.19  Email Services Agreement dated September 14, 1998 by and between the Registrant and Sprint
           Communications Company L.P. (Incorporated by reference to Exhibit 10.19 to the Registrant's
           Registration Statement on Form S-1 (File No. 333-71499))
    10.20  Email Services Agreement dated March 19, 1998 by and between the Registrant and NTX, Inc. dba
           TABNet, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement
           on Form S-1 (File No. 333-71499))
    10.21  QuickStart Loan and Security Agreement dated May 12, 1998 by and between the Registrant and Silicon
           Valley Bank. (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement
           on Form S-1 (File No. 333-71499))
    10.22  Email Services Agreement dated January 29, 1999 by and between the Registrant and ICQ, Inc.
           (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1
           (File No. 333-71499))
    10.23  Sublease dated February 8, 1999 by and between Times Direct Marketing, Inc. and the Registrant
           (Incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1
           (File No. 333-71499))
    10.24  Promissory Note and Security Agreement dated January 26, 1999 by and between the Registrant and
           Bill Rinehart. (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499))
    10.25  Office lease dated December 1999 by and between Ecker-Folsom Properties, LLC and the Registrant
           (Incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K (File
           No. 000-25331))
    10.26  Office lease dated December 1999 by and between Ecker-Folsom Properties, LLC and the Registrant
           (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File
           No. 000-25331))
    21.1   List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K (File No. 000-25331))
    23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants (Incorporated by reference to
           Exhibit 23.1 to the Registrant's amended Annual Report of Form 10-K/A (file No. 000- 25331)

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

     The following is a summary of revenues and receivables associated with related parties:

                                                 REVENUES        RECEIVABLES
                                              --------------    --------------
           YEAR ENDED DECEMBER 31             1998     1999     1998     1999
           ----------------------             ----    ------    ----    ------
                                                       (IN THOUSANDS)
E*TRADE.....................................  $605    $2,423    $--     $1,055
US West.....................................    29       460     29        426
AOL.........................................    --       267     --        267
                                              ----    ------    ---     ------
                                              $634    $3,150    $29     $1,748
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

                                                                  1999
                 YEAR ENDED DECEMBER 31                   ---------------------
                                                          (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
Net loss -- as reported.................................        $(116,941)
Net loss -- pro forma...................................         (118,947)
Basic and diluted net loss per share -- as reported.....            (3.93)
Basic and diluted net loss per share -- pro forma.......            (4.00)

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 28th day of March, 2000.

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                /s/ DOUGLAS T. HICKEY                      Chief Executive Officer      March 28, 2000
-----------------------------------------------------           and Director
                  Douglas T. Hickey                     (Principal Executive Officer)

                 /s/ MARK J. RUBASH                       Executive Vice President,     March 28, 2000
-----------------------------------------------------      Chief Financial Officer
                   Mark J. Rubash                         (Principal Financial and
                                                             Accounting Officer)

                          *                                 Chairman of the Board       March 28, 2000
-----------------------------------------------------
                   David C. Hayden

                                                                  Director              March 28, 2000
-----------------------------------------------------
                Christos M. Cotsakos

                                                                  Director              March 28, 2000
-----------------------------------------------------
                     Lisa Gansky

                          *                                       Director              March 28, 2000
-----------------------------------------------------
                   Kevin R. Harvey

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                          *                                       Director              March 28, 2000
-----------------------------------------------------
                   James A. Smith

                          *                                       Director              March 28, 2000
-----------------------------------------------------
                   George Zachary

             *By: /s/ DOUGLAS T. HICKEY
       ---------------------------------------
                  Douglas T. Hickey
                  Attorney-in-fact

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
2.1        Asset Purchase Agreement, dated May 26, 1999, between the
           Registrant and Fabrik Communications, Inc. (Incorporated by
           reference to Exhibit 2.1 to the Registrant's Registration on
           Form S-1/A (File No. 333-78197))
2.2        Agreement and Plan of Reorganization, dated October 20,
           1999, by and among Critical Path, Inc., Initialize
           Acquisition Corp. and ISOCOR. (Incorporated by reference to
           Annex A to the Registrant's Registration Statement on Form
           S-4 (File No. 333-92199))
2.3        Agreement and Plan of Reorganization, dated June 22, 1999, among Critical Path, Inc., Amplitude Software Corp. and
           Apollo Acquisition Corp. (Incorporated by reference to
           Exhibit 2.1 to the Registrant's Current Report on Form 8-K
           (File No. 000-25331))
2.4        Agreement and Plan of Reorganization, dated July 15, 1999, among Critical Path, Inc., dotOne Corporation and dotOne
           Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No.
           000-25331))
2.5        Agreement and Plan of Reorganization, dated January 28,
           2000, by and among Critical Path, Inc., D.V. Acquisition
           Corp. and RemarQ Communities, Inc. (Incorporated by
           reference to Exhibit 2.5 to the Registrant's Annual Report on Form 10-K (File No. 000-25331))
2.6        Agreement and Plan of Reorganization, dated November 3,
           1999, by and among Critical Path, Inc., Compass Holding
           Corp., Compass Acquisition Corp., 3034996 Nova Scotia
           Company, 3034997 Nova Scotia Company and The docSpace
           Company. (Incorporated by reference to Exhibit 2.6 to the
           Registrant's Annual Report on Form 10-K (File No.
           000-25331))
2.7        Agreement and Plan of Reorganization, dated November 2,
           1999, by and among Critical Path, Inc., Wellfleet
           Acquisition Corp. and FaxNet Corporation. (Incorporated by
           reference to Exhibit 2.7 to the Registrant's Annual Report on Form 10-K (File No. 000-25331))
2.8        Agreement and Plan of Reorganization, dated October 8, 1999, by and among Critical Path, Inc., Xeti Acquisition Corp. and
           Xeti, Inc. (Incorporated by reference to Exhibit 2.8 to the
           Registrant's Annual Report on Form 10-K (File No.
           000-25331))
3.1        Amended and Restated Articles of Incorporation.
           (Incorporated by reference to Exhibit 3(i)(b) to the
           Registrant's Registration on Form S-1 (File No. 333-71499))
3.2        Amended and Restated Bylaws. (Incorporated by reference to
           Exhibit 3(ii)(b) to the Registrant's Registration Statement
           on Form S-1 (File No. 333-71499))
4.1        Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499))
4.2        Warrant to Purchase Preferred Stock dated September 11, 1998 issued by the Registrant to Hambrecht & Quist LLC.
           (Incorporated by reference to Exhibit 4.2 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
4.3        Warrant to Purchase Preferred Stock dated January 13, 1999 issued by the Registrant to Hambrecht & Quist LLC.
           (Incorporated by reference to Exhibit 4.3 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
4.4        Warrant to Purchase Common Stock dated January 29, 1999
           issued by the Registrant to America Online, Inc.
           (Incorporated by reference to Exhibit 4.4 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.1       Form of Indemnification Agreement between the Registrant and each of its directors and officers. (Incorporated by
           reference to Exhibit 10.1 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499))
10.2       Employee Stock Purchase Plan. (Incorporated by reference to
           Exhibit 10.2 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499))

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.3       1998 Stock Plan and forms of stock option agreements
           thereunder. (Incorporated by reference to Exhibit 10.3 to
           the Registrant's Registration Statement on Form S-1 (File
           No. 333-71499))
10.4       Series B Preferred Stock Purchase Agreement dated September
           11, 1998. (Incorporated by reference to Exhibit 10.4 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.5       Amendment to Series B Preferred Stock Purchase Agreement
           dated January 13, 1999. (Incorporated by reference to
           Exhibit 10.5 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499))
10.6       Amended and Restated Investors' Rights Agreement dated
           September 11, 1998. (Incorporated by reference to Exhibit
           10.6 to the Registrant's Registration Statement on Form S-1
           (File No. 333-71499))
10.7       Amendment to the Amended and Restated Investors' Rights
           Agreement dated January 13, 1999. (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement
           on Form S-1 (File No. 333-71499))
10.8       Master Equipment Lease Agreement dated April 28, 1998, and
           Lease Line Schedule thereto, by and between the Registrant and Lighthouse Capital Partners II, L.P. (Incorporated by
           reference to Exhibit 10.8 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499))
10.9       Master Lease Agreement dated May 1, 1998, and addendum
           thereto, by and between the Registrant and Comdisco, Inc.
           (Incorporated by reference to Exhibit 10.9 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.10      Standard Industrial/Multitenant Lease-Gross dated June 20,
           1997 by and between the Registrant and 501 Folsom Street
           Building. (Incorporated by reference to Exhibit 10.10 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.11      Letter Agreement dated October 1, 1998 by and between the
           Registrant and Douglas Hickey. (Incorporated by reference to
           Exhibit 10.11 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499))
10.12      Promissory Note and Security Agreement dated November 2,
           1998 by and between the Registrant and Douglas Hickey.
           (Incorporated by reference to Exhibit 10.12 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.13      Warrant Agreement dated April 28, 1998 by and between the
           Registrant and Lighthouse Capital Partners II, L.P.
           (Incorporated by reference to Exhibit 10.13 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.14      Warrant Agreement dated May 1, 1998 by and between the
           Registrant and Comdisco, Inc. (Incorporated by reference to
           Exhibit 10.14 to the Registrant's Registration Statement on
           Form S-1 (File No. 333-71499))
10.15      Master Services Agreement dated December 10, 1998 by and
           between the Registrant and US West Communications Services,
           Inc. (Incorporated by reference to Exhibit 10.15 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.16      Email Services Agreement dated May 27, 1998 by and between the Registrant and Network Solutions, Inc. (Incorporated by
           reference to Exhibit 10.16 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499))
10.17      Email Services Agreement dated July 6, 1998 by and between the Registrant and Starmedia Network, Inc. (Incorporated by
           reference to Exhibit 10.17 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499))

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.18      Amendment to email Services Agreement September 30, 1998 by and between the Registrant and E*TRADE Group, Inc.
           (Incorporated by reference to Exhibit 10.18 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.19      Email Services Agreement dated September 14, 1998 by and
           between the Registrant and Sprint Communications Company
           L.P. (Incorporated by reference to Exhibit 10.19 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.20      Email Services Agreement dated March 19, 1998 by and between the Registrant and NTX, Inc. dba TABNet, Inc. (Incorporated
           by reference to Exhibit 10.20 to the Registrant's
           Registration Statement on Form S-1 (File No. 333-71499))
10.21      QuickStart Loan and Security Agreement dated May 12, 1998 by and between the Registrant and Silicon Valley Bank.
           (Incorporated by reference to Exhibit 10.21 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.22      Email Services Agreement dated January 29, 1999 by and
           between the Registrant and ICQ, Inc. (Incorporated by
           reference to Exhibit 10.22 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499))
10.23      Sublease dated February 8, 1999 by and between Times Direct
           Marketing, Inc. and the Registrant (Incorporated by
           reference to Exhibit 10.23 to the Registrant's Registration
           Statement on Form S-1 (File No. 333-71499))
10.24      Promissory Note and Security Agreement dated January 26,
           1999 by and between the Registrant and Bill Rinehart.
           (Incorporated by reference to Exhibit 10.24 to the
           Registrant's Registration Statement on Form S-1 (File No.
           333-71499))
10.25      Office lease dated December 1999 by and between Ecker-Folsom
           Properties, LLC and the Registrant (Incorporated by
           reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K (File No. 000-25331))
10.26      Office lease dated December 1999 by and between Ecker-Folsom
           Properties, LLC and the Registrant (Incorporated by
           reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 000-25331))
21.1       List of Subsidiaries (Incorporated by reference to Exhibit
           21.1 to the Registrant's Annual Report on Form 10-K (File
           No. 000-25331))
23.1       Consent of PricewaterhouseCoopers LLP, Independent
           Accountants (Incorporated by reference to Exhibit 23.1 to
           the Registrant's amended Annual Report of Form 10-K/A (file
           No. 000- 25331)