Form 10-Q
period 2000-03-31
CRITICAL PATH INC
filed 2000-05-15
CIK 1060801

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549



                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

                         Commission file number 0-25331



                               CRITICAL PATH, INC.

A CALIFORNIA CORPORATION                          I.R.S. EMPLOYER NO. 91-1788300


                                320 FIRST STREET
                         SAN FRANCISCO, CALIFORNIA 94105
                                  415-808-8800




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date: AS OF APRIL 30, 2000, THE COMPANY HAD OUTSTANDING 62,198,881 SHARES OF COMMON STOCK, $ 0.001 PAR VALUE PER SHARE.

CRITICAL PATH, INC.
INDEX


                                                                                  Page
                                                                                  ----
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheet                               1

                           Consolidated Statement of Operations                     2

                           Consolidated Statement of Cash Flows                     3

                           Notes to Consolidated Financial Statements               4


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              12

                  Supplemental Pro Forma Financial Data                            35

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk       36


Part II. Other Information

         Item 1.  Legal Proceedings                                                37

         Item 2.  Changes in Securities and Use of Proceeds                        37

         Item 3.  Defaults Upon Senior Securities                                  37

         Item 4.  Submission of Matters to a Vote of the Security Holders          37

         Item 5.  Other Information                                                37

         Item 6.  Exhibits and Reports on Form 8-K                                 37

                         PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS
CRITICAL PATH, INC.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      December 31,       March 31,
                                                                                          1999             2000
                                                                                      ------------      -----------
                                                                                                        (unaudited)
ASSETS

Current Assets
     Cash and cash equivalents                                                        $    75,932       $   348,052
     Restricted cash                                                                          325               325
     Accounts receivable, net                                                              10,147            24,352
     Other current assets                                                                  40,800             9,306
                                                                                      -----------       -----------
          Total current assets                                                            127,204           382,035

     Investments                                                                           18,426            12,699
     Notes receivable from officers                                                           669               836
     Property and equipment, net                                                           52,517            66,877
     Intangible assets, net                                                               474,297         1,210,111
     Other assets                                                                             692             9,325
                                                                                      -----------       -----------
          Total assets                                                                $   673,805       $ 1,681,883
                                                                                      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                                 $    35,621       $    36,736
     Accrued expenses                                                                       7,120            12,655
     Deferred revenue, current                                                              1,603            12,897
     Capital lease and other obligations, current                                           6,585             8,259
                                                                                      -----------       -----------
          Total current liabilities                                                        50,929            70,547

     Convertible subordinated notes payable                                                    --           300,000
     Deferred revenue, long-term                                                              215               203
     Capital lease and other obligations, long-term                                         5,669            10,967
                                                                                      -----------       -----------
          Total liabilities                                                                56,813           381,717
                                                                                      -----------       -----------

Commitments and contingencies

Shareholders' Equity
     Preferred Stock and paid-in-capital, $0.001 par value
          Shares authorized: 5,000
          Shares issued and outstanding:  none                                                 --                --
     Common Stock and paid-in-capital, $0.001 par value
          Shares authorized: 150,000
          Shares issued and outstanding:  46,937 and 61,984
            (net of 134 treasury shares at cost of $229)                                  864,699         1,633,261
     Notes receivable from shareholders                                                    (1,154)           (1,167)
     Unearned compensation                                                               (124,906)         (130,454)
     Accumulated deficit, including other comprehensive income                           (121,647)         (201,474)
                                                                                      -----------       -----------
          Total shareholders' equity                                                      616,992         1,300,166
                                                                                      -----------       -----------
          Total liabilities and shareholders' equity                                  $   673,805       $ 1,681,883
                                                                                      ===========       ===========



       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

CRITICAL PATH, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Three Months Ended March 31                        1999           2000
                                                 --------       --------
                                                       (unaudited)
Net revenues
     Licenses                                    $     --       $ 11,070
     Services                                       1,049         13,483
                                                 --------       --------
         Total net revenues                         1,049         24,553
                                                 --------       --------
Cost of net revenues
     Licenses                                          --          1,007
     Services                                       1,914         14,340
     Amortization of purchased technology              --          2,114
     Acquisition-related retention bonuses             --            390
     Stock-based expenses                             446            493
                                                 --------       --------
         Total cost of net revenues                 2,360         18,344
                                                 --------       --------
Gross profit (loss)                                (1,311)         6,209
                                                 --------       --------
Operating expenses
     Sales and marketing                            1,984         13,605
     Research and development                       1,379          6,323
     General and administrative                     1,550          6,766
     Acquisition-related retention bonuses             --          2,679
     Amortization of intangible assets                 --         47,699
     Stock-based expenses                          11,657          6,703
                                                 --------       --------
         Total operating expenses                  16,570         83,775
                                                 --------       --------

Loss from operations                              (17,881)       (77,566)

Interest and other income, net                        351          1,258
Interest expense                                      (64)          (274)
                                                 --------       --------

Loss before income taxes                          (17,594)       (76,582)

Provision for income taxes                             --           (360)
                                                 --------       --------
Net loss                                         $(17,594)      $(76,942)
                                                 ========       ========
Net loss per share - basic and diluted           $  (2.51)      $  (1.52)
                                                 ========       ========
Weighted average shares - basic and diluted         7,011         50,570
                                                 ========       ========

  The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

CRITICAL PATH, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

Three Months Ended March 31                                         1999            2000
                                                                  ---------       ---------
                                                                         (unaudited)
Operations
      Net loss                                                    $ (17,594)      $ (76,942)
      Provision for doubtful accounts                                    24             330
      Depreciation and amortization                                     626           6,191
      Amortization of intangible assets                                  --          49,813
      Amortization of stock-based costs and expenses                 12,210           7,212
      Accounts receivable                                              (415)         (3,394)
      Other assets                                                     (741)          2,401
      Accounts payable                                                1,927          (6,937)
      Accrued expenses                                                 (167)          4,088
      Deferred revenue                                                 (500)            (57)
                                                                  ---------       ---------
         Net cash used in operating activities                       (4,630)        (17,295)
                                                                  ---------       ---------
Investing
      Notes receivable from officers                                   (170)           (100)
      Property and equipment purchases                                 (659)        (11,046)
      Investments in unconsolidated entities, net                        --           3,000
      Payments for acquisitions, net of cash acquired                    --          (5,549)
      Repayment of promissory note receivable                            --          10,000
                                                                  ---------       ---------
         Net cash used in investing activities                         (829)         (3,695)
                                                                  ---------       ---------
Financing
      Proceeds from issuance of Preferred Stock, net                 12,496              --
      Proceeds from issuance of Common Stock, net                     1,303           3,851
      Proceeds from convertible debt offering, net                       --         290,250
      Principal payments on lease obligations                          (398)           (823)
      Purchase of treasury stock                                       (227)             --
                                                                  ---------       ---------
         Net cash provided by financing activities                   13,174         293,278
                                                                  ---------       ---------
Net change in cash and cash equivalents                               7,715         272,288
Effect of exchange rates on cash and cash equivalents                    --            (168)
Cash and cash equivalents at beginning of period                     14,791          75,932
                                                                  ---------       ---------
Cash and cash equivalents at end of period                        $  22,506       $ 348,052
                                                                  =========       =========


  The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements ("Financial Statements") of Critical Path, Inc. and Subsidiaries (the "Company" or "Critical Path") furnished herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for each interim period presented. All adjustments are normal recurring adjustments. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, presented in the Company's 1999 Annual Report on Form 10-K/A. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - ACQUISITIONS AND JOINT VENTURE

ISOCOR CORPORATION

On January 19, 2000, the Company acquired ISOCOR Corporation ("ISOCOR"), a leading supplier of Internet messaging, directory and meta-directory software solutions. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon an independent valuation using a combination of methods, including an income approach for the acquired existing and in-process technologies and the customer base, and a replacement cost approach for the value of the assembled workforce.

The total purchase price of approximately $274.9 million consisted of $226.7 million of the Company's Common Stock (5,043,054 shares), assumed stock options with a fair value of $37.2 million, and other acquisition related expenses of approximately $11.0 million, consisting primarily of payments for

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

financial advisory and other professional fees. Of the total purchase price, $18.7 million was allocated to net tangible assets, and the remainder was allocated to intangible assets, including in-process technology ($200,000), existing technology ($18.3 million), customer base ($9.8 million), assembled workforce ($3.4 million) and goodwill ($224.5 million). The acquired in-process technology was recognized as research and development expense in the period the transaction was consummated. The fair value of other acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years.

The ISOCOR acquisition was recognized as follows:

                                                               (In thousands)
     Fair value of assets acquired                             $  290,176
     Liabilities assumed                                          (15,291)
     Fair value of Common Stock and options issued               (263,885)
                                                               -----------
     Cash paid, including acquisition costs                        11,000
     Less: cash acquired                                           18,989
                                                               ----------
     Net cash acquired                                         $    7,989
                                                               ==========

THE DOCSPACE COMPANY

On March 8, 2000, the Company acquired all outstanding stock of The docSpace Company ("docSpace"), a provider of Web-based services for secure file delivery, storage and collaboration. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon an independent valuation using a combination of methods, including a cost approach for the acquired existing technology, and the replacement cost approach for the value of the assembled workforce.

The total purchase price of $258.0 million consisted of $30.0 million cash, Common Stock (3,805,820 shares) valued at $218.0 million, and other acquisition costs of approximately $10.0 million. Of the total purchase price, approximately $7.1 million has been allocated to net tangible liabilities and the remainder has been allocated to intangible assets, including assembled workforce ($500,000), existing technology ($21.5 million), and goodwill ($243.1 million). The fair value of acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years.

The docSpace acquisition was recognized as follows:

                                                                 (In thousands)
     Fair value of assets acquired                               $  266,128
     Liabilities assumed                                             (8,154)
     Fair value of Common Stock issued                             (217,979)
                                                                 -----------
     Cash paid, including acquisition costs                          39,995
     Less: cash acquired                                                153
                                                                 ----------
     Net cash paid                                               $   39,842
                                                                 ==========

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

REMARQ COMMUNITIES, INC.

On March 30, 2000, the Company acquired RemarQ Communities, Inc. ("RemarQ"), a provider of Internet collaboration services for corporations, Web portals and Internet service providers. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $267.6 million, consisted of Common Stock (3,868,450 shares) valued at $259.3 million, assumed stock options with an estimated fair market value of $7.7 million, and other acquisition related expenses of approximately $600,000, consisting primarily of payments for legal and other professional fees. Of the total purchase price, approximately $7.8 million was allocated to net tangible assets, and the remainder was allocated to intangible assets, including existing technology ($4.5 million), assembled workforce ($3.3 million), customer base ($5.9 million), and goodwill totaling ($246.1 million). The fair value of the acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of two to three years. Goodwill is being amortized using the straight-line method over three years.

The RemarQ acquisition was recognized as follows:

                                                               (In thousands)
         Fair value of assets acquired                         $  279,033
         Liabilities assumed                                      (11,453)
         Fair value of Common Stock and options issued           (267,000)
                                                               -----------
         Cash paid, including acquisition costs                       580
         Less: cash acquired                                       11,203
                                                               ----------
         Net cash acquired                                     $   10,623
                                                               ==========

Pro Forma Results

The following unaudited pro forma information presents the Company's consolidated results of operations for the three months ended March 31, 1999 and 2000, as if the acquisitions had been consummated at the beginning of each period. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets and the accretion of the acquisition-related retention bonuses.

         Three Months Ended March 31                   1999              2000
                                                       ----              ----
         (in thousands, except per share data)
         Net revenues                                   9,423            27,962
         Net loss                                     (89,293)         (130,874)
         Net loss per share -
           basic and diluted                            (4.95)            (2.31)

The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

CRITICAL PATH PACIFIC

The Company has signed a memorandum of understanding to enter into a joint venture with Mitsui and Co., Ltd. and NTT Communications Corporation to bring messaging solutions to Japan. The Company's ownership in the joint venture upon inception will be 40%. The Company will account for its investment in this joint venture using the equity method.

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - ACQUISITION-RELATED RETENTION BONUS

In connection with the acquisitions of dotOne Corporation ("dotOne"), Amplitude Software Corporation ("Amplitude"), Xeti, Inc. ("Xeti"), FaxNet Corporation ("FaxNet"), ISOCOR, and docSpace, the Company established a retention bonus program in the aggregate amount of $20.7 million to provide incentives for certain former employees of these companies to continue their employment with Critical Path. Payment of bonuses to the listed employees will occur one year following the date of acquisition, unless the listed employees voluntarily terminate their employment with the Company prior to the respective acquisition's one-year anniversary. The aggregate amount of the eligible bonuses is reduced for the bonus amount allocated to each former dotOne, Amplitude, Xeti, FaxNet, ISOCOR, and docSpace employee that chooses to terminate his or her employment with the Company. A ratable share of the adjusted eligible bonus amount will be accrued and charged to compensation expense over the respective 12-month period commencing on the date the bonuses are granted. As of March 31, 2000, the aggregate, adjusted eligible bonus amount was $18.3 million, and the amount recognized as compensation expense was $3.1 million during the three months then ended. Based on the functions of the employees scheduled to receive acquisition-related retention bonuses, $390,000 of the compensation charge was allocated to cost of net revenues and the remaining $2.7 million was allocated to operating expenses.


NOTE 4 - INTANGIBLE ASSETS

                                                December 31,            March 31,
         (In thousands)                             1999                  2000
                                                    ----                  ----
         Goodwill                                $  475,368           $ 1,192,425
         Customer list                               12,800                28,500
         Assembled workforce                          6,960                14,160
         Existing technology                          9,940                55,640
         Patent license                               1,488                 1,488
                                                   ---------          -----------
                                                    506,556             1,292,213
         Less:  accumulated amortization            (32,259)              (82,102)
                                                 -----------          ------------
             Intangible assets, net              $  474,297           $ 1,210,111
                                                 ==========           ============

Related amortization of intangible assets was $49.8 million during the three months ended March 31, 2000. There was no amortization of intangible assets during the first quarter of 1999.


NOTE 5 - BORROWINGS

On March 30, 2000, the Company issued $300 million of five-year, 5.75% Convertible Subordinated Notes ("Notes") due April 1, 2005, to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Holders may convert the Notes into shares of Critical Path's Common Stock at any time before their maturity or the business day before their redemption or repurchase by Critical Path. The conversion rate is 9.8546 shares per $1,000 principal amount of Notes, subject to adjustment in certain circumstances. This rate is equivalent to a conversion price of approximately $101.48 per share.

The Company incurred approximately $10.8 million in debt issuance costs, consisting primarily of payments for an underwriting discount and legal and other professional fees. These costs have been capitalized and will be recognized as a component of interest expense on a straight-line basis over the five-year term of the Notes.

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest is payable on April 1 and October 1 of each year with the first interest payment due on October 1, 2000. The Notes are subordinated in right of payment to all senior debt of Critical Path and effectively subordinated to all existing and future debt and all other liabilities of Critical Path's subsidiaries.

On or after the third business day after April 1, 2003, through March 31, 2004, the Company has the option to redeem all or a portion of the Notes that have not been previously converted at the redemption price equal to 102.30% of the principal amount. During the period from April 1, 2004 through March 31, 2005, the Company has the option to redeem all or a portion of the Notes that have not been previously converted at the redemption price equal to 101.15% of the principal amount. Thereafter the redemption price is equal to 100% of principal amount. The Notes are non-callable for three years. In the event of a "Change in Control," as defined in the Notes' Offering Circular, the Holders have the option of requiring the Company to repurchase any Notes held at a price of 100% of the principal amount of the Notes plus accrued interest to the date of repurchase.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Contingencies

On March 8, 2000, the Company acquired docSpace, which is involved in a patent infringement action with Tumbleweed Communications Corp. The lawsuit relates to a Tumbleweed patent that describes an apparatus for delivering documents via the Internet. The Company has denied the allegations of infringement and has counterclaimed for violations of the antitrust laws and related state law claims. Both parties have moved for summary judgement. This case is in the preliminary phase and the Company is not currently able to assess the impact, if any, on its financial position or results of operations.

The Company is party to various legal proceedings in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position, results of operations, or operating cash flow.


NOTE 7 - SHAREHOLDERS' EQUITY

WARRANTS

America Online/ICQ

In January of 1999, the Company entered into an agreement with ICQ, Inc. ("ICQ"), a subsidiary of America Online, Inc., pursuant to which the Company provides email hosting services that are integrated with ICQ's instant messaging service provided to ICQ's customers. As part of the agreement, ICQ agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase 2,442,766 shares of the Company's Common Stock, issuable upon attainment of each of five milestones.

As of March 31, 2000, four of the five milestones had been attained.
Aggregate charges to stock-based expenses of $7.9 million and $2.1 million were recorded during the three-month periods ended March 31, 1999 and 2000, respectively, related to these warrants. The remaining shares underlying the fifth milestone were remeasured using the March 31, 2000, closing price of the Company's Common Stock of $85.00 resulting in a revised aggregate fair value of all vested and unvested warrants of $94.6 million.

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Qwest Communications Corporation

In October of 1999, the Company entered into an agreement with Qwest Communications Corporation ("Qwest"), a telecommunications company, pursuant to which the Company provides email hosting services to Qwest's customers. As part of the agreement, Qwest agreed to provide sub-branded advertising for Critical Path in exchange for warrants to purchase up to a maximum of 3,534,540 shares of Common Stock upon attainment of each of six milestones.

As of March 31, 2000, only the first of the six milestones had been attained. None of the remaining milestones are considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones have not been recognized. During the three-month period ended March 31, 2000, $1.9 million was charged to stock-based expense related to these vested warrants.

Worldsport Network Ltd.

In December of 1999, the Company entered into an agreement with Worldsport Network Ltd. ("Worldsport"), the sole and exclusive provider of Internet solutions for the General Association of International Sports Federations ("GAISF") and a majority of the international federations it recognizes. Worldsport offers Critical Path's advanced Web-based email and calendaring services to the entire GAISF network and its members. As part of the agreement, Worldsport agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase up to a 1.25% equity interest in the Company on a fully diluted basis upon attainment of each of five milestones.

As of March 31, 2000, none of the milestones were considered probable and as a result, the fair value associated with these warrants has not been recognized.

In January of 2000, the docSpace Company entered into an agreement with a major telecommunications company ("Telco") pursuant to which the docSpace Company would provide secure messaging services to the Telco's customers. As part of the agreement, Telco agreed to provide marketing, publicity, and promotional services to docSpace. As a result of the completion of the Company's acquisition of docSpace, Critical Path assumed warrants that allowed Telco to purchase up to a maximum of 349,123 shares of Common Stock upon attainment of each of three milestones.

Subsequent to the acquisition, the Company entered into discussions with Telco to modify its relationship. Accordingly, the vesting provisions of the proposed agreement are being modified to reflect the requirements of the new relationship.

As of March 31, 2000, none of the vesting milestones had been attained; however, the Company believes that all shares underlying these warrants are probable of issuance. As a result, the shares underlying these milestones were remeasured using the March 31, 2000, closing price of the Company's Common Stock of $85.00, resulting in a revised fair value of the warrants of $25.9 million. The fair value of the warrants will be recognized on a straight-line basis over the greater of the term of the contract or the expected period of benefit of the strategic relationship. During the three-month period ended March 31, 2000, no amount has been recognized as stock-based expense related to these warrants.

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows:

     Three months Ended March 31                             1999              2000
     (In thousands)                                          ----              ----
     Net loss                                           $ (17,594)       $(76,942)
     Unrealized investment losses                            -             (2,717)
     Foreign currency translation adjustments                -               (168)
                                                        ----------       ---------
     Comprehensive loss                                 $ (17,594)       $(79,827)
                                                        ==========       =========

Accumulated other comprehensive loss consists of unrealized gains (losses) on available-for-sale securities, net of tax, and cumulative translation adjustments, as presented on the accompanying consolidated balance sheet.


NOTE 9 - NET LOSS PER SHARE

Net loss per share is calculated as follows:

    Three months Ended March 31                                 1999               2000
    (in thousands, except per share amounts)                    ----               ----
    Net loss                                               $(17,594)          $(76,942)
                                                           --------           --------
    Weighted average shares outstanding                      10,405             53,495
    Weighted average shares subject
         to repurchase agreements                            (3,394)            (1,857)
    Weighted average shares held in escrow
         related to acquisitions                                 --             (1,068)
                                                           --------           --------
    Shares used in computation of basic and
         diluted loss per share                               7,011             50,570
                                                           ========           ========
    Net loss per share - basic and diluted                 $  (2.51)          $  (1.52)
                                                           ========           ========

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 1999 and 2000, approximately 16.0 million and 31.0 million potential common shares, respectively, were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Critical Path, Inc., and Subsidiaries ("Company" or "Critical Path") should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included herein, as well as the Company's 1999 Annual Report on Form 10-K/A. The following discussion contains forward-looking statements. The Company's actual results may differ significantly from those projected in these forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, future enhancements of our service and product offerings, potential expansion of our employee base and operating assets, acquisitions, competition, development of new strategic relationships, opening of new data centers and sales offices, additional investments in technology, and those discussed in "Additional Factors That May Affect Future Operating Results" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.


OVERVIEW

Critical Path is the leading global provider of complete end-to-end Internet messaging and collaboration solutions for wireless, Internet-centric, telecommunication and corporate businesses. Through its allsourcing strategy, Critical Path is the only advanced messaging provider to offer businesses the flexibility to outsource, midsource or insource all or part of their messaging and collaboration applications. Critical Path has built an industry-leading global infrastructure with data centers connected to key Internet exchange points. The Company is headquartered in San Francisco, with offices in locations nationwide and in Canada, Germany, England, Ireland, France, Denmark, Italy, Switzerland, Brazil and Argentina. The Company was founded in February 1997.

ACQUISITIONS

ISOCOR CORPORATION. On January 19, 2000, the Company acquired ISOCOR Corporation ("ISOCOR"), a leading supplier of Internet messaging, directory and meta-directory software solutions. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon an independent valuation using a combination of methods, including an income approach for the acquired existing and in-process technologies and the customer base, and a replacement cost approach for the value of the assembled workforce.

The total purchase price of approximately $274.9 million consisted of $226.7 million of the Company's Common Stock (5,043,054 shares), assumed stock options with a fair value of $37.2 million, and other acquisition related expenses of approximately $11.0 million, consisting primarily of payments for financial advisory and other professional fees. Of the total purchase price, $18.7 million was allocated to net tangible assets, and the remainder was allocated to intangible assets, including in-process technology ($200,000), existing technology ($18.3 million), customer base ($9.8 million), assembled workforce ($3.4 million) and goodwill ($224.5 million). The acquired in-process technology was recognized as research and development expense in the period the transaction was consummated. The fair value of the other acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years.

THE DOCSPACE COMPANY. On March 8, 2000, the Company acquired all outstanding stock of The docSpace Company ("docSpace"), a provider of Web-based services for secure file delivery, storage and collaboration. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon an independent valuation using a combination of methods, including a cost approach for the acquired existing technology, and the replacement cost approach for the value of the assembled workforce.

The total purchase price of $258.0 million consisted of $30.0 million cash, Common Stock (3,805,820 shares) valued at $218.0 million, and other acquisition costs of approximately $10.0 million. Of the total purchase price, approximately $7.1 million has been allocated to net tangible liabilities and the remainder has been allocated to intangible assets, including assembled workforce ($500,000), existing technology ($21.5 million), and goodwill ($243.1 million). The fair value of the acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years.

REMARQ COMMUNITIES, INC. On March 30, 2000, the Company acquired all outstanding stock of RemarQ Communities, Inc. ("RemarQ"), a provider of Internet collaboration services for corporations, Web portals and Internet service providers. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $267.6 million consisted of Common Stock (3,868,450 shares) valued at $259.3 million, assumed stock options valued at approximately $7.7 million, and other acquisition related expenses of approximately $600,000. Of the total purchase price, approximately $7.8 million has been allocated to net tangible assets and the remainder was allocated to intangible assets, including existing technology ($4.5 million), assembled workforce ($3.3 million), customer base ($5.9 million), and goodwill totaling approximately ($246.1 million). The fair value of the acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

estimated useful lives of two to three years. Goodwill is being amortized using the straight-line method over three years.

WARRANTS

America Online/ICQ. In January of 1999, the Company entered into an agreement with ICQ, Inc. ("ICQ"), a subsidiary of America Online, Inc., pursuant to which the Company provides email hosting services that are integrated with ICQ's instant messaging service provided to ICQ's customers. As part of the agreement, ICQ agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase 2,442,766 shares of Series B Preferred Stock, issuable upon attainment of each of five milestones.

As of March 31, 2000, four of the five milestones had been attained. Aggregate charges to stock-based expenses of $7.9 million and $2.1 million were recorded during the three-month periods ended March 31, 1999 and 2000, respectively, related to these warrants. The remaining shares underlying the fifth milestone were remeasured using the March 31, 2000, closing price of the Company's Common Stock of $85.00 resulting in a revised aggregate fair value of all vested and unvested warrants of $94.6 million.

Qwest Communications Corporation. In October of 1999, the Company entered into an agreement with Qwest Communications Corporation ("Qwest"), a telecommunications company, pursuant to which the Company provides email hosting services to Qwest's customers. As part of the agreement, Qwest agreed to provide sub-branded advertising for Critical Path in exchange for warrants to purchase up to a maximum of 3,534,540 shares of Common Stock upon attainment of each of six milestones.

As of March 31, 2000, only the first of the six milestones had been attained. None of the milestones are considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones have not been recognized. During the three-month period ended March 31, 2000, $1.9 million was charged to stock-based expense related to these vested warrants.

Worldsport Network Ltd. In December of 1999, the Company entered into an agreement with Worldsport Network Ltd. ("Worldsport"), the sole and exclusive provider of Internet solutions for the General Association of International Sports Federations ("GAISF") and a majority of the international federations it recognizes. Worldsport offers Critical Path's advanced Web-based email and calendaring services to the entire GAISF network and its members. As part of the agreement, Worldsport agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase up to a 1.25% equity interest in the Company on a fully diluted basis upon attainment of each of five milestones.

As of March 31, 2000, none of the milestones were considered probable and as a result, the fair value associated with these warrants has not been recognized.

In January of 2000, the docSpace Company entered into an agreement with a major telecommunications company ("Telco"), pursuant to which the docSpace Company would provide secure messaging services to the Telco's customers. As part of the agreement, Telco agreed

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

to provide marketing, publicity, and promotional services to docSpace. As a result of the completion of the Company's acquisition of docSpace, Critical Path assumed warrants that allowed Telco to purchase up to a maximum of 349,123 shares of Common Stock upon attainment of each of three milestones.

Subsequent to the acquisition, the Company entered into discussions with Telco to modify its relationship. Accordingly, the vesting provisions of the proposed agreement are being modified to reflect the requirements of the new relationship.

As of March 31, 2000, none of the vesting milestones had been attained; however, the Company believes that all shares underlying these warrants are probable of issuance. As a result, the shares underlying these milestones were remeasured using the March 31, 2000, closing price of the Company's Common Stock of $85.00, resulting in a revised fair value of the warrants of $25.9 million. The fair value of the warrants will be recognized on a straight-line basis over the greater of the term of the contract or the expected period of benefit of the strategic relationship. During the three-month period ended March 31, 2000, no amount has been recognized as stock-based expense related to these warrants.

The Company believes that each of its warrant agreements could have a significant current and potential future impact on the Company's results of operations. The Company expects that future changes in the trading price of the Company's Common Stock at the end of each quarter, and at the time certain milestones are considered probable and achieved, may cause additional substantial changes in the ultimate amount of the related stock-based charges.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

In view of the rapidly evolving nature of the Company's business, recent acquisitions, and limited operating history, the Company believes that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At March 31, 2000, the Company had 921 employees, in comparison with 488 employees at December 31, 1999 and 182 at March 31, 1999. The Company does not believe that its historical growth rates for revenue, expenses, or personnel are indicative of future results.

NET REVENUES

Net revenues increased to $24.6 million during the first quarter of 2000 from $1.0 million during the same period in 1999. In addition to the impact from the Company's acquisitions, this increase in net revenue resulted from a substantial increase in the number of email boxes the Company hosted during the first quarter of 2000 in comparison with the first quarter of the previous year. The Company also recognized $11.1 million from licensing its software products during the first quarter of 2000 as compared to no license revenues in the first quarter of 1999. The Company's international operations accounted for approximately 50% of net revenues during the first quarter of 2000.

In connection with certain customer contracts executed in 1998, the Company granted warrants and stock purchase rights to purchase Series B Convertible Preferred Stock. The fair value of these warrants and stock purchase rights, determined using the Black-Scholes option-pricing model, was recognized ratably as a sales discount over the terms of the respective agreements. Amortization of this discount amounted to $106,000 for the first quarter of 1999, and had no impact on the first quarter of 2000.


COST OF NET REVENUES

Services. Cost of net services revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, customer support functions and professional services including custom engineering, installation and training services, and other direct and allocated indirect costs.

Licenses. Cost of net license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs associated with the assembly operation, and third-party royalties relating to licensed technology.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

During the first quarter of 2000, total cost of net revenues was $18.3 million, or 75% of net revenues, in comparison with costs of $2.4 million, or 225% of net revenues, for the first quarter of 1999. During the first quarter of 2000, the Company added eight new hosted mail clusters to its data centers, expanding the capacity of its hosting network to manage it current customer needs and anticipated growth. Additional costs were incurred during the first quarter of 2000 to add technology platforms for new service offerings. As a result of these significant acquisitions of equipment, depreciation expense for such equipment during the first quarter of 2000 increased substantially in comparison with the same quarter in 1999.

Cost of net revenues was also impacted by the increased compensation and other personnel costs resulting from the additional headcount added through the Company's eight acquisitions completed during the last 12 month period, and through its continued efforts to enhance its complete end-to-end messaging services. Operations, customer support, and professional services staff increased from 50 employees at March 31, 1999, to 304 employees at March 31, 2000.

During the quarter ended March 31, 2000, the Company recognized stock-based charges associated with employee stock options in the amount of $493,000. In addition, charges associated with amortization of acquired technology and acquisition-related retention bonuses in the amounts of $2.1 million and $390,000, respectively, were also recognized in cost of net revenues during the first quarter of 2000.


OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expenses during the quarter ended March 31, 2000, amounted to $13.6 million, or 55% of net revenues, in comparison with approximately $2.0 million, or 189% of net revenues, during the first quarter in 1999. Increases in marketing and promotional expenses, incentive compensation payments to sales personnel, and increases in compensation associated with additional headcount accounted for the increase in sales and marketing expenses. Sales and marketing staff increased from 61 employees to 282 employees at March 31, 1999 and 2000, respectively.

Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, and, to a lesser extent, related overhead. The Company recognizes research and development expenses, including in-process research and development costs, as they are incurred. Research and development expenses amounted to $6.3 million, or 26% of net revenues, during the quarter ended March 31, 2000, in comparison with $1.4 million, or 131% of net revenues, for the first quarter of 1999.

These significant increases resulted primarily from increases in personnel as the Company continues to develop and enhance its messaging service and product offerings and to develop new electronic messaging services and products. Research and development staff increased from 52 employees to 209 employees at March 31, 1999 and 2000, respectively.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expenses amounted to approximately $6.8 million, or 28% of net revenues, during the quarter ended March 31, 2000, in comparison with $1.6 million, or 148% of net revenues, during the first quarter of 1999. These increases were attributable primarily to increases in compensation associated with additional headcount and higher fees for outside professional services. General and administrative staff increased from 19 employees to 126 employees at March 31, 1999 and 2000, respectively.

Acquisition-Related Bonus Program

In connection with the acquisitions of dotOne Corporation ("dotOne"), Amplitude Software Corporation ("Amplitude"), Xeti, Inc. ("Xeti"), FaxNet Corporation ("FaxNet"), ISOCOR, and docSpace, the Company established a retention bonus program in the aggregate amount of $20.7 million to provide incentives for certain former employees of these companies to continue their employment with Critical Path. Payment of bonuses to the listed employees will occur one year following the date of acquisition, unless the listed employees voluntarily terminate their employment with the Company prior to the respective acquisition's one-year anniversary. The aggregate amount of the eligible bonuses is reduced for the bonus amount allocated to each former dotOne, Amplitude, FaxNet, ISOCOR, and docSpace employee that chooses to terminate his or her employment with the Company. A ratable share of the adjusted eligible bonus amount will be accrued and charged to compensation expense over the respective 12-month period commencing on the date the bonuses are granted. As of March 31, 2000, the aggregate, adjusted eligible bonus amount was $18.3 million, and the amount recognized as compensation expense was $3.1 million during the three months then ended. Based on the functions of the employees scheduled to receive acquisition-related retention bonuses, $390,000 of the compensation charge was allocated to cost of net revenues and the remaining $2.7 million was allocated to operating expenses.

Amortization of Intangible Assets

In connection with its acquisitions of the Connect Service business of Fabrik Communications ("Fabrik"), dotOne, Amplitude, Xeti, FaxNet, ISOCOR, docSpace and RemarQ accounted for under the purchase method of accounting, the Company recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. Other intangible assets primarily include assembled workforce, customer base and existing technology. The aggregate amortization of these intangibles was $49.8 million during the first quarter of 2000. There were no acquisitions during the first quarter of 1999. The Company anticipates that future amortization of intangibles associated with its 1999 and first quarter 2000 acquisitions will continue to be amortized on a straight-line basis over their expected useful lives ranging from two to eight years.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

It is likely that the Company will continue to expand its business through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related costs.

Stock-Based Expenses

In connection with certain stock option grants and Common Stock issuances during the years ended December 31, 1998 and 1999, the Company recognized unearned compensation totaling $19.9 million and $22.3 million, respectively, which is being amortized over the vesting periods of the related options. Amortization expense recognized during the first quarters of 1999 and 2000 totaled approximately $3.7 million and $3.2 million, respectively. Approximately $446,000 and $493,000 of amortized unearned compensation was allocated to cost of net revenues, and the remaining $3.2 million and $2.7 million was amortized to operating expenses for the quarters ended March 31, 1999 and 2000, respectively.

The Company incurred stock-based expenses for warrants the Company granted to ICQ (a subsidiary of AOL), Qwest, AT&T and a lessor and for Common Stock issued to one other strategic partner. Amortization of the fair value of these warrants and Common Stock resulted in stock-based expenses of approximately $8.4 million and $4.0 million for the quarters ended March 31, 1999 and 2000, respectively. The decrease in amortization expense during the period resulted from the decrease in the market price of the Company's Common Stock as of March 31, 2000.

Interest and Other Income and Interest Expense

Interest and other income consists primarily of interest earnings on cash and cash equivalents as well as net realized gains (losses) on foreign exchange transactions. Interest income amounted to $351,000 million and $1.1 million during the quarters ended March 31, 1999 and 2000, respectively. The Company completed private placements of equity securities in April 1998, September 1998, and January 1999, and closed public offerings of Common Stock in April 1999 and June 1999. As a result, interest income increased significantly during the latter half of 1999 and into 2000 in comparison with early 1999 due to higher cash balances available for investing. The Company also recognized net realized gains from foreign exchange transactions associated with its international operations in the amount of $170,000 during the first quarter of 2000.

During the quarters ended March 31, 1999 and 2000, the Company incurred interest expense on capital lease obligations and stock-based charges in the amount of $64,000 and $274,000, respectively, of which $48,000 and $258,000 related to the amortization of stock-based charges and the remainder to interest payments on capital lease obligations. The Company expects to incur significant interest charges on a quarterly basis on the amounts outstanding under its $300 million five-year, 5.75% Convertible Subordinated Notes due April 1, 2005, issued on March 30, 2000.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Income Taxes

No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses from its inception through March 31, 2000. The Company recognized a provision for foreign income taxes during the first quarter of 2000 in the amount of $360,000 as certain of the Company's European operations generated income taxable in certain jurisdictions. As of December 31, 1999, the Company had approximately $94.9 million of federal and state net operating loss carryforwards, which expire in varying amounts through 2019 and 2005, respectively, available to offset future taxable income. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. For example, the amount of net operating losses that the Company may utilize in any one year would be limited in the presence of a cumulative ownership change of more than 50% over a three-year period. At December 31, 1999, the Company also had research and development credit carryforwards of approximately $1.2 million and $717,000 for federal and state purposes, respectively. These research and development credit carryforwards begin to expire through 2019 for federal purposes, and do not expire for state purposes. Because there is significant doubt as to whether the Company will realize any benefit from this deferred tax asset, the Company has established a full valuation allowance as of December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company invests excess cash primarily in money market funds and other highly liquid securities with maturities of less than 90 days with the intent to make such funds readily available for operating purposes. During the quarter ended March 31, 2000, the Company's cash and cash equivalents increased by approximately $272.1 million.

For the quarter ended March 31, 2000, the Company used $17.3 million in cash to fund operating activities primarily due to its net loss adjusted for non-cash costs, notably the amortization of intangibles resulting from the Company's acquisitions. For the quarter ended March 31, 1999, the Company used $4.6 million to fund operating activities primarily due to its net loss adjusted for non-cash costs, notably the amortization of unearned compensation resulting from the issuance of warrants and other stock-based compensation arrangements.

Cash used in investing activities during the quarter ended March 31, 2000, was approximately $3.7 million. The Company disbursed $11.0 million to purchase property and equipment. Installation of network infrastructure equipment in the Company's data centers, licenses of new software platforms, and purchases of furniture and equipment for new employees accounted for the significant increase in capital expenditures. The Company expects that investments in property and equipment will continue to grow as the Company seeks to increase its capacity to provide end-to-end messaging and collaboration services. In addition, the Company completed its acquisitions of ISOCOR, docSpace and RemarQ during the first quarter of 2000, and as a result, expended approximately $5.5 million in cash proceeds and other acquisition costs, net of cash received. Furthermore, the Company advanced approximately $100,000 to an officer pursuant to a promissory note. These uses of cash were offset by the receipt of $10.0 million previously advanced to a privately-held company pursuant to a promissory note. During the first quarter of 1999, the Company issued $170,000 in notes to certain officers of the Company and capital expenditures totaled $659,000.

Cash from financing activities during the quarter ended March 31, 2000, was $293.3 million. The Company received $290.3 million in net proceeds from the sale of its $300 million five-year, 5.75% Convertible Subordinated Notes due April 2005, as well as approximately $3.9 million from the exercise of stock options. These increases were offset by payments totaling $823,000 to retire principal on capital lease obligations. During the quarter ended March 31, 1999, the Company completed the second round of the Series B Convertible Preferred Stock financing through the issuance of approximately 3.2 million shares, including 454,544 shares issued pursuant to outstanding stock purchase rights, for net proceeds of $12.5 million. Also in January 1999, the Company sold 1,090,909 shares of Common Stock for net proceeds of $1.3 million. In addition, the Company paid $898,000 to retire principal on capital lease obligations and $227,000 to purchase treasury stock.

The Company currently has no material commitments other than those under operating lease arrangements. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception and anticipates that this will continue in the future. The Company expects to incur capital expenditures of approximately $25.0 million during the remaining nine months of 2000, including significant cash expenditures in connection with its financial accounting integration system.

Additionally, the Company will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to those of the Company, which may require the use of cash. In the first quarter of 2000, the company completed its acquisitions of ISOCOR, docSpace and RemarQ and as a result, expended approximately $46.6 million in cash consisting of approximately $25.0 million in consideration and $21.6 million in other acquisition costs, consisting primarily of financial advisory and other professional fees. The Company expects that future acquisitions of businesses and other strategic assets will require considerable outlays of capital. Management believes that existing capital resources will enable it to maintain current and planned operations for at least the next 12 months. However, operating and investing activities on a long-term basis may require the Company to seek additional equity or debt financing.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

WE HAVE A HISTORY OF LOSSES, EXPECT CONTINUING LOSSES AND WE MAY NEVER ACHIEVE PROFITABILITY.

As of March 31, 2000, we had an accumulated deficit of approximately $206.4 million. We have not achieved profitability in any period, and expect to continue to incur net losses for the foreseeable future. We expect that our operating expenses will increase as we spend resources on building our business and that this increase may have a negative effect on operating results and financial condition in the near term.

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

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

        - Demand for outsourced messaging services;

        - Demand for licensing of messaging, directory, and other products;

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

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

In addition to the factors set forth above, operating results will be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, we have incurred and expect to continue to incur substantial non-cash charges associated with the grant of warrants to our customers and other parties with which we have commercial relationships. For example, we recognized a $2.1 million non-cash charge to advertising expense during the first quarter of 2000 in connection with the amortization of a warrant to ICQ, a subsidiary of America Online.

Period-to-period comparisons of operating results are not a good indication of future performance. It is likely that operating results in some quarters will be below market expectations. In this event, the price of our Common Stock is likely to decline.

FURTHER ACQUISITIONS COULD RESULT IN DILUTION, OPERATING DIFFICULTIES AND OTHER CONSEQUENCES.

We expect to acquire or invest in additional businesses, products, services and technologies that complement or augment our service offerings and customer base. Since January 1999, we have completed the acquisition of eight companies for an aggregate consideration consisting of cash, Common Stock and the assumption of stock options and warrants totaling approximately $1.3 billion.

We are currently engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, we have not signed any definitive agreements, and cannot assure you that any of these discussions will result in actual acquisitions. To be successful, we will need to identify suitable acquisition candidates, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. We cannot assure you that we will be able to do this successfully. Acquisitions could divert attention from other business concerns and could expose us to unforeseen liabilities. In addition, we may lose key employees while integrating any new companies.

We expect to pay for acquisitions by issuing additional Common Stock, which would dilute current shareholders. We may also use cash to make acquisitions. It may be necessary for us to raise additional funds through public or private financings. We cannot assure you that we will be able to raise additional funds at any particular point in the future or on favorable terms. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would materially increase operating expenses.

WE WILL FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY INTEGRATING REMARQ, DOCSPACE, ISOCOR, FAXNET, XETI, AMPLITUDE, DOTONE AND FABRIK.

Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. The integration of RemarQ, docSpace, ISOCOR, FaxNet, Xeti, Amplitude, dotOne, and Fabrik Communications into our business has been and will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

and efficient manner. We must operate as a combined organization utilizing, common information and communication systems, operating procedures, financial controls and human resources practices. In particular, we are currently evaluating, upgrading or replacing our financial information systems and establishing uniformity among the systems of the acquired businesses. We may encounter substantial difficulties, costs and delays involved in integrating the operations of our subsidiaries, including:

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

WE HAVE EXPERIENCED RAPID GROWTH THAT HAS PLACED A STRAIN ON RESOURCES AND OUR FAILURE TO MANAGE GROWTH COULD CAUSE OUR BUSINESS TO SUFFER.

We have expanded our operations rapidly and intend to continue this expansion. The number of our employees increased from 93 on December 31, 1998 to 921 on March 31, 2000. This expansion has placed, and is expected to continue to place, a significant strain on managerial, operational and financial resources. To manage any further growth, we will need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to continue the expansion of our operations and employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer.

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

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN THE EXPANSION OF OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD SUFFER.

We intend to continue to expand into international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. At present, we have international operations in Canada, Argentina, Brazil, Denmark, France, Germany, Ireland, Italy, Switzerland and the United Kingdom and for the three months ended March 31, 2000 we derived approximately 50% of our revenues from international sales. We have limited experience in international operations and may not be able to compete

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

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

We depend on strategic relationships to expand distribution channels and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon marketing services through new and existing strategic relationships. We have entered into written agreements with ICQ (a subsidiary of America Online), E*TRADE, Network Solutions, Sprint, MCI Worldcom and US West, among others. We depend on a broad acceptance of outsourced messaging services on the part of potential partners and acceptance of our company as the supplier for these outsourced messaging services. We also depend on joint marketing and product development through strategic relationships to achieve market acceptance and brand recognition. For example, through our relationship with E*TRADE, we can conduct shared advertising campaigns and include messaging services in E*TRADE's international strategic relationships. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon 30-120 days' notice. Most of the agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. If we lose any strategic relationships, fail to renew these agreements or relationships or fail to develop new strategic relationships, business will suffer. The loss of any key strategic relationships would have an adverse impact on current and future revenue. In addition to strategic relationships, we also depend on the ability of our customers to sell and market our services to their end-users.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

WE MAY NOT BE ABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE OF THE INTERNET MESSAGING AND COLLABORATION INDUSTRY.

The Internet messaging industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing email and messaging services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective customers. If we don't properly identify the feature preferences of prospective customers, or if we fail to deliver email features that meet the standards of these customers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entail significant technical and business risks and require substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

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

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

As the frequency and complexity of messaging increases, we will need to make additional investments in our infrastructure, which may be expensive. In addition, we may not be able to accurately project the rate or timing of messaging traffic increases or upgrade our systems and infrastructure to accommodate future traffic levels, which may cause service degradation or outages. We may also not be able to achieve or maintain a sufficiently high capacity of data transmission as customer usage increases. Customer demand for our services could be greatly reduced if we fail to maintain high capacity data transmission. In addition, as we upgrade our network infrastructure to increase capacity available to customers, we are likely to encounter equipment or software incompatibility that may cause delays in implementations. We may not be able to expand or adapt our network infrastructure to meet additional demand or customers' changing requirements in a timely manner or at all.

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

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

As of April 30, 2000, we had approximately 62.2 million shares of Common Stock outstanding. Sales of a substantial number of shares of Common Stock in the public market could cause the market price of our Common Stock to decline. In the near future, 7.6 million shares will become eligible for sale under S-3 registration statements that we will file to meet our registration rights obligations in connection with recent acquisitions. Up to 2.9 million shares may be issued upon the conversion of our Convertible Subordinated Notes and will become eligible for sale under an S-3 registration statement that we will file to meet our registration rights obligations in connection with our sale of Convertible Subordinated Notes. Certain of our shareholders and warrantholders have registration rights with respect to the Common Stock and Common Stock issuable under the warrants.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS WILL BE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER US.

As a result of our offerings, our directors, executive officers and principal shareholders will beneficially own a substantial portion of our outstanding Common Stock. These shareholders, if they vote together, will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of our company.

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

SUPPLEMENTAL PRO FORMA FINANCIAL DATA

The following supplemental pro forma financial information presents the Company's consolidated results of operations for the quarters ended March 31, 1999 and 2000, excluding the impact of certain special charges consisting of (i) stock-based compensation charges associated with outstanding options and warrants, (ii) amortization of intangible assets associated with purchase business combinations, and (iii) accruals for employee retention bonuses associated with purchase business combinations. This supplemental presentation is for informational purposes only and is not intended to replace the consolidated operating results prepared and presented in accordance with generally accepted accounting principles.

Three Months Ended March 31                     1999           2000
(in thousands, except per share amounts)      --------       --------
Net revenues
     Licenses                                 $     --       $ 11,070
     Services                                    1,155         13,483
                                              --------       --------
        Total net revenues                       1,155         24,553
                                              --------       --------
Cost of net revenues
     Licenses                                       --          1,007
     Services                                    1,914         14,340
                                              --------       --------
        Total cost of net revenues               1,914         15,347
                                              --------       --------
Gross profit (loss)                               (759)         9,206
                                              --------       --------
Operating expenses
     Sales and marketing                         1,984         13,605
     Research and development                    1,379          6,323
     General and administrative                  1,550          6,766
                                              --------       --------
        Total operating expenses                 4,913         26,694
                                              --------       --------
Loss from operations                            (5,672)       (17,488)

Interest and other income (expense), net           303          1,000
                                              --------       --------
Loss before income taxes                        (5,369)       (16,488)

Provision for income taxes                          --           (360)
                                              --------       --------
Net loss                                      $ (5,369)      $(16,848)
                                              --------       --------
Net loss per share - basic and diluted        $  (0.77)      $  (0.33)
                                              --------       --------
Weighted average shares - basic and diluted      7,011         50,570
                                              --------       --------

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any derivative financial instruments as of March 31, 2000. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of March 31, 2000.

The Company's capital lease obligations and $300 million five-year, 5.75% Convertible Subordinated Notes due April 2005, have fixed interest rates and fixed redemption amounts. The fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from holdings of its financial instruments is not material.

A substantial portion of the Company's worldwide operations has a functional currency other than the United States Dollar. In particular, the Company maintains substantial development operations in Ireland, where the functional currency is the Irish Pound; Germany, where the functional currency is the German Mark; and Italy, where the functional currency is the Italian Lira. In addition, a significant portion of the Company's revenue is also denominated in currencies other than the United States Dollar. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations.

PART 2 -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

See Footnote 6, "Commitments and Contingencies", in the Notes to Consolidated Financial Statements.


ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

See Footnote 2, "Acquisitions and Joint Venture", in the Notes to Consolidated Financial Statements.


ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 -- OTHER INFORMATION

     None.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits


    4.5           Indenture dated March 31, 2000, by and between Critical Path,
                  Inc. and State Street Bank and Trust Company of California,
                  N.A., Trustee, relating to the $300 million five-year, 5.75%
                  Convertible Subordinated  Notes due April 1, 2005.

   10.28          Secured Promissory Note and Security Agreement dated January
                  18, 2000, by and between Critical Path, Inc. and Mark Rubash.

   27.1           Financial Data Schedule


27.1     Financial Data Schedule

b)   Reports on Form 8-K


1. On February 3, 2000, the Company filed a report on Form 8-K announcing the acquisition of ISOCOR.

2. On March 20, 2000, the Company filed a report on Form 8-K announcing the acquisition of The docSpace Company.

3. On March 28, 2000, the Company filed a report on Form 8-K/A (as an amendment to the Form 8-K filed on March 20, 2000) to report the financial information required in connection with its acquisition of The docSpace Company.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2000
                                            CRITICAL PATH, INC.


                                            By: /s/ Mark J. Rubash
                                                --------------------------------
                                            Mark J. Rubash
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)

CRITICAL PATH, INC.


                                    EXHIBITS
                                TABLE OF CONTENTS


Exhibit No.       Description
-----------       -----------

    4.5           Indenture dated March 31, 2000, by and between Critical Path,
                  Inc. and State Street Bank and Trust Company of California,
                  N.A., Trustee, relating to the $300 million five-year, 5.75%
                  Convertible Subordinated  Notes due April 1, 2005.

   10.28          Secured Promissory Note and Security Agreement dated January
                  18, 2000, by and between Critical Path, Inc. and Mark Rubash.

   27.1           Financial Data Schedule