Form 10-Q
period 2000-06-30
CRITICAL PATH INC
filed 2000-08-14
CIK 1060801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                     COMMISSION FILE NUMBER

                              CRITICAL PATH, INC.

           A CALIFORNIA CORPORATION                    I.R.S. EMPLOYER NO. 91-1788300

                                320 FIRST STREET
                        SAN FRANCISCO, CALIFORNIA 94105
                                  415-808-8800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of July 31, 2000, the company had outstanding 63,877,571 shares of common stock, $ 0.001 par value per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CRITICAL PATH, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                               PART I
Item 1.  Consolidated Financial Statements (Unaudited)...............
         Consolidated Balance Sheet..................................    1
         Consolidated Statement of Operations........................    2
         Consolidated Statement of Cash Flows........................    3
         Notes to Consolidated Financial Statements..................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   12
         Supplemental Pro Forma Financial Data (Unaudited)...........   32
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   33

                               PART II
Item 1.  Legal Proceedings...........................................   34
Item 2.  Changes in Securities and Use of Proceeds...................   34
Item 3.  Defaults Upon Senior Securities.............................   34
Item 4.  Submission of Matters to a Vote of Security Holders.........   34
Item 5.  Other Information...........................................   35
Item 6.  Exhibits and Reports on Form 8-K............................   35

                                     PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CRITICAL PATH, INC.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                              ------------    -----------
                                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................   $  75,932      $  291,309
  Restricted cash...........................................         325             325
  Accounts receivable, net..................................      10,147          33,306
  Other current assets......................................      40,800           7,706
                                                               ---------      ----------
         Total current assets...............................     127,204         332,646
Investments.................................................      18,426          26,326
Notes receivable from officers..............................         669             977
Property and equipment, net.................................      52,517          73,555
Intangible assets, net......................................     474,297       1,159,083
Other assets................................................         692           9,260
                                                               ---------      ----------
         Total assets.......................................   $ 673,805      $1,601,847
                                                               =========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................   $  35,621      $   30,714
  Accrued expenses..........................................       7,120          16,496
  Deferred revenue..........................................       1,818          14,552
  Capital lease and other obligations, current..............       6,585           9,637
                                                               ---------      ----------
         Total current liabilities..........................      51,144          71,399
Convertible subordinated notes payable......................          --         300,000
Capital lease and other obligations, long-term..............       5,669           8,198
                                                               ---------      ----------
         Total liabilities..................................      56,813         379,597
                                                               ---------      ----------
Minority interest in consolidated subsidiary................          --             325
Commitments and contingencies
Shareholders' Equity
  Preferred Stock and paid-in-capital, $0.001 par value
  Shares authorized: 5,000
  Shares issued and outstanding: none                                 --              --
  Common Stock and paid-in-capital, $0.001 par value
  Shares authorized: 150,000
  Shares issued and outstanding: 46,937 and 63,523 (net of
    134 and 150 treasury shares at cost of $229 and $278,
    respectively)...........................................     864,699       1,677,303
  Notes receivable from shareholders........................      (1,154)         (1,180)
  Unearned compensation.....................................    (124,906)       (119,353)
  Accumulated deficit, including other comprehensive
    income..................................................    (121,647)       (334,845)
                                                               ---------      ----------
         Total shareholders' equity.........................     616,992       1,221,925
                                                               ---------      ----------
         Total liabilities and shareholders' equity.........   $ 673,805      $1,601,847
                                                               =========      ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

CRITICAL PATH, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                ---------------------    ---------------------
                                                JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,
                                                  1999        2000         1999        2000
                                                --------    ---------    --------    ---------
                                                     (UNAUDITED)              (UNAUDITED)
Net revenues
  Licenses....................................  $     --    $  13,897    $     --    $  24,967
  Services....................................     2,006       19,598       3,055       33,081
                                                --------    ---------    --------    ---------
          Total net revenues..................     2,006       33,495       3,055       58,048
                                                --------    ---------    --------    ---------
Cost of net revenues
  Licenses....................................        --          737          --        1,744
  Services....................................     3,234       16,738       5,148       31,078
  Amortization of purchased technology........        --        4,421          --        6,535
  Acquisition-related retention bonuses.......        --          390          --          780
  Stock-based expenses........................       743          383       1,189          876
                                                --------    ---------    --------    ---------
          Total cost of net revenues..........     3,977       22,669       6,337       41,013
                                                --------    ---------    --------    ---------
Gross profit (loss)...........................    (1,971)      10,826      (3,282)      17,035
                                                --------    ---------    --------    ---------
Operating expenses
  Sales and marketing.........................     3,219       17,342       5,203       30,947
  Research and development....................     1,430        9,213       2,809       15,536
  General and administrative..................     2,691        7,332       4,241       14,098
  Amortization of intangible assets...........       550       88,986         550      136,685
  Acquisition-related retention bonuses.......        --        3,693          --        6,372
  Stock-based expenses........................     8,162       11,942      19,819       18,645
                                                --------    ---------    --------    ---------
          Total operating expenses............    16,052      138,508      32,622      222,283
                                                --------    ---------    --------    ---------
Loss from operations..........................   (18,023)    (127,682)    (35,904)    (205,248)
Interest and other income (expense), net......     1,882        4,697       2,233        5,954
Interest expense..............................      (180)      (5,260)       (244)      (5,533)
Minority interest in net income of
  consolidated subsidiary.....................        --         (325)         --         (325)
                                                --------    ---------    --------    ---------
Loss before income taxes......................   (16,321)    (128,570)    (33,915)    (205,152)
Provision for income taxes....................        --       (1,439)         --       (1,799)
                                                --------    ---------    --------    ---------
Net loss......................................  $(16,321)   $(130,009)   $(33,915)   $(206,951)
                                                ========    =========    ========    =========
Net loss per share -- basic and diluted.......  $  (0.49)   $   (2.22)   $  (1.70)   $   (3.79)
                                                ========    =========    ========    =========
Weighted average shares -- basic and
  diluted.....................................    32,977       58,592      19,994       54,581
                                                ========    =========    ========    =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

CRITICAL PATH, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                                1999        2000
                                                              --------    ---------
                 SIX MONTHS ENDED JUNE 30,                         (UNAUDITED)
Operations
  Net loss..................................................  $(33,915)   $(206,951)
  Provision for doubtful accounts...........................        99          575
  Depreciation and amortization.............................     2,015       14,604
  Amortization of intangible assets.........................       550      143,220
  Amortization of stock-based costs and expenses............    21,146       19,552
  Minority interest in net income of consolidated
     subsidiary.............................................        --          325
  Accounts receivable.......................................    (1,793)     (12,038)
  Other assets..............................................    (6,985)       3,206
  Accounts payable..........................................     2,548      (10,151)
  Accrued expenses..........................................       462        7,686
  Deferred revenue..........................................      (500)         965
                                                              --------    ---------
     Net cash used in operating activities..................   (16,373)     (39,007)
                                                              --------    ---------
Investing
  Notes receivable from officers............................      (200)        (241)
  Property and equipment purchases..........................    (7,255)     (25,972)
  Investments in unconsolidated entities, net...............    (3,000)     (13,508)
  Payments for acquisitions, net of cash acquired...........   (12,000)      (9,494)
  Repayment of promissory note receivable...................        --       10,000
                                                              --------    ---------
     Net cash used in investing activities..................   (22,455)     (39,215)
                                                              --------    ---------
Financing
  Proceeds from issuance of Preferred Stock, net............    12,496           --
  Proceeds from issuance of Common Stock, net...............   257,221        7,077
  Proceeds from convertible debt offering, net..............        --      289,221
  Proceeds from payments of shareholder notes receivable....        55           --
  Principal payments on lease obligations...................    (1,168)      (2,498)
  Purchase of treasury stock................................      (227)         (49)
                                                              --------    ---------
     Net cash provided by financing activities..............   268,377      293,751
                                                              --------    ---------
Net change in cash and cash equivalents.....................   229,549      215,529
Effect of exchange rates on cash and cash equivalents.......        --         (152)
Cash and cash equivalents at beginning of period............    14,791       75,932
                                                              --------    ---------
Cash and cash equivalents at end of period..................  $244,340    $ 291,309
                                                              ========    =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     Critical Path, Inc. was incorporated in California on February 19, 1997. In connection with the Annual Shareholders meeting held in June of 2000, the shareholders approved the reincoporation of Critical Path, Inc. in Delaware, as well as an increase in the authorized shares of Common Stock from 150 million to 500 million. Management expects these changes to take place during the third quarter of 2000. The unaudited Consolidated Financial Statements ("Financial Statements") of Critical Path, Inc. and Subsidiaries (the "Company" or "Critical Path") furnished herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for each interim period presented. All adjustments are normal recurring adjustments. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, presented in the Company's 1999 Annual Report on Form 10-K/A. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire year.

  Investments

     The Company's marketable securities are classified as available-for-sale as of each balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. The Company uses the equity method to account for investments in unconsolidated entities if the investment gives the Company the ability to exercise significant influence, but does not have a direct controlling interest. The Company uses the cost method to account for equity investments in unconsolidated entities in which it has a minority interest and does not have the ability to exercise significant influence. The Company periodically evaluates these investments for other-than-temporary impairment.

  Recent Accounting Pronouncement

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to clarify certain issues that have arisen in practice since the issuance of Accounting Principals Board No. 25, "Accounting for Stock Issued to Employees." Effective with the issuance of the second quarter 2000 Financial Statements, the Company implemented the provisions of FIN No. 44. Management does not believe that the adoption of FIN No. 44 will have a significant impact on future results.

NOTE 2 -- ACQUISITIONS AND JOINT VENTURE

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

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

     The ISOCOR acquisition was recognized as follows:

(In thousands)
Fair Value of assets acquired...............................  $ 290,176
Liabilities assumed.........................................    (15,291)
Fair value of Common Stock and options issued...............   (263,885)
                                                              ---------
Cash paid, including acquisition costs......................     11,000
Less: cash acquired.........................................     18,989
                                                              ---------
Net cash acquired...........................................  $   7,989
                                                              =========

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

     The total purchase price of $258.0 million consisted of $30.0 million cash, Common Stock (3,805,820 shares) valued at $281.0 million, and other acquisition costs of approximately $10.0 million. Of the total purchase price, approximately $7.1 million has been allocated to net tangible liabilities and the remainder has been allocated to intangible assets, including assembled workforce ($500,000), existing technology ($21.5 million), and goodwill ($243.1 million). The fair value of acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years.

     The docSpace acquisition was recognized as follows:

(In thousands)
Fair Value of assets acquired...............................  $ 266,128
Liabilities assumed.........................................     (8,154)
Fair value of Common Stock issued...........................   (217,979)
                                                              ---------
Cash paid, including acquisition costs......................     39,995
Less: cash acquired.........................................        153
                                                              ---------
Net cash paid...............................................  $  39,842
                                                              =========

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

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

     The RemarQ acquisition was recognized as follows:

(In thousands)
Fair Value of assets acquired...............................  $ 279,033
Liabilities assumed.........................................    (11,453)
Fair value of Common Stock and options issued...............   (267,000)
                                                              ---------
Cash paid, including acquisition costs......................        580
Less: cash acquired.........................................     11,203
                                                              ---------
Net cash acquired...........................................  $  10,623
                                                              =========

  Netmosphere, Inc.

     On June 26, 2000, the Company acquired Netmosphere, Inc. ("Netmosphere"), a provider of e-business solutions for project collaboration and communications. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon an independent valuation using a combination of methods, including an income approach for the acquired technologies and customer base, and a replacement cost approach for the value of the assembled workforce.

     The total purchase price was approximately $41.3 million, which consisted of the Company's Common Stock (1,007,835 shares) valued at $33.0 million, assumed stock options with an estimated fair market value of $5.7 million, assumed warrants with an estimated fair value of $1.0 million, and other acquisition related expenses of approximately $1.6 million, consisting primarily of payments for financial advisory and other professional fees. Of the total purchase price, approximately $1.0 million was allocated to net tangible liabilities, and the remainder was allocated to intangible assets, including existing technology ($3.6 million), assembled workforce ($1.4 million), customer base ($9.0 million), and goodwill totaling $28.3 million. The fair value of the acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of four years. Goodwill is being amortized using the straight-line method over four years.

     The Netmosphere acquisition was recognized as follows:

                       (In thousands)
Fair value of assets acquired...............................     $ 43,089
Liabilities assumed.........................................       (1,749)
Fair value of Common Stock, options and warrants issued.....      (39,726)
                                                                 --------
Cash paid, including acquisition costs......................        1,614
Less: cash acquired.........................................           23
                                                                 --------
Net cash paid...............................................     $  1,591
                                                                 ========

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

  ProForma Results

     The following unaudited pro forma information presents the Company's consolidated results of operations for the six months ended June 30, 1999 and 2000, as if the acquisition had been consummated at the beginning of each period. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets and the accretion of the acquisition-related retention bonuses.

                                                           1999        2000
                                                         ---------   ---------
Six Months Ended June 30
(In thousands, except per share data)
Net revenues...........................................  $  21,750   $  62,497
Net loss...............................................   (185,738)   (269,339)
Net loss per share -- basic and diluted................      (5.89)      (4.51)

     The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisition taken place at the beginning of the periods presented.

     Peerlogic Inc. Acquisition. On August 8, 2000 the Company signed a definitive agreement to acquire Peerlogic Inc. ("Peerlogic"), a provider of eBusiness infrastructure software. The total estimated purchase price will be approximately $416.0 million in Common Stock, assumed stock options and warrants, and other acquisition related expenses. The acquisition, which is expected to close on or before September 30, 2000, will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.

  Critical Path Pacific

     The Company established a joint venture, Critical Path Pacific ("CP Pacific"), with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to Asia/Pacific businesses. The Company has invested $7.5 million and holds a 40% ownership interest in the joint venture. This investment is being accounted for using the equity method.

NOTE 3 -- ACQUISITION-RELATED RETENTION BONUS

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

     As of June 30, 2000, the aggregate, adjusted eligible bonus amount was $18.3 million, and the amount recognized as compensation expense was $4.1 million and $7.2 million during the three- and six-month periods then ended, respectively. Based on the functions of the employees scheduled to receive acquisition-related retention bonuses, $390,000 and $780,000 of the compensation charge was allocated to cost of net revenues and the remaining $3.7 million and $6.4 million was allocated to operating expenses, for the three-and six-month periods ended June 30, 2000, respectively.

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 4 -- INVESTMENTS

     The Company's investments in unconsolidated entities consist of the following:

                                                        DECEMBER 31,    JUNE 30,
                                                            1999          2000
                                                        ------------    --------
(In thousands)

Marketable securities.................................    $10,926       $ 5,318
Non-marketable securities, at cost....................      7,500        13,500
Investments, at equity................................         --         7,508
                                                          -------       -------
          Total Investments...........................    $18,426       $26,326
                                                          =======       =======

     The Company made investments totaling $16.5 million during the three months ended June 30, 2000, including $7.5 million related to CP Pacific (Note 2), which is being accounted for using the equity method of accounting. The remaining $9.0 million was composed of three, $3.0 million strategic investments in private entities, which are being accounted for using the cost method of accounting.

     Additionally, in July 2000, the Company made strategic investments totaling $8.0 million in two other private entities.

NOTE 5 -- INTANGIBLE ASSETS

                                                     DECEMBER 31,     JUNE 30,
                                                         1999           2000
                                                     ------------    ----------
(In thousands)

Goodwill...........................................    $475,368      $1,220,714
Customer base......................................      12,800          37,500
Assembled workforce................................       6,960          15,560
Existing technology................................       9,940          59,240
Patent license.....................................       1,488           1,488
                                                       --------      ----------
                                                        506,556       1,334,502
Less: accumulated amortization.....................     (32,259)       (175,419)
                                                       --------      ----------
  Intangible assets, net...........................    $474,297      $1,159,083
                                                       ========      ==========

     Amortization of intangible assets totaled $93.4 million and $143.2 million during the three- and six-month periods ended June 30, 2000, respectively. During the three- and six-month periods ended June 30, 1999, amortization of intangible assets totaled $550,000.

NOTE 6 -- BORROWINGS

     On March 30, 2000, the Company issued $300 million of five-year, 5.75% Convertible Subordinated Notes ("Notes") due April 2005, to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Holders may convert the Notes into shares of Critical Path's Common Stock at any time before their maturity or the business day before their redemption or repurchase of Critical Path. The conversion rate is 9.8546 shares per $1,000 principal amount of Notes, subject to adjustment in certain circumstances This rate is equivalent to a conversion price of approximately $101.48 per share.

     The Company incurred approximately $10.8 million in debt issuance costs, consisting primarily of payments for an underwriting discount and legal and other professional fees. These costs have been capitalized and will be recognized as a component of interest expense on a straight-line basis over the five-year term of the Notes.

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

     Interest is payable on April 1 and October 1 of each year with the first interest payment due on October 1, 2000. The Notes subordinated in right of payment to all senior debt of Critical Path and effectively subordinated to all existing and future debt and other liabilities of Critical Path's subsidiaries.

     On or after the third business day after April 1, 2003, through March 31, 2004, the Company has the option to redeem all or a portion of the Notes that have not been previously converted at the redemption price equal to 102.30% of the principal amount. During the period from April 1, 2004 through March 31, 2005, the Company has the option to redeem all or a portion of the Notes that have been previously converted at the redemption price equal to 101.15% of the principal amount. Thereafter the redemption price is equal to 100% of principal amount. The Notes are non-callable for three years. In the event of a "Change in Control," as defined in Notes' Offering Circular, the Holders have the option of requiring the Company to repurchase any Notes held at a price of 100% of the principal amount of the Notes plus accrued interest to the date of repurchase.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     On March 8, 2000, the Company acquired docSpace, which is involved in a patent infringement action with Tumbleweed Communications Corp. The lawsuit relates to a Tumbleweed patent that describes an apparatus for delivering documents via the Internet. The Company has denied the allegations of infringement and has counterclaimed for violations of the antitrust laws and related state law claims. Both parties have moved for summary judgment. This case is in the initial discovery phase and the Company is not currently able to assess the impact, if any, on its financial position or results of operations.

     The Company is party to various legal proceedings in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position or results of operations.

     In the ordinary course of business, the Company has issued certain letters of credit and refundable security deposits providing various degrees of recourse to the Company. At June 30, 2000, the Company's share under such arrangements was $1.2 million. The Company believes it is remote that it will pay under these various arrangements.

NOTE 8 -- MINORITY INTEREST IN SUBSIDIARY

     The Company owns a 60% interest in CP Italia, a consolidated subsidiary. In July 2000, the Company purchased an additional 12.87% interest for $1.3 million and recognized goodwill of $688,659, which will be amortized over 3 years. In addition, in the event certain performance levels are achieved, the Company agreed to purchase the remaining 27.13% minority interest it doesn't own by January 31, 2001, for a purchase price ranging from $2.7 million to $4.2 million.

NOTE 9 -- SHAREHOLDERS' EQUITY

WARRANTS

  America Online/ICQ

     In January 1999, the Company entered into an agreement with ICQ, Inc., a subsidiary of America Online, Inc. ("ICQ"), pursuant to which the Company provides email hosting services that are integrated with ICQ's instant messaging service provided to ICQ's customers. As part of the agreement, ICQ agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase 2,442,766 shares of the Company's Common Stock, issuable upon attainment of each of five milestones.

     As of April 9, 2000, all five milestones had been attained. Aggregate charges to stock-based expenses of $3.5 million and $5.6 million were recorded during the three-month periods ended June 30, 1999 and 2000, respectively, and $11.4 million and $7.7 million were recorded during the six-month periods ended June 30,

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

1999 and 2000, respectively, related to these warrants. At April 9, 2000 the final revised aggregate fair value of all vested warrants was $93.8 million. The aggregate exercise price of the vested warrants totals $16.5 million.

  Qwest Communications Corporation

     In October 1999, the Company entered into an agreement with Qwest Communications Corporation ("Qwest"), a telecommunications company, pursuant to which the Company provides email hosting services to Qwest's customers. As part of the agreement, Qwest agreed to provide sub-branded advertising for Critical Path in exchange for warrants to purchase up to a maximum of 3,534,540 shares of Common Stock upon attainment of each of six milestones.

     As of June 30, 2000, only the first of the six milestones had been attained. None of the remaining milestones are considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones has not been recognized. During the three- and six-month periods ended June 30, 2000, $1.8 million and $3.7 million, respectively, was charged to stock-based expense related to these vested warrants.

  Worldsport Network Ltd.

     In December 1999, the Company entered into an agreement with Worldsport Network Ltd. ("Worldsport"), exclusive provider of Internet solutions for the General Association of International Sports Federations ("GAISF") and a majority of the international federations it recognizes. Worldsport offers Critical Path's advanced Web-based email and calendaring services to the entire GAISF network and its members. As part of the agreement, Worldsport agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase up to a 1.25% equity interest in the Company on a fully diluted basis upon attainment of each of five milestones.

     As of June 30, 2000, none of the milestones were considered probable and as a result, the fair value associated with these warrants has not been recognized.

  Telco

     In January of 2000, docSpace entered into an agreement with a major telecommunications company ("Telco") pursuant to which docSpace would provide secure messaging services to the Telco's customers. As part of the agreement, Telco agreed to provide marketing, publicity, and promotional services to docSpace. As a result of the completion of the Company's acquisition of docSpace, Critical Path assumed warrants that allowed Telco to purchase up to a maximum of 349,123 shares of Common Stock upon attainment of each of three milestones.

     Subsequent to the acquisition, the Company entered into discussions with Telco to modify their relationship. Accordingly, the vesting provisions of the proposed agreement are being modified to reflect the requirements of the new relationship.

     As of June 30, 2000, none of the vesting milestones had been attained; however, the Company believes that all shares underlying these warrants are probable of issuance. As a result, the shares underlying these milestones were remeasured using the June 30, 2000, closing price of the Company's Common Stock of $58.31, resulting in a revised fair value of the warrants of $17.0 million. The fair value of the warrants will be recognized on a straight-line basis over the greater of the term of the contract or the expected period of benefit of the strategic relationship. During the three- and six-month periods ended June 30, 2000, no amount was recognized as stock-based expense related to these warrants.

CRITICAL PATH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 10 -- COMPREHENSIVE LOSS

     The components of comprehensive loss, net of tax, are as follows:

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                ---------------------    ---------------------
                                                  1999        2000         1999        2000
                                                --------    ---------    --------    ---------
(In thousands)

Net loss......................................  $(16,321)   $(130,009)   $(33,915)   $(206,951)
Unrealized investment gains (losses)..........    14,489       (3,399)     14,489       (6,116)
Foreign currency translation adjustments......        --           37          --         (131)
                                                --------    ---------    --------    ---------
Comprehensive loss............................  $ (1,832)   $(133,371)   $(19,426)   $(213,198)
                                                ========    =========    ========    =========

     Accumulated other comprehensive loss consists of unrealized gains (losses) on available-for-sale securities, net of tax, and cumulative translation adjustments, as presented on the accompanying consolidated balance sheet.

NOTE 11 -- NET LOSS PER SHARE

     Net loss per share is calculated as follows:

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                ---------------------    ---------------------
                                                  1999        2000         1999        2000
                                                --------    ---------    --------    ---------
(In thousands, except per share amounts)
Net loss......................................  $(16,321)   $(130,009)   $(33,915)   $(206,951)
                                                --------    ---------    --------    ---------
Weighted average shares outstanding...........    35,909       62,283      23,157       57,890
Weighted average shares subject to repurchase
  agreements..................................    (2,932)      (1,840)     (3,163)      (1,849)
Weighted average shares held in escrow related
  to acquisitions.............................        --       (1,851)         --       (1,460)
                                                --------    ---------    --------    ---------
Shares used in computation of basic and
  diluted net loss per share..................    32,977       58,592      19,994       54,581
                                                ========    =========    ========    =========
Net loss per share -- basic and diluted.......  $  (0.49)   $   (2.22)   $  (1.70)   $   (3.79)
                                                ========    =========    ========    =========

     For the three- and six-month periods ended June 30, 1999, approximately
15.4 million and 15.7 million, potential common shares, respectively, were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive. For the three- and six-month periods ended June 30, 2000, approximately 20.4 million and 19.9 million potential common shares, respectively, were excluded.

NOTE 12 -- SUBSEQUENT EVENT

     Restructuring Charge. On July 19, 2000, the Company announced its plan to reduce its worldwide employee headcount by approximately 13% and recognize a one-time charge for severance and stock-based compensation totaling approximately $5.1 million and $2.1 million, respectively, in the third quarter of 2000. This employee reduction plan has been executed with the intent to realize various synergies gained through the nine acquisitions the Company completed in 1999 and the first half of 2000.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     Critical Path is a leading global provider of complete end-to-end Internet messaging and collaboration solutions for wireless, Internet-centric, telecommunication and corporate businesses. Through its allsourcing strategy, Critical Path is the only advanced messaging provider to offer businesses the flexibility to outsource, midsource or insource all or part of their messaging and collaboration applications. Critical Path has built an industry-leading global infrastructure with data centers connected to key Internet exchange points. The Company is headquartered in San Francisco, with offices in locations throughout the United States and in Argentina, Brazil, Canada, Denmark, England, France, Germany, Ireland, Italy, Japan and Switzerland. The Company was founded in February 1997.

  Acquisitions and Joint Venture

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

     The total purchase price of approximately $274.9 million consisted of $226.7 million of the Company's Common Stock (5,043,054 shares), assumed stock options with a fair value of $37.2 million, and other acquisition related expenses of approximately $11.0 million, consisting primarily of payments for financial advisory and other professional fees. Of the total purchase price, $18.7 million was allocated to net tangible assets, and the remainder was allocated to intangible assets, including in-process technology ($200,000) existing technology ($18.3 million), customer base ($9.8 million), assembled workforce ($3.4 million) and goodwill ($224.5 million). The acquired in-process technology was recognized as research and development expense in the period the transaction was consummated. The fair value of the other acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years.

     The docSpace Company. On March 8, 2000, the Company acquired all outstanding stock of The docSpace Company ("docSpace"), a provider of Web-based services for secure file delivery, storage and collaboration. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon an

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     RemarQ Communities, Inc. On March 30, 2000, the Company acquired all outstanding stock of RemarQ Communities, Inc. ("RemarQ"), a provider of Internet collaboration services for corporations, Web portals and Internet service providers. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the acquisition date. The total purchase price of approximately $267.6 million consisted of Common Stock (3,868,450 shares) valued at $259.3 million, assumed stock options valued at approximately $7.7 million, and other acquisition related expenses of approximately $600,000. Of the total purchase price, approximately $7.8 has been allocated to net tangible assets and the remainder was allocated to intangible assets, including existing technology ($4.5 million), assembled workforce ($3.3 million), customer base ($5.9 million), and goodwill totalling approximately ($246.1 million). The fair market of the acquired intangible assets, excluding goodwill, was capitalized and is being amortized over the estimated useful lives of two to three years. Goodwill is being amortized using the straight-line method over three years.

     Netmosphere, Inc. On June 26, 2000, the Company acquired Netmosphere, Inc. ("Netmosphere"), a provider of e-business solutions for project collaboration and communications. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The total purchase price was approximately $41.3 million, which consisted of the Company's Common Stock (1,007,835 shares) valued at $33.0 million, assumed stock options with an estimated fair market value of $5.7 million, assumed warrants with an estimated fair value of $1.0 million, and other acquisition related expenses of approximately $1.6 million, consisting primarily of payments for legal and other professional fees. Of the total purchase price, approximately $1.0 million was allocated to net tangible liabilities, and the remainder was allocated to intangible assets, including existing technology ($3.6 million), assembled workforce ($1.4 million), customer base ($9.0 million), and goodwill totaling $28.3 million. The fair value of the acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of four years. Goodwill is being amortized using the straight-line method over four years.

     Critical Path Pacific. The Company established a joint venture, Critical Path Pacific ("CP Pacific"), with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to Japanese businesses. The Company has invested $7.5 million and holds a 40% ownership interest in the joint venture. This investment is being accounted for using the equity method.

     Peerlogic, Inc. Acquisition. On August 8, 2000 the Company signed a definitive agreement to acquire Peerlogic, Inc. ("Peerlogic"), a provider of eBusiness infrastructure software. The total estimated purchase price will be approximately $416.0 million in Common Stock, assumed stock options and warrants, and other acquisition related expenses. The acquisition, which is expected to close on or before September 30, 2000, will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Warrants

     America Online/ICQ. In January of 1999, the Company entered into an agreement with ICQ, Inc., a subsidiary of America Online, Inc. ("ICQ"), pursuant to which the Company provides email hosting services that are integrated with ICQ's instant messaging service provided to ICQ's customers. As part of the agreement, ICQ agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase 2,442,766 shares of the Company's Common Stock, issuable upon attainment of each of five milestones.

     As of April 9, 2000, all five milestones had been attained. Aggregate charges to stock-based expenses of $3.5 million and $5.6 million were recorded during the three-month periods ended June 30, 1999 and 2000, respectively, and $11.4 million and $7.7 million were recorded during the six-month periods ended June 30, 1999 and 2000, respectively, related to these warrants. At April 9, 2000 the final revised aggregate fair value of all vested warrants was $93.8 million. The aggregate exercise price of the vested warrants totals $16.5 million.

     Qwest Communications Corporation. In October 1999, the Company entered into an agreement with Qwest Communications Corporation ("Qwest"), a telecommunications company, pursuant to which the Company provides email hosting services to Qwest's customers. As part of the agreement, Qwest agreed to provide sub-branded advertising for Critical Path in exchange for warrants to purchase up to a maximum of 3,534,540 shares of Common Stock upon attainment of each of six milestones.

     As of June 30, 2000, only the first of the six milestones had been attained. None of the remaining milestones are considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones has not been recognized. During the three- and six-month periods ended June 30, 2000, $1.8 million and $3.7 million, respectively, was charged to stock-based expense related to these vested warrants.

     Worldsport Network Ltd. In December 1999, the Company entered into an agreement with Worldsport Network Ltd. ("Worldsport"), the sole and exclusive provider of Internet solutions for the General Association of International Sports Federations ("GAISF") and a majority of the international federations it recognizes. Worldsport offers Critical Path's advanced Web-based email and calendaring services to the entire GAISF network and its members. As part of the agreement, Worldsport agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase up to a 1.25% equity interest in the Company on a fully diluted basis upon attainment of each of five milestones.

     As of June 30, 2000, none of the milestones were considered probable and as a result, the fair value associated with these warrants has not been recognized.

     Telco. In January 2000, The docSpace Company ("docSpace") entered into an agreement with a major telecommunications company ("Telco") pursuant to which docSpace would provide secure messaging services to the Telco's customers. As part of the agreement, Telco agreed to provide marketing, publicity, and promotional services to docSpace. As a result of the completion of the Company's acquisition of docSpace, Critical Path assumed warrants that allowed Telco to purchase up to a maximum of 349,123 shares of Common Stock upon attainment of each of three milestones.

     Subsequent to the acquisition, the Company entered into discussions with Telco to modify its relationship. Accordingly, the vesting provisions of the proposed agreement are being modified to reflect the requirements of the new relationship.

     As of June 30, 2000, none of the vesting milestones had been attained; however, the Company believes that all shares underlying these warrants are probable of issuance. As a result, the shares underlying these milestones were remeasured using the June 30, 2000, closing price of the Company's Common Stock of $58.31, resulting in a revised fair value of the warrants of $17.0 million. The fair value of the warrants will be recognized on a straight-line basis over the greater of the term of the contract or the expected period of benefit

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of the strategic relationship. During the three- and six-month periods ended June 30, 2000, no amount was recognized as stock-based expense related to these warrants.

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

RESULTS OF OPERATIONS

     In view of the rapidly evolving nature of the Company's business, recent acquisitions, and limited operating history, the Company believes that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At June 30, 2000, the Company had 945 employees, in comparison with 488 employees at December 31, 1999 and 212 at June 30, 1999. The Company does not believe that its historical growth rates for revenue, expenses, or personnel are indicative of future results.

  Net Revenues

     Net revenues increased to $33.5 million during the three months ended June 30, 2000, from $2.0 million during the same period in 1999. During the six months ended June 30, 2000, net revenues increased to $58.0 million from $3.1 million during the same period in 1999. The Company recognized $13.9 million and $25.0 million from software licenses during the three- and six-month periods ended June 30, 2000, respectively, as compared to no license revenues in the first and second quarters of 1999. These increases over 1999 were primarily attributed to the continued success of the Company's InScribe Messaging Server, InJoin Directory Server and InJoin Meta-Directory.

     The Company's net services revenues increased as a result of continued penetration of the hosted messaging services market, including a substantial increase in the number of email boxes hosted, and a strong demand for value-added outsourced services including InScribe Fax Messaging, InSchedule Calendaring, InScribe Secure File Services and InScribe Message Boards.

     The Company's international operations accounted for approximately 40% of net revenues during the three-and six-month periods ended June 30, 2000.

  Cost of Net Revenues

     Licenses. Cost of net license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs associated with the assembly operation, and third-party royalties.

     Services. Cost of net services revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, customer support functions and professional services including custom engineering, installation and training services, and other direct and allocated indirect costs.During the three months ended June 30, 2000, total cost of net revenues was $22.7 million, or 68% of net revenues, in comparison with costs of $4.0 million, or 198% of net revenues, for the comparable period of 1999. For the six months ended June 30, 2000, total cost of net revenues was $41.0 million, or 71% of net revenues, in comparison with costs of $6.3 million, or 207% of net revenues in the comparable period of 1999. The Company added 8 and 7 new hosted mail clusters to its data centers during the first and second quarters of

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2000, respectively, expanding the capacity of its hosting network to manage current customer requirements and anticipated growth. Additional costs were incurred during the first and second quarters of 2000 to add technology platforms for new service offerings. As a result of these significant acquisitions of equipment, depreciation expense for such equipment during the first two quarters of 2000 increased substantially in comparison with the same quarters in 1999.

     Cost of net revenues was also impacted by the increased compensation and other personnel costs resulting from the additional headcount added through the Company's nine acquisitions completed during 1999 and the first half of 2000, and through its continued efforts to enhance its complete end-to-end messaging services. Operations, customer support, and professional services staff increased from 63 employees at June 30, 1999, to 277 employees at June 30, 2000.

     During the three- and six-month periods ended June 30, 2000, the Company recognized stock-based charges associated with employee stock options in the amounts of $383,000 and $876,000, respectively. During the three- and six-month periods ended June 30, 1999, the Company recognized stock-based charges of $743,000 and $1.2 million, respectively. Additionally, the Company recognized charges associated with amortization of acquired technology and acquisition-related retention bonuses in cost of net revenues. For the three-and six-month periods ended June 30, 2000, amortization of acquired technology was $4.4 million and $6.5 million, respectively. For the three- and six-month periods ended June 30, 2000, amortization of acquisition-related retention bonuses was $390,000 and $780,000, respectively.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expenses during the three- and six-month periods ended June 30, 2000, amounted to $17.3 million, or 52% of net revenues, and $30.9 million, or 53% of net revenues, respectively, in comparison with approximately $3.2 million, or 160% of net revenues, and $5.2 million, or 170% of net revenues, respectively, during the comparable periods of 1999. Increases in marketing and promotional expenses, incentive compensation payments to sales personnel, and increases in compensation associated with additional headcount accounted for the increase in sales and marketing expenses. Sales and marketing staff increased from 73 employees to 291 employees at June 30, 1999 and 2000, respectively.

     Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. The Company recognizes research and development expenses, including in-process research and development costs, as they are incurred. Research and development expenses amounted to $9.2 million, or 28% of net revenues, and $15.5 million, or 27% of net revenues during the three- and six-month periods ended June 30, 2000, respectively, in comparison with approximately $1.4 million, or 71% of net revenues, and $2.8 million, or 92% of net revenues, during the comparable periods of 1999, respectively.

     These significant increases resulted primarily from increases in personnel as the Company continues to develop and enhance its messaging service and product offerings and to develop new electronic messaging services and products. Research and development staff increased from 56 employees to 222 employees at June 30, 1999 and 2000, respectively.

     General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expenses amounted to approximately $7.3 million, or 22% of net revenues, and $14.1 million, or 24% of net revenues, during the three- and six-month periods ended June 30, 2000, respectively, in comparison with approximately $2.7 million, or 134% of net revenues, and $4.2 million, or 139% of net revenues, during the comparable periods of 1999, respectively.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     These increases were attributable primarily to increases in compensation associated with additional headcount and higher fees for outside professional services. General and administrative staff increased from 20 employees to 155 employees at June 30, 1999 and 2000, respectively.

  Acquisition-Related Bonus Program

     In connection with the acquisitions of dotOne Corporation ("dotOne"), Amplitude Software Corporation ("Amplitude"), Xeti, Inc. ("Xeti"), FaxNet Corporation ("FaxNet"), ISOCOR, and docSpace, the Company established a retention bonus program in the aggregate amount of $20.7 million to provide incentives for certain former employees of these companies to continue their employment with Critical Path. Payment of bonuses to the listed employees will occur one year following the date of acquisition, unless the listed employees voluntarily terminate their employment with the Company prior to the respective acquisition's one-year anniversary. The aggregate amount of the eligible bonuses is reduced for the bonus amount allocated to each former dotOne, Amplitude, FaxNet, ISOCOR Corporation ("ISOCOR"), and docSpace employee that chooses to terminate his or her employment with the Company. A ratable share of the adjusted eligible bonus amount will be accrued and charged to compensation expense over the respective 12-month period commencing on the date the bonuses are granted.

     As of June 30, 2000, the aggregate, adjusted eligible bonus amounted to $18.3 million, and the amount recognized as compensation expense was $4.1 million and $7.2 million during the three- and six-month periods ended June 30, 2000, respectively. Based on the functions of the employees scheduled to receive acquisition-related retention bonuses, for the three months ended June 30, 2000, $390,000 of the compensation charge was allocated to cost of net revenues and the remaining $3.7 million was allocated to operating expenses. During the six months ended June 30, 2000, $780,000 of the compensation charge was allocated to cost of net revenues and the remaining $6.4 million was allocated to operating expenses. There was no compensation charges recognized related to acquisition-related retention bonuses during the three- and six-month periods ended June 30, 1999.

  Amortization of Intangible Assets

     In connection with its acquisitions of the Connect Service business of Fabrik Communications ("Fabrik"), dotOne, Amplitude, Xeti, FaxNet, ISOCOR, docSpace, RemarQ, and Netmosphere which are accounted for under the purchase method of accounting, the Company recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. Other intangible assets primarily include assembled workforce, customer base and existing technology. The aggregate amortization of these intangibles was $93.4 million and $143.2 million during the three- and six-month periods ended June 30, 2000. For the three months ended June 30, 2000, $4.4 million of the amortization charge related purchased technology and was charged to cost of net revenues and the remaining $89.0 million was charged to operating expenses. For the six months ended June 30, 2000, $6.5 million of the amortization charge related to purchased technology and was charged to cost of net revenues and the remaining $136.7 million was charged to operating expenses. There were no acquisitions during the first quarter of 1999 and charges to operating expenses related to amortization of intangibles amounted to $550,000 for the six months ended June 30, 1999.

     The Company anticipates that future amortization of intangibles associated with its 1999 and first and second quarter 2000 acquisitions will continue to be amortized on a straight-line basis over their expected useful lives ranging from two to eight years. It is likely that the Company will continue to expand its business through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related costs.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Stock-Based Expenses

     In connection with certain stock option grants and Common Stock issuances during the years ended December 31, 1998 and 1999, the Company recognized unearned compensation totaling $19.9 million and $22.3 million, respectively, which is being amortized over the vesting periods of the related options. Amortization expense recognized during the three-and six-month periods ended June 30, 2000, totaled approximately $4.8 million and $8.0 million, respectively. During the three- and six-month periods ended June 30, 1999, amortization expense totaled $4.9 million and $8.5 million, respectively. Approximately $383,000 and $876,000 of amortized unearned compensation was allocated to cost of net revenues, and the remaining $4.4 million and $7.1 million was amortized to operating expenses for the three- and six-month periods ended June 30, 2000, respectively.

     The Company incurred stock-based expenses for warrants the Company granted to ICQ (a subsidiary of AOL), Qwest, Telco and a lessor and for Common Stock issued to one other strategic partner. Amortization of the fair value of these warrants and Common Stock resulted in stock-based expenses of approximately $4.0 million and $7.5 million for the three-month periods ended June 30, 1999 and 2000, respectively. During the six-month periods ended June 30, 1999 and 2000, approximately $12.5 million and $11.5 million was recognized as stock-based expenses as a result of these warrants. The decrease in amortization expense during the period resulted from the decrease in the market price of the Company's Common Stock as of June 30, 2000.

  Interest and Other Income (Expense) and Interest Expense

     Interest and other income consists primarily of interest earnings on cash and cash equivalents as well as net realized gains (losses) on foreign exchange transactions. The Company completed private placements of equity securities in April 1998, September 1998, and January 1999, and closed public offerings of Common Stock in April 1999 and June 1999. In addition, on March 30, 2000, the Company issued $300.0 million of five-year, 5.75% Convertible Subordinated Notes due April 1, 2005 (the "Notes"). As a result, interest income increased significantly during the latter half of 1999 and into 2000 in comparison with early 1999 due to higher cash balances available for investing. Interest income amounted to $1.9 million and $4.8 million during the three-month periods ended June 30, 1999 and 2000, respectively, and $2.2 million and $5.9 million for the six-month periods ended June 30, 1999 and 2000, respectively. The Company recognized a net realized loss from foreign exchange transactions associated with its international operations in the amount of $91,000 during the three-month period ended June 30, 2000, and a net realized gain of $79,000 for the six months then ended.

     The interest related to the Notes, which includes the amortization of related issuance costs, was approximately $4.3 million in the second quarter of 2000. Additionally, during the three- and six-month periods ended June 30, 2000, the Company incurred interest expense of $912,000 and $1.2 million, respectively, comprised of interest on capital lease obligations, stock-based charges, and interest on other long-term debt obligations. For the three- and six-month periods ended June 30, 2000, amortization of stock-based charges were $16,000 and $32,000, respectively, and interest payments on capital lease obligations amounted to $896,000 and $1.2 million, respectively.

  Income Taxes

     No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses from its inception through June 30, 2000. The Company recognized a provision for foreign income taxes during the three- and six-month periods ended June 30, 2000 in the amount of $1.4 million and $1.8 million, respectively, as certain of the Company's European operations generated income taxable in certain European jurisdictions. As of December 31, 1999, the Company had approximately $94.9 million of state and federal net operating loss carryforwards, which expire in varying amounts through 2005 and 2019,

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

respectively, available to offset future taxable income. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. For example, the amount of net operating losses that the Company may utilize in any one year would be limited in the presence of a cumulative ownership change of more than 50% over a three-year period. At December 31, 1999, the Company also had research and development credit carryforwards of approximately $717,000 and $1.2 million for state and federal purposes, respectively. These research and development credit carryforwards begin to expire through 2019 for federal purposes, and do not expire for state purposes. There is significant doubt as to whether the Company will realize any benefit from this deferred tax asset, and accordingly, the Company has established a full valuation allowance as of December 31, 1999, and June 30, 2000.

  Restructuring Charge

     On July 19, 2000, the Company announced its plan to reduce its worldwide employee headcount by approximately 13% and recognize a one-time charge for severance and stock-based compensation totaling approximately $5.1 million and $2.1 million, respectively, in the third quarter of 2000. This employee reduction plan has been executed with the intent to realize various synergies gained through the nine acquisitions the Company completed in 1999 and the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company invests excess cash primarily in money market funds and other highly liquid securities with maturities of less than 90 days with the intent to make such funds readily available for operating purposes. During the six months ended June 30, 2000, cash and cash equivalents increased $215.5 million to $291.3 million.

     For the six months ended June 30, 2000, the Company used $39.0 million in cash to fund operating activities primarily due to its net loss adjusted for non-cash charges, notably the amortization of intangibles resulting from the Company's acquisitions. For the six months ended June 30, 1999, the Company used $16.4 million, respectively, to fund operating activities.

     Cash used in investing activities during the six months ended June 30, 2000, was approximately $39.2 million. During the six months ended June 30, 2000, the Company disbursed $26.0 million to purchase property and equipment. Installation of network infrastructure equipment in the Company's data centers, licenses of new software platforms, and purchases of furniture and equipment for new employees accounted for the significant increase in capital expenditures. The Company expects that investments in property and equipment will continue to be a significant use of cash as the Company seeks to increase its capacity to provide end-to-end messaging and collaboration services. In addition, the Company completed its acquisitions of ISOCOR, docSpace, RemarQ and Netmosphere during the first six months of 2000, and as a result, expended approximately $9.5 million, net of cash received. Furthermore, the Company made strategic investments totaling $9.0 million in three private entities. The Company made an initial capital contribution of $7.5 million to CP Pacific and advanced approximately $241,000 to certain officers pursuant to promissory notes. These uses of cash were offset by the receipt of $10.0 million previously advanced to a private company pursuant to a promissory note. During the first six months of 1999, the Company issued $200,000 in notes to certain officers of the Company, made capital expenditures which totaled $7.3 million, completed an investment in a privately held strategic corporate partner of $3.0 million and expended approximately $12.0 million in net cash proceeds and other acquisition costs related to the acquisition of Fabrik Connect Service. Cash from financing activities during the six months ended June 30, 2000, totaled $293.8 million. The Company received $289.2 million in net proceeds from the sale of its $300.0 million five-year, 5.75% Convertible Subordinated Notes due April 2005, as well as approximately $7.1 million from the exercise of employee stock options. These increases were offset by payments totaling $2.5 million to retire principal on capital lease obligations. During the six months ended June 30, 1999, the Company completed the second round of the Series B Convertible Preferred Stock financing through the issuance of approximately 3.2 million shares, including 454,544 shares issued

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

pursuant to outstanding stock purchase rights, for net proceeds of $12.5 million. Also in January 1999, the Company sold 1,090,909 shares of Common Stock for net proceeds of $2.4 million. In April 1999, the Company received approximately $114.1 million in net proceeds upon the closing of its initial public offering of Common Stock. In June 1999, Critical Path received approximately $140.7 million in net proceeds upon the closing of its secondary offering of Common Stock. In addition, the Company paid $1.2 million to retire principal on capital lease obligations and $227,000 to purchase treasury stock.

     The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception and anticipates that this expenditure level will continue in the future. The Company expects to incur capital expenditures of approximately $22.0 million during the remaining six months of 2000, including significant cash expenditures in connection with its financial accounting integration system. In July 2000, the Company made strategic investments totaling $8.0 million in two private entities, and completed its purchase of an additional 12.87% interest in Critical Path Italia from certain minority shareholders for approximately $1.3 million.

     Additionally, the Company will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to those of the Company, which may require the use of cash. In the first six months of 2000, the Company completed its acquisitions of ISOCOR, docSpace, RemarQ and Netmosphere and as a result, expended approximately $53.2 million in cash consisting of approximately $30.0 million in acquisition consideration and $23.2 million for other acquisition costs, consisting primarily of financial advisory and other professional fees. The Company expects that future acquisitions of businesses and other strategic assets will require considerable outlays of capital. Management believes that existing capital resources will enable it to maintain current and planned operations for at least the next 12 months. However, operating and investing activities on a long-term basis may require the Company to seek additional equity or debt financing.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     - Reduce service interruptions; and

     - Recruit and retain key personnel.

WE HAVE A HISTORY OF LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

     As of June 30, 2000, we had an accumulated deficit of approximately $336.4 million. We have not achieved profitability in any period, and expect to continue to incur net losses for the foreseeable future. We expect that our operating expenses will increase as we spend resources on building our business and that this increase may have a negative effect on operating results and financial condition in the near term.

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

     We cannot accurately forecast our revenues as a result of our limited operating history and the emerging nature of the Internet messaging and collaboration solutions market. Our revenues could fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

based pricing, which may affect operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

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

FURTHER ACQUISITIONS COULD RESULT IN DILUTION, OPERATING DIFFICULTIES AND OTHER CONSEQUENCES.

     We expect to acquire or invest in additional businesses, products, services and technologies that complement or augment our service offerings and customer base. Since January 1999, we have completed the acquisition of nine companies for an aggregate consideration consisting of cash, Common Stock and the assumption of stock options and warrants totaling approximately $1.3 billion. In addition, on August 8, 2000, we announced that we had entered into a definitive agreement to acquire Peerlogic Inc. for stock valued at approximately $416.0 million.

     We are currently engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, we have not signed any definitive agreements, other than the Peerlogic acquisition, and cannot assure you that any of these discussions will result in actual acquisitions. To be successful, we will need to identify suitable acquisition candidates, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. We cannot assure you that we will be able to do this successfully. Acquisitions could divert attention from other business concerns and could expose us to unforeseen liabilities. In addition, we may lose key employees while integrating any new companies.

     We expect to pay for acquisitions by issuing additional Common Stock, which would dilute current shareholders. We may also use cash to make acquisitions. It may be necessary for us to raise additional funds through public or private financings. We cannot assure you that we will be able to raise additional funds at any

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

particular point in the future or on favorable terms. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would materially increase operating expenses.

WE WILL FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY CONTINUING THE INTEGRATION OF ANY ACQUIRED BUSINESS.

     Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. The integration of businesses that we have acquired into our business has been and will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. For example, on July 19, 2000, we announced plans to reduce employee headcount in order to eliminate duplicative positions totaling approximately 13% of our worldwide workforce that were created by our acquisitions. The elimination is necessary to achieving synergies with our acquisitions, but it may negatively affect employee morale. We must operate as a combined organization utilizing, common information and communication systems, operating procedures, financial controls and human resources practices. In particular, we are currently evaluating, upgrading or replacing our financial information systems and establishing uniformity among the systems of the acquired businesses. We may encounter substantial difficulties, costs and delays involved in integrating the operations of our subsidiaries, including:

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

WE HAVE EXPERIENCED RAPID GROWTH THAT HAS PLACED A STRAIN ON RESOURCES AND OUR FAILURE TO MANAGE GROWTH COULD CAUSE OUR BUSINESS TO SUFFER.

     We have expanded our operations rapidly and intend to continue this expansion. The number of our employees increased from 93 on December 31, 1998 to 945 on June 30, 2000. This expansion has placed, and is expected to continue to place, a significant strain on managerial, operational and financial resources. To manage any further growth, we will need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to continue the expansion of our operations and employee base. However, in July 2000, we determined that we were eliminating approximately 13% of our worldwide employees to operational synergies that were observed due to the acquisitions we have completed. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer.

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN THE EXPANSION OF OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD SUFFER.

     We intend to continue to expand into international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. At present, we have international operations in Canada, Argentina, Brazil, Denmark, France, Germany, Ireland, Italy, Japan, Switzerland and the United Kingdom and for the six months ended June 30, 2000 we derived approximately 43% of our revenues from international sales. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

     - Unexpected changes in regulatory requirements including U.S. export restrictions on encryption technologies;

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     We depend on strategic relationships to expand distribution channels and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon marketing services through new and existing strategic relationships. We have entered into written agreements with ICQ (a subsidiary of America Online), E*TRADE, Network Solutions, Sprint, MCI Worldcom, US West, Yahoo!, and Aether Systems, among others. We depend on a broad acceptance of outsourced messaging services on the part of potential partners and acceptance of our company as the supplier for these outsourced messaging services. We also depend on joint marketing and product development through strategic relationships to achieve market acceptance and brand recognition. For example, through our relationship with E*TRADE, we can conduct shared advertising campaigns and include messaging services in E*TRADE's international strategic relationships. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon 30 - 120 days' notice. Most of the agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. If we lose any strategic relationships, fail to renew these agreements or relationships or fail to develop new strategic relationships, business will suffer. The loss of any key strategic relationships would have an adverse impact on current and future revenue. In addition to strategic relationships, we also depend on the ability of our customers to sell and market our services to their end-users.

WE MAY NOT BE ABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE OF THE INTERNET MESSAGING AND COLLABORATION INDUSTRY.

     The Internet messaging industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing email and messaging services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective customers. If we don't properly identify the feature preferences of prospective customers, or if we fail to deliver email features that meet the standards of these customers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IF WE DO NOT SUCCESSFULLY ADDRESS SERVICE DESIGN RISKS, OUR REPUTATION COULD BE DAMAGED AND OUR BUSINESS AND OPERATING RESULTS COULD SUFFER.

     We must accurately forecast the features and functionality required by target customers. In addition, we must design and implement service enhancements that meet customer requirements in a timely and efficient manner. We may not successfully determine customer requirements and may be unable to satisfy customer demands. Furthermore, we may not be able to design and implement a service incorporating desired features in a timely and efficient manner. In addition, if customers and end-users do not favorably receive any new service we launch, our reputation could be damaged. If we fail to accurately determine customer feature requirements or service enhancements or to market services containing such features or enhancements in a timely and efficient manner, our business and operating results could suffer materially.

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

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

WE MAY NOT BE ABLE TO PROTECT INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

     We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with employees, customers and partners to protect proprietary rights. Despite these precautions, unauthorized third parties may infringe or copy portions of our services or reverse engineer or obtain and use information that we regard as proprietary. End-user license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. The status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We have several patents pending in the United States and may seek additional patents in the future. We do

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     - Conditions and trends in the Internet and other technology industries;
       and

     - General market conditions.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies. These broad market fluctuations may result in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

     As of July 31, 2000, we had approximately 63.9 million shares of Common Stock outstanding. Sales of a substantial number of shares of Common Stock in the public market could cause the market price of our Common Stock to decline. Up to 2.9 million shares may be issued upon the conversion of our Convertible Subordinated Notes and will become eligible for sale under an S-3 registration statement that we will file to meet our registration rights obligations in connection with our sale of Convertible Subordinated Notes. Certain of our shareholders and warrant holders have registration rights with respect to the Common Stock and Common Stock issuable under the warrants.

OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS WILL BE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER US.

     As a result of our offerings, our directors, executive officers and principal shareholders will beneficially own a substantial portion of our outstanding Common Stock. These shareholders, if they vote together, will be able to exercise significant influence over all matters requiring shareholder approval, including the election of

CRITICAL PATH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of our company.

OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE IN CONTROL.

     Our Articles of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could limit the price that investors might be willing to pay in the future for shares of our Common Stock. Some of these provisions:

     - Authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of Common Stock;

     - Prohibit shareholder action by written consent; and

     - Establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by shareholders at a meeting.

CRITICAL PATH, INC.
SUPPLEMENTAL PRO FORMA FINANCIAL DATA (UNAUDITED)

     The following supplemental pro forma financial information presents the Company's consolidated results of operations for the three- and six-month periods ended June 30, 1999 and 2000, excluding the impact of certain special charges consisting of (i) amortization of intangible assets associated with purchase business combinations, (ii) accruals for employee retention bonuses associated with purchase business combinations, and (iii) stock-based compensation associated with outstanding options and warrants. This supplemental presentation is for informational purposes only, and is not intended to replace the condensed consolidated operating results prepared and presented in accordance with generally accepted accounting principles.

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   --------------------    --------------------
                                                   JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                     1999        2000        1999        2000
                                                   --------    --------    --------    --------
(In thousands, except per share amounts)
Net revenues
  Licenses.......................................  $    --     $ 13,897    $     --    $ 24,967
  Services.......................................    2,006       19,598       3,055      33,081
                                                   -------     --------    --------    --------
          Total net revenues.....................    2,006       33,495       3,055      58,048
                                                   -------     --------    --------    --------
Cost of net revenues
  Licenses.......................................       --          737          --       1,744
  Services.......................................    3,234       16,738       5,148      31,078
                                                   -------     --------    --------    --------
          Total cost of net revenues.............    3,234       17,475       5,148      32,822
                                                   -------     --------    --------    --------
Gross profit (loss)..............................   (1,228)      16,020      (2,093)     25,226
                                                   -------     --------    --------    --------
Operating expenses
  Sales and marketing............................    3,219       17,342       5,203      30,947
  Research and development.......................    1,430        9,213       2,809      15,536
  General and administrative.....................    2,691        7,332       4,241      14,098
                                                   -------     --------    --------    --------
          Total operating expenses...............    7,340       33,887      12,253      60,581
                                                   -------     --------    --------    --------
Loss from operations.............................   (8,568)     (17,867)    (14,346)    (35,355)
                                                   -------     --------    --------    --------
Interest and other income (expense), net.........    1,882        4,697       2,233       5,954
Interest expense.................................     (164)      (5,244)       (212)     (5,501)
Minority interest in net income of consolidated
  subsidiary.....................................       --         (325)         --        (325)
                                                   -------     --------    --------    --------
Loss before income taxes.........................   (6,850)     (18,739)    (12,325)    (35,227)
Provision for income taxes.......................       --       (1,439)         --      (1,799)
                                                   -------     --------    --------    --------
Net Loss.........................................  $(6,850)    $(20,178)   $(12,325)   $(37,026)
                                                   =======     ========    ========    ========
Net loss per share -- basic and diluted..........  $ (0.21)    $  (0.34)   $  (0.62)   $  (0.68)
                                                   =======     ========    ========    ========
Weighted average shares -- basic and diluted.....   32,977       58,592      19,994      54,581
                                                   =======     ========    ========    ========

CRITICAL PATH, INC.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2000, the Company did not have any derivative financial instruments. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of June 30, 2000.

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

                          PART 2 -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Footnote 7, "Commitments and Contingencies", in the Notes to Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     See Footnote 2, "Acquisitions and Joint Venture", in the Notes to Consolidated Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 13, 2000, an Annual Meeting of the Shareholders of Critical Path, Inc., was held at the Park Hyatt Hotel, 333 Battery Street, San Francisco, California.

     At the Annual Meeting, the following persons were elected by the Shareholders of Critical Path, Inc. as directors to serve until the next annual meeting: David Hayden, Douglas Hickey, Christos Cotsakos, Lisa Gansky, Kevin Harvey, James Smith and George Zachary.

     The following table sets forth the number of votes cast for, against, and withheld, including abstentions and broker non-votes, for the persons standing for election as a director:
--------------------------------------------------------------------------------

                                                         VOTES
                         ----------------------------------------------------------------------
        PERSON                    FOR                   AGAINST                 ABSTAIN
-----------------------------------------------------------------------------------------------
 Christos M. Cotsakos          39,054,352               179,860                 122,550
-----------------------------------------------------------------------------------------------
 Lisa A. Gansky                39,221,435                3,277                  122,550
-----------------------------------------------------------------------------------------------
 Kevin R. Harvey               39,232,731                1,481                  122,550
-----------------------------------------------------------------------------------------------
 David C. Hayden               39,230,977                3,235                  122,550
-----------------------------------------------------------------------------------------------
 Douglas T. Hickey             39,223,666                10,546                 122,550
-----------------------------------------------------------------------------------------------
 James A. Smith                38,926,842               307,370                 122,550
-----------------------------------------------------------------------------------------------
 George Zachary                39,224,305                9,907                  122,550
-----------------------------------------------------------------------------------------------

     The following items were approved at the Annual Meeting by the Shareholders of Critical Path, Inc.:

     1. A proposal to change the state of incorporation of Critical Path, Inc. from California to Delaware;

     2. A proposal to increase the number of authorized shares of Common Stock from 150,000,000 to 500,000,000;

     3. A proposal to reserve an additional 8,000,000 shares of Common Stock for issuance under Critical Path's 1998 Stock Plan;

     4. A proposal to amend Critical Path's 1998 Stock Plan to reduce the annual increase in shares of Common Stock authorized to be issued thereunder from 5% of Critical Path's authorized shares to 2% of Critical Path's authorized shares, subject to the increase in the number of authorized shares to 500,000,000; and

     5. The appointment of PricewaterhouseCoopers LLP as Critical Path's independent accounts for the 2000 fiscal year.

     The following table sets forth the number of votes cast for, against, and withheld, including abstentions and broker non-votes, for each proposal outlined above:
--------------------------------------------------------------------------------

                                                           VOTES
                       ------------------------------------------------------------------------------
      PROPOSAL                FOR               AGAINST             ABSTAIN            NOT-VOTED
-----------------------------------------------------------------------------------------------------
 Proposal 1                29,390,568          4,845,513             10,902            5,109,779
-----------------------------------------------------------------------------------------------------
 Proposal 2                33,609,280          5,718,597             28,884                1
-----------------------------------------------------------------------------------------------------
 Proposal 3                27,329,399          6,816,606            100,978            5,109,779
-----------------------------------------------------------------------------------------------------
 Proposal 4                36,398,379          2,882,894             48,988              35,501
-----------------------------------------------------------------------------------------------------
 Proposal 5                39,301,299            12,983              41,480
-----------------------------------------------------------------------------------------------------

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27.1  Financial Data Schedule

(b) Reports on Form 8-K

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2000
                                          CRITICAL PATH, INC.

                                          By:     /s/ MARK J. RUBASH
                                          --------------------------------------
                                                      Mark J. Rubash
                                                Executive Vice President,
                                                 Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                            Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 27.1      Financial Data Schedule