Form 10-Q
period 2000-09-30
CRITICAL PATH INC
filed 2000-11-14
CIK 1060801

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of October 31, 2000, the company had outstanding 73,651,212 shares of common stock, $0.001 par value per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CRITICAL PATH, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1.  Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheet..................................    1
         Consolidated Statement of Operations........................    2
         Consolidated Statement of Cash Flows........................    3
         Notes to Consolidated Financial Statements..................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   18
         Supplemental Pro Forma Financial Data (Unaudited)...........   40
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   41

                                  PART II
Item 1.  Legal Proceedings...........................................   42
Item 2.  Changes in Securities and Use of Proceeds...................   42
Item 3.  Defaults Upon Senior Securities.............................   42
Item 4.  Submission of Matters to a Vote of Security Holders.........   42
Item 5.  Other Information...........................................   42
Item 6.  Exhibits and Reports on Form 8-K............................   42

                                     PART I

             ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              CRITICAL PATH, INC.

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1999            2000
                                                              ------------    -------------
                                                                               (UNAUDITED)
Current assets
  Cash and cash equivalents.................................   $  75,932       $  242,458
  Restricted cash...........................................         325              325
  Accounts receivable, net..................................      10,147           43,911
  Other current assets......................................      40,800            9,688
                                                               ---------       ----------
         Total current assets...............................     127,204          296,382
Investments.................................................      18,426           32,669
Notes receivable from officers..............................         669            1,107
Property and equipment, net.................................      52,517           85,704
Intangible assets, net......................................     474,297        1,498,578
Other assets................................................         692            9,202
                                                               ---------       ----------
         Total assets.......................................   $ 673,805       $1,923,642
                                                               =========       ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................   $  35,621       $   42,546
  Accrued expenses..........................................       7,120           14,529
  Deferred revenue..........................................       1,818           16,683
  Capital lease and other obligations, current..............       6,585            9,681
                                                               ---------       ----------
         Total current liabilities..........................      51,144           83,439
Convertible subordinated notes payable......................          --          300,000
Capital lease and other obligations, long-term..............       5,669            5,958
                                                               ---------       ----------
         Total liabilities..................................      56,813          389,397
                                                               ---------       ----------
Minority interest in consolidated subsidiary................          --              526
Commitments and contingencies
Shareholders' Equity
  Preferred Stock and paid-in-capital, $0.001 par value
    Shares authorized: 5,000
    Shares issued and outstanding: none.....................          --               --
  Common Stock and paid-in-capital, $0.001 par value
    Shares authorized: 150,000
    Shares issued and outstanding: 46,937 and 73,392 (net of
      134 and 175 treasury shares at cost of $229 and $342,
      respectively).........................................     864,699        2,132,237
  Notes receivable from shareholders........................      (1,154)          (1,192)
  Unearned compensation.....................................    (124,906)        (126,807)
  Accumulated deficit, including other comprehensive loss...    (121,647)        (470,519)
                                                               ---------       ----------
         Total shareholders' equity.........................     616,992        1,533,719
         Total liabilities and shareholders' equity.........   $ 673,805       $1,923,642
                                                               =========       ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              CRITICAL PATH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             2000             1999             2000
                                         -------------    -------------    -------------    -------------
                                                  (UNAUDITED)                       (UNAUDITED)
Net revenues
  Licenses.............................    $     --         $  21,998        $     --         $  46,965
  Services.............................       4,913            22,977           7,968            56,058
                                           --------         ---------        --------         ---------
          Total net revenues...........       4,913            44,975           7,968           103,023
                                           --------         ---------        --------         ---------
Cost of net revenues
  Licenses.............................          --               634              --             2,378
  Services.............................       4,681            19,076           9,829            50,154
  Amortization of purchased
     technology........................          --             4,434              --            10,969
  Acquisition-related retention
     bonuses...........................         130               260             130             1,040
  Stock-based expenses.................       2,712               381           3,901             1,257
                                           --------         ---------        --------         ---------
          Total cost of net revenues...       7,523            24,785          13,860            65,798
                                           --------         ---------        --------         ---------
Gross profit (loss)....................      (2,610)           20,190          (5,892)           37,225
                                           --------         ---------        --------         ---------
Operating expenses
  Sales and marketing..................       3,557            16,128           8,760            47,075
  Research and development.............       1,895             7,635           4,705            23,171
  General and administrative...........       3,678             6,491           7,919            20,589
  Amortization of intangible assets....       9,263            94,160           9,813           230,645
  Acquisition-related retention
     bonuses...........................         570             2,888             570             9,260
  Stock-based expenses.................       5,425            10,388          25,244            29,033
  Acquired in-process research and
     development.......................          --             3,500              --             3,700
  Employee severance expenses..........          --             6,695              --             6,695
                                           --------         ---------        --------         ---------
          Total operating expenses.....      24,388           147,885          57,011           370,168
                                           --------         ---------        --------         ---------
Loss from operations...................     (26,998)         (127,695)        (62,903)         (332,943)
Interest and other income (expense),
  net..................................       2,841             4,905           5,074            10,859
Interest expense.......................        (167)           (5,214)           (411)          (10,747)
Equity in net loss of joint venture....          --              (640)             --              (640)
Minority interest in net income of
  consolidated subsidiary..............          --              (201)             --              (526)
                                           --------         ---------        --------         ---------
Loss before income taxes...............     (24,324)         (128,845)        (58,240)         (333,997)
Provision for income taxes.............          --            (2,534)             --            (4,333)
                                           --------         ---------        --------         ---------
Net loss...............................    $(24,324)        $(131,379)       $(58,240)        $(338,330)
                                           ========         =========        ========         =========
Net loss per share -- basic and
  diluted..............................    $  (0.65)        $   (2.13)       $  (2.26)        $   (5.94)
                                           ========         =========        ========         =========
Weighted average shares -- basic and
  diluted..............................      37,158            61,614          25,715            56,925
                                           ========         =========        ========         =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              CRITICAL PATH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              ----------------------
                                                                1999         2000
                                                              ---------    ---------
                                                                   (UNAUDITED)
Operations
  Net loss..................................................  $ (58,240)   $(338,330)
  Provision for doubtful accounts...........................        135        1,169
  Depreciation and amortization.............................     14,017       24,915
  Amortization of intangible assets.........................         --      241,614
  Amortization of stock-based costs and expenses............     29,299       33,783
  Acquired in-process research and development..............         --        3,700
  Minority interest in net income of consolidated
     subsidiary.............................................         --          526
  Equity in net loss of unconsolidated affiliate............         --          640
  Accounts receivable.......................................     (1,562)     (18,124)
  Other assets..............................................     (3,997)      (5,442)
  Accounts payable..........................................      2,928        1,413
  Accrued expenses..........................................      2,018       (3,162)
  Deferred revenue..........................................       (438)        (599)
                                                              ---------    ---------
     Net cash used in operating activities..................    (15,840)     (57,897)
                                                              ---------    ---------
Investing
  Notes receivable from officers............................       (122)        (371)
  Property and equipment purchases..........................    (21,843)     (39,939)
  Investments in unconsolidated entities, net...............     (4,500)     (24,895)
  Payments for acquisitions, net of cash acquired...........    (78,223)     (24,417)
  Promissory note receivable................................    (15,000)      10,000
                                                              ---------    ---------
     Net cash used in investing activities..................   (119,688)     (79,622)
                                                              ---------    ---------
Financing
  Proceeds from issuance of Preferred Stock, net............     12,496           --
  Proceeds from issuance of Common Stock, net...............    257,372       29,414
  Proceeds from convertible debt offering, net..............         --      289,221
  Proceeds from payments of shareholder notes receivable....         97           --
  Principle payment to retire note payable..................         --       (8,000)
  Principal payments on lease obligations...................     (2,166)      (4,711)
  Purchase of treasury stock................................       (229)        (113)
                                                              ---------    ---------
     Net cash provided by financing activities..............    267,570      305,811
                                                              ---------    ---------
Net change in cash and cash equivalents.....................    132,042      168,292
Effect of exchange rates on cash and cash equivalents.......         --       (1,766)
Cash and cash equivalents at beginning of period............     14,791       75,932
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 146,833    $ 242,458
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

                              CRITICAL PATH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     Critical Path, Inc. was incorporated in California on February 19, 1997. In connection with the Annual Shareholders meeting held in June 2000, the shareholders approved the re-incorporation of Critical Path, Inc. in Delaware, as well as an increase in the authorized shares of Common Stock from 150 million to 500 million. Management expects that these changes will become effective in the fourth quarter of 2000. The unaudited Consolidated Financial Statements ("Financial Statements") of Critical Path, Inc. and Subsidiaries (the "Company" or "Critical Path") furnished herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for each interim period presented. All adjustments are normal recurring adjustments. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, presented in the Company's 1999 Annual Report on Form 10-K/A. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire year.

  Basis of presentation

     The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Cash equivalents and restricted cash

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds. Restricted cash is composed of amounts held on deposit that are required as collateral for Company issued credit cards.

  Investments

     Marketable securities are classified as available-for-sale as of each balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and charges for permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. The equity method is used to account for investments in unconsolidated entities if the Company has the ability to exercise significant influence over financial and operating matters, but does not have the ability to control such entities. The cost method is used to account for equity investments in unconsolidated entities where the Company does not have the ability to exercise significant influence over financial and operating matters. The Company periodically evaluates these investments for other-than-temporary impairment.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents and restricted cash are deposited with financial institutions that management believes are creditworthy. The Company's accounts receivable are derived from product and service transactions with geographically dispersed companies that operate in a number of horizontal markets. At September 30, 2000, approximately 10% of the Company's net accounts receivable were collectible from over 270 publicly-held and private companies operating Internet portal and other on-line businesses. Approximately 8% of the Company's net accounts receivable were collectible from over 80 Internet service providers. Due to the large representative customer

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

base, management does not believe that these industry concentrations expose the Company to material credit risk. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. To date, such losses have been within management's expectations.

  Fair value of financial instruments

     The Company's financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and capital lease obligations, are carried at cost, which approximates fair value due to the short maturity of these instruments.

  Property and equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three to five years, or the lease term, if applicable. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

  Internally developed software

     Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. SOP 98-1 provides guidance on capitalization of costs incurred for computer software developed or obtained for internal use. The Company capitalizes internally developed software costs in accordance with SOP 98-1; these costs primarily include purchased software and external consulting fees. SOP 98-1 was adopted during 1999, and did not have a material effect on the Company's 1999 financial results.

  Intangible assets

     Identifiable intangible assets result from the application of the purchase method of accounting for the Company's acquisitions and are composed of the amounts allocated to the acquisition date fair value of assembled workforce, customer base and acquired technology. The excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired is allocated to goodwill. Intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives ranging from two to eight years. The Company periodically evaluates the reasonableness of the remaining useful lives of intangible assets based upon an analysis of current operating contributions and business plans.

  Valuation of long-lived assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever the evaluation demonstrates that the carrying amount of a long-lived asset is not recoverable. Since February 19, 1997 (inception) through September 30, 2000, no impairment losses have been identified.

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

  Revenue recognition

     The Company's revenue recognition policies are in compliance with all applicable accounting standards and regulations, and subsequent amendments and interpretations issued by the American Institute of Certified Public Accountants ("AICPA") and the Securities and Exchange Commission ("SEC"), including SOP 97-2, "Software Revenue Recognition," SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and the SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SOP 97-2 provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, specified upgrades and enhancements, post contract customer support, installation, training or other services. Under SOP 97-2, the determination of fair value is based on Company-specific objective evidence. If objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

     License Revenue. License revenue is derived from perpetual and term licenses for the Company's messaging, directory, collaborative and enterprise application integration technologies. License revenues are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software to the customer has occurred and the collection of a fixed or determinable license fee is considered probable.

     The Company also receives license fees from resellers under arrangements that do not provide product return, exchange or upgrade rights. Revenue from reseller agreements may include a nonrefundable, advance royalty which is payable upon the signing of the contract and license fees based on the contracted value of the Company's products purchased by the reseller. Guaranteed license fees from resellers, where no right of return exists, are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software has occurred and the collection of a fixed or determinable license fee is considered probable. Non-guaranteed per-copy license fees from resellers are initially deferred and are recognized when they are reported as sold to end users by the reseller.

     Service Revenue. The Company derives service revenues from the delivery of hosted messaging and collaboration services, professional services associated with both hosted services and licensed products and from post-contract customer support agreements associated with product licenses. Fees for hosted messaging services are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a ratable monthly basis over the term of the contract beginning with the month in which service delivery starts. Amounts billed or received in advance of service delivery are initially deferred and subsequently recognized on a ratable monthly basis over the term of the contract beginning with the month in which service delivery starts.

     Fees from with post-contract customer support agreements associated with product licenses are recognized ratably over the term of the support contract, generally one year. Other services revenue, composed primarily of training, installation and configuration services, are recognized in the period in which the services are performed.

  Research and development

     Research and development costs include expenses incurred by the Company to develop and enhance its portfolio of secure messaging, directory, wireless, data integration and collaboration solutions. Research and development costs, including acquired in-process research and development costs, are recognized as an expense as incurred.

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

  Advertising expense

     Advertising and promotion costs are generally expensed as incurred. Costs associated with the development of print or other media campaigns are deferred until the period that includes the first commercial use of the media campaign. Costs associated with industry trade shows and customer conferences are deferred until the period that includes the applicable trade show or conference.

  Stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation was intended to clarify certain issues that have arisen in practice since the issuance of Accounting Principals Board No. 25, "Accounting for Stock Issued to Employees." The Company implemented the provisions of FIN No. 44 in the quarter ended June 30, 2000. Management does not believe that the adoption of FIN No. 44 will have a significant impact on future results.

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

  Net loss per share

     Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share" and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase by the Company and shares held in escrow in connection with certain acquisition agreements, are excluded from the basic calculation. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of each class of potential common shares is dilutive. Potential common shares include restricted Common Stock, shares held in escrow, and incremental Common and Preferred shares issuable upon the exercise of stock options and warrants and upon conversion of Series A and Series B Convertible Preferred Stock and the convertible notes.

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

  Comprehensive income

     In accordance with SFAS No. 130, "Reporting Comprehensive Income" the Company accounts for and reports comprehensive income or loss and its components in its financial statements. Comprehensive income or loss, as defined, includes the Company's net income or loss and all other changes in equity (net assets) during the period from non-owner sources.

  Foreign currency translation

     Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are charged or credited to other comprehensive income, a component of shareholders' equity. Realized gains and losses on foreign currency transactions are included in "Interest and other income (expense), net."

  Segment and geographic information

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not have separately reportable operating segments. The Company operates in one principle business segment across domestic and international markets.

NOTE 2 -- ACQUISITIONS AND JOINT VENTURE

  ISOCOR Corporation

     On January 19, 2000, the Company acquired ISOCOR Corporation ("ISOCOR"), a leading supplier of Internet messaging, directory and meta-directory software solutions. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon an independent valuation using a combination of methods, including an income approach for the acquired in-process research and development and existing technologies and the customer base, and a replacement cost approach for the value of the assembled workforce.

     The total purchase price of approximately $274.9 million consisted of $226.7 million of the Company's Common Stock (5,043,054 shares), assumed stock options with a fair value of $37.2 million, and other acquisition related expenses of approximately $11.0 million, consisting primarily of payments for legal and financial advisory services. Of the total purchase price, $18.7 million was allocated to net tangible assets, and the remainder was allocated to intangible assets, including in-process research and development ($200,000), existing technology ($18.3 million), customer base ($9.8 million), assembled workforce ($3.4 million) and goodwill ($224.5 million). The acquired in-process research and development was recognized as research and development expense in the period the transaction was consummated. The fair value of other acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years.

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

     The ISOCOR acquisition was recognized as follows:

                                                         (IN THOUSANDS)
Fair value of assets acquired..........................    $ 290,176
Liabilities assumed....................................      (15,291)
Fair value of Common Stock and options issued..........     (263,885)
                                                           ---------
Cash paid, including acquisition costs.................       11,000
Less: cash acquired....................................       18,989
                                                           ---------
Net cash acquired......................................    $   7,989
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

     The total purchase price of $258.0 million consisted of $30.0 million cash, Common Stock (3,805,820 shares) valued at $218.0 million, and other acquisition related expenses of approximately $10.0 million, consisting primarily of payments for legal and financial advisory services. Of the total purchase price, approximately $7.1 million was allocated to net tangible liabilities and the remainder was allocated to intangible assets, including assembled workforce ($500,000), existing technology ($21.5 million), and goodwill ($243.1 million). The fair value of acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years.

     The docSpace acquisition was recognized as follows:

                                                         (IN THOUSANDS)
Fair value of assets acquired..........................    $ 266,128
Liabilities assumed....................................       (8,154)
Fair value of Common Stock issued......................     (217,979)
                                                           ---------
Cash paid, including acquisition costs.................       39,995
Less: cash acquired....................................          153
                                                           ---------
Net cash paid..........................................    $  39,842
                                                           =========

  RemarQ Communities, Inc.

     On March 30, 2000, the Company acquired RemarQ Communities, Inc. ("RemarQ"), a provider of Internet collaboration services for corporations, Web portals and Internet service providers. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon an independent valuation using a combination of methods, including cost and royalty savings approaches for the value of the acquired existing technology, cost and income approaches for the value of the customer base, and a cost approach for the value of the assembled workforce.

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

     The total purchase price of approximately $267.6 million, consisted of Common Stock (3,868,450 shares) valued at $259.3 million, assumed stock options with an estimated fair market value of $7.7 million, and other acquisition related expenses of approximately $600,000, consisting primarily of payments for legal and financial advisory services. Of the total purchase price, approximately $7.8 million was allocated to net tangible assets, and the remainder was allocated to intangible assets, including existing technology ($4.5 million), assembled workforce ($3.3 million), customer base ($5.9 million), and goodwill ($246.1 million). The fair value of the acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of two to three years. Goodwill is being amortized using the straight-line method over three years.

     The RemarQ acquisition was recognized as follows:

                                                         (IN THOUSANDS)
Fair value of assets acquired..........................    $ 279,033
Liabilities assumed....................................      (11,453)
Fair value of Common Stock and options issued..........     (267,000)
                                                           ---------
Cash paid, including acquisition costs.................          580
Less: cash acquired....................................       11,203
                                                           ---------
Net cash acquired......................................    $  10,623
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

     The total purchase price was approximately $41.3 million, which consisted of the Company's Common Stock (1,007,835 shares) valued at $33.0 million, assumed stock options with an estimated fair market value of $5.7 million, assumed warrants with an estimated fair value of $1.0 million, and other acquisition related expenses of approximately $1.6 million, consisting primarily of payments for legal and financial advisory services. Of the total purchase price, approximately $1.0 million was allocated to net tangible liabilities, and the remainder was allocated to intangible assets, including existing technology ($3.6 million), assembled workforce ($1.4 million), customer base ($9.0 million), and goodwill ($28.3 million). The fair value of the acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of four years. Goodwill is being amortized using the straight-line method over four years.

     The Netmosphere acquisition was recognized as follows:

                                                         (IN THOUSANDS)
Fair value of assets acquired..........................     $ 43,089
Liabilities assumed....................................       (1,749)
Fair value of Common Stock, options and warrants
  issued...............................................      (39,726)
                                                            --------
Cash paid, including acquisition costs.................        1,614
Less: cash acquired....................................           23
                                                            --------
Net cash paid..........................................     $  1,591
                                                            ========

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

  PeerLogic, Inc.

     On September 26, 2000, the Company acquired PeerLogic, Inc. ("PeerLogic"), a vendor of directory and enterprise application integration software. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon an independent valuation using a combination of methods, including an income approach for the acquired in-process research and development and existing technologies and the customer base, and a replacement cost approach for the value of the assembled workforce.

     Upon consummation of the PeerLogic acquisition, the Company recognized $3.5 million representing the value attributable to acquired in-process research and development in certain enterprise application integration software that had not yet reached technological feasibility and had no alternative future use. The value was determined using an income approach, by estimating the future net cash flows of the acquired in-process research and development over its estimated useful life and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process research and development. The acquired in-process research and development is expected to become commercially available in 2001.

     The total purchase price of approximately $445.1 million consisted of $374.7 million of the Company's Common Stock (6.4 million shares), assumed stock options with a fair value of $63.4 million, other acquisition related expenses of approximately $4.0 million, consisting primarily of payments for legal and financial advisory services, and the Company's previous $3.0 million minority investment in PeerLogic. Of the total purchase price, approximately $22.4 million was allocated to the net tangible liabilities, approximately $28.3 million was allocated to unearned compensation related to the unvested portion of assumed stock options, and the remainder was allocated to intangible assets, including acquired in-process research and development ($3.5 million), existing technology ($30.3 million), assembled workforce ($7.4 million), customer base ($5.5 million), and goodwill ($392.5 million). The unvested portion of the assumed stock options was capitalized and is being amortized over the estimated remaining service period of two years. The fair value of other acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years.

     The PeerLogic acquisition was recognized as follows:

                                                         (IN THOUSANDS)
Fair value of assets acquired..........................    $ 475,524
Liabilities assumed....................................      (30,404)
Fair value of Common Stock, options and warrants
  issued...............................................     (438,120)
                                                           ---------
Cash paid, including acquisition costs.................        7,000
Less: cash acquired....................................            0
                                                           ---------
Net cash paid..........................................    $   7,000
                                                           =========

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

  ProForma Results

     The following unaudited pro forma information presents the Company's consolidated results of operations for the nine months ended September 30, 1999 and 2000, as if the acquisitions had been consummated at the beginning of each period. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets and the accretion of the acquisition-related retention bonuses.

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                               ----------------------
                                                 1999         2000
                                               ---------    ---------
                                                   (IN THOUSANDS,
                                               EXCEPT PER SHARE DATA)
Net revenues.................................  $  34,577    $ 121,752
Net loss.....................................   (398,840)    (536,528)
Net loss per share -- basic and diluted......      (9.12)       (7.63)

     The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisition taken place at the beginning of the periods presented.

  Critical Path Pacific

     The Company established a joint venture, Critical Path Pacific ("CP Pacific"), with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to Asia/Pacific businesses. The Company has invested $7.5 million and holds a 40% ownership interest in the joint venture. This investment is being accounted for using the equity method. During the three-and nine-month periods ended September 30, 2000, the Company recorded equity in net loss of joint venture of $640,000.

NOTE 3 -- ACQUISITION-RELATED RETENTION BONUSES

     In connection with the acquisitions of dotOne Corporation ("dotOne"), Amplitude Software Corporation ("Amplitude"), Xeti, Inc. ("Xeti"), FaxNet Corporation ("FaxNet"), ISOCOR, and docSpace, the Company established a retention bonus program in the aggregate amount of $20.7 million to provide incentives for certain former employees of these companies to continue their employment with Critical Path. Payment of bonuses to the listed employees will occur one year following the date of acquisition, unless the listed employees voluntarily terminate their employment with the Company prior to the respective acquisition's one-year anniversary. The aggregate amount of the eligible bonuses is reduced for the bonus amount allocated to each former dotOne, Amplitude, Xeti, FaxNet, ISOCOR, and docSpace employee that chooses to terminate his or her employment with the Company. A ratable share of the adjusted eligible bonus amount will be accrued and charged to compensation expense over the respective twelve-month period commencing on the date the bonuses are granted.

     As of September 30, 2000, the aggregate, adjusted eligible bonus amount was $18.3 million, and the amount recognized as compensation expense was $3.1 million and $10.3 million during the three- and nine-month periods then ended, respectively. Additionally, during the three-month period ended September 30, 2000, approximately $790,000 was recognized as employee severance expense, resulting from acceleration of the required one year vesting period (Note 4). Based on the functions of the employees scheduled to receive acquisition-related retention bonuses, $260,000 and $1.0 million of the compensation charge was allocated to cost of net revenues, and the remaining $2.9 million and $9.3 million was allocated to operating expenses, for the three-and nine-month periods ended September 30, 2000, respectively. Acquisition-related retention bonuses during both the three- and nine-month periods ended September 30, 1999, amounted to $700,000.

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

During the three- and nine-months ended September 30, 2000, of which $130,000 was allocated to cost of net revenues and the remaining $570,000 was allocated to operating expenses.

NOTE 4 -- EMPLOYEE SEVERANCE EXPENSES

     On July 19, 2000, the Company announced its plan to reduce its worldwide employee headcount by approximately 13%. This employee reduction plan was executed with the intent to realize various synergies gained through the nine acquisitions the Company completed in 1999 and the first half of 2000. During the quarter ended September 30, 2000, the Company recognized a one-time charge for severance-related costs totaling $6.7 million, composed of $3.3 million in cash charges and $3.4 million in stock-based compensation expense. During the quarter ended September 30, 2000, the Company paid approximately $2.6 million related to employee severance and expects to make the remaining severance related payments in the quarter ending December 31, 2000. Any differences between the amounts accrued and amounts actually incurred will be recognized in the quarter ending December 31, 2000. The Company recognized stock-based compensation expense resulting from the acceleration of certain employee stock options in connection with the Company's employee reduction plan. These charges totaled $3.4 million and have been included in employee severance expense for the quarter ended September 30, 2000.

NOTE 5 -- INVESTMENTS

     The Company's investments in unconsolidated entities consist of the following:

                                                     DECEMBER 31,    SEPTEMBER 30,
                                                         1999            2000
                                                     ------------    -------------
                                                            (IN THOUSANDS)
Marketable securities..............................    $10,926          $ 2,201
Non-marketable securities, at cost.................      7,500           23,600
Investments, at equity.............................         --            6,868
                                                       -------          -------
          Total Investments........................    $18,426          $32,669
                                                       =======          =======

     The Company made strategic equity investments totaling $13.1 million during the three months ended September 30, 2000 in four private entities, which are being accounted for using the cost method of accounting. See Subsequent
Events -- Note 13.

NOTE 6 -- INTANGIBLE ASSETS

                                                     DECEMBER 31,    SEPTEMBER 30,
                                                         1999            2000
                                                     ------------    -------------
                                                            (IN THOUSANDS)
Goodwill...........................................    $475,368       $1,615,513
Customer base......................................      12,800           42,950
Assembled workforce................................       6,960           22,960
Existing technology................................       9,940           89,540
Patent license.....................................       1,488            1,488
                                                       --------       ----------
                                                        506,556        1,772,451
Less: accumulated amortization.....................     (32,259)        (273,873)
                                                       --------       ----------
          Intangible assets, net...................    $474,297       $1,498,578
                                                       ========       ==========

     Amortization of intangible assets totaled $98.6 million and $241.6 million during the three- and nine-month periods ended September 30, 2000, respectively. During the three- and nine-month periods ended September 30, 1999, amortization of intangible assets totaled $9.3 million and $9.8 million, respectively.

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

Based on the functionality of the purchased technology, amortization expense for the three- and nine-month periods ended September 30, 2000, of $4.4 million and $11.0 million, respectively, was allocated to cost of net revenues. The remaining $94.2 million and $230.6 million was allocated to operating expenses.

NOTE 7 -- BORROWINGS

     On September 26, 2000, in connection with the PeerLogic acquisition, the Company assumed an $8.0 million unsecured convertible note payable to International Computers Limited ("ICL") (the "ICL Note Payable"). The ICL Note Payable was issued by PeerLogic in April 1999, accrued interest at a rate of 7.5% per annum and was payable in equal, principal and interest, monthly installments commencing on August 1, 1999 until June 30, 2002, when the balance of the unpaid principal and accrued interest shall be due and payable in full. On September 29, 2000, the Company retired the ICL Note Payable through the payment of $8.7 million in principal ($8.0 million) and interest ($700,000) to ICL.

     On March 30, 2000, the Company issued $300.0 million of five-year, 5.75% Convertible Subordinated Notes ("Notes") due April 2005, to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Holders may convert the Notes into shares of Critical Path's Common Stock at any time before their maturity or the business day before their redemption or repurchase of Critical Path. The conversion rate is 9.8546 shares per $1,000 principal amount of Notes, subject to adjustment in certain circumstances This rate is equivalent to a conversion price of approximately $101.48 per share.

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

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

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

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

     In the ordinary course of business, the Company has issued letters of credit and refundable security deposits totaling $1.7 million associated primarily with operating leases for office facilities.

NOTE 9 -- MINORITY INTEREST IN SUBSIDIARY

     The Company owns a 72.87% interest in CP Italia, a consolidated subsidiary. In addition, in the event certain performance levels are achieved, the Company has agreed to purchase the remaining 27.13% minority interest it doesn't own on or before January 31, 2001, for a purchase price ranging from $2.7 million to $4.2 million, based upon the achievement of future performance milestones.

NOTE 10 -- SHAREHOLDERS' EQUITY

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

     As of April 9, 2000, all five milestones had been attained. Aggregate charges to stock-based expenses of $798,000 and $5.9 million were recorded during the three-month periods ended September 30, 1999 and 2000, respectively, and $12.2 million and $13.6 million were recorded during the nine-month periods ended September 30, 1999 and 2000, respectively, related to these warrants. At April 9, 2000, the final revised aggregate fair value of all vested warrants was $93.8 million.

     On September 8, 2000, AOL executed a net exercise of warrants to purchase 766,674 shares related to the attainment of the first of five milestones (the related gross number of warrants to purchase shares of the Company's Common Stock were 814,254 shares). On September 18, 2000, AOL executed a net exercise of warrants to purchase 1,441,067 shares related to the attainment of the remaining four milestones (the related gross number of warrants to purchase shares of the Company's Common Stock were 1,628,512 shares).

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

     As of September 30, 2000, only the first of the six milestones had been attained. None of the remaining milestones are considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones has not been recognized. During the three- and nine-month periods ended September 30, 2000, $1.9 million and $5.6 million, respectively, was charged to stock-based expense related to the vested warrants.

  Worldsport Network Ltd.

     In December 1999, the Company entered into an agreement with Worldsport Network Ltd. ("Worldsport"), exclusive provider of Internet solutions for the General Association of International Sports Federations ("GAISF") and a majority of the international federations it recognizes. Worldsport offers Critical

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

Path's advanced Web-based email and calendaring services to the entire GAISF network and its members. As part of the agreement, Worldsport agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase up to a 1.25% equity interest in the Company on a fully diluted basis upon attainment of each of five milestones.

     As of September 30, 2000, none of the milestones were considered probable and as a result, the fair value associated with these warrants has not been recognized.

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

     As of September 30, 2000, none of the vesting milestones had been attained; however, the Company believes that all shares underlying these warrants are probable of issuance. As a result, the shares underlying these milestones were remeasured using the September 30, 2000, closing price of the Company's Common Stock of $60.75, resulting in a revised fair value of the warrants of $17.6 million. The fair value of the warrants will be recognized on a straight-line basis over the greater of the term of the contract or the expected period of benefit of the strategic relationship. During the three- and nine-month periods ended September 30, 2000, no amount was recognized as stock-based expense related to these warrants.

NOTE 11 -- COMPREHENSIVE LOSS

     The components of comprehensive loss, net of tax, are as follows:

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                ---------------------    ---------------------
                                                  1999        2000         1999        2000
                                                --------    ---------    --------    ---------
                                                                (IN THOUSANDS)
Net loss......................................  $(24,324)   $(131,379)   $(58,240)   $(338,330)
Unrealized investment gains (losses)..........    (7,475)      (3,117)      7,014       (9,233)
Foreign currency translation adjustments......        --       (1,177)         --       (1,308)
                                                --------    ---------    --------    ---------
Comprehensive loss............................  $(31,799)   $(135,673)   $(51,226)   $(348,871)
                                                ========    =========    ========    =========

     Accumulated other comprehensive loss consists of unrealized gains (losses) on available-for-sale securities, net of tax, and cumulative translation adjustments, as presented on the accompanying consolidated balance sheet.

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

NOTE 12 -- NET LOSS PER SHARE

     Net loss per share is calculated as follows:

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                ---------------------    ---------------------
                                                  1999        2000         1999        2000
                                                --------    ---------    --------    ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss......................................  $(24,324)   $(131,379)   $(58,240)   $(338,330)
Weighted average shares outstanding...........    39,990       64,405      28,768       60,061
Weighted average shares subject to repurchase
  agreements..................................    (2,574)      (1,214)     (2,967)      (1,637)
Weighted average shares held in escrow related
  to acquisitions.............................      (258)      (1,577)        (86)      (1,499)
                                                --------    ---------    --------    ---------
Shares used in computation of basic and
  diluted net loss per share..................    37,158       61,614      25,715       56,925
                                                ========    =========    ========    =========
Net loss per share -- basic and diluted.......  $  (0.65)   $   (2.13)   $  (2.26)   $   (5.94)
                                                ========    =========    ========    =========

     For the three- and nine-month periods ended September 30, 1999, approximately 19.2 million and 16.9 million, potential common shares, respectively, were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive. For the three- and nine-month periods ended September 30, 2000, approximately 18.4 million and 19.4 million potential common shares, respectively, were excluded.

NOTE 13 -- SUBSEQUENT EVENT

     In October 2000 the Company made a strategic equity investment totaling $600,000 in a private entity and is committed to increase this investment to $4.2 million upon the investee's attainment of certain future performance milestones.

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of Critical Path, Inc., and Subsidiaries ("Company" or "Critical Path") should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included herein, as well as the Company's 1999 Annual Report on Form 10-K/A. The following discussion contains forward-looking statements. The Company's actual results may differ significantly from those projected in these forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, failure to expand our sales and marketing activities, unplanned system interruptions and capacity constraints that could reduce our ability to provide messaging services and harm our business and our reputation, potential difficulties associated with strategic relationships and investments, ability to respond to rapid technological change of the Internet messaging industry, competition, foreign currency fluctuations, failure to maintain or reduce operating expense levels, delays in customer orders, recognition of revenue from customers, problems related to managing the Company's expected growth, including the ability to maintain or improve upon cost efficiencies, and the failure to realize savings due to perceived synergies of acquired businesses, including PeerLogic, and those discussed in "Additional Factors That May Affect Future Operating Results" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

OVERVIEW

     Critical Path Inc. is a leading global provider of Internet messaging infrastructure products and services. The Company is a single resource that provides solutions to manage the flow of mission-critical information through an integrated portfolio of secure messaging, directory, wireless, data integration and collaboration solutions. Critical Path was founded in 1997, and is headquartered in San Francisco with offices in eleven countries throughout the world.

  Acquisitions and Joint Venture

     ISOCOR Corporation. On January 19, 2000, the Company acquired ISOCOR Corporation ("ISOCOR"), a leading supplier of Internet messaging, directory and meta-directory software solutions. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon an independent valuation using a combination of methods, including an income approach for the acquired in-process research and development and existing technologies and the customer base, and a replacement cost approach for the value of the assembled workforce.

     The total purchase price of approximately $274.9 million consisted of $226.7 million of the Company's Common Stock (5,043,054 shares), assumed stock options with a fair value of $37.2 million, and other acquisition related expenses of approximately $11.0 million, consisting primarily of payments for legal and financial advisory services. Of the total purchase price, $18.7 million was allocated to net tangible assets, and the remainder was allocated to intangible assets, including in-process research and development ($200,000) existing technology ($18.3 million), customer base ($9.8 million), assembled workforce ($3.4 million) and goodwill ($224.5 million). The acquired in-process research and development was recognized as research and development expense in the period the transaction was consummated. The fair value of the other acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years.

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

     The total purchase price of $258.0 million consisted of $30.0 million cash, Common Stock (3,805,820 shares) valued at $218.0 million, and other acquisition related costs of approximately $10.0 million, consisting primarily of payments for legal and financial advisory services. Of the total purchase price, approximately $7.1 million has been allocated to net tangible liabilities and the remainder has been allocated to intangible assets, including existing technology ($21.5 million), assembled workforce ($500,000), and goodwill ($243.1 million). The fair value of the acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years.

     RemarQ Communities, Inc. On March 30, 2000, the Company acquired all outstanding stock of RemarQ Communities, Inc. ("RemarQ"), a provider of Internet collaboration services for corporations, Web portals and Internet service providers. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon an independent valuation using a combination of methods, including cost and royalty savings approaches for the value of the acquired existing technology, cost and income approaches for the value of the customer base, and a cost approach for the value of the assembled workforce.

     The total purchase price of approximately $267.6 million consisted of Common Stock (3,868,450 shares) valued at $259.3 million, assumed stock options valued at approximately $7.7 million, and other acquisition related expenses of approximately $600,000, consisting primarily of payments for legal and financial advisory services. Of the total purchase price, approximately $7.8 million has been allocated to net tangible assets and the remainder was allocated to intangible assets, including existing technology ($4.5 million), assembled workforce ($3.3 million), customer base ($5.9 million), and goodwill ($246.1 million). The fair market of the acquired intangible assets, excluding goodwill, was capitalized and is being amortized over the estimated useful lives of two to three years. Goodwill is being amortized using the straight-line method over three years.

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

     The total purchase price was approximately $41.3 million, which consisted of the Company's Common Stock (1,007,835 shares) valued at $33.0 million, assumed stock options with an estimated fair market value of $5.7 million, assumed warrants with an estimated fair value of $1.0 million, and other acquisition related expenses of approximately $1.6 million, consisting primarily of payments for legal and financial advisory services. Of the total purchase price, approximately $1.0 million was allocated to net tangible liabilities, and the remainder was allocated to intangible assets, including existing technology ($3.6 million), assembled workforce ($1.4 million), customer base ($9.0 million), and goodwill ($28.3 million). The fair value of the

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of four years. Goodwill is being amortized using the straight-line method over four years.

     PeerLogic, Inc. On September 26, 2000, the Company acquired PeerLogic, Inc. ("PeerLogic"), a vendor of directory and enterprise application integration software. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon an independent valuation using a combination of methods, including an income approach for the acquired in-process research and development and existing technologies and the customer base, and a replacement cost approach for the value of the assembled workforce.

     Upon consummation of the PeerLogic acquisition, the Company recognized $3.5 million representing the value attributable to acquired in-process research and development in certain enterprise application integration software that had not yet reached technological feasibility and had no alternative future use. The value was determined using an income approach, by estimating the future net cash flows of the acquired in-process research and development over its estimated useful life and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process research and development. The acquired in-process research and development is expected to become commercially available in 2001.

     The total purchase price of approximately $445.1 million consisted of $374.7 million of the Company's Common Stock (6.4 million shares), assumed stock options with a fair value of $63.4 million, other acquisition related expenses of approximately $4.0 million, consisting primarily of payments for legal and financial advisory services, and the Company's previous $3.0 million minority investment in PeerLogic. Of the total purchase price, approximately $22.4 million was allocated to the net tangible liabilities, approximately $28.3 million was allocated to unearned compensation related to the unvested portion of assumed stock options, and the remainder was allocated to intangible assets, including acquired in-process research and development ($3.5 million), existing technology ($30.3 million), assembled workforce ($7.4 million), customer base ($5.5 million), and goodwill ($392.5 million). The unvested portion of the assumed stock options was capitalized and is being amortized over the estimated remaining service period of two years. The fair value of other acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years.

     Critical Path Pacific. The Company established a joint venture, Critical Path Pacific ("CP Pacific"), with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to Asia/Pacific businesses. The Company has invested $7.5 million and holds a 40% ownership interest in the joint venture. This investment is being accounted for using the equity method. During the three- and nine-month periods ended September 30, 2000, the Company recorded equity in net loss of joint venture of $640,000.

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

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

     As of April 9, 2000, all five milestones had been attained. Aggregate charges to stock-based expenses of $798,000 and $5.9 million were recorded during the three-month periods ended September 30, 1999 and 2000, respectively, and $12.2 million and $13.6 million were recorded during the nine-month periods ended September 30, 1999 and 2000, respectively, related to these warrants. At April 9, 2000, the final revised aggregate fair value of all vested warrants was $93.8 million.

     On September 8, 2000, AOL executed a net exercise of warrants to purchase 766,674 shares related to the attainment of the first of five milestones (the gross number of warrants to purchase shares of the Company's Common Stock amounted to 814,254 shares). On September 18, 2000, AOL executed a net exercise of warrants to purchase 1,441,067 shares related to the attainment of the remaining four milestones (the gross number of warrants to purchase shares of the Company's Common Stock amounted to 1,628,512 shares).

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

     As of September 30, 2000, only the first of the six milestones had been attained. None of the remaining milestones are considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones has not been recognized. During the three-and nine-month periods ended September 30, 2000, $1.9 million and $5.6 million, respectively, was charged to stock-based expense related to these vested warrants.

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

     As of September 30, 2000, none of the milestones were considered probable and as a result, the fair value associated with these warrants has not been recognized.

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

     As of September 30, 2000, none of the vesting milestones had been attained; however, the Company believes that all shares underlying these warrants are probable of issuance. As a result, the shares underlying these milestones were remeasured using the September 30, 2000, closing price of the Company's Common Stock of $60.75, resulting in a revised fair value of the warrants of $17.6 million. The fair value of the warrants will be recognized on a straight-line basis over the greater of the term of the contract or the expected period of

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

benefit of the strategic relationship. During the three-and nine-month periods ended September 30, 2000, no amount was recognized as stock-based expense related to these warrants.

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

RESULTS OF OPERATIONS

     In view of the rapidly evolving nature of the Company's business, recent acquisitions, and limited operating history, the Company believes that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At September 30, 2000, the Company had 1,028 employees, in comparison with 488 employees at December 31, 1999 and 369 at September 30, 1999. The Company does not believe that its historical growth rates for revenue, expenses, or personnel are indicative of future results.

  Net Revenues

     The Company's revenue recognition policies are in compliance with all applicable accounting standards and regulations, and subsequent amendments and interpretations issued by the American Institute of Certified Public Accountants ("AICPA") and the Securities and Exchange Commission ("SEC"), including SOP 97-2, "Software Revenue Recognition," SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and the SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SOP 97-2 provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, specified upgrades and enhancements, post contract customer support, installation, training or other services. Under SOP 97-2, the determination of fair value is based on Company-specific objective evidence. If objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangements are delivered.

     License Revenue. License revenue is derived from perpetual and term licenses for the Company's messaging, directory, collaborative and enterprise application integration technologies. License revenues are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software to the customer has occurred and the collection of a fixed or determinable license fee is considered probable.

     The Company also receives license fees from resellers under arrangements that do not provide product return, exchange or upgrade rights. Revenue from reseller agreements may include a nonrefundable, advance royalty which is payable upon the signing of the contract and license fees based on the contracted value of the Company's products purchased by the reseller. Guaranteed license fees from resellers, where no right of return exist, are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software to the customer has occurred and the collection of a fixed or determinable license fee is considered probable. Non-guaranteed per-copy license fees from resellers are initially deferred and are recognized when they are reported as sold to end users by the reseller.

     Service Revenue. The Company derives service revenues from the delivery of hosted messaging and collaboration services, professional services associated with both hosted services and licensed products and from post-contract customer support agreements associated with product licenses. Fees for hosted messaging services

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a ratable monthly basis over the term of the contract beginning with the month in which service delivery starts. Amounts billed or received in advance of service delivery are initially deferred and subsequently recognized on a ratable monthly basis over the term of the contract beginning with the month in which service delivery starts.

     Fees from post-contract customer support agreements associated with product licenses are recognized ratably over the term of the support contract, generally one year. Other services revenue, composed primarily of training, installation and configuration services, are recognized in the period in which the services are performed.

     License. The Company recognized $22.0 million and $47.0 million in license revenues during the three-and nine-month periods ended September 30, 2000, respectively, as compared to no license revenues in the first three quarters of 1999. These increases over 1999 levels were attributed to the introduction of new product offerings as a result of several acquisitions and to increasing demand for the Company's messaging, directory, meta-directory and calendar applications.

     Service. The Company recognized $23.0 million and $56.1 million in services revenues during the three-and nine-month periods ended September 30, 2000, respectively, as compared to $4.9 million and $8.0 million during the three- and nine-months ended September 30, 1999. These increases over 1999 levels were attributed to the introduction of new product offerings as a result of several acquisitions, continued penetration of the hosted messaging services market, including continued increases in the number of email boxes hosted and the number of new hosted enterprise customers, and continued demand for value-added outsourced services including InScribe Fax Messaging, InSchedule Calendaring, InScribe Secure File Services and InScribe Message Boards.

     The Company's international operations accounted for approximately 43% and 42% of net revenues during the three-and nine-month periods ended September 30, 2000, respectively. Revenues from international operations were insignificant in 1999.

  Cost of Net Revenues

     Licenses. Cost of net license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs associated with the assembly operation, and third-party royalties. During the quarter ended September 30, 2000, cost of license revenues benefited from the elimination of a royalty agreement for directory technology with PeerLogic, Inc., which was acquired on September 26, 2000. Royalties incurred under the then existing agreement for the three months ended June 30, 2000, approximated $700,000.

     Services. Cost of net services revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, customer support functions and professional services including custom engineering, installation and training services, and other direct and allocated indirect costs. During the three months ended September 30, 2000, total cost of net revenues was $24.8 million, or 55% of net revenues, in comparison with costs of $7.5 million, or 153% of net revenues, for the comparable period of 1999. For the nine months ended September 30, 2000, total cost of net revenues was $65.8 million, or 64% of net revenues, in comparison with costs of $13.9 million, or 174% of net revenues in the comparable period of 1999. The Company added 15 new hosted messaging clusters to its data centers during the first three quarters of 2000, expanding the capacity of its hosting network to manage current customer requirements and anticipated growth. Additional costs were incurred during the first three quarters of 2000 to add technology platforms for new service offerings. As a result of these significant acquisitions of equipment and related support resources,

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

depreciation and other costs and expenses during the first three quarters of 2000 increased substantially in comparison with the same quarters in 1999.

     Cost of net revenues was also impacted by the increased compensation and other personnel costs resulting from the additional headcount added through the Company's ten acquisitions completed during 1999 and the first three quarters of 2000, and through its continued efforts to enhance its portfolio of secure messaging, directory, data integration and collaboration solutions. Operations, customer support, and professional services staff increased from 102 employees at September 30, 1999, to 338 employees at September 30, 2000.

     During the three- and nine-month periods ended September 30, 2000, the Company recognized charges associated with amortization of acquired technology in the amounts of $4.4 million and $11.0 million, respectively. Additionally, the Company recognized charges related to acquisition-related retention bonuses and stock-based charges associated with employee stock options in cost of net revenues. During the three- and nine-month periods ended September 30, 2000, acquisition-related retention bonuses were $260,000 and $1.0 million, respectively. During both the three- and nine-month periods ended September 30, 1999, acquisition-related retention bonuses were $130,000. Additionally, for the three- and nine-month periods ended September 30, 2000, the Company recognized stock-based charges associated with employee stock options in the amounts of $381,000 and $1.3 million, respectively. For the three- and nine-month periods ended September 30, 1999, the Company recognized stock-based charges of $2.7 million and $3.9 million, respectively.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expenses during the three- and nine-month periods ended September 30, 2000, amounted to $16.1 million, or 36% of net revenues, and $47.1 million, or 46% of net revenues, respectively, in comparison with approximately $3.6 million, or 72% of net revenues, and $8.8 million, or 110% of net revenues, respectively, during the comparable periods of 1999. Increases in marketing and promotional expenses, incentive compensation payments to sales personnel, and increases in compensation associated with additional headcount resulted in the increase in sales and marketing expenses. Sales and marketing staff increased from 120 employees to 298 employees at September 30, 1999 and 2000, respectively.

     Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. The Company recognizes research and development expenses, including in-process research and development costs, as they are incurred. Research and development expenses amounted to $7.6 million, or 17% of net revenues, and $23.2 million, or 23% of net revenues during the three- and nine-month periods ended September 30, 2000, respectively, in comparison with approximately $1.9 million, or 39% of net revenues, and $4.7 million, or 59% of net revenues, during the comparable periods of 1999, respectively.

     These significant increases resulted primarily from increases in personnel as the Company continues to develop and enhance its portfolio of secure messaging, directory, wireless, data integration and collaboration solutions. Research and development staff increased from 109 employees to 239 employees at September 30, 1999 and 2000, respectively.

     General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expenses amounted to approximately $6.5 million, or 14% of net revenues, and $20.6 million, or 20% of net revenues, during the three- and nine-month periods ended September 30, 2000,

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

respectively, in comparison with approximately $3.7 million, or 75% of net revenues, and $7.9 million, or 99% of net revenues, during the comparable periods of 1999, respectively.

     These increases were attributable primarily to increases in compensation associated with additional headcount and higher fees for outside professional services. General and administrative staff increased from 38 employees to 153 employees at September 30, 1999 and 2000, respectively.

  Acquisition-Related Retention Bonuses

     In connection with the acquisitions of dotOne Corporation ("dotOne"), Amplitude Software Corporation ("Amplitude"), Xeti, Inc. ("Xeti"), FaxNet Corporation ("FaxNet"), ISOCOR, and docSpace, the Company established a retention bonus program in the aggregate amount of $20.7 million to provide incentives for certain former employees of these companies to continue their employment with Critical Path. Payment of bonuses to the listed employees will occur one year following the date of acquisition, unless the listed employees voluntarily terminate their employment with the Company prior to the respective acquisition's one-year anniversary. The aggregate amount of the eligible bonuses is reduced for the bonus amount allocated to each former dotOne, Amplitude, FaxNet, ISOCOR and docSpace employee that chooses to terminate his or her employment with the Company. A ratable share of the adjusted eligible bonus amount will be accrued and charged to compensation expense over the respective twelve-month period commencing on the date the bonuses are granted.

     As of September 30, 2000, the aggregate, adjusted eligible bonus amounted to $18.3 million, and the amount recognized as compensation expense was $3.1 million and $10.3 million during the three- and nine-month periods ended September 30, 2000, respectively. Based on the functions of the employees scheduled to receive acquisition-related retention bonuses, for the three months ended September 30, 2000, $260,000 of the compensation charge was allocated to cost of net revenues and the remaining $2.9 million was allocated to operating expenses. During the nine months ended September 30, 2000, $1.0 million of the compensation charge was allocated to cost of net revenues and the remaining $9.3 million was allocated to operating expenses. Additionally, during the three-month period ended September 30, 2000, approximately $790,000, in acquisition-related retention bonuses, was recognized as employee severance expense, resulting from the acceleration of certain employees' required one year vesting period. These accelerations resulted from the Company's employee reduction plan, which was executed in the third quarter of 2000. Compensation charges recognized related to acquisition-related retention bonuses during the three- and nine-month periods ended September 30, 1999, amounted to $700,000. During the three- and nine-months ended September 30, 2000, $130,000 of the compensation charge was allocated to cost of net revenues and the remaining $570,000 was allocated to operating expenses.

  Amortization of Intangible Assets

     In connection with its acquisitions of the Connect Service business of Fabrik Communications ("Fabrik"), dotOne, Amplitude, Xeti, FaxNet, ISOCOR, docSpace, RemarQ, Netmosphere and PeerLogic, which are accounted for under the purchase method of accounting, the Company recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. Other intangible assets primarily include assembled workforce, customer base, in-process technology and existing technology. The aggregate amortization of these intangibles was $98.6 million and $241.6 million during the three- and nine- month periods ended September 30, 2000. Amortization expense for the three-and nine-month periods ended September 30, 2000, of $4.4 million and $11.0 million, respectively, was allocated to cost of net revenues and the remaining $94.2 million and $230.6 million was allocated to operating expenses. There were no acquisitions during the first quarter of 1999 and charges to operating expenses related

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

to amortization of intangibles amounted to $9.3 million and $9.8 million for the three- and nine-month periods ended September 30, 1999.

     The Company anticipates that future amortization of intangible assets associated with its acquisitions which occurred in 1999 and the first three quarters of 2000 will continue to be amortized on a straight-line basis over their expected useful lives ranging from two to eight years. It is likely that the Company will continue to expand its business through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related costs.

  Acquired In-Process Research and Development

     In connection with the acquisitions of ISOCOR and PeerLogic, the Company recognized $200,000 and $3.5 million, respectively, representing the value attributable to acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. These values were determined by estimating the future net cash flows of the acquired in-process research and development over their respective estimated useful life and discounting the net cash flows back to their present value.

  Stock-Based Expenses

     In connection with certain stock option grants and Common Stock issuances during the years ended December 31, 1998 and 1999, the Company recognized unearned compensation totaling $19.9 million and $22.3 million, respectively, which is being amortized over the vesting periods of the related options. Amortization expense recognized during the three- and nine-month periods ended September 30, 2000, totaled approximately $3.0 million and $11.0 million, respectively. Approximately $381,000 and $2.6 million of amortized unearned compensation was allocated to cost of net revenues, and the remaining $1.3 million and $9.7 million was amortized to operating expenses for the three- and nine-month periods ended September 30, 2000, respectively. In addition, during the three- and nine-month periods ended September 30, 1999, amortization expense totaled $6.7 million and $15.2 million, respectively. Approximately $2.7 million and $3.9 million of amortized unearned compensation was allocated to cost of net revenues, and the remaining $4.0 million and $11.3 million was amortized to operating expenses for the three- and nine-month periods ended September 30, 1999, respectively.

     The Company incurred stock-based expenses for warrants the Company granted to ICQ, Qwest, Telco, i2, a lessor and for Common Stock issued to one other strategic partner. Amortization of the fair value of these warrants and Common Stock resulted in stock-based expenses of approximately $1.4 million and $7.8 million for the three-month periods ended September 30, 1999 and 2000, respectively. During the nine-month periods ended September 30, 1999 and 2000, approximately $13.9 million and $19.3 million was recognized as stock-based expenses as a result of these warrants.

  Employee Severance Expenses

     On July 19, 2000, the Company announced its plan to reduce its worldwide employee headcount by approximately 13%. This employee reduction plan was executed with the intent to realize various synergies gained through the nine acquisitions the Company completed in 1999 and the first half of 2000. During the quarter ended September 30, 2000, the Company recognized a one-time charge for severance-related costs totaling $6.7 million, composed of $3.3 million in cash charges and $3.4 million in stock-based compensation expense. During the quarter ended September 30, 2000, the Company paid approximately $2.6 million related to employee severance and expects to make the remaining severance related payments in the quarter ending December 31, 2000. Any differences between the amounts accrued and amounts actually incurred will be recognized in the quarter ending December 31, 2000. The Company recognized stock-based compensation

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

expense resulting from the acceleration of certain employee stock options in connection with the Company's employee reduction plan. These charges totaled $3.4 million and have been included in employee severance expense for the quarter ended September 30, 2000.

  Interest and Other Income (Expense) and Interest Expense

     Interest and other income (expense) consists primarily of interest earnings on cash and cash equivalents as well as net realized gains (losses) on foreign exchange transactions. The Company completed private placements of equity securities in April 1998, September 1998, and January 1999, and closed public offerings of Common Stock in April 1999 and June 1999. In addition, on March 30, 2000, the Company issued $300.0 million of five-year, 5.75% Convertible Subordinated Notes due April 1, 2005 (the "Notes"). As a result, interest income increased significantly during the latter half of 1999 and into 2000 in comparison with early 1999 due to higher cash balances available for investing. Interest income amounted to $2.8 million and $4.0 million during the three-month periods ended September 30, 1999 and 2000, respectively, and $5.1 million and $9.9 million for the nine-month periods ended September 30, 1999 and 2000, respectively. The Company recognized a net realized gain from foreign exchange transactions associated with its international operations in the amount of $884,000 and $963,000 during the three- and nine-month periods ended September 30, 2000. There was no foreign exchange transaction gain or loss during the nine-month period ended September 30, 1999.

     Interest expense consists primarily of the interest related to the Notes and the amortization of related issuance costs. The Company incurred approximately $4.3 million and $8.6 million in interest on the Notes, and approximately $540,000 and $1.1 million related to amortization of debt issuance costs for the three- and nine-month periods ended September 30, 2000, respectively. Additionally, during the three- and nine-month periods ended September 30, 2000, the Company incurred interest expense of $327,000 and $975,000, respectively, comprised of interest on capital lease obligations, stock-based charges, and interest on other long-term debt obligations. For the three- and nine-month periods ended September 30, 2000, amortization of stock-based charges was $16,000 and $48,000, respectively, and interest charges on capital lease obligations amounted to $311,000 and $927,000, respectively. For the three- and nine-month periods ended September 30, 1999, amortization of stock-based charges was $16,000 and $48,000, respectively, and interest charges on capital lease obligations amounted to $151,000 and $363,000, respectively.

  Minority Interest in Net Income of Consolidated Subsidiary

     The Company owns a 72.87% interest in CP Italia, a consolidated subsidiary. During the three- and nine-month periods ended September 30, 2000, the Company recorded minority interest in net income of consolidated subsidiary of $201,000 and $526,000, respectively.

  Provision for Income Taxes

     No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses from its inception through September 30, 2000. The Company recognized a provision for foreign income taxes during the three- and nine-month periods ended September 30, 2000 in the amount of $2.5 million and $4.3 million, respectively, as certain of the Company's European operations generated income taxable in certain European jurisdictions. As of December 31, 1999, the Company had approximately $94.9 million of U.S. federal and state net operating loss carryforwards, which expire in varying amounts through 2019 and 2005, respectively, available to offset future taxable income. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. For example, the amount of net operating losses that the Company may utilize in any one year would be limited in the presence of a cumulative ownership change of more than 50% over a three-year period.

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

At December 31, 1999, the Company also had research and development credit carryforwards of approximately $1.2 million and $717,000 for U.S. federal and state, respectively. These research and development credit carryforwards begin to expire in varying amounts through 2019 for U.S. federal purposes, and do not expire for U.S. state purposes. There is significant doubt as to whether the Company will realize any benefit from these deferred tax assets, and accordingly, the Company has established a full valuation allowance as of December 31, 1999, and September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company invests excess cash primarily in money market funds and other highly liquid securities with maturities of less than 90 days with the intent to make such funds readily available for operating purposes. During the nine months ended September 30, 2000, cash and cash equivalents increased $166.5 million to $242.5 million.

     For the nine months ended September 30, 2000, the Company used $57.9 million in cash to fund operating activities primarily due to its net loss adjusted for non-cash charges, notably the amortization of intangibles resulting from the Company's acquisitions and depreciation, and approximately $11.5 million in one-time severance and acquisition-related retention bonus payments made in the third quarter of 2000. For the nine months ended September 30, 1999, the Company used $15.8 million to fund operating activities.

     Cash used in investing activities during the nine months ended September 30, 2000, was approximately $79.6 million. During the nine months ended September 30, 2000, the Company disbursed $39.9 million to purchase property and equipment, consisting of approximately $30.7 million in expenditures related to customer network infrastructure and approximately $9.2 million related to the Company's general operations. Installation of network infrastructure equipment in the Company's data centers, licenses of new software platforms, and purchases of furniture and equipment for new employees accounted for the significant increase in capital expenditures. The Company expects that investments in property and equipment will continue to be a significant use of cash as the Company seeks to increase its capacity to provide messaging infrastructure to support our customers' new and existing business initiatives. In addition, the Company completed its acquisitions of ISOCOR, docSpace, RemarQ, Netmosphere and PeerLogic during the first nine months of 2000, and as a result, expended approximately $24.4 million, net of cash received. Furthermore, the Company made strategic investments totaling $17.4 million in several private entities and made an initial capital contribution of $7.5 million to fund its interest in the Critical Path Pacific joint venture. The Company also advanced approximately $371,000 to certain officers pursuant to promissory notes. These uses of cash were offset by the receipt of $10.0 million previously advanced to a private company pursuant to a promissory note. During the first nine months of 1999, the Company issued $122,000 in notes to certain officers of the Company, net of repayments, advanced $15.0 million to two strategic partners, made capital expenditures which totaled $21.8 million, completed investments in two privately held strategic corporate partners totaling $4.5 million and expended approximately $78.2 million in net cash proceeds and other acquisition costs related to the acquisitions of Fabrik, dotOne and Amplitude.

     Cash from financing activities during the nine months ended September 30, 2000, totaled $305.8 million. The Company received $289.2 million in net proceeds from the sale of its $300.0 million Notes, as well as approximately $29.4 million from the exercise of employee stock options. These increases were offset by a payment of $8.0 million to retire a note payable assumed in the PeerLogic acquisition, payments totaling $4.7 million to retire principal on capital lease obligations and $113,000 to purchase treasury stock. During the nine months ended September 30, 1999, the Company completed the second round of the Series B Convertible Preferred Stock financing through the issuance of approximately 3.2 million shares, including 454,544 shares issued pursuant to outstanding stock purchase rights, for net proceeds of $12.5 million. Also in January 1999, the Company sold 1,090,909 shares of Common Stock for net proceeds of $2.4 million. In April

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

1999, the Company received approximately $114.1 million in net proceeds upon the closing of its initial public offering of Common Stock. In June 1999, Critical Path received approximately $140.7 million in net proceeds upon the closing of its secondary offering of Common Stock. In addition, the Company paid $2.2 million to retire principal on capital lease obligations and $229,000 to purchase treasury stock. These payments were offset by the repayment of $97,000, by a shareholder, on a previously outstanding note receivable.

     The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception and anticipates that this expenditure level will continue in the future. The Company expects to incur capital expenditures of approximately $15.0 million during the remaining three months of 2000 to purchase network infrastructure equipment and to develop and implement its automated billing application. In October 2000 the Company made a strategic equity investment, totaling $600,000, in a private entity and is committed to increase this investment to $4.2 million, upon the investee's attainment of certain future performance milestones.

     Additionally, the Company will continue to evaluate possible acquisitions of, or investments in, businesses, products and technologies that are complementary to those of the Company, which may require the use of cash. In the first nine months of 2000, the Company completed its acquisitions of ISOCOR, docSpace, RemarQ, Netmosphere and PeerLogic and as a result, expended approximately $60.2 million in cash consisting of approximately $33.0 million in acquisition consideration and $27.2 million for other acquisition costs, consisting primarily of financial advisory and other professional services. The Company expects that future acquisitions of businesses and other strategic assets will require considerable outlays of capital. Management believes that existing capital resources will enable it to maintain current and planned operations for at least the next 12 months. However, operating and investing activities on a long-term basis may require the Company to seek additional equity or debt financing.

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

     - Introduce new products and services;

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

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

WE HAVE A HISTORY OF LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

     As of September 30, 2000, we had an accumulated deficit of approximately $470.5 million. We have not achieved profitability in any period, and expect to continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. We expect that our operating expenses will increase as we spend resources on building our business and that this increase may have a negative effect on operating results and financial condition in the near term.

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

FURTHER ACQUISITIONS COULD RESULT IN DILUTION, OPERATING DIFFICULTIES AND OTHER CONSEQUENCES.

     We expect to acquire or invest in additional businesses, products, services and technologies that complement or augment our service offerings and customer base. Since January 1999, we have completed the acquisition of ten companies for an aggregate consideration consisting of cash, Common Stock and the assumption of stock options and warrants totaling approximately $1.8 billion.

     We are currently engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, we have not signed any definitive agreements and cannot assure you that any of these discussions will result in actual acquisitions. To be successful, we will need to identify suitable acquisition candidates, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. We cannot assure you that we will be able to do this successfully. Acquisitions could divert attention from other business concerns and could expose us to unforeseen liabilities. In addition, we may lose key employees while integrating any new companies.

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

     Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. The integration of businesses that we have acquired into our business has been and will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. For example, on July 19, 2000, we reduced employee headcount in order to eliminate duplicative positions totaling approximately 13% of our worldwide workforce that were created by our acquisitions. The elimination was necessary to achieving synergies with our acquisitions, but it may negatively affect employee morale. We must operate as a combined organization utilizing, common information and communication systems, operating procedures, financial controls and human resources practices. In particular, we are currently evaluating, upgrading or replacing our financial information systems and establishing uniformity among the systems of the acquired businesses. We may encounter substantial difficulties, costs and delays involved in integrating the operations of our subsidiaries, including:

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

WE HAVE EXPERIENCED RAPID GROWTH THAT HAS PLACED A STRAIN ON RESOURCES AND OUR FAILURE TO MANAGE GROWTH COULD CAUSE OUR BUSINESS TO SUFFER.

     We have expanded our operations rapidly and intend to continue this expansion. The number of our employees increased from 93 on December 31, 1998 to 1,028 on September 30, 2000. This expansion has placed, and is expected to continue to place, a significant strain on managerial, operational and financial resources. To manage any further growth, we will need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to continue the expansion of our operations and employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. However, in the third quarter of 2000, we eliminated approximately 13% of our worldwide employees to operational synergies that were observed due to the acquisitions we have completed. If we cannot manage growth effectively, our business and operating results could suffer.

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

IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN THE EXPANSION OF OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD SUFFER.

     We intend to continue to expand into international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. At present, we have international operations in Canada, Argentina, Brazil, Denmark, France, Germany, Ireland, Italy, Japan, Switzerland and the United Kingdom and for the nine months ended September 30, 2000 we derived approximately 42% of our revenues from international sales. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

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

     We depend on strategic relationships to expand distribution channels and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon marketing services through new and existing strategic relationships. We have entered into written agreements with ICQ (a subsidiary of America Online), E*TRADE, Network Solutions, Sprint, MCI Worldcom, US West, Yahoo!, Aether Systems, and Brightmail, among others. We depend on a broad acceptance of outsourced messaging services on the part of potential partners and acceptance of our company as the supplier for these outsourced

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

messaging services. We also depend on joint marketing and product development through strategic relationships to achieve market acceptance and brand recognition. For example, through our relationship with E*TRADE, we can conduct shared advertising campaigns and include messaging services in E*TRADE's international strategic relationships. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon 30 - 120 days' notice. Most of the agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. If we lose any strategic relationships, fail to renew these agreements or relationships or fail to develop new strategic relationships, business will suffer. The loss of any key strategic relationships would have an adverse impact on current and future revenue. In addition to strategic relationships, we also depend on the ability of our customers to sell and market our services to their end-users.

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

WE EXPECT THE MESSAGING SERVICES MARKET WILL BE VERY COMPETITIVE AND WE WILL NEED TO COMPETE SUCCESSFULLY IN THIS MARKET.

     We expect that the market for Internet-based email service will be intensely competitive. In addition to competing with companies that develop and maintain in-house solutions, we compete with email service providers, such as USA.NET, Inc. and mail.com, and with product-based companies, such as Lotus Development Corporation and Microsoft. We believe that competition will increase and that companies such as Software.com, which currently offers email products primarily to Internet service providers that provide access to the Internet; web hosting companies; web sites intended to be major starting sites for users when they connect to the Internet, commonly referred to as web portals; and corporations may leverage their existing relationships and capabilities to offer email services.

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

WE MUST RECRUIT AND RETAIN OUR KEY EMPLOYEES TO EXPAND OUR BUSINESS.

     Our success depends on the skills, experience and performance of senior management and other key personnel, many of whom have worked together for only a short period of time. For example, our Chief Financial Officer has joined us within the past eight months. The loss of the services of any senior management or other key personnel, including the President, David Thatcher, and Chief Executive Officer, Douglas Hickey, could materially and adversely affect business results. We do not have long-term employment agreements with any executive officers and other key personnel. Our success also depends on our ability

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

to recruit, retain and motivate other highly skilled sales and marketing, technical and managerial personnel. Competition for these people is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In particular, we may not be able to hire a sufficient number of qualified software developers.

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

WE MAY NEED ADDITIONAL CAPITAL AND RAISING ADDITIONAL CAPITAL MAY DILUTE EXISTING SHAREHOLDERS.

     We believe that existing capital resources will enable us to maintain current and planned operations for at least the next twelve months. However, we may be required to raise additional funds due to unforeseen circumstances. If capital requirements vary materially from those current planned, we may require additional financing sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders.

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

     As of October 31, 2000, we had approximately 73.7 million shares of Common Stock outstanding. Sales of a substantial number of shares of Common Stock in the public market could cause the market price of our Common Stock to decline. Up to 2.9 million shares may be issued upon the conversion of our Convertible Subordinated Notes and will become eligible for sale under an S-3 registration statement which we filed in July of 2000 to meet our registration rights obligations in connection with our sale of Convertible Subordinated Notes. Certain of our shareholders and warrant holders have registration rights with respect to the Common Stock and Common Stock issuable under the warrants.

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

                              CRITICAL PATH, INC.

                     SUPPLEMENTAL PRO FORMA FINANCIAL DATA
                                  (UNAUDITED)

     The following supplemental pro forma financial information presents the Company's condensed consolidated results of operations for the three- and nine-month periods ended September 30, 1999 and 2000, excluding the impact of certain special charges consisting of (i) amortization of intangible assets associated with purchase business combinations, (ii) accruals for employee retention bonuses associated with purchase business combinations, (iii) stock-based compensation associated with outstanding options and warrants, (iv) in-process research and development associated with purchase business combinations, and (v) employee severance expenses associated with workforce reductions. This supplemental presentation is for informational purposes, only, and is not intended to replace the condensed consolidated operating results prepared and presented in accordance with generally accepted accounting principles.

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             2000             1999             2000
                                         -------------    -------------    -------------    -------------
Net revenues
  Licenses.............................     $    --          $21,998         $     --         $ 46,965
  Services.............................       4,913           22,977            8,074           56,058
                                            -------          -------         --------         --------
          Total net revenues...........       4,913           44,975            8,074          103,023
                                            -------          -------         --------         --------
Cost of net revenues
  Licenses.............................          --              634               --            2,378
  Services.............................       4,681           19,076            9,829           50,154
                                            -------          -------         --------         --------
          Total cost of net revenues...       4,681           19,710            9,829           52,532
                                            -------          -------         --------         --------
Gross profit (loss)....................         232           25,265           (1,755)          50,491
                                            -------          -------         --------         --------
Operating expenses
  Sales and marketing..................       3,557           16,128            8,760           47,075
  Research and development.............       1,895            7,635            4,705           23,171
  General and administrative...........       3,678            6,491            7,919           20,589
                                            -------          -------         --------         --------
          Total operating expenses.....       9,130           30,254           21,384           90,835
                                            -------          -------         --------         --------
Loss from operations...................      (8,898)          (4,989)         (23,139)         (40,344)
Interest and other income (expense),
  net..................................       2,841            4,905            5,074           10,859
Interest expense.......................        (151)          (5,198)            (363)         (10,699)
Equity in net loss of joint venture....          --             (640)              --             (640)
Minority interest in net income of
  consolidated subsidiary..............          --             (201)              --             (526)
                                            -------          -------         --------         --------
Loss before income taxes...............      (6,208)          (6,123)         (18,428)         (41,350)
Provision for income taxes.............          --           (2,534)              --           (4,333)
                                            -------          -------         --------         --------
Net Loss...............................     $(6,208)         $(8,657)        $(18,428)        $(45,683)
                                            =======          =======         ========         ========
Net loss per share -- basic and
  diluted..............................     $ (0.17)         $ (0.14)        $  (0.71)        $  (0.80)
                                            =======          =======         ========         ========
Weighted average shares -- basic and
  diluted..............................      37,158           61,614           25,715           56,925
                                            =======          =======         ========         ========

                              CRITICAL PATH, INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2000, the Company did not have any derivative financial instruments. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of September 30, 2000.

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

                          PART 2 -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Footnote 8, "Commitments and Contingencies", in the Notes to Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     See Footnote 2, "Acquisitions and Joint Venture", in the Notes to Consolidated Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    27.1  Financial Data Schedule

     (b) Reports on Form 8-K

     On August 8, 2000, the Company filed a report on Form 8-K announcing the expected acquisition of PeerLogic, Inc.

     On October 2, 2000, the Company filed a report on Form 8-K announcing that Paul Gigg, Executive Vice President and Chief Operating Officer, would be leaving Critical Path.

     On October 6, 2000, the Company filed a report on Form 8-K announcing the completion of its acquisition of PeerLogic, Inc.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2000                   CRITICAL PATH, INC.

                                          By:      /s/ MARK J. RUBASH
                                            ------------------------------------
                                                       Mark J. Rubash
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                                (Duly Authorized Officer and
                                                          Principal
                                             Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
27.1     Financial Data Schedule