Form 10-Q/A
period 2000-09-30
CRITICAL PATH INC
filed 2001-04-05
CIK 1060801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

                               532 FOLSOM STREET
                        SAN FRANCISCO, CALIFORNIA 94105
                                  415-808-8800

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

                              CRITICAL PATH, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I
         Explanatory Note ...........................................   ii
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

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-Q/A

This quarterly report on Form 10-Q/A is being filed as a result of the restatement of our consolidated financial statements for the quarterly period ended September 30, 2000 as further described in Note 1 -- Basis of Presentation and Summary of Significant Accounting Policies of this Form 10-Q/A and in Note 22 of Notes to Consolidated Financial Statements--Quarterly Financial Data (Unaudited) included in our Annual Report on Form 10-K for the year ended December 31, 2000. This report still speaks as of the original filing date and, except as expressly stated, no attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

                                     PART I

             ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              CRITICAL PATH, INC.

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1999            2000
                                                              ------------    -------------
                                                                               (UNAUDITED)
Current assets
  Cash and cash equivalents.................................   $  75,932       $  242,458
  Restricted cash...........................................         325              325
  Accounts receivable, net..................................      10,147           37,438
  Other current assets......................................      40,800            9,688
                                                               ---------       ----------
         Total current assets...............................     127,204          289,909
Investments.................................................      18,426           32,669
Notes receivable from officers..............................         669            1,107
Property and equipment, net.................................      52,517           82,719
Intangible assets, net......................................     474,297        1,493,478
Other assets................................................         692            9,202
                                                               ---------       ----------
         Total assets.......................................   $ 673,805       $1,909,084
                                                               =========       ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................   $  35,621       $   39,549
  Accrued expenses..........................................       7,120           12,887
  Deferred revenue..........................................       1,818           16,532
  Capital lease and other obligations, current..............       6,585            9,681
                                                               ---------       ----------
         Total current liabilities..........................      51,144           78,649
Convertible subordinated notes payable......................          --          300,000
Capital lease and other obligations, long-term..............       5,669            5,958
                                                               ---------       ----------
         Total liabilities..................................      56,813          384,607
                                                               ---------       ----------
Minority interest in consolidated subsidiary................          --              526
Commitments and contingencies
Shareholders' Equity
  Preferred Stock and paid-in-capital, $0.001 par value
    Shares authorized: 5,000
    Shares issued and outstanding: none.....................          --               --
  Common Stock and paid-in-capital, $0.001 par value
    Shares authorized: 150,000
    Shares issued and outstanding: 46,937 and 73,392........     864,699        2,132,237
  Notes receivable from shareholders........................      (1,154)          (1,192)
  Unearned compensation.....................................    (124,906)        (128,507)
  Accumulated deficit, including other comprehensive loss...    (121,647)        (478,587)
                                                               ---------       ----------
         Total shareholders' equity.........................     616,992        1,523,951
                                                               ---------       ----------
         Total liabilities and shareholders' equity.........   $ 673,805       $1,909,084
                                                               =========       ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              CRITICAL PATH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             2000             1999             2000
                                         -------------    -------------    -------------    -------------
                                                  (UNAUDITED)                       (UNAUDITED)
Net revenues
  License..............................    $     --         $  12,365        $     --         $  37,332
  Service..............................       4,913            22,977           7,968            56,058
                                           --------         ---------        --------         ---------
          Total net revenues...........       4,913            35,342           7,968            93,390
                                           --------         ---------        --------         ---------
Cost of net revenues
  License..............................          --               634              --             2,378
  Service..............................       4,681            19,076           9,829            50,154
  Amortization of purchased
     technology........................          --             4,434              --            10,969
  Acquisition-related retention
     bonuses...........................         130               260             130             1,040
  Stock-based expenses.................       2,712               381           3,901             1,257
                                           --------         ---------        --------         ---------
          Total cost of net revenues...       7,523            24,785          13,860            65,798
                                           --------         ---------        --------         ---------
Gross profit (loss)....................      (2,610)           10,557          (5,892)           27,592
                                           --------         ---------        --------         ---------
Operating expenses
  Sales and marketing..................       3,557            16,128           8,760            47,075
  Research and development.............       1,895             7,853           4,705            23,389
  General and administrative...........       3,678             6,568           7,919            20,666
  Amortization of intangible assets....       9,263            94,160           9,813           230,645
  Acquisition-related retention
     bonuses...........................         570             1,028             570             7,400
  Stock-based expenses.................       5,425            10,388          25,244            29,033
  Acquired in-process research and
     development.......................          --             3,500              --             3,700
  Employee severance expenses..........          --             6,695              --             6,695
                                           --------         ---------        --------         ---------
          Total operating expenses.....      24,388           146,320          57,011           368,603
                                           --------         ---------        --------         ---------
Loss from operations...................     (26,998)         (135,763)        (62,903)         (341,011)
Interest and other income (expense),
  net..................................       2,841             4,905           5,074            10,859
Interest expense.......................        (167)           (5,214)           (411)          (10,747)
Equity in net loss of joint venture....          --              (640)             --              (640)
Minority interest in net income of
  consolidated subsidiary..............          --              (201)             --              (526)
                                           --------         ---------        --------         ---------
Loss before income taxes...............     (24,324)         (136,913)        (58,240)         (342,065)
Provision for income taxes.............          --            (2,534)             --            (4,333)
                                           --------         ---------        --------         ---------
Net loss...............................    $(24,324)        $(139,447)       $(58,240)        $(346,398)
                                           ========         =========        ========         =========
Net loss per share -- basic and
  diluted..............................    $  (0.65)        $   (2.26)       $  (2.26)        $   (6.09)
                                           ========         =========        ========         =========
Weighted average shares -- basic and
  diluted..............................      37,158            61,614          25,715            56,925
                                           ========         =========        ========         =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                              CRITICAL PATH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              ----------------------
                                                                1999         2000
                                                              ---------    ---------
                                                                   (UNAUDITED)
Operations
  Net loss..................................................  $ (58,240)   $(346,398)
  Provision for doubtful accounts...........................        135        1,169
  Depreciation and amortization.............................     14,017       24,915
  Amortization of intangible assets.........................         --      241,614
  Amortization of stock-based costs and expenses............     29,299       33,737
  Acquired in-process research and development..............         --        3,700
  Minority interest in net income of consolidated
     subsidiary.............................................         --          526
  Equity in net loss of unconsolidated affiliate............         --          640
  Accounts receivable.......................................     (1,562)     (10,901)
  Other assets..............................................     (3,997)      (3,738)
  Accounts payable..........................................      2,928      (11,364)
  Accrued expenses..........................................      2,018          856
  Deferred revenue..........................................       (438)        (799)
                                                              ---------    ---------
     Net cash used in operating activities..................    (15,840)     (66,043)
                                                              ---------    ---------
Investing
  Notes receivable from officers, net.......................       (122)        (371)
  Property and equipment purchases..........................    (21,843)     (39,939)
  Investments in unconsolidated entities, net...............     (4,500)     (27,895)
  Payments for acquisitions, net of cash acquired...........    (78,223)     (15,269)
  Promissory note receivable................................    (15,000)      10,000
                                                              ---------    ---------
     Net cash used in investing activities..................   (119,688)     (73,474)
                                                              ---------    ---------
Financing
  Proceeds from issuance of Preferred Stock, net............     12,496           --
  Proceeds from issuance of Common Stock, net...............    257,372       29,414
  Proceeds from convertible debt offering, net..............         --      289,181
  Proceeds from payments of shareholder notes receivable....         97           --
  Repayment of note payable.................................         --       (6,000)
  Principal payments on lease obligations...................     (2,166)      (4,710)
  Repurchase of common stock................................       (229)        (113)
                                                              ---------    ---------
     Net cash provided by financing activities..............    267,570      307,772
                                                              ---------    ---------
Net change in cash and cash equivalents.....................    132,042      168,255
Effect of exchange rates on cash and cash equivalents.......         --       (1,729)
Cash and cash equivalents at beginning of period............     14,791       75,932
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 146,833    $ 242,458
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

  Restatement of Financial Results

     On February 2, 2001, we issued a press release announcing that we believed that our previously announced unaudited financial results for the fourth quarter of 2000 may have been materially misstated, that the Board of Directors had formed a special committee to conduct an investigation into the matter, and that our president and vice president of worldwide sales had been placed on administrative leave related to the matter. On February 15, 2001, we announced that, based on the preliminary results of the investigation being conducted we were reviewing certain specific transactions that were reported as revenue during the third quarter of 2000. During February and March 2001, the investigation by the special committee of the Board of Directors was completed, we completed our internal review, and our auditors completed the annual audit. As a result, our financial results for the third quarter of 2000 were materially restated.

The third quarter financial results were restated. Adjustments to the Company's third quarter results for the year 2000 are as follows (in thousands):

                                                                  2000
                                                              --------------
                                                                   THIRD
                                                                  QUARTER
                                                              --------------
                                                              (IN THOUSANDS)
Matters impacting revenues:
  - Software licensing and hosted messaging transactions for which revenues were recognized and it was subsequently
    determined that revenues, if any, should have been
    recognized in a later quarter...................            $(3,948)

  - Software licensing transactions for which no revenue
    will be recognized primarily as a result of re-evaluating
    the judgment that management used in the application of
    accounting principles to these transactions.............     (5,685)
                                                                -------
Total revenue decrease......................................     (9,633)
                                                                -------
Matters impacting costs and expenses:

  - Miscellaneous selling, general and administrative
    expense adjustments.....................................      1,565
                                                                -------
Total net loss increase.....................................    $(8,068)
                                                                =======

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

     The total purchase price of approximately $445.1 million consisted of $374.7 million of the Company's Common Stock (6.1 million shares), assumed stock options with a fair value of $63.4 million, other acquisition related expenses of approximately $4.0 million, consisting primarily of payments for legal and financial advisory services, and the Company's previous $3.0 million minority investment in PeerLogic. Of the total purchase price, approximately $18.7 million was allocated to the net tangible liabilities, approximately $28.3 million was allocated to unearned compensation related to the unvested portion of assumed stock options, and the remainder was allocated to intangible assets, including acquired in-process research and development ($3.5 million), existing technology ($30.3 million), assembled workforce ($7.4 million), customer base ($5.5 million), and goodwill ($388.8 million). The unvested portion of the assumed stock options was capitalized and is being amortized over the estimated remaining service period of two years. The fair value of other acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years.

     The PeerLogic acquisition was recognized as follows:

                                                         (IN THOUSANDS)
Fair value of assets acquired..........................    $ 472,824
Liabilities assumed....................................      (27,704)
Fair value of Common Stock, options and warrants
  issued...............................................     (438,120)
                                                           ---------
Cash paid, including acquisition costs.................        7,000
Less: cash acquired....................................           --
                                                           ---------
Net cash paid..........................................    $   7,000
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

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                               ----------------------
                                                 1999         2000
                                               ---------    ---------
                                                   (IN THOUSANDS,
                                               EXCEPT PER SHARE DATA)
Net revenues.................................  $  34,577    $ 112,119
Net loss.....................................   (398,840)    (544,596)
Net loss per share -- basic and diluted......      (9.12)       (7.74)

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

NOTE 6 -- INTANGIBLE ASSETS

                                                     DECEMBER 31,    SEPTEMBER 30,
                                                         1999            2000
                                                     ------------    -------------
                                                            (IN THOUSANDS)
Goodwill...........................................    $475,368       $1,610,413
Customer base......................................      12,800           42,950
Assembled workforce................................       6,960           22,960
Existing technology................................       9,940           89,540
Patent license.....................................       1,488            1,488
                                                       --------       ----------
                                                        506,556        1,767,351
Less: accumulated amortization.....................     (32,259)        (273,873)
                                                       --------       ----------
          Intangible assets, net...................    $474,297       $1,493,478
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

NOTE 7 -- BORROWINGS

     On September 26, 2000, in connection with the PeerLogic acquisition, the Company assumed a $6.0 million unsecured convertible note payable to International Computers Limited ("ICL") (the "ICL Note Payable"). The ICL Note Payable was issued by PeerLogic in April 1999, accrued interest at a rate of 7.5% per annum and was payable in equal, principal and interest, monthly installments commencing on August 1, 1999 until June 30, 2002, when the balance of the unpaid principal and accrued interest shall be due and payable in full. On September 29, 2000, the Company retired the ICL Note Payable through the payment of $6.0 million to ICL.

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

NOTE 11 -- COMPREHENSIVE LOSS

     The components of comprehensive loss, net of tax, are as follows:

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                ---------------------    ---------------------
                                                  1999        2000         1999        2000
                                                --------    ---------    --------    ---------
                                                                (IN THOUSANDS)
Net loss......................................  $(24,324)   $(139,447)   $(58,240)   $(346,398)
Unrealized investment gains (losses)..........    (7,475)      (3,117)      7,014       (9,233)
Foreign currency translation adjustments......        --       (1,177)         --       (1,308)
                                                --------    ---------    --------    ---------
Comprehensive loss............................  $(31,799)   $(143,741)   $(51,226)   $(356,939)
                                                ========    =========    ========    =========

     Accumulated other comprehensive loss consists of unrealized gains (losses) on available-for-sale securities, net of tax, and cumulative translation adjustments, as presented on the accompanying consolidated balance sheet.

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

NOTE 12 -- NET LOSS PER SHARE

     Net loss per share is calculated as follows:

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                ---------------------    ---------------------
                                                  1999        2000         1999        2000
                                                --------    ---------    --------    ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss......................................  $(24,324)   $(139,447)   $(58,240)   $(346,398)
Weighted average shares outstanding...........    39,990       64,405      28,768       60,061
Weighted average shares subject to repurchase
  agreements..................................    (2,574)      (1,214)     (2,967)      (1,637)
Weighted average shares held in escrow related
  to acquisitions.............................      (258)      (1,577)        (86)      (1,499)
                                                --------    ---------    --------    ---------
Shares used in computation of basic and
  diluted net loss per share..................    37,158       61,614      25,715       56,925
                                                ========    =========    ========    =========
Net loss per share -- basic and diluted.......  $  (0.65)   $   (2.26)   $  (2.26)   $   (6.09)
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

  Restatement of Financial Results

     On February 2, 2001, we issued a press release announcing that we believed that our previously announced unaudited financial results for the fourth quarter of 2000 may have been materially misstated, that the Board of Directors had formed a special committee to conduct an investigation into the matter, and that our president and vice president of worldwide sales had been placed on administrative leave related to the matter. On February 15, 2001, we announced that, based on the preliminary results of the investigation being conducted we were reviewing certain specific transactions that were reported as revenue during the third quarter of 2000. During February and March 2001, the investigation by the special committee of the Board of Directors was completed, we completed our internal review, and our auditors completed the annual audit. As a result, our financial results for the third quarter 2000 were materially restated (also see Note 1 of Notes to Consolidated Financial Statements --
Basis of Presentation and Summary of Significant Accounting Policies).

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

     The total purchase price of approximately $445.1 million consisted of $374.7 million of the Company's Common Stock (6.4 million shares), assumed stock options with a fair value of $63.4 million, other acquisition related expenses of approximately $4.0 million, consisting primarily of payments for legal and financial advisory services, and the Company's previous $3.0 million minority investment in PeerLogic. Of the total purchase price, approximately $19.7 million was allocated to the net tangible liabilities, approximately $28.3 million was allocated to unearned compensation related to the unvested portion of assumed stock options, and the remainder was allocated to intangible assets, including acquired in-process research and development ($3.5 million), existing technology ($30.3 million), assembled workforce ($7.4 million), customer base ($5.5 million), and goodwill ($389.8 million). The unvested portion of the assumed stock options was capitalized and is being amortized over the estimated remaining service period of two years. The fair value of other acquired intangible assets, excluding goodwill, was capitalized and is being amortized over their estimated useful lives of three years. Goodwill is being amortized using the straight-line method over three years.

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

     License. The Company recognized $12.4 million and $37.3 million in license revenues during the three-and nine-month periods ended September 30, 2000, respectively, as compared to no license revenues in the first three quarters of 1999. These increases over 1999 levels were attributed to the introduction of new product offerings as a result of several acquisitions and to increasing demand for the Company's messaging, directory, meta-directory and calendar applications.

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

     The Company's international operations accounted for approximately 35% and 39% of net revenues during the three-and nine-month periods ended September 30, 2000, respectively. Revenues from international operations were insignificant in 1999.

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

     Services. Cost of net services revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, customer support functions and professional services including custom engineering, installation and training services, and other direct and allocated indirect costs. During the three months ended September 30, 2000, total cost of net revenues was $24.8 million, or 70% of net revenues, in comparison with costs of $7.5 million, or 153% of net revenues, for the comparable period of 1999. For the nine months ended September 30, 2000, total cost of net revenues was $65.8 million, or 70% of net revenues, in comparison with costs of $13.9 million, or 174% of net revenues in the comparable period of 1999. The Company added 15 new hosted messaging clusters to its data centers during the first three quarters of 2000, expanding the capacity of its hosting network to manage current customer requirements and anticipated growth. Additional costs were incurred during the first three quarters of 2000 to add technology platforms for new service offerings. As a result of these significant acquisitions of equipment and related support resources,

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

depreciation and other costs and expenses during the first three quarters of 2000 increased substantially in comparison with the same quarters in 1999.

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

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expenses during the three- and nine-month periods ended September 30, 2000, amounted to $16.1 million, or 46% of net revenues, and $47.1 million, or 50% of net revenues, respectively, in comparison with approximately $3.6 million, or 72% of net revenues, and $8.8 million, or 110% of net revenues, respectively, during the comparable periods of 1999. Increases in marketing and promotional expenses, incentive compensation payments to sales personnel, and increases in compensation associated with additional headcount resulted in the increase in sales and marketing expenses. Sales and marketing staff increased from 120 employees to 298 employees at September 30, 1999 and 2000, respectively.

     Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. The Company recognizes research and development expenses, including in-process research and development costs, as they are incurred. Research and development expenses amounted to $7.9 million, or 22% of net revenues, and $23.4 million, or 25% of net revenues during the three- and nine-month periods ended September 30, 2000, respectively, in comparison with approximately $1.9 million, or 39% of net revenues, and $4.7 million, or 59% of net revenues, during the comparable periods of 1999, respectively.

     These significant increases resulted primarily from increases in personnel as the Company continues to develop and enhance its portfolio of secure messaging, directory, wireless, data integration and collaboration solutions. Research and development staff increased from 109 employees to 239 employees at September 30, 1999 and 2000, respectively.

     General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expenses amounted to approximately $6.6 million, or 19% of net revenues, and $20.7 million, or 22% of net revenues, during the three- and nine-month periods ended September 30, 2000,

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

respectively, in comparison with approximately $3.7 million, or 75% of net revenues, and $7.9 million, or 99% of net revenues, during the comparable periods of 1999, respectively.

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

     As of September 30, 2000, the aggregate, adjusted eligible bonus amounted to $18.3 million, and the amount recognized as compensation expense was $1.3 million and $8.4 million during the three- and nine-month periods ended September 30, 2000, respectively. Based on the functions of the employees scheduled to receive acquisition-related retention bonuses, for the three months ended September 30, 2000, $260,000 of the compensation charge was allocated to cost of net revenues and the remaining $1.0 million was allocated to operating expenses. During the nine months ended September 30, 2000, $1.0 million of the compensation charge was allocated to cost of net revenues and the remaining $7.4 million was allocated to operating expenses. Additionally, during the three-month period ended September 30, 2000, approximately $790,000, in acquisition-related retention bonuses, was recognized as employee severance expense, resulting from the acceleration of certain employees' required one year vesting period. These accelerations resulted from the Company's employee reduction plan, which was executed in the third quarter of 2000. Compensation charges recognized related to acquisition-related retention bonuses during the three- and nine-month periods ended September 30, 1999, amounted to $700,000. During the three- and nine-months ended September 30, 2000, $130,000 of the compensation charge was allocated to cost of net revenues and the remaining $570,000 was allocated to operating expenses.

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

     For the nine months ended September 30, 2000, the Company used $69.0 million in cash to fund operating activities primarily due to its net loss adjusted for non-cash charges, notably the amortization of intangibles resulting from the Company's acquisitions and depreciation, and approximately $11.5 million in one-time severance and acquisition-related retention bonus payments made in the third quarter of 2000. For the nine months ended September 30, 1999, the Company used $15.8 million to fund operating activities.

     Cash used in investing activities during the nine months ended September 30, 2000, was approximately $70.5 million. During the nine months ended September 30, 2000, the Company disbursed $37.0 million to purchase property and equipment, consisting of approximately $30.7 million in expenditures related to customer network infrastructure and approximately $6.3 million related to the Company's general operations. Installation of network infrastructure equipment in the Company's data centers, licenses of new software platforms, and purchases of furniture and equipment for new employees accounted for the significant increase in capital expenditures. The Company expects that investments in property and equipment will continue to be a significant use of cash as the Company seeks to increase its capacity to provide messaging infrastructure to support our customers' new and existing business initiatives. In addition, the Company completed its acquisitions of ISOCOR, docSpace, RemarQ, Netmosphere and PeerLogic during the first nine months of 2000, and as a result, expended approximately $15.3 million, net of cash received. Furthermore, the Company made strategic investments totaling $20.4 million in several private entities and made an initial capital contribution of $7.5 million to fund its interest in the Critical Path Pacific joint venture. The Company also advanced approximately $371,000 to certain officers pursuant to promissory notes. These uses of cash were offset by the receipt of $10.0 million previously advanced to a private company pursuant to a promissory note. During the first nine months of 1999, the Company issued $122,000 in notes to certain officers of the Company, net of repayments, advanced $15.0 million to two strategic partners, made capital expenditures which totaled $21.8 million, completed investments in two privately held strategic corporate partners totaling $4.5 million and expended approximately $78.2 million in net cash proceeds and other acquisition costs related to the acquisitions of Fabrik, dotOne and Amplitude.

     Cash from financing activities during the nine months ended September 30, 2000, totaled $307.8 million. The Company received $289.2 million in net proceeds from the sale of its $300.0 million Notes, as well as approximately $29.4 million from the exercise of employee stock options. These increases were offset by a payment of $6.0 million to retire a note payable assumed in the PeerLogic acquisition, payments totaling $4.7 million to retire principal on capital lease obligations and $113,000 to repurchase the Company's common stock. During the nine months ended September 30, 1999, the Company completed the second round of the Series B Convertible Preferred Stock financing through the issuance of approximately 3.2 million shares, including 454,544 shares issued pursuant to outstanding stock purchase rights, for net proceeds of $12.5 million. Also in January 1999, the Company sold 1,090,909 shares of Common Stock for net proceeds of $2.4 million. In April

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

1999, the Company received approximately $114.1 million in net proceeds upon the closing of its initial public offering of Common Stock. In June 1999, Critical Path received approximately $140.7 million in net proceeds upon the closing of its secondary offering of Common Stock. In addition, the Company paid $2.2 million to retire principal on capital lease obligations and $229,000 to purchase treasury stock. These payments were offset by the repayment of $97,000, by a shareholder, on a previously outstanding note receivable.

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

                              CRITICAL PATH, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

WE HAVE A HISTORY OF LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

     As of September 30, 2000, we had an accumulated deficit, including other comprehensive loss, of approximately $478.9 million. We have not achieved profitability in any period, and expect to continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. We expect that our operating expenses will increase as we spend resources on building our business and that this increase may have a negative effect on operating results and financial condition in the near term.

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

     Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. The integration of businesses that we have acquired into our business has been and will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. For example, on July 19, 2000, we reduced employee headcount in order to eliminate duplicative positions totaling approximately 11% of our worldwide workforce that were created by our acquisitions. The elimination was necessary to achieving synergies with our acquisitions, but it may negatively affect employee morale. We must operate as a combined organization utilizing, common information and communication systems, operating procedures, financial controls and human resources practices. In particular, we are currently evaluating, upgrading or replacing our financial information systems and establishing uniformity among the systems of the acquired businesses. We may encounter substantial difficulties, costs and delays involved in integrating the operations of our subsidiaries, including:

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

IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN THE EXPANSION OF OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD SUFFER.

     We intend to continue to expand into international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. At present, we have international operations in Canada, Argentina, Brazil, Denmark, France, Germany, Ireland, Italy, Japan, Switzerland and the United Kingdom and for the nine months ended September 30, 2000 we derived approximately 39% of our revenues from international sales. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

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

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             2000             1999             2000
                                         -------------    -------------    -------------    -------------
Net revenues
  Licenses.............................     $    --         $ 12,365         $     --         $ 37,332
  Services.............................       4,913           22,977            8,074           56,058
                                            -------         --------         --------         --------
          Total net revenues...........       4,913           35,342            8,074           93,390
                                            -------         --------         --------         --------
Cost of net revenues
  Licenses.............................          --              634               --            2,378
  Services.............................       4,681           19,076            9,829           50,154
                                            -------         --------         --------         --------
          Total cost of net revenues...       4,681           19,710            9,829           52,532
                                            -------         --------         --------         --------
Gross profit (loss)....................         232           15,632           (1,755)          40,858
                                            -------         --------         --------         --------
Operating expenses
  Sales and marketing..................       3,557           16,128            8,760           47,075
  Research and development.............       1,895            7,853            4,705           23,389
  General and administrative...........       3,678            6,568            7,919           20,666
                                            -------         --------         --------         --------
          Total operating expenses.....       9,130           30,549           21,384           91,130
                                            -------         --------         --------         --------
Loss from operations...................      (8,898)         (14,917)         (23,139)         (50,272)
Interest and other income (expense),
  net..................................       2,841            4,905            5,074           10,859
Interest expense.......................        (151)          (5,198)            (363)         (10,699)
Equity in net loss of joint venture....          --             (640)              --             (640)
Minority interest in net income of
  consolidated subsidiary..............          --             (201)              --             (526)
                                            -------         --------         --------         --------
Loss before income taxes...............      (6,208)         (16,051)         (18,428)         (51,278)
Provision for income taxes.............          --           (2,534)              --           (4,333)
                                            -------         --------         --------         --------
Net Loss...............................     $(6,208)        $(18,585)        $(18,428)        $(55,611)
                                            =======         ========         ========         ========
Net loss per share -- basic and
  diluted..............................     $ (0.17)        $  (0.30)        $  (0.71)        $  (0.98)
                                            =======         ========         ========         ========
Weighted average shares -- basic and
  diluted..............................      37,158           61,614           25,715           56,925
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

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2001                       CRITICAL PATH, INC.

                                   By:       /s/ LAWRENCE REINHOLD
                                     -------------------------------------------
                                               Lawrence P. Reinhold
                                             Executive Vice President,
                                              Chief Financial Officer
                                            (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)