Form 10-K
period 2000-12-31
CRITICAL PATH INC
filed 2001-04-05
CIK 1060801

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

                       COMMISSION FILE NUMBER: 000-25331
                            ------------------------

                              CRITICAL PATH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     911788300
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

              532 FOLSOM STREET,                                   94105
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $153,619,078 as of March 15, 2001, based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. There were 74,294,434 shares of the Registrant's Common Stock issued and outstanding on March 15, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of Critical Path, Inc.'s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders anticipated to be held on June 6, 2001, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CRITICAL PATH, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   16
Item 3.   Legal.......................................................   16
Item 4.   Submission of Notes to a Vote of Security Holders...........   17

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   18
Item 6    Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   21
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   39
Item 8.   Financial Statements and Supplemental Data..................   39
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   42

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   42
Item 11.  Executive Compensation......................................   44
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   44
Item 13.  Certain Relationships and Related Party Transactions........   44

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   45

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that are based on current expectation, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. The words "anticipate," "expect," "intend," "plan," "believe," "seek" and "estimate" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Additional Factors That May Affect Future Operating Results" and noted in the documents incorporated herein by reference. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by us from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q.

     This Annual Report on Form 10-K includes trademarks and registered trademarks of Critical Path. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

COMPANY OVERVIEW

     Critical Path is a leading global provider of Internet messaging infrastructure products and services for corporate enterprises and service providers around the world. Our Internet messaging infrastructure, which includes messaging, directory and security products and services, allows our customers to benefit from the rapidly increasing number of messaging applications that are driving the complexity and scale of messaging. Our integrated portfolio of messaging services enables our customers to provide messaging solutions to their customers and employees via desktop, wireline or wireless medium. As messaging becomes increasingly directory-centric, Critical Path's mission-critical directory products provide unified identity and security management across our customers' new and existing messaging and eBusiness initiatives. We believe our Internet messaging infrastructure products and services position us to serve our customers with highly scalable, mission critical messaging, directory and security.

     Our Internet messaging infrastructure integrates a rich selection of messaging products and services, including email messaging, wireless messaging and secure file delivery services, calendaring, and directory and meta-directory components providing a framework for unified user profile management and secure access control. We offer our messaging solutions through both outsourced services, where we host the software on our servers, and insourced server software packages, where the customer licenses software to run on its own servers. In addition, a customer may choose to midsource, a combination of outsourced and insourced solutions. We believe our combination of outsourcing, midsourcing and insourcing options provides our customers with continuity of relationship and technology across a variety of offerings and user populations.

     We provide products and services, both on a licensed and hosted basis, to customers located around the world. We have offices, operations and customers in North America, Europe, Latin America and Asia.

     Examples of customers across our major target markets include:

        CORPORATE ENTERPRISES: AFLAC, Bechtel, BNP Paribas SA, Bristol-Myers Squibb, Circuit City, EDS, Federal Express, PricewaterhouseCoopers, Promus Hotel Corporation, and Texas Instruments.

        WIRELESS AND TELECOMMUNICATIONS PROVIDERS: Aether Systems, British Telecom, Comverse Technology, Corio, Debitel, France Telecom, Global Crossings, i3 Mobile, Liberty Surf, Logica, MCI WorldCom, Motient, OmniSky, Omnitel, SK Telecom, Tiscali, and Verizon.

        INTERNET-CENTRIC COMPANIES: Amazon.com, eBay, E*TRADE, ICQ, Intuit, Netian, Network Solutions (VeriSign), Yahoo!, and ZipNet.

        POSTAL AUTHORITIES: AnPost, Deutsche Post, Dutch Post, Finland Post, La Poste, Posta Hungary, PosteCom Italia, Royal Mail ViaCode, and Swedish Post.

     We have a number of distribution channel relationships with companies, including British Telecom, Bull and MCI WorldCom. Our directory services are leveraged through partnerships with the leading Internet security and access management vendors including Entrust and Verisign. In June 2000, we formed a joint venture, Critical Path Pacific, with Mitsui, NTT Communications, and NEC to serve the Japanese and other Asian markets. As a result of our global focus, more than 38% of our revenue in 2000 came from outside the United States.

     We believe email is pervasive as a communications tool and is shifting from being simply an application to a delivery platform, or infrastructure, for mission-critical messaging and transactions. As message volumes, complexity and security requirements of transactions increase, and as mobile users demand access and seamless identity management across laptops, cell phones, hand held devices and pagers, corporations struggle to keep pace with the rapid rate of change with a scarcity of skilled technology resources. Service providers also serve increasingly mobile customers and seek to grow their business models beyond basic connectivity and email with value-added services and commerce opportunities. Anticipating these trends, we have expanded our range of products and services and the delivery options we offer domestic and international customers. Our Internet messaging infrastructure delivers carrier-class standards-based messaging with rich extensions for wireless device support, collaborative applications and secure delivery. Additionally, through the acquisitions of ISOCOR and PeerLogic, we built and solidified our position as a leading directory services provider, able to help our customers unify identity management and security access across multiple platforms, devices, and enterprises.

     Carrier-class reliability, scalability and security are fundamental as global organizations move an increasing percentage of business communications and transactions to the standards-based Internet. Our messaging infrastructure is designed to support the scalability and performance demands of hundreds of millions of mailboxes, transactions and users with the "uptime" and reliability metrics required for mission-critical eBusiness. We currently are servicing widespread, global organizations with the most demanding messaging needs.

     Many companies attempting to manage expanding and increasingly sophisticated messaging systems lack the resources and expertise to cost-effectively implement, maintain, scale, enhance and service the hardware and software components of their messaging infrastructure. Our flexible deployment or "allsourcing" strategy provides flexibility and value to our customers by giving them the option of using our hosted services, licensing our software to run on their own hardware, or selecting a combination of both. Our product and service solutions enable customers to improve messaging performance, ensure security and reliability in their messaging, reduce the cost of providing messaging services and focus on other aspects of their businesses.

     As the Internet continues to grow and profoundly change the way people conduct business and communicate, we believe we are positioned to participate in and benefit from the rapidly evolving communications and messaging environment. We believe our category leadership, mega-scale technology, proven customer benefits, flexible deployment, strategic partnerships and strong customer relationships provide us with our competitive edge.

     We were incorporated as a California corporation in 1997. Our principal executive offices are located at 532 Folsom Street, San Francisco, California 94105. Our telephone number is (415) 808-8800 and our web site is located at www.cp.net.

RECENT DEVELOPMENTS

     Restatement and Revision of Unaudited Financial Results and Litigation. On February 2, 2001, we issued a press release announcing that we believed that our previously announced unaudited financial results for the fourth quarter of 2000 may have been materially misstated, the Board of Directors had formed a special committee to conduct an investigation into the matter, and our president and vice president of worldwide sales had been placed on administrative leave related to the matter. On February 15, 2001, we announced that, based on the preliminary results of the investigation being conducted, we would revise our previously announced unaudited financial results for the fourth quarter of 2000 and were reviewing certain specific transactions that were reported as revenue during the third quarter of 2000. During February and March 2001, the investigation by the special committee of the Board of Directors was completed, we completed our internal review, and our auditors completed the annual audit.

     Beginning on February 2, 2001, a number of securities class action complaints were filed against us, certain of our current and former officers and directors, and our independent accountants, in the United States District Court for the Northern District of California. Additionally, beginning on February 5, 2001, we were named as a nominal defendant in a number of derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California.

     In February 2001, the Securities and Exchange Commission issued a formal order of investigation of our company and certain unidentified individuals associated with us with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in our securities. While we do not know the current status of the investigation or any possible actions that may be taken against us as a result, any SEC action against us could harm our business.

     Shareholder Rights Plan. In March 2001, the Board of Directors adopted a Shareholder Rights Plan. Under this plan, certain Rights will be distributed as a dividend at the rate of one Right for each share of Critical Path common stock held by shareholders of record as of the close of business on May 15, 2001. The Rights Plan is designed to prevent an acquirer from gaining control of Critical Path without offering a fair and adequate price and terms to all of our shareholders. The Rights Plan is intended to increase our ability to negotiate with potential acquiring companies to maximize shareholder value and is not intended to interfere with takeover offers or other strategic alternatives that our Board of Directors believes are in the best interests of our shareholders. The Rights Plan was not adopted in response to any attempt to acquire the Company.

     CP Italia. In March 2001, we purchased the outstanding 27.13% minority interest in CP Italia for approximately $4.2 million and CP Italia became a wholly owned subsidiary of Critical Path. At December 31, 2000, we owned a 72.87% interest in CP Italia.

     Management Changes. In February 2001, we announced a series of changes in Critical Path management. David Hayden, our Chairman and a founder, was appointed Executive Chairman of the Board of Directors and was asked to take a greater role in the day-to-day operations of the company. A search for a new Chief Executive Officer currently is ongoing, following the resignation of Doug Hickey. Diana Whitehead, formerly our Vice President of Engineering and Operations, was promoted to President, following David Thatcher's resignation from Critical Path. Additionally, Mari Tangredi, formerly our Vice President of Corporate Development, was named Executive Vice President of Business Development, Sales and Professional Services following William Rinehart's resignation from Critical Path.

     Amended Articles of Incorporation. In January 2001, we amended our Articles of Incorporation to increase our authorized shares of common stock from 150 million to 500 million shares. This increase had been previously approved by our shareholders at the Annual Meeting of Shareholders held on June 13, 2000.

THE CRITICAL PATH SOLUTION

     We deliver Internet messaging infrastructure products and services to corporate enterprises, wireless and telecommunications providers, Internet-centric companies and postal authorities. Our technology gives our customers the ability to better utilize their physical, human and information assets, by providing feature-rich email, messaging, directory and security solutions to their customers, partners and employees.

     Our products and services are designed to provide a superior return on our customers' technology budgets through the following key benefits:

          Flexibility and Depth of Offerings. Our customers benefit from Critical Path's depth of expertise in many areas of Internet messaging infrastructure, including messaging, directory and security services. Critical Path delivers access to an entire suite of solutions, leveraged across an integrated platform. Our customers can deploy Critical Path's products and services regardless of whether they choose to outsource their messaging needs to us or license our software to manage their messaging needs internally or a combination of both.

          Broad, Standards-based Infrastructure. Our messaging infrastructure supports industry standards at the messaging, directory and security services levels. This standards-based approach allows our customers ease of integration as they deploy Critical Path's solutions around their existing environments, as well as the ability to augment and change their use of our solutions with future developments in their wireless strategies, all within one centrally managed and administered infrastructure.

          Anytime, Anywhere Accessibility. Critical Path's services are designed to allow administrators and end users to access their email system at any time anywhere and provide end users with the means to send and receive messages to and from cellular phones, personal digital assistants, pagers and other wireless devices. Critical Path's services are compatible with leading desktop software, and we have developed a web-based email interface that is compatible with leading web browsers.

          Carrier-Class Scalability, Reliability and Security. As messaging evolves from email as an application to messaging infrastructure that supports multi-faceted communications and business transactions, we have designed our hosted and licensed systems for high levels of scalability, reliability and security.

          Critical Path has designed its hosted architecture to support its service over hundreds of millions of mailboxes across millions of domains. Our hardware and software infrastructure consists of multiple servers running software in a manner that balances the use of the servers and eliminates single points of failure by not dedicating any server or hardware or network component to a specific domain or mailbox. This infrastructure allows multiple domain hosting while reducing the amount of required equipment and capacity. The scalability of our directory and meta-directory capabilities enables us to provide identity management and access security to many of the world's largest corporations for intranet and extranet user populations, and many of the world's largest service providers, including postal authorities servicing entire countries of users. Our high performance standards-based directory is used to house digital certificates in some of the world's largest public key infrastructure installations where sub-second response times across thousands of simultaneous queries are demanded.

          Our design methodology reduces the number of computer instructions required to perform common operations, which in turn reduces the risk that messages will be lost or will not be duplicated in the event of external system breakdowns such as loss of power or hardware failures. This promotes high reliability of the electronic information exchange. In addition, we have network and data center surveillance 24 hours a day, seven days a week to identify and curtail potential service issues or security breaches. Critical Path currently maintains six data centers in the United States, two data centers in Europe and one in Asia.

          Lower Total Cost of Ownership. Customers can reduce the total cost of ownership of their messaging infrastructures through the ability of our products and services to interoperate with changing standards and scale with our customers regardless of how they plan to deploy our product and service solutions. By using our hosted and outsourced solutions, our customers can avoid the need to lease, buy or continually upgrade existing hardware and software, or recruit and retain systems engineers and administrative personnel for their messaging services. Our service is designed to reduce customers' administrative burden by eliminating the cycle of purchasing, installing, testing, debugging and deploying messaging systems.

          Allsourcing. We provide customers with great flexibility to solve their messaging, directory and security infrastructure challenges through our "allsourcing" strategy, allowing customers access to outsource, midsource or insource solutions. Our outsourced messaging solutions eliminate the need for customers and partners to maintain a core competency in advanced messaging. Midsourcing and insourcing allow our customers to choose among the best of Critical Path's offerings, while taking advantage of their own internal capabilities where appropriate, to maximize their technology budgets.

          Branding and Customer Control. Critical Path's messaging service solution enables our customers to maintain brand control by allowing graphical user interfaces to be branded uniquely for each customer. Critical Path's fully customized web-based "brandable" email product interface enables our customers to present their messaging solutions in their own brand image.

PRODUCTS AND SERVICES

     Messaging Solutions. Critical Path offers a wide range of email, wireless and secure delivery messaging solutions for corporate enterprises and service providers. Our primary messaging products and services are described below:

     - InScribe(TM) Email Messaging is an outsourced messaging service for corporate enterprises and service providers. Customers can easily layer other value added services around messaging, including security related add-ons, such as spam-blocking, anti-virus and secure-socket-layer or SSL, and collaborative applications such as calendaring and scheduling. Critical Path's all-inclusive service model pricing includes all enhancements, upgrades and new standard features. Pricing for email and other hosted messaging services generally is based on a per mailbox, per month charge that varies depending on functionality and volume.

     - InScribe(TM) Messaging Server, or IMS, provides robust message management, administrative control and support for the secure message transfer and access standards as an insourced product for corporate enterprises and service providers. The architecture is optimized for corporate enterprises and service provider environments and delivers superior cost performance at scale as well as easy deployment for faster time to market. The IMS management center provides the high level of service necessary for implementing mission-critical messaging systems. The management center performs remote management of components over TCP/IP, allowing the administrator to manage multiple sites centrally, including remote configuration, routing configuration, fault notification, performance monitoring, system management and message tracking.

     - InScribe(TM) Secure File Services enables large and/or sensitive documents as well as Internet transactions, to be transported in a secure, trackable and guaranteed manner using open Internet protocols rather than via closed value-added networks. Critical Path supports a broad range of secure delivery environments.

     - InOne(TM) Groupware Messaging is a bundled service offering that delivers a groupware integration of email messaging, address book and calendaring, which is accessible from web browsers, email clients and wireless devices.

     - InSchedule(TM) Calendaring is designed for corporate enterprises and service providers and supports both personal calendaring, group scheduling and public events and programs. InSchedule Calendaring creates a single source of program and event information for more-informed planning and streamlined coordination.

     - InVoke(TM) Wireless. Cellular network operators, network service providers and corporations are faced with increasing demands to provide Internet messaging, business applications and information services to mobile users. InVoke Wireless provides a broad platform for anytime, anywhere access across a diverse array of wireless devices and protocols.

       - InVoke(TM) Wireless Services.

          - WAP Access. Developed to be wireless protocol and device agnostic, InVoke Wireless allows access over WAP-enabled devices to InScribe Email Messaging, personal address books, user directories and InSchedule(TM) Calendaring. The same information is also accessible via a web browser or desktop client.

          - Wireless Notifications. When email messages are received or when specific events occur, such as a meeting reminder or inbound fax, users can choose to be notified via their wireless device. This notification service also includes a filtering feature, which allows the user to specify, through a web-based interface, which messages generate notifications to the wireless device.

          - Email Aggregation automatically checks multiple mailboxes for messages at specified intervals. Copies of all Internet messages are then forwarded to a single Critical Path mailbox.

       - InVoke(TM) SMS Server provides a feature-rich gateway between the short message service or SMS, of mobile networks and the Internet mail protocol, SMTP. Direct mapping enables users to send and receive email messages as well as information services like stock quotes, traffic reports, sports results and online banking on a wireless device using the cost-effective SMS service.

     Directory Products. As messaging systems and business environments increase in size and complexity, organizations increasingly need to implement a unified approach to user profile management and security access across intranet and extranet applications. Our primary directory products are described below:

     - InJoin(TM) Directory Server, our directory product, is designed to store and disseminate information on both a wide area and local area network basis. This information may include user or device profile information including name, location, email address, fax numbers, telephone numbers, physical mail address and pictures as well as personal digital certificates. The directory provides a general purpose, standards-based repository for authentication and authorization information that can be accessed across the enterprise and extranet, supporting varying levels of access control to suit the customer's requirements.

     - InJoin(TM) Meta-Directory works alongside the InJoin Directory Server and other directory servers, databases and applications to form a unified user profile management framework across heterogeneous systems, which can be updated in real-time. Changes in one system are propagated to other systems based on policy management rules defined by the system administrator. For example, an entry in a human resources system that signals an employee's departure can facilitate the automatic de-provisioning of the employee's email box and security card access. Meta-directory saves internal technology departments from the task of manually updating information such as user profile information and status changes in disparate systems, as well as significantly reduces security risks associated with inaccurate and out of date user profile information.

     Professional Services and Customer Support. Our professional services group provides technical consulting, training, customer support and product maintenance to assist our customers in maximizing the utilization and functionality of our messaging, directory and security products.

     - InTouch(TM) Professional Services. Critical Path's worldwide professional services team helps to design customer solutions around Critical Path products and hosted service offerings. Our creativity, experience and timely delivery of solutions provides a competitive edge and affords opportunities to upsell additional services and products to our customer base. We offer a comprehensive range of migration, installation and training services. Our professional services consultants design complex messaging, directory and security infrastructures and work closely with each customer to deploy optimal solutions based on unique business and messaging demands. Additionally, our training services group delivers education and training to our customers and partners. We offer a comprehensive series of classes and on-line training to provide the knowledge and skills to successfully deploy, use and maintain our products and services.

     - InTouch(TM) Customer Support and Product Maintenance. Critical Path believes customer satisfaction is essential for our long-term success and offers multiple levels of customer assistance 24 hours a day, 7 days a week. Our technical support provides dependable and timely resolution of customer technical inquiries and is available by telephone, the web or email. Critical Path leverages customer support's regular interaction with our expanding customer base to identify new market opportunities and provide product development guidance. In addition to the technical support, we offer product maintenance to our midsource and insource customers. Customers are entitled to receive software updates, upgrades and technical support for an annual maintenance fee. We notify customers about the availability of regular maintenance and enhancement software releases via the web, email and our account management group.

     Other Product and Services. Critical Path offers several other products and services which complement our suite of core products. Our primary complementary products are detailed below:

     - InJoin(TM) TRANS enables companies to re-host their existing legacy and batch applications to Unix or NT platforms with little or no change to the application code or data files while incurring cost reductions from the re-hosting.

     - InLine(TM) Project Collaboration enables corporate project teams to manage, collaborate and track complex projects anytime and anywhere using a standard web browser.

     - InLine(TM) Resource Management helps customers reduce costs and increase efficiency through the automated scheduling of shared corporate resources such as conference rooms, audio-visual equipment and services.

     - InScribe(TM) Fax Messaging supports the integration of fax sending and delivery into corporate messaging environments and eBusiness web-based applications.

     - InScribe(TM) Message Boards enable discussion communities to be built into corporate extranets and intranets and service provider community sites.

     - InScribe(TM) Usenet Service enables customers to provide access to Usenet newsgroups without hardware and software investments or significant administrative resources, through our hosted Usenet servers.

TARGET MARKETS, CUSTOMERS AND STRATEGIC PARTNERS

  Target Markets

     We target corporate enterprises and service providers in the corporate enterprises, wireless and telecommunications providers, Internet-centric and postal authority markets.

     - Corporate Enterprises. Messaging infrastructure products and services have become an important concern for businesses. As the workforce mobilizes, as enterprises become increasingly global, and as critical business information is leveraged outside the physical building of an enterprise in eBusiness applications, the need for reliable messaging and security access controls has expanded significantly.

     - Wireless and Telecommunications Providers. Much debate exists over which wireless platforms, devices and applications will survive over the next few years. Regardless of the outcome of these debates, wireless users require a way to access the Internet and send and receive messages via their application over their chosen platform and through their chosen device. We believe we provide the necessary access and messaging capability to provide wireless service providers' customers with superior performance. Additionally, to increase the value of their own service, and to grow the value of and retain their customers, telecommunications providers often add advanced Internet messaging solutions to their connectivity and data management offerings.

     - Internet-Centric Companies. Within the Internet-centric market, we focus on Internet service providers, or ISPs, application service providers, or ASPs, and web portals. Internet service providers are companies that provide access to the Internet via dial-up, ISDN, DSL or broadband connections. Email and other messaging services have become an integral part of ISP service offerings. As basic connection services have become increasingly commoditized, ISPs are aggressively expanding value-added services, including wireless messaging, unified messaging and mobile commerce. Application service providers offer application hosting services and custom application development for corporate customers. Many ASPs offer email messaging as one of their core applications and can take advantage of Critical Path's outsourced offering and brand-behind-the-brand strategy to get to market quickly. Portal web sites are attempting to develop a sense of community to draw large online audiences, encourage repeat visits, and keep users engaged. Portals are attempting this by providing users with value-rich content and services, including search engines, access to applications and services, email and other forms of advanced messaging.

     - Postal Authorities. Postal authorities worldwide use our email solutions to provide country-wide "email for life" and our directory and meta-directory products to serve as central repositories of user profile information that provide security and access control for trusted third party services for hundreds of millions of postal customers. Postal authorities including France's La Poste, Germany's Deutsche Post, Ireland's AnPost and the United Kingdom's Royal Mail ViaCode, have based their eBusiness platform on Critical Path's products. By leveraging our highly scalable directory products, countries are able to build an eBusiness infrastructure capable of extending physical mail delivery services to the electronic world, while reducing business costs, creating new revenue streams, and delivering the trackability, security, and reliability people have come to trust for mission critical information exchange.

  Customers and Strategic Partners

     We currently offer our products and services to millions of end users across our target markets. The following is a list of various representative companies with whom Critical Path has service, product or strategic agreements within their respective categories.

CORPORATE ENTERPRISES                      WIRELESS AND TELECOMMUNICATIONS PROVIDERS
AFLAC                                      Access360
Amdahl                                     Aether Systems
APL                                        British Telecom
Bechtel                                    Comverse Technology
BNP Paribas SA                             Corio
Bristol-Myers Squibb                       Debitel
Canadian Department of National Defense    Ericsson
Chevron                                    France Telecom
Circuit City                               Global Crossings
Cisco Systems                              i3 Mobile
Continental Airlines                       Korea Telecom
Deloitte & Touche                          Liberty Surf
The Dow Chemical Company                   Logica
EDS                                        MCI WorldCom
Ernst & Young                              Motient
Federal Express                            OmniSky
JCPenney                                   Omnitel
KPMG                                       QUALCOMM
Macy's                                     SK Telecom
Exxon Mobil                                Tiscali
New York Life                              Verizon
PepsiCo
PricewaterhouseCoopers                     INTERNET-CENTRIC COMPANIES
Promus Hotel Corporation
SmithKline Beecham                         123 India -- Intersoft Technologies
Sun Microsystems                           Alta Vista
Texas Instruments                          Amazon.com
                                           Ariba
POSTAL AUTHORITIES                         eBay
                                           E*TRADE
AnPost                                     ICQ
Deutsche Post                              Infostrada
Dutch Post                                 Intuit
Finland Post                               KataWeb
La Poste                                   Netian
Posta Hungary                              Network Solutions (VeriSign)
PosteCom Italia                            PSINet
Royal Mail ViaCode                         SatyamOnline
Swedish Post                               Yahoo!
                                           ZipNet

     A key element of Critical Path's strategy is to expand our distribution channels through strategic relationships and entities with which we have contractual reseller or joint sales relationships. Current partners fall into three categories: telecommunications and Internet infrastructure providers, wireless infrastructure and service providers, and Internet security and privilege management infrastructure partners. The following are examples of the existing strategic relationships that we believe will position Critical Path to increase market presence and penetration.

     - Telecommunications and Internet Infrastructure Providers. We have sought reseller relationships with leading telecommunications and Internet infrastructure providers as a means to develop the growing market for outsourced messaging. We believe these relationships provide our partners with vital, value-added services that enable them to retain customers, grow into new business areas, and increase revenue from their installed base. Partners in this space include Comverse Technology, Corio, Critical Path Pacific, ICQ, Network Solutions, and MCI WorldCom.

     - Wireless Infrastructure and Service Providers. Critical Path's technology supports one-way and two-way messaging services to millions of wireless devices and is one of few companies able to provide end users with the means to send and receive messages to and from mobile phones, paging and other wireless devices. We are aggressively targeting the wireless market across all major segments including ISPs, web portals, wireless original equipment manufacturers, or OEMs, and other cellular and paging companies. Partners in this space include Aether, i3 Mobile, Logica, Motient and Verizon.

     - Internet Security and Privilege Management Infrastructure
       Partners. Critical Path has established relationships with major public key infrastructure and Internet security vendors. Our InJoin Directory Server is included in several of our customers' security solutions. Additionally, our InJoin Meta-Directory plays a growing role in large corporation's efforts to develop comprehensive privilege management systems. By working with leading public key infrastructure, password management, and provisioning vendors as well as systems integrators that specialize in this area, we are expanding our channel of large corporations and enterprises. Partners in this space include Access 360 and Entrust.

SALES AND MARKETING

  Sales Strategies

     Direct Sales. We maintain our own direct sales force to introduce and educate prospective customers and partners about our products and services. The world-wide direct sales group targets the Fortune 1000 and other corporate customers, telecommunications companies, larger ISPs, large web hosting companies and high-trafficked web portals. Critical Path currently has members of its sales group in domestic offices in San Francisco, Los Angeles, Phoenix, Boston, New York, Atlanta, and other cities throughout the United States. Internationally, we have members of our sales group in Argentina, Australia, Brazil, Canada, Denmark, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Malaysia, Sweden, Switzerland and the United Kingdom. Within Critical Path's direct sales group, a subgroup is responsible for retaining and increasing use by existing customers. This group is critical to ensuring customer satisfaction and selling existing customers new add-on services as they become available in our products and services offerings.

     Telesales. Our telesales group conducts sales activities over the phone. The target markets of the telesales group are small to medium-sized businesses, ISPs, and portals. The majority of the activity generated through this group results from phone calls that we initiate to prospective customers. The telesales group also handles outbound calls to a specific list of contacts provided by our marketing organization. In addition, the telesales group follows up on leads resulting from web and telephone communication initiated by prospective customers and qualifies those leads by placing additional calls or referring them to the direct sales group.

     Indirect sales. The indirect sales group uses the sales forces of Critical Path's partners to offer our products and services to their end users. To gain market presence and market share overseas, Critical Path teams with leading distributors, OEM suppliers, resellers, complementary software makers, and system integrators that have strong industry backgrounds and market presence in their respective markets and geographic regions. These partners include Access360, Ameritech, British Telecom, Comverse Technology, Corio, Entrust and MCI WorldCom. In addition, Critical Path uses partners to resell its products throughout most of Asia and Latin America.

  Marketing Strategy

     Marketing. We are focused on media relations and public relations in order to develop a reputation as an industry leader for Internet messaging infrastructure products and services. Critical Path intends to continue to focus on print and online advertising campaigns for lead generation. We use event, forum and trade show participation to promote our business-to-business brand presence. Unlike many Internet related companies, we are not fully dependent on developing our own brand, as many of our customers frequently want their own name and branding associated with the Critical Path products or services we provide them. As such, Critical Path's capital requirements for brand building are lower than many companies in the Internet space.

TECHNOLOGY

     Our core technology expertise is in messaging, directory and security. This allows us to deliver highly scalable Internet messaging infrastructure composed of messaging and directory software.

     Anchored by our messaging server software, we have a range of highly scalable, standards-based, messaging software including calendaring and short message service. Our InScribe Messaging Server is designed for corporate enterprises and service providers and is capable of serving millions of end users with email, accessible through our web mail application, wireless application protocol or WAP, and through standard desktop software using POP or IMAP protocols. Our web mail application is highly customizable and feature rich with our own address book. Our InScribe Messaging Server has a distributed architecture, allowing single or multiple domains to be split over multiple servers, geographically distributed and setup as clusters. Our InScribe Messaging Server also has support for security features including secure-socket-layer, anti-virus and anti-spam.

     Directory. Our InJoin Directory Server software includes both directory and meta-directory products. Our directory software is useful in providing a common store of user or resource information that can be accessed via standard lightweight directory access or LDAP and X.500 protocols. With two-phase commit technology, the directory is reliable, mission critical software that can be used to store user profiles, digital certificates from public key infrastructure or PKI software, and eBusiness information. The directory is a distributed database, meaning that it can be partitioned both logically and physically, and in order to provide improved performance, replicas can be made and updated according to replication agreements.

     Our InJoin Meta-Directory software keeps user and resource profile information consistent between disparate messaging and business systems, to improve security, data integrity and reduce overall administration cost. At the core of meta-directory technology is the join engine, with plug-ins that connect to various business systems. Meta-directory is valuable as an integration tool in large organizations to propagate data between disparate directories, databases, network operating systems, applications and messaging systems. Meta-directory is also a valuable provisioning tool for corporate enterprises and service providers, allowing services to be provisioned across multiple disparate systems.

     Additionally, both directory and meta-directory incorporate security technology like secure-socket-layer for secure transport and authentication.

     Hosted Messaging. With our deep technical expertise in messaging, directory and security, we also have developed a hosted messaging service that employs our Critical Path Internet messaging infrastructure to offer messaging applications and services to a broad range of customers, reaching tens of millions of accounts and over one million domains. This includes services such as our InScribe Email Messaging, InOne Groupware Messaging and InScribe Secure File Services.

     Our hosted messaging service can handle high-volume loads for complex and diverse messaging environments including those required by Internet service providers, telecommunications providers, web hosting companies, web portals and corporate enterprises providing accounts to their end-users for activities such as trading securities, shopping or participating in online communities. We have developed proprietary load-balancing and messaging software, and uses Oracle databases for account provisioning and management.

     Our hosted messaging service is comprised of multiple groups of servers and routers acting as a single, virtual point of contact to customers for messaging services. Our hosted messaging service hardware and software consists of Sun Microsystems servers running Solaris, Cisco routers, EMC redundant storage arrays, Veritas software and rack-mounted Intel processor-based servers.

     All aspects of our hosted messaging service are deployed in a redundant configuration with the goal of ensuring that if any process or system goes down, another will be available to handle customer traffic seamlessly. This behavior is called "transparent failover" and is designed to increase the availability of messaging services to the customer. Our hosted messaging service also includes a dynamic load-balancing system that acts as proxy servers for firewall safety. The load balancers are configured in parallel to ensure that if one goes down, the load is transferred to the remaining systems.

     We have created a proprietary account provisioning protocol for account creation and maintenance. This enables account transitioning from other services or legacy systems to be bulk-loaded, tested, replicated and deployed on our service automatically. This protocol addresses a critical time to market issue by enabling organizations to quickly transition to the new standards-based email service with minimal down-time and degradation to their existing internal systems. In addition, it can be used by customers and partners to facilitate automatic account sign-ups from web sites, typically in less than three minutes.

     Data Centers. Our hardware for operating production services currently is located throughout nine data centers across three continents. With multiple high-speed connections to diverse backbone providers and a robust network architecture, we aim to eliminate single points of failure, thus reducing the likelihood that our customers will suffer downtime as a result of network outages. Our backbone architecture and interconnect strategy consists of multiple clear channel OC-3 and DS-3 circuits. We currently have bilateral peering arrangements in place with over 35 networks. Our data centers feature redundant systems for power, raised floors, HVAC temperature control systems, seismically braced racks, fire protection, and physical security and surveillance 24 hours a day, seven days a week.

     Security. We have a diverse set of firewall solutions that are specifically tailored for each of our hosted services, reducing the likelihood of security breaches. To enhance security for our network, our staff members monitor the network hardware 24 hours a day, seven days a week. Suspicious activity is reported and investigated immediately.

     Spam and Viruses. Our messaging services include comprehensive content filtering including InCase(TM) Spam Blocking to guard against unsolicited commercial email and InCase(TM) Virus Scanning. Our message filtering technology has been enhanced with partnerships with Brightmail and Symantec, allowing our hosted messaging customers to benefit from new spam and virus filters as they are created in response to attacks worldwide.

RESEARCH AND DEVELOPMENT

     Our products and services are mostly based on systems which were internally developed or acquired through acquisitions. We must continually improve these systems to accommodate the level of use of our products and services. In addition, we may add new features and functionality to our products and services that could result in the need to develop, license or integrate additional technologies. Our inability to add additional software and hardware or to upgrade our technology or network infrastructure could have adverse consequences, which include service interruptions, impaired quality of the users' experience and the diversion of development resources. Our failure to provide new features or functionality to our products and services also could result in these consequences. We may not be able to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to improve our business.

     We invested $2.1 million in research and development expenses in 1998, $7.7 million in 1999 and $31.0 million in 2000. Additionally, we incurred $3.7 million of in-process research and development expense in 2000 related to technologies acquired through two of our acquisitions. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our products and services. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our products and services. The failure to adapt to such changes would harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to undertake substantial expenditures to modify or adapt our services or infrastructure.

EMPLOYEES

     At December 31, 2000, we had 1,041 employees, including 340 in operations, 305 in sales and marketing, 252 in research and development and 144 in general corporate and administration. Our future success depends, in significant part, upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we cannot guarantee that we can retain our key technical and managerial employees or that we will be able to attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

COMPETITION

     Because we have numerous Internet messaging infrastructure products and services, we are not aware of a single enterprise that competes across all of our products and services. However, we encounter different competitors at each level of our products and services. For corporate customers seeking outsourced hosted messaging solutions, we compete with email service providers, including Commtouch, mail.com, USA.NET and application service providers offering hosted exchange services. For service providers seeking insourced or outsourced product-based solutions we compete with iPlane and OpenWave. For secure delivery services, competitors include Tumbleweed for product-based solutions and SlamDunk for service-based solutions. In the directory and meta-directory market, we encounter primarily iPlanet, Microsoft and Novell in the enterprise/eBusiness directory category, and iPlanet, Microsoft, Novell, and Siemens are among our competitors in the meta-directory market.

     While these competitors exist in each of our individual product markets, we believe our complete solution of products and services serves as a competitive advantage, because our customers can easily integrate their infrastructure with our broad product line, selecting multiple Critical Path products and services as their requirements demand.

     We believe that competitive factors affecting the market for Internet messaging infrastructure solutions include:

     - Breadth of platform features and functionality;

     - Ease of integration into customers' existing systems;

     - Ease of expansion and upgrade;

     - Flexibility to enable customers to manage certain aspects of their systems internally and leverage outsourced services in other cases when resources, costs and time to market reasons favor an outsourced offering;

     - Cost of ownership and operation;

     - Scalability, reliability and performance; and

     - Ability to enhance customers' brand identities by allowing them to maintain brand control.

The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products and services currently compete favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors.

     We believe competition will increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Many current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Any delay would also allow competitors additional time to improve their service or product offerings, and provide time for new competitors to develop Internet messaging infrastructure products and services and solicit prospective customers within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our business to suffer.

GOVERNMENT REGULATION

     Although there are currently few laws and regulations directly applicable to the Internet and commercial messaging services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or commercial email services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online email may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the Internet or commercial online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise harm our business, operating results and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet could harm our business, operating results and financial condition.

ITEM 2. PROPERTIES

     Our corporate headquarters and primary operations and development facilities are located in two office buildings in San Francisco, California. We occupy approximately 64,500 square feet in these two office buildings. There are two leases which relate to our initial San Francisco location, one of which will be expiring on June 30, 2002 but has a five-year renewal option and the second of which is a sublease that will expire on March 31, 2002. The lease for the second location will expire on February 1, 2011, but has a five-year renewal option. In addition to these locations, we currently occupy a 24,300 square foot building in Dublin, Ireland under a lease expiring on July 14, 2014. We lease additional facilities in Argentina, Brazil, Canada, Denmark, France, Germany, Ireland, Italy, Malaysia, Sweden, Switzerland, the United Kingdom and several cities throughout the United States. We continually evaluate the adequacy of our existing facilities, and we believe that the current facilities will be suitable for our needs for the next 12 months, or that additional space will be available on commercially reasonable terms, if necessary.

ITEM 3. LEGAL

     We are a party to lawsuits in the normal course of our business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, we are not a party to any other material legal proceedings.

  Securities Class Actions

     Beginning on February 2, 2001, a number of securities class action complaints were filed against us, certain of our current and former officers and directors and our independent accountants in the United States District Court for the Northern District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased our common stock during a purported class period; the alleged class periods vary among the complaints and are in the process of being consolidated into a single action. The complaints generally allege that, in differing periods from April 2000 to February 1, 2001, we and other named the defendants made false or misleading statements of material fact about our financial statements, including our revenues, revenue recognition policies, business operations and prospects for the year

2000 and beyond. The complaints seek an unspecified amount in damages on behalf of persons who purchased Critical Path stock during certain periods.

  Derivative Actions

     Beginning on February 5, 2001, we have been named as a nominal defendant in a number of derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California. The derivative complaints allege that certain of our current and former officers and directors breached their fiduciary duties to us, engaged in abuses of their control of us, were unjustly enriched by their sales of our common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. The plaintiffs seek unspecified damages on our behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to our benefit.

  SEC Investigation

     In February 2001, the Securities and Exchange Commission issued a formal order of investigation of Critical Path and certain unidentified individuals associated with Critical Path with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in our securities. While we do not know the current status of the investigation or any possible actions that may be taken against us as a result, any SEC action against us could harm our business.

     The uncertainty associated with substantial unresolved lawsuits and the SEC investigation could seriously harm our business and financial condition. In particular, the lawsuits or the investigation could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits and conduct of the investigation could also result in the diversion of our management's time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits or the investigation could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits or the investigation by settlement or otherwise, the size of any such payment could seriously harm our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "CPTH" since March 29, 1999. The following table presents, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

                                                               HIGH       LOW
                                                              -------    ------
YEAR ENDED DECEMBER 31, 1999
  First Quarter (from March 29, 1999 to March 31, 1999).....  $ 77.00    $65.88
  Second Quarter (from April 1, 1999 to June 30, 1999)......  $134.88    $36.88
  Third Quarter (from July 1, 1999 to September 30, 1999)...  $ 53.88    $30.94
  Fourth Quarter (from October 1, 1999 to December 31,
     1999)..................................................  $ 94.38    $35.06
YEAR ENDED DECEMBER 31, 2000
  First Quarter (from January 1, 2000 to March 31, 2000)....  $119.50    $60.00
  Second Quarter (from April 1, 2000 to June 30, 2000)......  $ 87.00    $26.00
  Third Quarter (from July 1, 2000 to September 30, 2000)...  $ 79.38    $46.13
  Fourth Quarter (from October 1, 2000 to December 31,
     2000)..................................................  $ 59.75    $19.38

     As of March 15, 2001, there were approximately 1,265 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

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

RECENT SALES OF UNREGISTERED SECURITIES

1. On September 26, 2000, in connection with the acquisition of all of the outstanding capital stock of PeerLogic Inc., we issued 6,120,000 shares of common stock to the former shareholders of PeerLogic. The securities issued were exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(10) thereof. The terms and conditions of the share exchange were approved by the Commissioner of Corporations of the State of California after a public hearing upon the fairness of such terms and conditions.

2. On June 26, 2000, in connection with the acquisition of all of the outstanding capital stock of Netmosphere, Inc., we issued 1,007,835 shares of common stock to the former shareholders of Netmosphere. The securities issued were exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(10) thereof. The terms and conditions of the share exchange were approved by the Commissioner of Corporations of the State of California after a public hearing upon the fairness of such terms and conditions.

3. On March 30, 2000, in connection with the acquisition of all of the outstanding capital stock of RemarQ Communities, Inc., we issued 3,868,450 shares of common stock to the former shareholders of RemarQ. The securities issued were exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(10) thereof. The terms and conditions of the share exchange were approved by the Commissioner of Corporations of the State of California after a public hearing upon the fairness of such terms and conditions.

4. On March 30, 2000, we issued $300.0 million of 5.75% Convertible Subordinated Notes due April 2005 to qualified institutional buyers within the meaning of Rule 144A under the Securities Act. The Notes are subject to a conversion rate of 9.8546 shares per $1,000 principal amount and may be converted into approximately 2,956,000 shares of Critical Path common stock, subject to adjustment in certain circumstances. We issued the Notes in reliance on the exemptions from the registration requirements of the Securities Act provided in Section 4(2) thereof and Rule 144A promulgated thereunder.

5. On March 8, 2000, in connection with the acquisition of all of the outstanding capital stock of The docSpace Company, we issued one share of special voting stock to Montreal Trust Company of Canada as exchange agent for the former Canadian shareholders of docSpace. In addition, we agreed to issue from time to time an aggregate of 3,805,820 shares of Critical Path common stock to the former shareholders of docSpace. This transaction was made in reliance on the exemption from the registration requirements of the Securities Act provided in Section 4(2) thereof.

ITEM 6. SELECTED FINANCIAL DATA

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The selected consolidated balance sheet data as of December 31, 1997, 1998, 1999 and 2000, and the selected consolidated statement of operations data for the period from February 19, 1997 (our inception) to December 31, 1997, and during the years ended December 31, 1998, 1999 and 2000, have been derived from our Consolidated Financial Statements. The data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this document.

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                      1997       1998       1999         2000
                                                     -------   --------   ---------   -----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues.......................................  $    --   $    897   $  16,157   $   135,653
Gross profit (loss)................................       --     (1,449)     (5,400)       13,732
Operating expenses(1)..............................   (1,056)    (9,999)   (117,850)   (1,831,449)
Loss from operations...............................   (1,056)   (11,448)   (123,250)   (1,817,717)
Non-operating income (expense), net................      (18)       (13)      6,309       (28,235)
Loss before income taxes...........................   (1,074)   (11,461)   (116,941)   (1,845,952)
Provision for income taxes.........................       --         --          --        (6,513)
                                                     -------   --------   ---------   -----------
Net loss...........................................  $(1,074)  $(11,461)  $(116,941)  $(1,852,465)
                                                     =======   ========   =========   ===========
Net loss per share -- basic and diluted............  $ (0.54)  $  (2.94)  $   (3.93)  $    (30.67)
                                                     =======   ========   =========   ===========
Weighted average shares -- basic and
  diluted..........................................    1,994      3,899      29,770        60,399
                                                     =======   ========   =========   ===========

                                                                   AT DECEMBER 31,
                                                     --------------------------------------------
                                                      1997       1998       1999         2000
                                                     -------   --------   ---------   -----------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..........................  $     1   $ 14,791   $  75,932   $   216,542
Working capital (deficit)..........................   (1,524)    12,524      76,060       186,777
Total assets.......................................      550     20,663     673,805       450,855
Convertible subordinated notes payable.............       --         --          --       300,000
Capital lease and other obligations, long-term.....       42      2,454       5,669         4,687
Shareholders' equity (deficit).....................   (1,021)    15,358     616,992        66,349

(1) Operating expenses for the year ended December 31, 2000, include a $1.31 billion charge related to impairment of intangible assets including the deferred costs associated with its ICQ and Qwest relationships (see Note 9 of Notes to Consolidated Financial Statements -- Intangible Assets).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Critical Path, Inc. appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in these forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, difficulties of forecasting future results due to our limited operating history, evolving business strategy and the emerging nature of the market for our products and services, pending litigation and SEC investigation, turnover of senior management and other key personnel, difficulties of integrating acquired businesses, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, risks associated with our international operations, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and those discussed in "Additional Factors That May Affect Future Operating Results" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. We have no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

OVERVIEW

     Critical Path, Inc. is a leading global provider of Internet messaging infrastructure products and services. We provide solutions to manage the flow of mission-critical information through an integrated portfolio of messaging, directory, and security solutions. Our technology provides the messaging infrastructure that fuels customers' new and existing eBusiness initiatives.

     Critical Path was founded in 1997 and is headquartered in San Francisco, with offices worldwide. From inception through 1999, our primary source of revenue came from service fees related to hosted messaging. Through a series of acquisitions during 1999 and 2000, we expanded our product offerings to include a wide range of messaging and collaboration licensed products and services. In total, we acquired ten companies, all of which were accounted for using the purchase method of accounting (see Note 2 of Notes to Consolidated Financial Statements -- Acquisitions).

     1999 ACQUISITIONS. On May 26, 1999, we acquired substantially all the operating assets of the Connect Service business of Fabrik Communications, including the ongoing business operations as well as nearly 500 customer relationships for a total purchase price of approximately $20.1 million. On July 21, 1999, we acquired dotOne Corporation, a corporate email messaging service provider for a total purchase price of approximately $57.0 million. On August 31, 1999, we acquired Amplitude Software Corporation, a provider of business-to-business Internet calendaring and resource scheduling solutions for a total purchase price of approximately $214.4 million. On November 24, 1999, we acquired Xeti, Inc., a developer of standards-based public key infrastructure solutions for a total purchase price of approximately $23.8 million. On December 6, 1999, we acquired FaxNet Corporation, a outsource supplier of carrier-class enhanced fax and integrated messaging solutions for a total purchase price of approximately $187.6 million.

     2000 ACQUISITIONS. On January 19, 2000, we acquired ISOCOR Corporation, a supplier of Internet messaging, directory and meta-directory software solutions for a total purchase price of approximately $277.4 million. On March 8, 2000, we acquired The docSpace Company, a provider of web-based services for secure file delivery, storage and collaboration for a total purchase price of approximately $258.0 million. On March 30, 2000, we acquired RemarQ Communities, Inc., a provider of Internet collaboration services for corporations, web portals and Internet service providers for a total purchase price of approximately $267.6 million. On June 26, 2000, we acquired Netmosphere, Inc., a provider of e-Business solutions for project collaboration and communications for a total purchase price of approximately $41.3 million. On September 26, 2000, we acquired PeerLogic, Inc., a provider of directory and enterprise application integration software for a total purchase price of approximately $445.1 million.

     We are currently evaluating our various products, services, facilities and the business plan under which we are operating. As part of this evaluation, we are reviewing the products and services we sell to customers, the locations in which we operate, and the manner in which we go to market with our core product and service offerings. Many alternatives are currently being considered but as of the current date no decisions have been made. Ultimately, we may decide to continue to operate as we do today, sustain certain products and services where customer commitments prevent us from eliminating the offering all together, or eliminate the offering through termination, sale or other disposition. The results of these decisions will likely vary, depending on the product or service offering being considered and the decision that is ultimately made. If a decision is made to eliminate any product or service, it will most likely involve the receipt or outlay of capital, realization of gains or losses, a reduction in workforce, facility consolidation, and the elimination of revenue streams and any related costs.

     We currently have offices in Argentina, Brazil, Canada, Denmark, France, Germany, Ireland, Italy, Malaysia, Sweden, Switzerland, the United Kingdom, and several cities throughout the United States.

     We have incurred significant losses since our inception, and as of December 31, 2000, had an accumulated deficit of approximately $2.0 billion, inclusive of a $1.31 billion charge for impairment of certain long-lived assets recorded in the fourth quarter of 2000. We intend to continue to invest in sales and marketing, continued development of our network infrastructure, and continued technology enhancements. We expect to continue to incur substantial operating losses for the foreseeable future.

     In view of the rapidly evolving nature of our business, recent acquisitions, and limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At December 31, 2000, we had 1,041 employees, in comparison with 488 employees at December 31, 1999 and 93 employees at December 31, 1998. We do not believe that our historical growth rates for revenue, expenses, or personnel are indicative of future results.

RESULTS OF OPERATIONS

     On February 2, 2001, we issued a press release announcing that we believed that our previously announced unaudited financial results for the fourth quarter of 2000 may have been materially misstated, that the Board of Directors had formed a special committee to conduct an investigation into the matter, and that our president and vice president of worldwide sales had been placed on administrative leave related to the matter. On February 15, 2001, we announced that, based on the preliminary results of the investigation being conducted, we would revise our previously announced unaudited financial results for the fourth quarter of 2000 and were reviewing certain specific transactions that were reported as revenue during the third quarter of 2000. During February and March 2001, the investigation by the special committee of the Board of Directors was completed, we completed our internal review, and our auditors completed the annual audit. As a result, our financial results for certain periods within the year 2000 were materially restated or revised (see Note 22 of Notes to Consolidated Financial Statements -- Quarterly Financial Data (Unaudited)).

The following table presents the historical results of Critical Path's operations during 1998, 1999 and 2000 and the relative composition of net revenues and selected statement of operations data as a percentage of net revenues during 1998, 1999 and 2000.

                                                                              AS A PERCENTAGE
                                                                                OF TOTAL NET
                                                                                  REVENUES
                                                                             ------------------
        YEAR ENDED DECEMBER 31            1998       1999         2000       1998   1999   2000
        ----------------------          --------   ---------   -----------   ----   ----   ----
(IN THOUSANDS)
Net revenues
  License.............................  $     --   $      --   $    51,607      0%    0%    38%
  Service.............................       897      16,157        84,046    100   100     62
                                        --------   ---------   -----------   ----   ---    ---
          Total net revenues..........       897      16,157       135,653    100   100    100
                                        --------   ---------   -----------   ----   ---    ---

                                                                                AS A PERCENTAGE
                                                                                 OF RELATED NET
                                                                                       REVENUES
                                                                             ------------------
Cost of net revenues
  License.............................        --          --         2,731      0%    0%     5%
  Service.............................     2,153      16,505        73,109    240   102     87
  Amortization of purchased
     technology.......................        --          --        18,140
  Acquisition-related retention
     bonuses..........................        --         520         1,040
  Stock-based expenses................       193       4,532         1,586
  Impairment of long-lived assets.....        --          --        25,315
                                        --------   ---------   -----------   ----   ---    ---
          Total cost of net
            revenues..................     2,346      21,557       121,921    262   133     90
                                        --------   ---------   -----------   ----   ---    ---
Gross profit (loss)...................    (1,449)     (5,400)       13,732   (162)  (33)    10
                                        --------   ---------   -----------   ----   ---    ---

                                                                                AS A PERCENTAGE
                                                                                   OF TOTAL NET
                                                                                       REVENUES
                                                                             ------------------
Operating expenses
  Sales and marketing.................     1,687      13,811        66,125    188%   85%    49%
  Research and development............     2,098       7,682        31,022    234    48     23
  General and administrative..........     3,814      14,051        30,444    425    87     22
  Amortization of intangible assets...        --      32,259       355,868
  Acquisition-related retention
     bonuses..........................        --       3,587         8,294
  Stock-based expenses................     2,400      46,460        47,151
  Acquired in-process research and
     development......................        --          --         3,700
  Employee severance expenses.........        --          --         6,695
  Impairment of long-lived assets.....        --          --     1,282,150
                                        --------   ---------   -----------
          Total operating expenses....     9,999     117,850     1,831,449
                                        --------   ---------   -----------
Loss from operations..................   (11,448)   (123,250)   (1,817,717)
Interest and other income, net........       375       7,061        12,970
Interest expense......................      (388)       (752)      (15,948)
Equity in net loss of joint venture...        --          --        (1,019)
Minority interest in net income of
  consolidated subsidiary.............        --          --          (649)
Loss on investments...................        --          --       (23,589)
                                        --------   ---------   -----------
Loss before income taxes..............   (11,461)   (116,941)   (1,845,952)
Provision for income taxes............        --          --        (6,513)
                                        --------   ---------   -----------
Net loss..............................  $(11,461)  $(116,941)  $(1,852,465)
                                        ========   =========   ===========

  Net Revenues

     We derive most of our revenues through the sale of our Internet messaging infrastructure solutions. These solutions include both licensed software products and hosted messaging and collaboration services. In addition, we receive revenues from professional services and post-contract customer support. Agreements with some of our customers require minimum performance standards regarding the availability and response time of our messaging services. If we fail to meet these standards, customers could terminate their relationships and we could be subject to contractual monetary penalties.

     License revenue is derived from perpetual and term licenses for our messaging, directory, collaborative and enterprise application integration technologies. License revenues are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software to the customer has occurred and the collection of a fixed or determinable license fee is considered probable.

     Service revenue is derived from hosted services, professional services and post-contract customer support. Hosted services relate to fees for our hosted messaging and collaboration services. These are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a ratable monthly basis over the term of the contract beginning with the month in which service delivery starts. Amounts billed or received in advance of service delivery, including but not limited to branding and set-up fees, are initially deferred and subsequently recognized on a ratable monthly basis over the term of the contract beginning with the month in which service delivery starts. Professional services revenue is derived from fees primarily related to training, installation and configuration services. The associated revenues are recognized in the period in which the services are performed. Customer support revenue is derived from fees related to post-contract customer support agreements associated with software product licenses. These fees are recognized ratably over the term of the support contract, generally one year.

     License. We recognized $51.6 million in license revenues during 2000, as compared to insignificant license revenues in 1999 and none in 1998. This significant increase over 1999 and 1998 was attributed to the introduction of our insource product offerings related to messaging, directory and meta-directory as a result of our acquisitions of Amplitude, ISOCOR, and PeerLogic. In addition, during 2000 we experienced an increase in demand for our messaging, directory, and meta-directory applications.

     Service. We recognized $84.0 million in service revenues during 2000, as compared to $16.2 million in 1999 and approximately $897,000 during 1998. We experienced significant increases in 2000, over the 1999 and 1998 service revenue levels as a result of the introduction of new product offerings, additional post-contract customer support agreements and an increase in our professional services, each of which is primarily attributable to our numerous acquisitions, specifically Amplitude, ISOCOR, RemarQ, and PeerLogic. Additionally, we experienced penetration into the hosted messaging services market, and have experienced increases in the number of email boxes hosted, including enterprise customers, and increased demand for our value-added outsourced services.

     Critical Path's international operations accounted for approximately 38% of net revenues during 2000. Revenues from international operations were insignificant in 1999 and 1998. This significant increase in international revenues related primarily to the acquisition of ISOCOR.

  Cost of Net Revenues

     License. Cost of net license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs, and third-party royalties. This significant increase in 2000 over 1999 and 1998 levels was attributed to the introduction of new product offerings related to messaging, directory and meta-directory, as a result of our numerous acquisitions in 1999 and 2000, specifically, the acquisitions of Amplitude, ISOCOR, and PeerLogic.

     Service. Cost of net service revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, customer support functions and professional services including custom engineering, installation and training services for both hosted and licensed solutions, and other direct and allocated indirect costs. We added 15 new hosted messaging clusters to our data centers during 2000, expanding the capacity of our hosting network to manage current customer requirements and future growth. Additional costs were incurred during 2000 to add technology platforms for new service offerings. As a result of these significant acquisitions of equipment and related support and professional services resources, depreciation and other costs during 2000 increased substantially in comparison with 1999 and 1998.

     Cost of net service revenues also was impacted by the increased compensation and other personnel costs resulting from the additional headcount added through our ten acquisitions completed during 1999 and 2000, and through our continued efforts to enhance our portfolio of product and service offerings. Operations, customer support, and professional services staff increased to 340 employees at December 31, 2000, from 174 employees at December 31, 1999, and 25 employees at December 31, 1998.

     During 2000, we recognized charges associated with amortization of acquired technology as a result of our various acquisitions. Additionally, we recognized charges related to acquisition-related retention bonuses during 1999 and 2000 and stock-based charges associated with employee stock options during 1998, 1999 and 2000.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Increases in marketing and promotional expenses, incentive compensation payments to sales personnel, and increases in compensation associated with additional headcount added through our ten acquisitions completed during 1999 and 2000, resulted in the increase in sales and marketing expenses. Sales and marketing staff increased to 305 employees at December 31, 2000, from 168 employees at December 31, 1999 and 30 employees at December 31, 1998, primarily through our acquisitions.

     Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. These significant increases from 1998 to 2000 resulted primarily from increased compensation and other personnel costs from the additional headcount added through our ten acquisitions completed during 1999 and 2000. Additionally, we increased headcount to continue to develop and enhance our portfolio of messaging, directory and security solutions. Research and development staff increased to 252 employees at December 31, 2000, from 94 employees at December 31, 1999, and 27 employees at December 31, 1998, primarily through our acquisitions.

     General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. These significant increases from 1998 to 2000, resulted primarily from increased compensation and other personnel costs associated with additional headcount added through our ten acquisitions completed during 1999 and 2000, and higher fees for outside professional services. General and administrative staff increased to 144 employees at December 31, 2000, from 52 employees at December 31, 1999, and 11 employees at December 31, 1998, primarily through our acquisitions.

  Amortization of Intangible Assets

     In connection with our 1999 and 2000 acquisitions, which were all accounted for using the purchase method of accounting, we recorded goodwill and other intangible assets, primarily including assembled workforce, customer base, and existing technology. There were no acquisitions in 1998. Based on the types of identifiable intangibles acquired in 2000, amortization expense of $18.1 million was allocated to cost of net revenues and amortization expense of $355.9 million was allocated to operating expenses. All amortization expense was allocated to operating expenses in 1999.

  Acquisition-Related Retention Bonuses

     In connection with the acquisitions of dotOne, Amplitude, Xeti, FaxNet, ISOCOR, and docSpace, we established various retention bonus programs that in the aggregate amounted to approximately $20.7 million in incentives for certain former employees of these companies to encourage their continued employment with Critical Path (see Note 3 of Notes to Consolidated Financial
Statements -- Acquisition-Related Retention Bonuses).

  Stock-Based Expenses

     Stock Options. We granted certain stock options with exercise prices below market value on the date of grant and issued certain common stock to employees, directors and advisors during 1999 and 1998. As a result, we recorded unearned compensation totaling $22.3 million in 1999 and $19.9 million in 1998. These amounts are being amortized over the vesting periods of the related options. In March 2001, in connection with an employee retention program, we granted options with exercise prices below market value on the date of grant to certain employees. This program will result in approximately $16.1 million in additional unearned compensation. We expect aggregate annual amortization related to unearned compensation of $19.4 million in 2001, $5.9 million in 2002, and $85,000 in 2003.

     During 2000, we also incurred stock-based charges of approximately $5.7 million in connection with certain severance agreements for terminated employees. Approximately, $3.4 million of this charge was included in employee severance expense in connection with our plan to reduce worldwide headcount and the remaining $2.3 million was included in stock-based expenses. During 1999, we incurred a stock-based charge of approximately $2.0 million in connection with a severance agreement for a terminated employee. This expense was charged to cost of net revenues based on the employee's function.

     Warrants. During 1999 and 2000, we issued warrants to purchase shares of our preferred and common stock pursuant to certain strategic agreements (see
Note 15 of Notes to Consolidated Financial Statements -- Shareholders' Equity). We believe that these warrant agreements could have a significant current and potential future impact on our results of operations.

     In January 1999, we entered into an agreement with ICQ, Inc., a subsidiary of AOL Time Warner, pursuant to which we provide email hosting services that are integrated with ICQ's instant messaging service provided to ICQ's customers. As part of the agreement, ICQ agreed to provide sub-branded advertising for Critical Path in exchange for a warrant to purchase 2,442,766 shares of Series B Preferred Stock, issuable upon attainment of each of five milestones. As of April 9, 2000, all five milestones had been attained and the final revised aggregate fair value of all vested warrants was $93.8 million, which is being amortized to advertising expense using the straight-line method over four years. Aggregate charges recorded to stock-based expenses were $19.5 million during 2000 and $27.4 million during 1999. There were no related stock-based expenses recorded during 1998. In connection with our review of our fourth quarter financial results, we recorded an impairment charge of $16.8 million (see Note 17 of Notes to Consolidated Financial Statements -- Impairment of Long-Lived Assets). The adjusted fair value at December 31, 2000, of approximately $30.1 million will be amortized over the remaining benefit period of three years.

     In October 1999, we entered into an agreement with Qwest Communications Corporation, a telecommunications company, pursuant to which we will provide email hosting services to Qwest's customers. As part of the agreement, Qwest agreed to provide sub-branded advertising for us in exchange for a warrant to purchase up to a maximum of 3,534,540 shares of common stock upon attainment of each of six milestones. In October 1999, the first of the six milestones had been attained and the final revised aggregate fair value of the vested warrants associated with the first milestone approximated $22.2 million, which is being amortized to advertising expense using the straight-line method over three years. None of the remaining milestones are considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones has not been recognized. Aggregate charges recorded to stock-based expenses were $7.4 million during 2000 and $1.5 million during 1999. In connection with our review of our fourth quarter financial results, we recorded an impairment charge of $4.8 million (see Note 17 of Notes to Consolidated

Financial Statements -- Impairment of Long-Lived Assets). The adjusted fair value at December 31, 2000, of approximately $8.6 million will be amortized over the remaining benefit period of two years.

     In December 1999, we entered into an agreement with Worldsport Network Ltd., the sole and exclusive provider of Internet solutions for the General Association of International Sports Federations or GAISF and a majority of the international federations it recognizes. Under the terms of the agreement, Worldsport offers Critical Path's web-based email and calendaring services to the entire GAISF network and its members. As part of the agreement, Worldsport agreed to provide sub-branded advertising for Critical Path in exchange for warrants to purchase up to a 1.25% equity interest in Critical Path on a fully diluted basis upon attainment of each of five milestones based on the number of email boxes for which Worldsport registers and provides sub-branding. The warrants are exercisable for five years after becoming vested. Any warrants not vested within five years of the date of the agreement will be cancelled. As of December 31, 2000, Worldsport had filed for bankruptcy and accordingly, none of the milestones were considered probable and no deferred compensation associated with these warrants was recognized.

     In December 1999, we entered into an agreement with one of our lessors, in connection with an office lease, pursuant to which the lessor is entitled to purchase up to a maximum of 25,000 shares of our common stock. The warrants may be exercised beginning January 1, 2000 through December 20, 2006 at a price of $90.00 per share. The warrants vest at the beginning of each month on a straight-line basis in the amount of 521 shares per month. The fair value of approximately $2.0 million is being amortized to general and administrative expenses using the straight-line method over 10 years. During 2000, $200,000 was charged to stock-based expense related to the vested warrants. No amounts were charged to stock-based expense related to the vested warrants during 1999.

     In January 2000, The docSpace Company entered into an agreement with a major telecommunications company ("Telco") pursuant to which docSpace would provide secure messaging services to the Telco's customers. As part of the agreement, Telco agreed to provide marketing, publicity, and promotional services to docSpace. As a result of the completion of our acquisition of docSpace, Critical Path assumed warrants that allowed Telco to purchase up to a maximum of 349,123 shares of Critical Path common stock upon attainment of each of three milestones. Subsequent to the acquisition, we entered into discussions with Telco to modify our relationship. Accordingly, we believe the vesting provisions of the proposed agreement will be modified to reflect the requirements of the new relationship. As of December 31, 2000, none of the vesting milestones of the original agreement had been attained; however, we believe that all shares underlying these warrants are probable of issuance. As a result, the shares underlying these milestones were remeasured, resulting in a revised fair value of the warrants of $9.6 million. As of December 31, 2000, no amounts had been recognized as stock-based expense related to these warrants. We expect that future changes in the trading price of our common stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based charges.

  Acquired In-Process Research and Development

     In connection with the acquisitions of ISOCOR and PeerLogic during 2000, we recognized $3.7 million representing the value attributable to acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. These values were determined by estimating the future net cash flows of the acquired in-process research and development over their respective estimated useful life and discounting the net cash flows back to their present value. No amounts were recognized resulting from acquired in-process research and development during 1999 and 1998.

  Employee Severance Expenses

     On July 19, 2000, we announced our plan to reduce our worldwide employee headcount by approximately 11%. This employee reduction plan was executed with the intent to realize various synergies gained through the nine acquisitions we completed in 1999 and the first half of 2000. During 2000, we recognized a charge for severance-related costs totaling approximately $6.6 million, composed of $3.2 million in cash charges and $3.4 million in stock-based compensation expense, resulting from the acceleration of certain employee stock options.

  Impairment of Long-Lived Assets

     As part of our review of our fourth quarter financial results, an impairment assessment of our long-lived assets was performed. The assessment was performed primarily due to the significant decline in our stock price, the net book value of assets significantly exceeding our market capitalization, the significant underperformance of certain acquisitions relative to projections, the overall decline of growth rates in the industry, and our lower fourth quarter 2000 and projected 2001 operating results compared to earlier forecasts. As a result, we recorded a $1.3 billion impairment charge to reduce goodwill and other intangible assets and deferred costs associated with our ICQ and Qwest relationships in the fourth quarter of 2000 to their estimated fair values. The estimates of their fair values were based upon our estimated discounted cash flows for the succeeding three years using a discount rate of 25% and an estimated terminal value. The assumptions supporting the cash flows, including the discount rate and estimated terminal value, were determined using management's best estimates. The discount rate was primarily based upon the weighted average cost of capital for comparable companies. The remaining goodwill and identifiable intangibles balance of approximately $77.3 million will be amortized over the remaining useful lives, which approximates two years. These remaining identifiable intangible assets primarily relate to existing technology for some of the licensed products we acquired in 2000 and certain amounts related to assembled work forces acquired in 1999 and 2000. The aggregate adjusted fair value at December 31, 2000, relative to the ICQ and Qwest warrants, approximates $38.7 million and will be amortized over the remaining relative benefit periods of between two and three years.

  Interest and Other Income (Expense)

     Interest and other income (expense) consists primarily of interest earnings on cash and cash equivalents as well as net realized gains (losses) on foreign exchange transactions. We completed private placements of equity securities in April 1998, September 1998, and January 1999, and we completed public offerings of common stock in April 1999 and June 1999. In addition, on March 30, 2000, we issued $300.0 million of five-year, 5.75% Convertible Subordinated Notes due April 1, 2005. As a result, interest income increased significantly during the latter half of 1999 and into 2000, in comparison with early 1999, due to higher cash balances available for investing. During 2000, we recognized a net loss from foreign currency transactions associated with our international operations in the amount of $280,000. Foreign currency transaction gain or loss were insignificant during 1999 and 1998.

  Interest Expense

     Interest expense consists primarily of the interest and amortization of related issuance costs related to the Convertible Subordinated Notes we issued in March 2000, the amortization of related issuance costs and interest on certain capital leases. We incurred approximately $13.0 million in interest expense on the Convertible Subordinated Notes, and approximately $1.6 million related to amortization of debt issuance costs in 2000. Interest on capital leases and other long-term obligations amounted to approximately $1.3 million during 2000, $688,000 during 1999, and $227,000 during 1998. Additionally, amortization of stock-based charges associated with warrants issued in connection with various of our financings in 1998 and 1999, amounted to $64,000 during 2000, $64,000 during 1999 and $161,000 during 1998.

  Equity in Net Loss of Critical Path Pacific

     In June 2000, we established a joint venture, Critical Path Pacific, with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. We invested $7.5 million and hold a 40% ownership interest in the joint venture. This investment is being accounted for using the equity method. During 2000, we recorded equity in net loss of joint venture of approximately $1.0 million.

  Minority Interest in Net Income of Consolidated Subsidiary

     As of December 31, 2000, we owned a 72.87% interest in CP Italia, a consolidated subsidiary, which was acquired in connection with the acquisition of ISOCOR. For 2000, the minority interest in net income of CP Italia amounted to $649,000. In March 2001, in connection with our agreement to purchase the remaining minority interest, we acquired the outstanding 27.13% interest in CP Italia for approximately $4.2 million.

  Loss on Investments

     During 2000, we determined that certain of our investments were permanently impaired and recorded write downs of $23.6 million, consisting of $2.6 million in investments in marketable securities and $21.0 million in investments in non-marketable securities (see Note 7 of Notes to Consolidated Financial Statements -- Investments).

  Provision for Income Taxes

     No current provision or benefit for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization. We recognized a provision for foreign income taxes during 2000 as certain of our European operations generated income taxable in certain European jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     During 2000 and 1999, we invested our cash primarily in money market funds and other highly liquid securities with maturities of less than 90 days with the intent to make such funds readily available for operating purposes. Beginning in 2001, we have begun investing a portion of our cash in high grade, low risk investments with an average maturity of 12 months. As of December 31, 2000, our cash balance was $216.5 million and our working capital amounted to approximately $186.8 million.

     We used cash to fund operating activities during 2000 primarily due to our net loss adjusted for non-cash charges, severance expense and acquisition-related retention bonus payments. These disbursements related primarily to compensation for our employees. In addition, we used cash to fund various other operating costs, which are identified in the Results of Operations portion of this section. During 1999, we used cash to fund operating activities, primarily related to compensation for our employees. The large increase in cash used in operations from 1999 to 2000 was predominantly caused by the increase in employees and facilities resulting from our numerous acquisitions and to a lesser extent the operating costs of the new products and services acquired.

     We used cash in investing activities during 2000 to purchase property, equipment and other capital expenditures and to fund certain strategic acquisitions and investments. The significant outlay in capital expenditures during 2000 was primarily related to installation of additional network infrastructure equipment in our data centers, licenses of new software platforms, and purchases of furniture and equipment for new employees. During 2000, we completed our acquisitions of ISOCOR, docSpace, RemarQ, Netmosphere, and PeerLogic, and as a result, expended a significant amount of capital. In addition, we made several strategic investments in private entities and an initial capital contribution to fund our interest in the Critical Path Pacific joint venture. We advanced funds to certain employees pursuant to promissory notes. These uses of cash were offset by the repayment of a previous advance to a private company pursuant to a promissory note and certain of the employee notes. During 1999, we disbursed capital to purchase property and equipment, expended significant capital related to our 1999 acquisitions, advanced funds to obtain equity positions in strategic partners, and issued notes to certain employees and officers.

     We received cash proceeds from financing activities during 2000 from the sale of $300.0 million in convertible subordinated notes, as well as from the exercise of employee stock options and the purchase of stock under our employee stock purchase plan. These cash proceeds were partially offset by a payment to retire a note payable assumed in the PeerLogic acquisition and payments to retire principal on capital lease obligations. During 1999, we received cash proceeds from the sale of our preferred stock, the closing of our initial public offering of common stock, and closing of our follow-on offering of common stock. These increases in cash in 1999 were offset by a payment to retire principal on capital lease obligations and the purchase of treasury stock.

  Liquidity

     Since inception, we have incurred substantial costs as a result of the rapid expansion of our product offerings and network infrastructure during 1999 and 2000. We continue to face significant risks associated with successful execution of our business strategy. These risks include, but are not limited to, technology and product development, introduction and market acceptance of new products and services, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace, retention of key personnel, and pending litigation.

     We require sufficient capital to implement our strategy, to adequately address the appropriate target markets, generate sales demand for our current and planned future products and services. In addition, our liquidity could be adversely impacted by the litigation referred to in Note 13 of Notes to Consolidated Financial Statements -- Commitments and Contingencies, although we believe the litigation will not have a material adverse impact on working capital through the end of 2001.

     We believe, based on the available cash balances, we have sufficient cash resources to fund operations through at least the end of 2001. On a long-term basis, however, we may require additional financing. There can be no assurance, however, that such financing would be available when needed, if at all, or on favorable terms and conditions.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

WE HAVE A HISTORY OF LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

     As of December 31, 2000, we had an accumulated deficit, including other comprehensive income, of approximately $2.0 billion. We have not achieved profitability in any period, and expect to continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. We expect that our operating expenses will increase as we continue to spend resources on building our business and that this increase may have a negative effect on operating results and financial condition in the near term.

     We have spent heavily on technology and infrastructure development. We may continue to spend substantial financial and other resources to develop and introduce new end-to-end Internet messaging infrastructure products and services, and improve our sales and marketing organizations, strategic relationships and operating infrastructure. In addition, in future periods we will continue to incur significant non-cash charges related to the ten acquisitions we completed in 1999 and 2000 and stock-based compensation. We expect that our cost of revenues, sales and marketing expenses, general and administrative expenses, operations and customer support expenses, and depreciation and amortization expenses could continue to increase in absolute dollars and may increase as a percent of revenues. If revenues do not correspondingly increase, our operating results and financial condition could be harmed. Should we continue to incur net losses in future periods, we may not be able to retain employees, fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We may never obtain sufficient revenues to achieve profitability. If we do achieve profitability, we may not sustain or increase profitability in the future. This may, in turn, cause our stock price to decline.

DUE TO OUR LIMITED OPERATING HISTORY, EVOLVING BUSINESS STRATEGY AND THE EMERGING NATURE OF THE INTERNET MESSAGING INFRASTRUCTURE MARKET, FUTURE REVENUES ARE UNPREDICTABLE, AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

     We cannot accurately forecast our revenues as a result of our limited operating history, evolving business strategy and the emerging nature of the Internet messaging infrastructure market. Forecasting is further complicated by rapid changes in our business due to the ten acquisitions we completed in 1999 and 2000, as well as a related increase in license revenues as a percentage of total revenues from an insignificant percentage in 1999 to 38% in 2000. Our revenues could fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

     - Continued growth of the Internet in general and the use of messaging infrastructure products and services in particular;

     - Demand for outsourced messaging services;

     - Demand for licensing of messaging, directory, and other products;

     - Our ability to attract and retain customers and maintain customer satisfaction;

     - Our ability to attract and retain qualified personnel with Internet industry expertise, particularly sales and marketing personnel;

     - The reaction of our customers and potential customers to our ongoing integration of acquired businesses;

     - Our ability to upgrade, develop and maintain our systems and infrastructure;

     - The budgeting cycles of our customers and potential customers;

     - The amount and timing of operating costs and capital expenditures relating to expansion of business and infrastructure;

     - Our ability to effectively respond to the rapid technology change of the Internet messaging infrastructure market;

     - Technical difficulties or system outages; and

     - The announcement or introduction of new or enhanced services by competitors.

     In addition to the factors set forth above, operating results will be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, we have incurred and expect to continue to incur substantial non-cash charges associated with the grant of stock options to employees and non-employees and the grant of warrants to our customers and other parties with which we have commercial relationships. These grants of options and warrants also may be dilutive to existing shareholders.

     Our operating results also could be impacted by a decision to eliminate a product or service offering through termination, sale or other disposition or to sustain certain products and services at a minimum level where customer commitments prevent us from eliminating the offering altogether. We are currently evaluating our various products, services, facilities and the business plan under which we are operating, and each of the foregoing alternatives is under consideration. Any decision to eliminate or limit our offering of a product or service could involve the expenditure of capital, the realization of losses, a reduction in workforce, facility consolidation, and/or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

     As a result of the foregoing, period-to-period comparisons of operating results are not a good indication of future performance. It is likely that operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to decline.

PENDING LITIGATION COULD SERIOUSLY HARM OUR BUSINESS.

     Since February 2001, various of our shareholders have filed separate lawsuits against us, our independent accountants and certain of our current and former officers and directors. The uncertainty associated with substantial unresolved lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits also could result in the diversion of our management's time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payment could seriously harm our financial condition. Most of the lawsuits could have been filed as purported class actions by persons who claim that they purchased our common stock during a purported class period. The complaints generally allege that we and the other named defendants made false or misleading statements of material fact about our financial statements, including our revenues, revenue recognition practices, business operations and prospects for the year 2000 and beyond. The complaints, in general, do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside any financial reserves relating to potential damages associated with any of these lawsuits.

LIMITATIONS OF OUR DIRECTOR AND OFFICER LIABILITY INSURANCE MAY HARM OUR
BUSINESS.

     Our liability insurance for actions taken by officers and directors during the period from March 1999 to March 2001, the period during which events related to securities class action lawsuits against us and certain of our current and former executive officers are alleged to have occurred, provide only limited liability protection. If these policies do not adequately cover our expenses related to those lawsuits, our business and financial condition could be seriously harmed.

     Under California law, in connection with our charter documents and indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings.

THE PENDING SECURITIES AND EXCHANGE COMMISSION INVESTIGATION COULD HARM OUR BUSINESS.

     In February 2001, the Securities and Exchange Commission, or SEC, issued a formal order of investigation of us and certain unidentified individuals associated with us. The investigation relates to non-specified accounting matters, financial reports, other public disclosures and trading activity in our stock. While we do not know the current status of the investigation or any possible actions that may be taken against us as a result, any negative developments with respect to the investigation or any SEC action against us could harm our business and cause our stock price to decline significantly.

WE HAVE EXPERIENCED AND MAY CONTINUE TO EXPERIENCE TURNOVER OF SENIOR MANAGEMENT AND KEY PERSONNEL, WHICH COULD HARM OUR BUSINESS AND OPERATIONS.

     We are currently engaged in a search for a Chief Executive Officer. Our success depends on our ability to recruit and hire a Chief Executive Officer. If we are not able to successfully recruit a Chief Executive Officer our business will be seriously harmed. Additionally, the loss of the services of key personnel could harm our business results. Our success depends on our ability to recruit, retain and motivate highly skilled sales and marketing, operational, technical and managerial personnel. Competition for these people is intense, and we may not be able to successfully recruit, train or retain qualified personnel.

     In February 2001, we announced a series of changes in Critical Path management. David Hayden, our Chairman and a founder, was appointed our Executive Chairman of the Board of Directors and asked to take a greater role in the day-to-day operations of the company. A search for a new chief executive officer currently is ongoing, following the resignation of Doug Hickey from his position as Chief Executive Officer. Diana Whitehead, formerly our Vice President of Engineering and Operations, was promoted to President, following David Thatcher's resignation from Critical Path. Additionally, Mari Tangredi, formerly our Vice President of Corporate Development, has been named Executive Vice President of Business Development, Sales and Professional Services, following William Rinehart's resignation from Critical Path. It is possible that this high turnover at our senior management levels will continue and that other senior executive officers also will resign. Additionally, our management team has not worked together for a significant length of time and may not be able to work together effectively to successfully implement our strategy. If the management team is unable to accomplish our business objectives, our ability to grow our business could be severely impaired.

     We do not have long-term employment agreements with any of our executive officers and key personnel. In addition, we do not maintain key person life insurance on our employees and have no plans to do so. The loss of the services of one or more of our current senior executive officers or key personnel could harm our business and affect our ability to successfully implement our business objectives.

WE WILL FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY CONTINUING THE INTEGRATION OF ANY BUSINESSES WE HAVE ACQUIRED.

     Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. The integration of businesses that we have acquired into our business has been and will continue to be a complex, time consuming and expensive process, which may disrupt our business if not completed in a timely and efficient manner. We must operate as a combined organization utilizing, common information and communication systems, operating procedures, financial controls and human resources practices to be successful. In particular, we are currently evaluating, upgrading or replacing our financial information systems and establishing uniformity among the systems of the acquired businesses. We may encounter substantial difficulties, costs and delays involved in integrating the operations of our subsidiaries, including:

     - potential incompatibility of business cultures;

     - perceived adverse changes in business focus; and

     - potential failure in effectively managing our rapid growth in personnel.

     Consequently, we may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. We also cannot guarantee that these acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we are not successful in integrating acquired businesses or if expected earnings or synergies do not materialize, we could be forced to attempt to resell or cease operations of acquired businesses. In either event, we would likely incur significant expenses as well as non-cash charges to write-off acquired assets, which could seriously harm our financial condition and operating results. In this regard, in the fourth quarter of 2000, we incurred a $1.29 billion impairment charge to reduce the value of goodwill and other intangible assets related to the ten acquisitions we completed in 1999 and 2000 (see Note 22 of the Notes to Consolidated Financial Statements -- Quarterly Financial Data (Unaudited).

     Further, due in part to the significant underperformance of certain acquisitions relative to projections, we are currently reviewing the products and services we sell to customers, the locations in which we operate and the manner in which we go to market with our core product and service offerings. Ultimately, we may decide to eliminate certain acquired product or service offerings through termination, sale or other disposition or to sustain certain products and services at a minimum level where customer commitments prevent us from eliminating the offering altogether. Any decision to eliminate or limit our offering of an acquired product or service could involve the expenditure of capital, the realization of losses, a reduction in workforce, facility consolidation, and/or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

FURTHER ACQUISITIONS COULD RESULT IN DILUTION, OPERATING DIFFICULTIES AND OTHER CONSEQUENCES.

     Since January 1999, we have completed the acquisition of ten companies for an aggregate consideration consisting of cash, common stock and the assumption of stock options and warrants totaling approximately $1.8 billion. We may continue to acquire or invest in additional businesses, products, services and technologies that complement or augment our products and services offerings and customer base. We cannot guarantee that we will not engage in discussions with companies regarding strategic acquisitions, investments or partnerships. We would expect to pay for acquisitions or investments by issuing additional common stock, which would dilute current shareholders, or by using cash. In connection with an acquisition or investment, it may be necessary for us to raise additional funds through public or private financings. We cannot assure you that we will be able to raise additional funds at any particular point in the future or on favorable terms. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would materially increase operating expenses.

IF WE FAIL TO IMPROVE SALES AND MARKETING ACTIVITIES, WE MAY BE UNABLE TO IMPROVE OUR BUSINESS.

     Our ability to increase revenues will depend on our ability to successfully recruit, train and retain sales and marketing personnel. Competition for qualified personnel is intense and we may not be able to hire and retain personnel with relevant experience. The complexity and implementation of our Internet messaging infrastructure products and services require highly trained sales and marketing personnel to educate prospective customers regarding the use and benefits of our services. Current and prospective customers, in turn, must be able to educate their end-users. Any delays or difficulties encountered in our staffing efforts would impair our ability to attract new customers and enhance our relationships with existing customers. This in turn would adversely impact the timing and extent of revenues. Because we have experienced high turnover in our sales force and the majority of our current sales and marketing personnel have recently joined us and have limited experience working together, our sales and marketing organizations may not be able to compete successfully against the sales and marketing organizations of our competitors. If we do not successfully operate our sales and marketing activities, our business could suffer and our stock price could decline.

OUR RESERVES MAY BE INSUFFICIENT TO COVER BILLS WE ARE UNABLE TO COLLECT.

     We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided them. In the past, we have experienced significant collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays. In particular, a portion of our customers are suffering from the general weakness in the economy and among technology companies in particular. Although we have established reserves that we believe are sufficient to cover losses due to delays in or inability to pay, there can be no assurance that such reserves will be sufficient to cover such losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN THE EXPANSION OF OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD SUFFER.

     During 2000, we expanded our international operations significantly. We derived 38% of our revenue from international sales in 2000 compared to an insignificant amount in 1999. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, including:

     - Difficulties and costs of staffing and managing international operations;

     - Fluctuations in currency exchange rates and imposition of currency exchange controls;

     - Differing technology standards;

     - Difficulties in collecting accounts receivable and longer collection periods;

     - Unexpected changes in regulatory requirements including U.S. export restrictions on encryption technologies;

     - Political and economic instability;

     - Potentially adverse tax consequences; and

     - Reduced protection for intellectual property rights in some countries.

     Any of these factors could harm our international operations and, consequently, our business and consolidated operating results. Specifically, failure to successfully manage international growth could result in higher operating costs than anticipated, or could delay or preclude altogether our ability to generate revenues in key international markets.

UNPLANNED SYSTEM INTERRUPTIONS AND CAPACITY CONSTRAINTS COULD REDUCE OUR ABILITY TO PROVIDE MESSAGING SERVICES AND COULD HARM OUR BUSINESS REPUTATION.

     Our customers have, in the past, experienced some interruptions in our messaging service. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, unsolicited bulk email, or "spam," attacks and operating system failures. Our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of systems or networks or reduce our ability to provide email services. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, our business and reputation could suffer dramatically.

     We have entered into messaging agreements with some customers that require minimum performance standards, including standards regarding the availability and response time of messaging services. If we fail to meet these standards, our customers could terminate their relationships with us and we could be subject to contractual monetary penalties.

UNKNOWN SOFTWARE DEFECTS COULD DISRUPT OUR SERVICES AND HARM OUR BUSINESS AND REPUTATION.

     Our software products are inherently complex. Additionally, our service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. We may not discover software defects in our products or that affect new or current services or enhancements until after they are deployed. Although we have not experienced any material software defects to date, it is possible that, despite testing, defects may occur in the software. These defects could cause service interruptions, which could damage our reputation or increase service costs, cause us to lose revenue, delay market acceptance or divert development resources, any of which could cause our business to suffer.

WE MAY NEED ADDITIONAL CAPITAL AND RAISING ADDITIONAL CAPITAL MAY DILUTE EXISTING SHAREHOLDERS.

     We believe that existing capital resources will enable us to maintain current and planned operations for at least the next twelve months. However, we may be required to raise additional funds due to unforeseen circumstances. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders.

THE TRADING PRICES AND VOLUMES OF OUR STOCK HAVE BEEN VOLATILE AND WE EXPECT THAT THIS VOLATILITY WILL CONTINUE.

     Our stock price and trading volumes have been highly volatile since our initial public offering on March 29, 1999. We expect that this volatility will continue in the future due to factors, including actual or anticipated fluctuations in results of operations and changes in or failure to meet market expectations. For example, in February 2001, after we announced a revision of our fourth quarter results of operations, our stock was suspended from trading on Nasdaq for a period of time, and subsequently the market price of our stock declined. In addition, the stock market itself is experiencing and may continue to experience significant price and volume fluctuations that have affected the market prices for the stocks of technology companies, particularly Internet companies. These broad market fluctuations may continue to result in a material decline in the market price of our common stock.

WE DEPEND ON STRATEGIC RELATIONSHIPS AND OTHER SALES CHANNELS AND THE LOSS OF CERTAIN STRATEGIC RELATIONSHIPS COULD HARM OUR BUSINESS AND OUR REVENUES.

     We depend on strategic relationships to expand distribution channels and to undertake joint service and product development and marketing efforts. Our ability to increase revenues depends upon marketing services and products through new and existing strategic relationships. We depend on a broad acceptance of Internet messaging infrastructure services on the part of potential partners and acceptance of our company as the supplier for these Internet messaging infrastructure services. We also depend on joint marketing and product development through strategic relationships to achieve market acceptance and brand recognition. If we lose any strategic relationships, fail to renew these agreements or relationships or fail to develop new strategic relationships, our business will suffer.

IF OUR SYSTEM SECURITY IS BREACHED, OUR BUSINESS AND REPUTATION COULD SUFFER.

     A fundamental requirement for online communications is the secure transmission of confidential information over public networks. Third parties may attempt to breach our security or that of our customers. If these attempts are successful, customers' confidential information, including customers' profiles, passwords, financial account information, credit card numbers or other personal information could be breached. We may be liable to our customers for any breach in security and a breach could harm our reputation. We rely on encryption technology licensed from third parties. Although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach. Failure to prevent security breaches may harm our business and operating results.

WE MAY NOT BE ABLE TO PROTECT INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

     We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with employees, customers and partners to protect proprietary rights. Despite these precautions, unauthorized third parties may infringe or copy portions of our services or reverse engineer or obtain and use information that we regard as proprietary. End user license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries.

     The status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We have several patents pending in the United States and may seek additional patents in the future. We do not know if the patent application or any future patent application will be issued with the scope of the claims sought, if at all, or whether any patents received will be challenged or invalidated. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology. Additionally, although we have not received notice of any other alleged patent infringement, we cannot be certain that our products do not infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products.

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

     Although we carry general liability and umbrella liability insurance, our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There also is a risk that single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Should either of these risks occur, capital contributed by our shareholders may need to be used to settle claims. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage could harm our reputation and business and operating results, or could result in the imposition of criminal penalties.

OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE IN CONTROL.

     Our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some of these provisions:

     - Authorize the issuance of preferred stock that can be created and issued by the board of directors without prior shareholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

     - Prohibit shareholder action by written consent; and

     - Establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by shareholders at a meeting.

     In March 2001, we adopted a shareholder rights plan or "poison pill." This plan could cause the acquisition of our company by a party not approved by our board of directors to be prohibitively expensive.

SUPPLEMENTAL PRO FORMA FINANCIAL DATA

     The following supplemental pro forma financial information presents Critical Path's condensed consolidated results of operations during 1998, 1999 and 2000, excluding the impact of certain special charges consisting of (i) amortization of intangible assets associated with purchase business combinations, (ii) accruals for employee retention bonuses associated with purchase business combinations, (iii) stock-based compensation associated with outstanding options and warrants, (iv) in-process research and development associated with purchase business combinations, (v) severance expense associated with workforce reductions, and (vi) impairment of long-lived assets. This supplemental presentation is for informational purposes, only, and is not intended to replace the consolidated operating results prepared and presented in accordance with generally accepted accounting principles.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1999       2000
                                                              -------   --------   --------
                                                                     (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues
  License...................................................  $    --   $     --   $ 51,607
  Service...................................................    1,128     16,263     84,046
                                                              -------   --------   --------
          Total net revenues................................    1,128     16,263    135,653
                                                              -------   --------   --------
Cost of net revenues
  License...................................................       --         --      2,731
  Service...................................................    2,153     16,505     73,109
                                                              -------   --------   --------
          Total cost of net revenues........................    2,153     16,505     75,840
                                                              -------   --------   --------
Gross profit (loss).........................................   (1,025)      (242)    59,813
                                                              -------   --------   --------
Operating expenses
  Sales and marketing.......................................    1,687     13,811     66,125
  Research and development..................................    2,098      7,682     31,022
  General and administrative................................    3,814     14,051     30,444
                                                              -------   --------   --------
          Total operating expenses..........................    7,599     35,544    127,591
                                                              -------   --------   --------
Loss from operations........................................   (8,624)   (35,786)   (67,778)
Interest and other income, net..............................      375      7,061     12,970
Interest expense............................................     (227)      (688)   (15,884)
Equity in net loss of joint venture.........................       --         --     (1,019)
Minority interest in net income of consolidated
  subsidiary................................................       --         --       (649)
                                                              -------   --------   --------
Loss before income taxes....................................   (8,476)   (29,413)   (72,360)
Provision for income taxes..................................       --         --     (6,513)
                                                              -------   --------   --------
Net loss....................................................  $(8,476)  $(29,413)  $(78,873)
                                                              =======   ========   ========
Net loss per share -- basic and diluted.....................  $ (2.17)  $  (0.99)  $  (1.31)
Weighted average shares -- basic and diluted................    3,899     29,770     60,399

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2000, the Company's investment portfolio consisted of available-for-sale securities, excluding those classified as cash equivalents, of $10.6 million (see Note 7 of Notes to Consolidated Financial
Statements -- Investments). These securities consist of strategic equity investments in corporate partners, certain of which are publicly traded and marketable and certain of which are privately held.

     These securities are subject to equity price risk. The Company has not attempted to reduce or eliminate its market exposure on these equity securities. During the fourth quarter of 2000, the Company determined that the impairment of certain of these investments was deemed to be other than temporary and recorded a write down of $23.6 million, consisting of $2.6 million in investments in marketable securities and $21.0 million in investments in non-marketable securities. For each 10% decline in market value of its available-for-sale equity securities from December 31, 2000, the Company's marketable securities would decline in value by $1.1 million.

     The Company's long-term obligations consist of the Company's $300.0 million five-year, 5.75% Convertible Subordinated Notes due April 2005, and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect the Company's long-term obligations or the Company's results of operations.

     We do not attempt to reduce or eliminate our market exposure on these securities.

     A significant portion of our worldwide operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rates fluctuations cannot be predicted adequately. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

     Information relating to quantitative and qualitative disclosure about market risk is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FINANCIAL STATEMENTS

     Reference is made to the Index of Consolidated Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedule which are listed in the Index of Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8.

SUPPLEMENTAL DATA

     The following table sets forth certain unaudited quarterly statements of operations data for each of Critical Path's quarters since inception. This information has been derived from Critical Path's consolidated unaudited financial statements, which, in management's opinion, have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the audited consolidated financial statements of Critical Path and the notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                              1998                            1999
                                        -----------------   -----------------------------------------
                                         THIRD    FOURTH     FIRST      SECOND     THIRD      FOURTH
                                        -------   -------   --------   --------   --------   --------
                                                               (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA (UNAUDITED):
Net revenues
  License.............................  $    --   $    --   $     --   $     --   $     --   $     --
  Service.............................      156       605      1,049      2,006      4,913      8,189
                                        -------   -------   --------   --------   --------   --------
          Total net revenues..........      156       605      1,049      2,006      4,913      8,189
                                        -------   -------   --------   --------   --------   --------
Cost of net revenues
  License.............................       --        --         --         --         --         --
  Service.............................      896       966      1,914      3,234      4,681      6,676
  Amortization of purchased
     technology.......................       --        --         --         --         --         --
  Acquisition-related retention
     bonuses..........................       --        --         --         --        130        390
  Stock-based expenses................       45       127        446        743      2,712        631
                                        -------   -------   --------   --------   --------   --------
          Total cost of net
            revenues..................      941     1,093      2,360      3,977      7,523      7,697
                                        -------   -------   --------   --------   --------   --------
Gross profit (loss)...................     (785)     (488)    (1,311)    (1,971)    (2,610)       492
                                        -------   -------   --------   --------   --------   --------
Operating expenses
  Sales and marketing.................      558       851      1,984      3,219      3,557      5,051
  Research and development............      560       861      1,379      1,430      1,895      2,978
  General and administrative..........      895     1,726      1,550      2,691      3,678      6,132
  Amortization of intangible assets...       --        --         --        550      9,263     22,446
  Acquisition-related retention
     bonuses..........................       --        --         --         --        570      3,017
  Stock-based expenses................      224     1,532     11,657      8,162      5,425     21,216
  Acquired in-process research and
     development......................       --        --         --         --         --         --
  Employee severance expenses.........       --        --         --         --         --         --
  Impairment of long-lived assets.....       --        --         --         --         --         --
                                        -------   -------   --------   --------   --------   --------
          Total operating expenses....    2,237     4,970     16,570     16,052     24,388     60,840
                                        -------   -------   --------   --------   --------   --------
Loss from operations..................   (3,022)   (5,458)   (17,881)   (18,023)   (26,998)   (60,348)
Interest and other income, net........       48       255        351      1,882      2,841      1,987
Interest expense......................      (87)     (126)       (64)      (180)      (167)      (341)
Equity in net loss of joint venture...       --        --         --         --         --         --
Minority interest in net income of
  consolidated subsidiary.............       --        --         --         --         --         --
Loss on investments...................       --        --         --         --         --         --
                                        -------   -------   --------   --------   --------   --------
Loss before income taxes..............   (3,061)   (5,329)   (17,594)   (16,321)   (24,324)   (58,702)
Provision for income taxes............       --        --         --         --         --         --
                                        -------   -------   --------   --------   --------   --------
Net loss..............................  $(3,061)  $(5,329)  $(17,594)  $(16,321)  $(24,324)  $(58,702)
                                        =======   =======   ========   ========   ========   ========

                                                                          2000
                                      -----------------------------------------------------------------------------
                                                                     THIRD(1)                    FOURTH(1)
                                                             -------------------------   --------------------------
                                       FIRST      SECOND     AS REPORTED   AS RESTATED   AS ANNOUNCED   AS REVISED
                                      --------   ---------   -----------   -----------   ------------   -----------
                                                                     (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA: (UNAUDITED)
Net revenues
  License...........................  $ 11,070   $  13,897    $  21,998     $  12,365     $  22,776     $    14,275
  Service...........................    13,483      19,598       22,977        22,977        29,188          27,988
                                      --------   ---------    ---------     ---------     ---------     -----------
          Total net revenues........    24,553      33,495       44,975        35,342        51,964          42,263
                                      --------   ---------    ---------     ---------     ---------     -----------
Cost of net revenues
  License...........................     1,007         737          634           634           223             353
  Service...........................    14,340      16,738       19,076        19,076        22,611          22,955
  Amortization of purchased
     technology.....................     2,114       4,421        4,434         4,434         7,171           7,171
  Acquisition-related retention
     bonuses........................       390         390          260           260            --              --
  Stock-based expenses..............       493         383          381           381           329             329
  Impairment of long-lived assets...        --          --           --            --            --          25,315
                                      --------   ---------    ---------     ---------     ---------     -----------
          Total cost of net
            revenues................    18,344      22,669       24,785        24,785        30,334          56,123
                                      --------   ---------    ---------     ---------     ---------     -----------
Gross profit........................     6,209      10,826       20,190        10,557        21,630         (13,860)
                                      --------   ---------    ---------     ---------     ---------     -----------
Operating expenses
  Sales and marketing...............    13,605      17,342       16,128        16,128        18,116          19,050
  Research and development..........     6,323       9,213        7,635         7,853         7,469           7,633
  General and administrative........     6,766       7,332        6,491         6,568         9,325           9,778
  Amortization of intangible
     assets.........................    47,499      88,986       94,160        94,160       125,223         125,223
  Acquisition-related retention
     bonuses........................     2,679       3,693        2,888         1,028           968             894
  Stock-based expenses..............     6,703      11,942       10,388        10,388        18,118          18,118
  Acquired in-process research and
     development....................       200          --        3,500         3,500            --              --
  Employee severance expenses.......        --          --        6,695         6,695            --              --
  Impairment of long-lived assets...        --          --           --            --            --       1,282,150
                                      --------   ---------    ---------     ---------     ---------     -----------
          Total operating
            expenses................    83,775     138,508      147,885       146,320       179,219       1,462,846
                                      --------   ---------    ---------     ---------     ---------     -----------
Loss from operations................   (77,566)   (127,682)    (127,695)     (135,763)     (157,589)     (1,476,706)
Interest and other income, net......     1,258       4,697        4,905         4,905         2,110           2,110
Interest expense....................      (274)     (5,260)      (5,214)       (5,214)       (5,200)         (5,200)
Equity in net loss of joint
  venture...........................        --          --         (640)         (640)         (379)           (379)
Minority interest in net income of
  consolidated subsidiary...........        --        (325)        (201)         (201)         (123)           (123)
Loss on investments.................        --          --           --            --        (9,745)        (23,589)
                                      --------   ---------    ---------     ---------     ---------     -----------
Loss before income taxes............   (76,582)   (128,570)    (128,845)     (136,913)     (170,926)     (1,503,887)
Provision for income taxes..........      (360)     (1,439)      (2,534)       (2,534)       (2,180)         (2,180)
                                      --------   ---------    ---------     ---------     ---------     -----------
Net loss............................  $(76,942)  $(130,009)   $(131,379)    $(139,447)    $(173,106)    $(1,506,067)
                                      ========   =========    =========     =========     =========     ===========

---------------
(1) See Note 22 of Notes to Consolidated Financial Statements -- Quarterly Financial Data (Unaudited).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers, directors and key employees of Critical Path and their ages as of March 15, 2001 are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
David C. Hayden......................  45     Executive Chairman of the Board of Directors
Cynthia D. Whitehead.................  53     President
Lawrence P. Reinhold.................  41     Executive Vice President and Chief Financial Officer
Mari E. Tangredi.....................  36     Executive Vice President of Business Development,
                                              Sales and Professional Services
Sue Barsamian........................  41     Senior Vice President of Product Marketing
Michael Serbinis.....................  27     Vice President and Chief Technology Officer
Brett M. Robertson...................  40     Vice President of Strategic Development and General
                                              Counsel
Cheryl Van...........................  42     Vice President of Human Resources
Lisa Gansky(1).......................  42     Executive Director
Kevin R. Harvey(1)...................  36     Director
Amy Rao(2)(3)........................  38     Director
James A. Smith(4)....................  48     Director
George Zachary(2)....................  35     Director

---------------
(1) Member of the Compensation Committee of the Board of Directors.
(2) Member of the Audit Committee of the Board of Directors.
(3) Ms. Rao was appointed to the Board of Directors and the Audit Committee on March 23, 2001.
(4) Mr. Smith was a member of the Board of Directors and the Audit Committee as of March 15, 2001 but resigned from these positions on April 2, 2001.

     David C. Hayden founded Critical Path and served as the Chairman, President and Chief Executive Officer and Secretary from its inception in February 1997 to October 1998. Mr. Hayden has served as Chairman of the Board of Directors of Critical Path since October 1998 and was appointed Executive Chairman of the Board in February 2001. From February 1993 to August 1996, Mr. Hayden served as Chairman, Chief Executive Officer, and co-founder of The McKinley Group, Inc., creators of Magellan, an Internet search engine.

     Cynthia D. Whitehead has served as President of Critical Path since February 2001. From March 1999 to February 2001, Ms. Whitehead served as Vice President of Engineering and Operations. From May 1998 to March 1999, Ms. Whitehead was an independent information technology consultant. From 1997 to May 1998, Ms. Whitehead served as Vice President of Information Technology and Chief Information Officer of SBC Communications, parent of Pacific Bell and Southwestern Bell. From 1970 to 1997, Ms. Whitehead was employed in various capacities with Pacific Telesis, most recently as Chief Information Officer and as Vice President -- Technology Services Group of its Pacific Bell operating subsidiary.

     Lawrence P. Reinhold joined Critical Path as Executive Vice President and Chief Financial Officer during December 2000. From 1995 to December 2000, Mr. Reinhold was employed as a partner with Price Waterhouse and PricewaterhouseCoopers, and most recently served as Managing Partner of that firm's Technology, Information & Communications and Entertainment & Media practice in the Midwest Region of the United States.

     Mari E. Tangredi has served as Executive Vice President of Business Development, Sales and Professional Services since February 2001. From January 2000 to February 2001, Ms. Tangredi served as our Vice President, Corporate Development for Critical Path. From August 1999 to January 2000, Ms. Tangredi served as our Vice President, Business Development, and prior to that she had served as our Vice President, Business Development and Marketing. From June 1995 to November 1997, Ms. Tangredi served as the General Manager/Vice President of Electronic Commerce of Pacific Bell.

     Sue Barsamian has served as our Senior Vice President of Product Marketing since February 2001. Ms. Barsamian joined Critical Path as Vice President of Product Marketing in March 2000 through its acquisition of RemarQ Communities. From December 1998 to March 2000, Ms. Barsamian served as Vice President of Marketing for RemarQ. From March 1996 to December 1998, Ms. Barsamian was a Principal in Romans Barsamian. From August 1988 to March 1996, Ms. Barsamian was employed in various marketing and sales management capacities with Verity, most recently as Vice President of Marketing.

     Michael Serbinis has served as our Vice President and Chief Technology Officer since February 2001. Mr. Serbinis joined Critical Path as its Chief Security Officer in March 2000 and served in this capacity until February 2001. From November 1997 to March 2000, Mr. Serbinis was the Chief Technology Officer of The docSpace Company, which he co-founded in November 1997. From September 1996 to October 1997, Mr. Serbinis was a software engineer for Total Control, a subsidiary of General Electric. From April 1996 to August 1996, Mr. Serbinis was responsible for search engine engineering at Zip2 Corporation.

     Brett M. Robertson has served as Vice President of Strategic Development and General Counsel since June 1999. From July 1998 to December 1998, Ms. Robertson served as General Counsel of Broderbund Software. From August 1994 to July 1998, Ms. Robertson served as Associate General Counsel of Broderbund Software.

     Cheryl Van has served as Vice President of Human Resources since January 2000. From March 1997 to December 1999, Ms. Van served as Vice President of Employment and Development at Visa International. From October 1988 to February 1997, Ms. Van was employed at Apple Computer in various capacities, and most recently as Senior Manager Employment.

     Lisa Gansky has served as a director of Critical Path since May 1998 and was appointed Executive Director in February 2001. Ms. Gansky has been a Principal at Trading Fours, a venture development company, since January 1997. From June 1995 to January 1997, Ms. Gansky served as Vice President of AOL, Inc., an online and Internet services company. From June 1994 to January 1995, Ms. Gansky founded and served as Chief Executive Officer of Global Network Navigator, Inc., an Internet solutions company.

     Kevin R. Harvey has served as a director of Critical Path since April 1998. Mr. Harvey has been a General Partner of Benchmark Capital, a venture capital firm, since January 1995. Mr. Harvey is also a director of Silicon Gaming, Inc., an entertainment and gaming technology company, and a director of several privately held companies.

     Amy Rao has served as a director of Critical Path since March 2001. Ms. Rao founded Integrated Archive Systems, a systems integrator and managed services company in 1994 and has served as its Chief Executive Officer since its inception.

     George Zachary has served as a director of Critical Path since April 1998. Mr. Zachary has been a partner at Mohr, Davidow Ventures II, a venture capital firm, since January 1996. From March 1993 to December 1997, Mr. Zachary ran the consumer products business at Silicon Graphics, Inc., a computer workstation company.

     We have authorized up to seven (7) directors. All directors are elected to hold office until our next annual meeting of shareholders and until their successors have been elected. Officers are elected at the first board of directors meeting following the shareholders' meeting at which the directors are elected and serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

ADDITIONAL INFORMATION

     Additional information required by this item is incorporated by reference to the information set forth in the section entitled "Information About the Board of Directors and Committees of the Board" in the Proxy Statement for our 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth in the section entitled "Compensation of Executive Officers" contained in the Proxy Statement for our 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth in the section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement for our 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth in the section entitled "Transactions with Related Parties" contained in the Proxy Statement for our 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Index to Consolidated Financial Statements

     Please see the accompanying Index to Consolidated Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated by reference into
Item 8 above.

     (a)(2) Financial Statement Schedule

     Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 1998, 1999 and 2000 appears on page S-1 of this report and should be read in conjunction with the consolidated financial statements and related notes thereto and report of independent accountants filed herewith.

     Schedules not mentioned above have been omitted because the information required to be set forth therein is not applicable or the information is otherwise included in the Financial Statements or notes thereto.

     (b) Reports on Form 8-K

     For the quarter ended December 31, 2000, we filed the following reports on Form 8-K:

     On October 2, 2000, we filed a report on Form 8-K announcing Paul Gigg, Executive Vice President and Chief Operating Officer, would be leaving Critical Path.

     On October 6, 2000, we filed a report on Form 8-K announcing our acquisition of PeerLogic, Inc. The following financial statements and pro forma financial information were filed as part of this report:

     (a) PeerLogic, Inc. Consolidated Financial Statements:

         Consolidated Balance Sheets as of December 31, 1998, December 31, 1999 and June 30, 2000

         Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1999 and the Six Months Ended June 30, 1999 and 2000

         Consolidated Statements of Shareholders' Deficit for the Years Ended December 31, 1998 and 1999 and the Six Months Ended June 30, 2000

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1999 and the Six Months Ended June 30, 1999 and 2000

     (b) Pro Forma Condensed Consolidated Financial Information (Unaudited):

         Overview Pro Forma Condensed Consolidated Balance Sheet as of June 30, 2000

         Pro Forma Condensed Consolidated Statements of Operations for the Year Ended December 31, 1999 and for the Six Months ended June 30, 2000.

     On November 17, 2000, we filed a report on Form 8-K/A announcing our acquisition of PeerLogic, Inc.

     On December 11, 2000, we filed a report on Form 8-K announcing Lawrence P. Reinhold would be succeeding Mark J. Rubash as Executive Vice President and Chief Financial Officer of Critical Path.

     (c) Exhibits

     The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

      2.1     Asset Purchase Agreement, dated May 26, 1999, between the
              Registrant and Fabrik Communications, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration on Form S-1/A (File No. 333-78197))

      2.2     Agreement and Plan of Reorganization, dated June 22, 1999, among Registrant, Amplitude Software Corp. and Apollo
              Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on
              August 31, 1999)
      2.3     Agreement and Plan of Reorganization, dated July 15, 1999, among Registrant, dotOne Corporation and dotOne Acquisition
              Corp. (Incorporated by reference to Exhibit 2.1 to the
              Registrant's Current Report on Form 8-K filed on August 2,
              1999)
      2.4     Agreement and Plan of Reorganization, dated October 8, 1999, by and among Registrant, Xeti Acquisition Corp. and Xeti,
              Inc. (Incorporated by reference to Exhibit 2.8 to the
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1999)
      2.5     Agreement and Plan of Reorganization, dated October 20,
              1999, by and among Registrant, Initialize Acquisition Corp.
              and ISOCOR. (Incorporated by reference to Annex A to the
              Registrant's Registration Statement on Form S-4 (File No.
              333-92199))
      2.6     Agreement and Plan of Reorganization, dated November 2,
              1999, by and among Registrant, Wellfleet Acquisition Corp.
              and FaxNet Corporation. (Incorporated by reference to
              Exhibit 2.7 to the Registrant's Annual Report on Form 10-K
              for the year ended December 31, 1999)
      2.7     Agreement and Plan of Reorganization, dated November 3,
              1999, by and among Registrant, Compass Holding Corp.,
              Compass Acquisition Corp., 3034996 Nova Scotia Company,
              3034997 Nova Scotia Company and The docSpace Company.
              (Incorporated by reference to Exhibit 2.6 to the
              Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1999)
      2.8     Agreement and Plan of Reorganization, dated January 28,
              2000, by and among Registrant, Inc., D.V. Acquisition Corp.
              and RemarQ Communities, Inc. (Incorporated by reference to
              Exhibit 2.5 to the Registrant's Annual Report on Form 10-K
              for the year ended December 31, 1999)
      2.9     Agreement and Plan of Reorganization, dated August 8, 2000, by and among Registrant, Prince Acquisition Corp. and
              PeerLogic, Inc. (Incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K filed on August
              8, 2000)
      3.1     Amended and Restated Articles of Incorporation (Incorporated
              by reference to Exhibit 3(i)(b) to the Registrant's
              Registration on Form S-1 (File No. 333-71499))
      3.2     Amendment to the Articles of Incorporation, dated January 5,
              2001
      3.3     Amended and Restated Bylaws. (Incorporated by reference to
              Exhibit 3(ii)(b) to the Registrant's Registration Statement
              on Form S-1 (File No. 333-71499))
      4.1     Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on
              Form S-1 (File No. 333-71499))
      4.2     Warrant to Purchase Preferred Stock dated September 11, 1998 issued by the Registrant to Hambrecht & Quist LLC.
              (Incorporated by reference to Exhibit 4.2 to the
              Registrant's Registration Statement on Form S-1 (File No.
              333-71499))
      4.3     Warrant to Purchase Preferred Stock dated January 13, 1999 issued by the Registrant to Hambrecht & Quist LLC.
              (Incorporated by reference to Exhibit 4.3 to the
              Registrant's Registration Statement on Form S-1 (File No.
              333-71499))
      4.4     Warrant to Purchase Common Stock dated January 29, 1999
              issued by the Registrant to America Online, Inc.
              (Incorporated by reference to Exhibit 4.4 to the
              Registrant's Registration Statement on Form S-1 (File No.
              333-71499))
      4.5     Indenture, dated March 31, 2000, by and between Registrant and State Street Bank and Trust Company of California, N.A.,
              Trustee, relating to the $300 million five-year, 5.75%
              Convertible Subordinated Notes due April 1, 2005
              (Incorporated by reference to Exhibit 4.5 to the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
     10.1     Form of Indemnification Agreement between the Registrant and each of its directors and officers. (Incorporated by
              reference to Exhibit 10.1 to the Registrant's Registration
              Statement on Form S-1 (File No. 333-71499))

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

     10.19 Email Services Agreement dated September 14, 1998 by and between the Registrant and Sprint Communications Company
              L.P. (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No.
              333-71499))
     10.20 Email Services Agreement dated March 19, 1998 by and between the Registrant and NTX, Inc. dba TABNet, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant's
              Registration Statement on Form S-1 (File No. 333-71499))
     10.21 QuickStart Loan and Security Agreement dated May 12, 1998 by and between the Registrant and Silicon Valley Bank.
              (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No.
              333-71499))
     10.22 Email Services Agreement dated January 29, 1999 by and between the Registrant and ICQ, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration
              Statement on Form S-1 (File No. 333-71499))
     10.23    Sublease dated February 8, 1999 by and between Times Direct
              Marketing, Inc. and the Registrant (Incorporated by reference to Exhibit 10.23 to the Registrant's Registration
              Statement on Form S-1 (File No. 333-71499))
     10.24    Promissory Note and Security Agreement dated January 26,
              1999 by and between the Registrant and Bill Rinehart.
              (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (File No.
              333-71499))
     10.25    Office lease dated December 1999 by and between Ecker-Folsom
              Properties, LLC and the Registrant. (Incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
     10.26    Office lease dated December 1999 by and between Ecker-Folsom
              Properties, LLC and the Registrant. (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
     10.27    Secured Promissory Note and Security Agreement, dated
              January 18, 2000, by and between the Registrant and Mark
              Rubash. (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
     10.28    1999 Stock Option Plan and forms of agreements thereunder
              (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-8 (File No.
              333-87553))
    *10.29    Offer Letter, dated December 4, 2000, by and between the
              Registrant and Lawrence P. Reinhold
     10.30    Settlement Agreement and Mutual Release, effective as of
              December 7, 2000, by and between the Registrant and Mark
              Rubash
     10.31 Agreement and Release, dated February 9, 2001, by and between the Registrant and Douglas Hickey
     10.32 Form of Indemnification Agreement by and between the Registrant and each of its directors and officers
     21.1     List of Subsidiaries
     23.1     Consent of PricewaterhouseCoopers LLP, Independent
              Accountants
     24.1 Power of Attorney (see the Signatures section of this report)

---------------
* Confidential treatment requested with respect to portions of this exhibit.

                              CRITICAL PATH, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheet..................................  F-3
Consolidated Statement of Operations........................  F-4
Consolidated Statement of Shareholders' Equity..............  F-5
Consolidated Statement of Cash Flows........................  F-6
Notes to Consolidated Financial Statements..................  F-7
Schedule II -- Valuation and Qualifying Accounts............  S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Critical Path, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Critical Path, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
San Francisco, California
April 4, 2001

CRITICAL PATH, INC.

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1999          2000
                        DECEMBER 31                           ---------    -----------
ASSETS
Current assets
  Cash and cash equivalents.................................  $  75,932    $   216,542
  Restricted cash...........................................        325            215
  Accounts receivable, net..................................     10,147         38,938
  Other current assets......................................     40,800         10,252
                                                              ---------    -----------
          Total current assets..............................    127,204        265,947
Investments.................................................     18,426         10,610
Notes receivable from officers..............................        669          2,702
Property and equipment, net.................................     52,517         85,304
Intangible assets, net......................................    474,297         77,339
Other assets................................................        692          8,953
                                                              ---------    -----------
          Total assets......................................  $ 673,805    $   450,855
                                                              =========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $  35,621    $    43,710
  Accrued expenses..........................................      7,120         10,377
  Deferred revenue..........................................      1,818         15,720
  Capital lease and other obligations, current..............      6,585          9,363
                                                              ---------    -----------
          Total current liabilities.........................     51,144         79,170
Convertible subordinated notes payable......................         --        300,000
Capital lease and other obligations, long-term..............      5,669          4,687
                                                              ---------    -----------
          Total liabilities.................................     56,813        383,857
                                                              ---------    -----------
Commitments and contingencies
Minority interest in consolidated subsidiary................         --            649
                                                              ---------    -----------
Shareholders' equity
  Preferred Stock and paid-in-capital, $0.001 par value
     Shares authorized: 5,000
     Shares issued and outstanding: none....................         --             --
  Common Stock and paid-in-capital, $0.001 par value
     Shares authorized: 150,000
     Shares issued and outstanding: 46,937 and 74,135.......    864,699      2,130,329
  Notes receivable from shareholders........................     (1,154)        (1,205)
  Unearned compensation.....................................   (124,906)       (80,760)
  Accumulated deficit, including other comprehensive loss...   (121,647)    (1,982,015)
                                                              ---------    -----------
       Total shareholders' equity...........................    616,992         66,349
                                                              ---------    -----------
          Total liabilities and shareholders' equity........  $ 673,805    $   450,855
                                                              =========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            1998        1999          2000
                 YEAR ENDED DECEMBER 31                   --------    ---------    -----------
Net revenues
  License...............................................  $     --    $      --    $    51,607
  Service...............................................       897       16,157         84,046
                                                          --------    ---------    -----------
          Total net revenues............................       897       16,157        135,653
                                                          --------    ---------    -----------
Cost of net revenues
  License...............................................        --           --          2,731
  Service...............................................     2,153       16,505         73,109
  Amortization of purchased technology..................        --           --         18,140
  Acquisition-related retention bonuses.................        --          520          1,040
  Stock-based expenses..................................       193        4,532          1,586
  Impairment of long-lived assets.......................        --           --         25,315
                                                          --------    ---------    -----------
          Total cost of net revenues....................     2,346       21,557        121,921
                                                          --------    ---------    -----------
Gross profit (loss).....................................    (1,449)      (5,400)        13,732
                                                          --------    ---------    -----------
Operating expenses
  Sales and marketing...................................     1,687       13,811         66,125
  Research and development..............................     2,098        7,682         31,022
  General and administrative............................     3,814       14,051         30,444
  Amortization of intangible assets.....................        --       32,259        355,868
  Acquisition-related retention bonuses.................        --        3,587          8,294
  Stock-based expenses -- Sales and marketing...........       631       37,521         30,948
  Stock-based expenses -- Research and development......       148        2,161          3,449
  Stock-based expenses -- General and administrative....     1,621        6,778         12,754
  Stock-based expenses -- Employee severance............        --           --          3,447
  Acquired in-process research and development..........        --           --          3,700
  Employee severance expenses...........................        --           --          3,248
  Impairment of long-lived assets.......................        --           --      1,282,150
                                                          --------    ---------    -----------
          Total operating expenses......................     9,999      117,850      1,831,449
                                                          --------    ---------    -----------
Loss from operations....................................   (11,448)    (123,250)    (1,817,717)
Interest and other income, net..........................       375        7,061         12,970
Interest expense........................................      (388)        (752)       (15,948)
Equity in net loss of joint venture.....................        --           --         (1,019)
Minority interest in net income of consolidated
  subsidiary............................................        --           --           (649)
Loss on investments.....................................        --           --        (23,589)
                                                          --------    ---------    -----------
Loss before income taxes................................   (11,461)    (116,941)    (1,845,952)
Provision for income taxes..............................        --           --         (6,513)
                                                          --------    ---------    -----------
Net loss................................................  $(11,461)   $(116,941)   $(1,852,465)
                                                          ========    =========    ===========
Net loss per share -- basic and diluted.................  $  (2.94)   $   (3.93)   $    (30.67)
Weighted average shares -- basic and diluted............     3,899       29,770         60,399

  The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(IN THOUSANDS)

                                                             1998        1999          2000
                 YEAR ENDED DECEMBER 31                    --------    ---------    -----------
Convertible Preferred Stock and paid-in-capital Balance,
  beginning of year......................................  $     --    $  24,565    $        --
  Issuance of Series A Preferred Stock, net..............     9,124           --             --
  Issuance of Series B Preferred Stock, net..............    15,441       10,749             --
  Exercise of stock purchase rights and warrants.........        --        1,747             --
  Conversion of Preferred Stock, net.....................        --      (37,061)            --
                                                           --------    ---------    -----------
     Balance, end of year................................    24,565           --             --
                                                           --------    ---------    -----------
Common Stock and paid-in-capital
  Balance, beginning of year.............................        53       21,850        864,699
  Issuance of Common Stock...............................        78      645,828      1,204,022
  Exercise of stock options and warrants.................     1,114        1,648         32,246
  Issuance of warrants and stock purchase rights.........       723           --             --
  Unearned compensation related to stock options and
     warrants............................................    19,882      158,541         29,608
  Conversion of Preferred Stock, net.....................        --       37,061             --
  Purchase of Common Stock...............................        --         (229)          (246)
                                                           --------    ---------    -----------
     Balance, end of year................................    21,850      864,699      2,130,329
                                                           --------    ---------    -----------
Notes receivable from shareholders
  Balance, beginning of year.............................        --       (1,151)        (1,154)
  Issuance of Common Stock...............................       (85)          --             --
  Exercise of stock options and warrants.................    (1,066)         (30)            --
  Interest on shareholder notes..........................        --          (58)           (51)
  Repayment of shareholder notes.........................        --           85             --
                                                           --------    ---------    -----------
     Balance, end of year................................    (1,151)      (1,154)        (1,205)
                                                           --------    ---------    -----------
Unearned compensation
  Balance, beginning of year.............................        --      (17,371)      (124,906)
  Unearned compensation related to stock options and
     warrants............................................   (19,882)    (158,541)       (29,608)
  Amortization of unearned compensation..................     2,511       51,006         73,754
                                                           --------    ---------    -----------
     Balance, end of year................................   (17,371)    (124,906)       (80,760)
                                                           --------    ---------    -----------
Accumulated deficit, including other comprehensive (loss)
  Balance, beginning of year.............................    (1,074)     (12,535)      (121,647)
                                                           --------    ---------    -----------
  Net loss...............................................   (11,461)    (116,941)    (1,852,465)
  Other comprehensive (loss):
     Unrealized investment gains (loss)..................        --        7,926         (7,926)
     Foreign currency translation adjustments............        --          (97)            23
                                                           --------    ---------    -----------
       Comprehensive loss................................   (11,461)    (109,112)    (1,860,368)
                                                           --------    ---------    -----------
     Balance, end of year................................   (12,535)    (121,647)    (1,982,015)
                                                           --------    ---------    -----------
          Total shareholders' equity.....................  $ 15,358    $ 616,992    $    66,349
                                                           ========    =========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                            1998        1999          2000
                 YEAR ENDED DECEMBER 31                   --------    ---------    -----------
Operating
  Net loss..............................................  $(11,461)   $(116,941)   $(1,852,465)
  Provision for doubtful accounts.......................        50          573          3,190
  Depreciation and amortization.........................     1,019        8,063         35,980
  Amortization of intangible assets.....................        --       32,259        374,008
  Stock-based costs and expenses........................     2,984       51,162         52,184
  Acquired in-process research and development..........        --           --          3,700
  Impairment of long-lived assets.......................        --           --      1,307,465
  Minority interest in net income of consolidated
     subsidiary.........................................        --           --            649
  Equity in net loss of joint venture...................        --           --          1,019
  Loss on investments...................................        --           --         23,589
  Accounts receivable...................................      (171)      (4,708)       (14,422)
  Other assets..........................................       (86)     (25,612)        (4,603)
  Accounts payable......................................       151       25,916         (8,699)
  Accrued expenses......................................        71        5,633         (1,380)
  Deferred revenue......................................       500         (163)          (711)
                                                          --------    ---------    -----------
          Net cash used in operating activities.........    (6,943)     (23,818)       (80,496)
                                                          --------    ---------    -----------
Investing
  Notes receivable from officers........................      (500)        (169)        (1,966)
  Property and equipment purchases......................      (491)     (41,819)       (54,461)
  Investments in unconsolidated entities, net...........        --      (10,500)       (28,492)
  Payments for acquisitions, net of cash acquired.......        --     (116,359)       (15,618)
  Promissory note receivable............................        --      (15,000)        10,000
  Restricted cash.......................................      (325)          --            110
                                                          --------    ---------    -----------
          Net cash used in investing activities.........    (1,316)    (183,847)       (90,427)
                                                          --------    ---------    -----------
Financing
  Proceeds from issuance of Preferred Stock, net........    23,445       12,496             --
  Proceeds from issuance of Common Stock, net...........        41      259,803         35,368
  Proceeds from issuance of convertible debt, net.......       500           --        289,181
  Proceeds from equipment lease line....................       198           --             --
  Repayment of debt.....................................      (227)          --         (6,000)
  Proceeds from payments of shareholder notes
     receivable.........................................        --           26             --
  Principal payments on lease obligations...............      (908)      (3,193)        (6,816)
  Purchase of Common Stock..............................        --         (229)          (246)
                                                          --------    ---------    -----------
          Net cash provided by financing activities.....    23,049      268,903        311,487
                                                          --------    ---------    -----------
Net change in cash and cash equivalents.................    14,790       61,238        140,564
Effect of exchange rates on cash and cash equivalents...        --          (97)            46
Cash and cash equivalents at beginning of year..........         1       14,791         75,932
                                                          --------    ---------    -----------
Cash and cash equivalents at end of year................  $ 14,791    $  75,932    $   216,542
                                                          ========    =========    ===========
Supplemental cash flow disclosure:
  Cash paid for interest................................  $    244    $     688    $    11,598
  Cash paid for foreign income taxes....................  $     --    $      --    $       335
Non-cash investing and financing activities:
  Property and equipment leases.........................  $  4,714    $   5,863    $        --
  Property and equipment purchases payable..............  $     --    $   9,796    $     1,470
  Common Stock issued for notes receivable..............  $  1,151    $      29    $        --
  Conversion of notes payable into Preferred Stock......  $  1,120    $      --    $        --
  Unrealized gain (loss) on investments.................  $     --    $   7,926    $    (7,926)
  Common Stock and options issued for acquisitions......  $     --    $ 387,651    $ 1,229,728

  The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     Critical Path, Inc. was incorporated in California on February 19, 1997. In connection with the Annual Meeting of Shareholders held in June 2000, the shareholders approved the re-incorporation of Critical Path, Inc. in Delaware, as well as an increase in the authorized shares of Common Stock from 150 million to 500 million. In January 2001, the Company amended its articles of incorporation to increase the authorized shares to 505 million; however management has not yet re-incorporated the Company in Delaware. Critical Path, along with its subsidiaries (collectively referred to herein as the "Company") provides Internet messaging infrastructure solutions for corporate enterprises and service providers worldwide.

  Basis of presentation

     The consolidated financial statements include the accounts of the Company, and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  Acquisitions

     The Company has accounted for all business combinations using the purchase method of accounting. Results of operations of the acquired businesses are included in the Company's financial results from the date of the acquisition. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of separately identified net assets acquired is included in intangible assets in the accompanying consolidated balance sheet. The fair value of separately identified intangible assets was determined based upon independent valuations using various valuation methodologies.

  Cash equivalents and restricted cash

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds. Restricted cash is composed of amounts held on deposit that are required as collateral for Company-issued credit cards.

  Investments

     Marketable securities are classified as available-for-sale as of each balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and charges for other than temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The equity method is used to account for investments in unconsolidated entities if the Company has the ability to exercise significant influence over financial and operating matters, but does not have the ability to control such entities. The cost method is used to account for equity investments in unconsolidated entities where the Company does not have the ability to exercise significant influence over financial and operating matters. The Company periodically evaluates these investments for other-than-temporary impairment (Note 7 -- Investments).

CRITICAL PATH, INC.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents and restricted cash are deposited with financial institutions that management believes are creditworthy. While the Company's accounts receivable are derived from product and service transactions with geographically dispersed companies that operate in a number of horizontal markets, certain customers may be negatively impacted as a result of an economic downturn or other industry or market related conditions. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

     During 1998 and 1999, two Internet messaging customers accounted for a significant portion of the Company's net revenues. During 1998, these customers accounted for approximately, 62% and 30% of net revenues, and during 1999, these two customers accounted for approximately 15% and 4% of net revenues. Revenues generated from these two customers were insignificant in 2000.

  Fair value of financial instruments

     The Company's financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and capital lease obligations, are carried at cost, which approximates fair value due to the short maturity of these instruments. In addition, the Company holds $300.0 million in convertible subordinated notes, which are carried at cost (Note
11 -- Borrowings).

  Property and equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three to five years, or the lease term, if applicable. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

  Software costs for internal use

     The Company capitalizes costs related to software for internal use. These costs primarily include purchased software and qualifying external consulting fees and the amortization of these costs is included in general and administrative expenses. During 2000, approximately $2.1 million costs related to software for internal use were capitalized amortization of $226,000 was charged to expense.

  Software costs for products

     Development costs related to software products are expensed as incurred, as research and development costs, until technological feasibility of the product has been established. The Company has defined the establishment of technological feasibility as the completion of a working model. There is typically a relatively short time period between technological feasibility and product release, and the amount of costs incurred during such period is insignificant; as a result, capitalization of software development costs has been infrequent, however, during the fourth quarter of 2000, approximately $800,000 was capitalized. No amortization was recorded as the related products were not released in 2000 and there were no related amounts capitalized during 1999 or 1998.

  Intangible assets

     Identifiable intangible assets result from the application of the purchase method of accounting for the Company's acquisitions and are composed of the amounts allocated to the acquisition date fair value of

CRITICAL PATH, INC.

assembled workforce, customer base and acquired technology. The excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired is recorded as goodwill. Intangible assets are stated net of accumulated amortization and were amortized on a straight-line basis over their expected useful lives ranging from two to eight years. As a result of the Company's fourth quarter 2000 impairment assessment of its long-lived assets, the Company determined that the remaining useful lives approximate two years. The Company periodically evaluates the reasonableness of the remaining useful lives of intangible assets based upon an analysis of current operating contributions and business plans.

  Valuation of long-lived assets

     The Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever the evaluation demonstrates that the carrying amount of a long-lived asset is not recoverable (Note 9 -- Intangible Assets and Note 17 -- Impairment of Long-Lived Assets).

  Revenue recognition

     The Company recognizes revenue related to the sale of the Company's licensed software products, hosted messaging and collaboration services, professional services and post-contract customer support.

  License revenue

     License product revenue. License revenue is derived from perpetual and term licenses for the Company's messaging, directory, collaborative and enterprise application integration technologies. License revenues are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software to the customer has occurred and the collection of a fixed or determinable license fee is considered probable.

     The Company's revenue recognition policies require that revenue recognized from software arrangements be allocated to each element of the arrangement based on the fair values of the elements, such as software products, specified upgrades and enhancements, post contract customer support, installation, training or other services. The determination of fair value is based on Company-specific objective evidence. If objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value of the undelivered elements exists or until all elements of the arrangement are delivered.

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

     Additionally, under the terms of the agreement, the Company is obligated to remit to the reseller any license fees collected by the Company from its other channel partners or direct sales force from their sale of the same product until completion of the term of the agreement. The Company will account for these transactions by recording revenue owed to the Company from these sales and recording a portion of the amount remitted to the reseller as a sales and marketing expense. Furthermore, in the event that the Company has a change in control or sells its rights to the software, the Company is obligated to pay the reseller an early termination penalty.

CRITICAL PATH, INC.

  Service revenue

     Hosted messaging services. The Company derives service revenues related to fees for services related to the Company's hosted messaging solutions. These are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a ratable monthly basis over the term of the contract beginning with the month in which service delivery starts. Amounts billed or received in advance of service delivery, including but not limited to branding and set-up fees, are initially deferred and subsequently recognized on a ratable monthly basis over the expected term of the relationship beginning with the month in which service delivery starts.

     Professional services. The Company derives service revenue from fees primarily related to training, installation and configuration services. The associated revenues are recognized in the period in which the services are performed.

     Customer support. The Company derives services revenue for fees from post-contract customer support agreements associated with product licenses. These fees are recognized ratably over the term of the support contract, generally one year.

  Advertising expense

     Advertising and promotion costs are generally expensed as incurred. Costs associated with the development of print or other media campaigns are deferred until the period that includes the first commercial use of the media campaign. Costs associated with industry trade shows and customer conferences are deferred until the period that includes the applicable trade show or conference. Advertising costs totaled $135,000, $414,000 and $1.3 million during 1998, 1999 and 2000, respectively.

  Research and development

     Research and development costs include expenses incurred by the Company to develop and enhance its portfolio of Internet messaging infrastructure solutions. Research and development costs, including acquired in-process research and development costs, are recognized as expense as incurred.

  Stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense for fixed options is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

  Income taxes

     Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

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

  Comprehensive income

     The Company accounts for and reports comprehensive income or loss and its components in its financial statements. Comprehensive income or loss, as defined, includes the Company's net income or loss and all other changes in equity (net assets) during the period from non-owner sources.

  Foreign currency

     The Company considers the local currency to be the functional currency for predominantly all of its foreign operations. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are charged or credited to other comprehensive income, a component of shareholders' equity. Gains and losses on foreign currency transactions are included in non-operating income and expense.

  Segment and geographic information

     The Company does not currently manage its business in a manner that requires it to report financial results on a segment basis. The Company currently operates in one segment: Internet messaging infrastructure products and services and management uses one measure of profitability. (Note
20 -- Product and Geographic Information).

  Reclassifications

     Certain amounts previously reported have been reclassified to conform to the current period presentation.

  Liquidity

     Since inception, the Company has incurred aggregate consolidated net losses of approximately $2.0 billion, which includes $1.3 billion related to long-lived asset impairment, $410.0 million related to non-cash charges associated with the Company's ten acquisitions, and $105.8 million related to non-cash stock-based expenses. The Company continues to face significant risks associated with successful execution of its business strategy. These risks include, but are not limited to, technology and product development, introduction and market acceptance of new products and services, changes in the marketplace, liquidity, competition from existing and new competitors which may enter the marketplace, retention of key personnel, and pending litigation.

     The Company requires sufficient capital to implement its strategy, to adequately address the appropriate target markets, generate sales demand for its current and planned future products and services. In addition, the Company's liquidity could be adversely impacted by the litigation referred to in Note
13 -- Commitments and Contingencies, although management believes the litigation will not have a material adverse impact on working capital through the end of 2001.

CRITICAL PATH, INC.

     Working capital at December 31, 2000 was $186.8 million, which included cash and cash equivalents of $216.5 million. Management believes based on the available cash balances, it has sufficient cash resources to fund operations through at least the end of 2001. On a long-term basis, however, the Company may require additional financing. There can be no assurance, however, that such financing would be available when needed, if at all, or on favorable terms and conditions.

  Recent accounting pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," (as amended in 2000 by SAB 101A and SAB 101B) which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Based on the SEC's timeline for implementing SAB 101, the Company was required to comply with the guidelines in the fourth quarter of fiscal year 2000. Management believes that the impact of SAB No. 101 did not have a material effect on the financial position or results of operations of the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133". SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging
Activities -- an amendment of FASB Statement No. 133." SFAS 133, SFAS 137 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, SFAS 137 and SFAS 138 are effective for fiscal years beginning after June 15, 2000. The Company currently has no derivative instruments and, therefore, the adoption of SFAS 133, SFAS 137 and SFAS 138 did not have a material impact on the Company's financial position or results of operations.

NOTE 2 -- ACQUISITIONS

     During 1999 and 2000, the Company completed ten acquisitions. These acquisitions have been accounted for using the purchase method of accounting and were as follows:

     - Operating assets of the Connect Service business of Fabrik
       Communications, including the ongoing business operations as well as nearly 500 customer relationships;

     - dotOne Corporation, a corporate email messaging service provider;

     - Amplitude Software Corporation, a provider of business-to-business Internet calendaring and resource scheduling solutions;

     - Xeti, Inc., a developer of standards-based public key infrastructure solutions;

     - FaxNet Corporation, a outsource supplier of carrier-class enhanced fax and integrated messaging solutions;

     - ISOCOR Corporation, a supplier of Internet messaging, directory and meta-directory software solutions;

     - The docSpace Company, a provider of web-based services for secure file delivery, storage and collaboration;

     - RemarQ Communities, Inc., a provider of Internet collaboration services for corporations, web portals and Internet service providers;

CRITICAL PATH, INC.

     - Netmosphere, Inc., a provider of e-Business solutions for project collaboration and communications;

     - PeerLogic, Inc., a provider of directory and enterprise application integration software.

                                                                ACQUIRED COMPANY
                         -----------------------------------------------------------------------------------------------
                          FABRIK     DOTONE    AMPLITUDE      XETI       FAXNET       ISOCOR      DOCSPACE      REMARQ
                         --------   --------   ----------   --------   ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
Acquisition date.......   5/26/99    7/12/99      8/31/99   11/24/99      12/6/99      1/19/00       3/8/00      3/30/00
 Shares issued.........       109        641        4,107        274        2,845        5,030        3,806        3,868
Purchase price:
 Value of shares
   issued..............  $  8,000   $ 35,000   $  141,300   $ 18,500   $  152,400   $  226,700   $  218,000   $  259,300
 Value of options
   assumed.............        --      3,200       22,000      3,100        7,300       37,200           --        7,700
 Cash..................    12,000     17,500       45,000      2,000       20,000           --       30,000           --
 Transaction costs.....       100      1,300        6,100        200        7,900       13,500       10,000          600
                         --------   --------   ----------   --------   ----------   ----------   ----------   ----------
       Total purchase
        price..........  $ 20,100   $ 57,000   $  214,400   $ 23,800   $  187,600   $  277,400   $  258,000   $  267,600
                         ========   ========   ==========   ========   ==========   ==========   ==========   ==========
Purchase price
 allocation:
 Property and
   equipment...........  $    500   $     --   $       --   $     --   $       --   $       --   $       --   $       --
 Customer base.........     2,100      4,600          600         --        5,500        9,800           --        5,900
 Assembled workforce...       400      1,500        3,800        360          900        3,400          500        3,300
 In-process
   technology..........        --         --           --         --           --          200           --           --
 Existing technology...        --        600        4,100        540        6,100       18,300       21,500        4,500
 Unvested/assumed
   options.............        --         --           --         --           --           --           --           --
Assets/(Liabilities)...        --     (1,700)       4,400        200      (10,100)      18,700       (7,100)       7,800
 Goodwill..............    17,100     52,000      201,500     22,700      185,200      227,000      243,100      246,100
                         --------   --------   ----------   --------   ----------   ----------   ----------   ----------
       Total purchase
        price..........  $ 20,100   $ 57,000   $  214,400   $ 23,800   $  187,600   $  277,400   $  258,000   $  267,600
                         ========   ========   ==========   ========   ==========   ==========   ==========   ==========

                             ACQUIRED COMPANY
                         ------------------------
                         NETMOSPHERE   PEERLOGIC
                         -----------   ----------
                              (IN THOUSANDS)
Acquisition date.......     6/26/00       9/26/00
 Shares issued.........       1,008         6,120
Purchase price:
 Value of shares
   issued..............  $   33,000    $  374,700
 Value of options
   assumed.............       6,700        63,400
 Cash..................          --         3,000
 Transaction costs.....       1,600         4,000
                         ----------    ----------
       Total purchase
        price..........  $   41,300    $  445,100
                         ==========    ==========
Purchase price
 allocation:
 Property and
   equipment...........  $       --    $       --
 Customer base.........       9,000         5,500
 Assembled workforce...       1,400         7,400
 In-process
   technology..........          --         3,500
 Existing technology...       3,600        30,300
 Unvested/assumed
   options.............          --        28,300
Assets/(Liabilities)...      (1,000)      (18,650)
 Goodwill..............      28,300       388,750
                         ----------    ----------
       Total purchase
        price..........  $   41,300    $  445,100
                         ==========    ==========

  Pro Forma Results (Unaudited)

     The following unaudited pro forma summary presents the Company's consolidated results of operations for 1999 and 2000 as if the acquisitions had been consummated at January 1, 1999. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets and the accretion of the acquisition-related retention bonuses.

                                                                1999          2000
                   Year Ended December 31                     ---------    -----------
(in thousands, except per share amounts)
Net revenues................................................  $  97,466    $   154,382
Net loss....................................................  $(705,114)   $(1,532,958)
Net loss per share:
  Basic and diluted.........................................  $  (14.79)   $    (20.91)

     The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

NOTE 3 -- ACQUISITION-RELATED RETENTION BONUSES

     In connection with the acquisitions of dotOne, Amplitude, Xeti, FaxNet, ISOCOR, and docSpace, the Company established a retention bonus program in the aggregate amount of $20.7 million to provide incentives for certain former employees of these companies to continue their employment with the Company. Payments of bonuses to the listed employees occurs on the six-month or twelve-month anniversary date of the acquisition, depending on the program, unless the listed employees voluntarily terminate their employment with the Company prior to the respective acquisition's six or twelve month anniversary. A ratable share of the adjusted eligible bonus amount has been accrued and charged to compensation expense over the respective

CRITICAL PATH, INC.

six- or twelve-month period commencing on the date the bonuses were granted. There were no acquisition-related retention bonuses granted during 1998.

     As of December 31, 1999, the aggregate, adjusted eligible bonus amount was $11.6 million and the ratable charge to compensation expense for the year then ended was $4.1 million. Based on the functions of the employees scheduled to receive acquisition bonuses in 1999, $520,000 of the compensation charge was allocated to cost of net revenues and the remaining $3.6 million was allocated to operating expenses. No bonuses were paid in 1999.

     As of December 31, 2000, the aggregate, adjusted eligible bonus amount was $4.9 million and the ratable charge to compensation expense for the year then ended was $9.3 million. Based on the functions of the employees scheduled to receive acquisition bonuses in 2000, $1.0 million of the compensation charge was allocated to cost of net revenues and the remaining $8.3 million was allocated to operating expenses. Additionally, during 2000, approximately $790,000 was recognized as employee severance expense, resulting from acceleration of the required one year vesting period (Note 4 -- Employee Severance Expenses) in the third quarter of 2000. During 2000, $11.6 million was paid in acquisition-related retention bonuses and $2.5 million was accrued as of the year then ended.

     In March of 2001, the Company announced an employee retention bonus program designed to provide incentives for current employees of Critical Path to continue their employment with the Company. Under this program, the Company anticipates it may pay cash retention bonuses of up to approximately $7.5 million, based on the Company's achievement of certain 2001 financial metrics.

NOTE 4 -- EMPLOYEE SEVERANCE EXPENSES

     On July 19, 2000, the Company announced its plan to reduce its worldwide employee headcount by approximately 113 employees or 11%. This employee reduction plan was executed with the intent to realize various synergies gained through the nine acquisitions the Company completed in 1999 and the first half of 2000. During 2000, the Company recognized a charge for severance-related costs totaling $6.7 million, composed of $3.3 million in cash charges and $3.4 million in stock-based compensation expense, which resulted from the acceleration of certain employee stock options in connection with the Company's employee reduction plan. During 2000, the Company paid all amounts related to employee severance.

NOTE 5 -- ACCOUNTS RECEIVABLE

                   DECEMBER 31                      1999       2000
                   -----------                     -------    -------
                                                     (IN THOUSANDS)
Accounts receivable..............................  $10,770    $42,463
Allowance for doubtful accounts..................     (623)    (3,525)
                                                   -------    -------
          Accounts receivable, net...............  $10,147    $38,938
                                                   =======    =======

     The provision for doubtful accounts was $50,000, $446,000, and $3.2 million in 1998, 1999, and 2000, respectively.

NOTE 6 -- OTHER CURRENT ASSETS

                   DECEMBER 31                      1999       2000
                   -----------                     -------    -------
                                                     (IN THOUSANDS)
Deferred acquisition costs.......................  $21,000    $    --
Notes receivable.................................   15,572         --
Other current assets.............................    4,228     10,252
                                                   -------    -------
          Other current assets...................  $40,800    $10,252
                                                   =======    =======

CRITICAL PATH, INC.

  Deferred acquisition costs

     As of December 31, 1999, in connection with the Company's agreements to acquire docSpace and ISOCOR (Note 2 -- Acquisitions), the Company accrued for certain acquisition-related costs in the amount of $10.0 million and $11.0 million, respectively. Upon consummation of these acquisitions, the related amounts were recognized as part of the relative purchase price.

  Notes receivable

     In July 1999, the Company advanced $10.0 million to a privately-held company pursuant to a promissory note that bore interest at Prime rate. The note was advanced in connection with the Company's evaluation of the obligor for potential acquisition. The Company decided not to proceed with an acquisition of the obligor and all the principal and interest due was subsequently repaid in January 2000. In August 1999, the Company advanced $5.0 million to docSpace pursuant to a promissory note. The note bore interest at the Prime rate of interest of 8.0% per annum. The amount was advanced in connection with the Company's evaluation of docSpace for potential acquisition. On March 8, 2000, the Company consummated its acquisition of docSpace and the note was included in the total purchase price. As of December 31, 1999, accrued interest amounted to approximately $572,000.

NOTE 7 -- INVESTMENTS

                                                         NET           NET
                                            COST      UNREALIZED    REALIZED     ESTIMATED
            DECEMBER 31, 1999               BASIS       GAINS       LOSSES(1)    FAIR VALUE
            -----------------              -------    ----------    ---------    ----------
             (IN THOUSANDS)
Marketable securities....................  $ 3,000      $7,926      $     --      $10,926
Non-marketable securities................    7,500          --            --        7,500
                                           -------      ------      --------      -------
                                           $10,500      $7,926      $     --      $18,426
                                           =======      ======      ========      =======
DECEMBER 31, 2000
(IN THOUSANDS)
Marketable securities....................  $ 3,510      $   --      $ (2,601)     $   909
Non-marketable securities................   24,200          --       (20,988)       3,212
Investment in Critical Path Pacific,
  equity method..........................    7,508          --        (1,019)       6,489
                                           -------      ------      --------      -------
                                           $35,218      $   --      $(24,608)     $10,610
                                           =======      ======      ========      =======

---------------
(1) Includes a write-down of $23.6 million for other-than-temporary impairment.

     The Company's investments consist of strategic equity investments in corporate partners, certain of which are publicly traded and marketable and certain of which are privately held. The Company's investments in marketable securities are stated at fair value, which is based on quoted market prices. Adjustments to the fair value of these investments are recorded as a component of other comprehensive income.

     During 2000, the Company determined that the impairment of certain of these investments was deemed to be other-than-temporary and recorded write downs of $23.6 million, consisting of $2.6 million in investments in marketable securities and $21.0 million in investments in non-marketable securities.

     In June 2000, the Company established a joint venture, Critical Path Pacific ("CP Pacific"), with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. The Company has invested $7.5 million and holds a 40% ownership interest in the joint venture. This investment is being accounted for using the equity method. During 2000, the Company recorded equity in net loss of joint venture of approximately $1.0 million.

CRITICAL PATH, INC.

NOTE 8 -- PROPERTY AND EQUIPMENT

                        DECEMBER 31                             1999        2000
                        -----------                           --------    --------
                                                                 (IN THOUSANDS)
Computer equipment and software.............................  $ 64,312    $124,413
Furniture and fixtures......................................     1,694       6,245
Leasehold improvements......................................     1,499       4,002
                                                              --------    --------
                                                                67,505     134,660
Less: Accumulated depreciation..............................   (14,988)    (49,356)
                                                              --------    --------
                                                              $ 52,517    $ 85,304
                                                              ========    ========

     At December 31, 1999 and 2000, property and equipment included $18.6 million and $21.5 million of assets under capital leases, respectively, and accumulated depreciation totaled $7.0 million and $13.6 million at December 31, 1999 and 2000, respectively.

     Depreciation expense totaled $1.0 million, $8.1 million and $34.4 million during 1998, 1999, and 2000, respectively.

NOTE 9 -- INTANGIBLE ASSETS

                      DECEMBER 31                          1999        2000
                      -----------                        --------    --------
                                                            (IN THOUSANDS)
Goodwill...............................................  $475,368    $     --
Existing technology....................................     9,940      45,372
Customer base..........................................    12,800      20,971
Assembled workforce....................................     6,960      10,270
Patent license.........................................     1,488         726
                                                         --------    --------
                                                          506,556      77,339
Less: Accumulated amortization.........................   (32,259)         --
                                                         --------    --------
                                                         $474,297    $ 77,339
                                                         ========    ========

     Amortization expense was $32.6 million and $374.0 million in 1999 and 2000. There were no intangible assets during 1998. Based on the types of identifiable intangibles acquired in 2000, amortization expense of $18.1 million was allocated to cost of net revenues and amortization expense of $355.9 million was allocated to operating expenses. All amortization expense was allocated to operating expenses in 1999. During 2000, the Company also recognized $3.7 million of acquired in-process research and development costs, expensed in the period the transaction was consummated. Additionally, a $1.29 billion impairment charge to reduce goodwill and other intangible assets was recognized in 2000. The remaining goodwill and identifiable intangibles balance of approximately $77.3 million will be amortized over the remaining useful lives, which approximate two years. These remaining identifiable intangible assets primarily relate to existing technology for some of the Company's licensed products which were acquired in 2000 and certain amounts related to assembled work forces which were acquired in 1999 and 2000. See also Note 17 -- Impairment of Long-Lived Assets.

NOTE 10 -- RELATED PARTY TRANSACTIONS

  Notes receivable from shareholders

     At December 31, 1999 and 2000, the Company had notes receivable from two shareholders, who were officers of the Company, related to purchases of Common Stock totaling $1,066,000 and $30,000. The notes accrue interest at 4.51% per annum and as of December 31, 1999 and 2000, accrued interest amounted to $58,000 and $109,000, respectively. The notes are full recourse and secured by the Company's Common Stock. In February 2001, these officers terminated their employment with the Company. In connection with

CRITICAL PATH, INC.

these terminations, the $1,066,000 note receivable will be due and payable on or before May 9, 2002 and the $30,000 note receivable is due and payable in May 2001.

  Notes receivable from employees

     At December 31, 1999 and 2000, the Company held notes receivable from officers and employees of Critical Path totaling $669,000 and $2.7 million, respectively. The notes accrued interest at rates of between 4.51% and 6.80% per annum. These notes are due and payable between November 2003 and February 2004, or 30 days following termination of the officer or employee. As of December 31, 1999 and 2000, accrued interest amounted to $34,000 and $72,000, respectively.

     In February 2001, certain officers and employees of the Company terminated their employment with the Company. In connection with these terminations, a $500,000 note receivable from an officer will be due and payable on or before March 9, 2002 and $319,000 in notes receivable from employees will be due and payable within 30 days of their respective termination.

  Revenues

     In April 1998, the Company entered into an email services agreement with a significant customer, who was also a shareholder. Net revenues from this shareholder approximated $605,000 and $2.4 million during 1998 and 1999, respectively. During 2000, net revenues from this shareholder were insignificant.

     The following is a summary of revenues and receivables associated with related parties:

                                                   REVENUES               RECEIVABLES
                                            ----------------------   ----------------------
          YEAR ENDED DECEMBER 31            1998    1999     2000    1998    1999     2000
          ----------------------            ----   ------   ------   ----   ------   ------
                                                            (IN THOUSANDS)
E*TRADE...................................  $605   $2,423   $  395   $--    $1,055   $   42
US West...................................    29      460    5,806    29       426      460
ICQ.......................................    --      267      240    --       267      105
                                            ----   ------   ------   ----   ------   ------
                                            $634   $3,150   $6,441   $29    $1,748   $  607
                                            ====   ======   ======   ====   ======   ======

  Expenses

     During 2000, the Company incurred $337,000 related to costs for travel on private aircraft owned or arranged by two officers of the Company.

NOTE 11 -- BORROWINGS

  Convertible Subordinated Notes

     On March 30, 2000, the Company issued $300.0 million of five-year, 5.75% Convertible Subordinated Notes ("Notes") due April 2005, to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Holders may convert the Notes into shares of Common Stock at any time before their maturity or the business day before their redemption or repurchase by the Company. The conversion rate is 9.8546 shares per $1,000 principal amount of Notes subject to adjustment in certain circumstances. This rate is equivalent to a conversion price of approximately $101.48 per share. These Notes are carried at cost and had an approximate fair value at December 31, 2000 of $201.0 million.

     The Company incurred approximately $10.8 million in debt issuance costs, consisting primarily of underwriting discount and legal and other professional fees. These costs have been capitalized and will be recognized as a component of interest expense on a straight-line basis, which approximates the effective interest method, over the five-year term of the Notes. During 2000, the Company recorded interest expense related to these debt issuance cost of $1.6 million.

CRITICAL PATH, INC.

     Interest of $8.7 million is payable on April 1 and October 1 of each year. As of December 31, 2000, there was approximately $4.3 million in interest payable, and during 2000 the Company recorded interest expense related to the Notes of $13.0 million. The Notes are subordinated in right of payment to all senior debt of the Company and effectively subordinated to all existing and future debt and other liabilities of the Company's subsidiaries.

     On or after the third business day after April 1, 2003, through March 31, 2004, the Company has the option to redeem all or a portion of the Notes that have not been previously converted at the redemption price equal to 102.30% of the principal amount. During the period from April 1, 2004 through March 31, 2005, the Company has the option to redeem all or a portion of the Notes that have been previously converted at the redemption price equal to 101.15% of the principal amount. Thereafter the redemption price is equal to 100% of principal amount. The Notes are non-callable for three years. In the event of a "Change in Control," as defined in Notes' Offering Circular, the Notes holders have the option of requiring the Company to repurchase any Notes held at a price of 100% of the principal amount of the Notes plus accrued interest to the date of repurchase.

NOTE 12 -- INCOME TAXES

     The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided current tax for foreign operations that are profitable. The Company has provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

     At December 31, 2000, the Company had approximately $274.0 million of federal and $211.0 million state net operating loss carryforwards available to offset future taxable income. Federal and state net operating loss carryforwards expire in varying amounts through 2020 for federal and 2006 for state purposes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. These carryforwards will begin to expire at various times starting in 2012 and 2005 for federal and state tax purposes, respectively.

     At December 31, 2000, the Company also had research and development credit carryforwards of approximately $4.0 million for federal and state purposes. The research and development credit carryforwards expire through 2020 for federal purposes, and do not expire for state purposes.

     The components of the provision for income taxes are as follows (in thousands):

                        DECEMBER 31,                          1999     2000
                        ------------                          ----    ------
Current:
  Federal...................................................  $--     $   --
  State.....................................................   --         --
  Foreign...................................................   --      6,513
                                                              ---     ------
                                                               --      6,513
Deferred:
  Federal...................................................   --         --
  State.....................................................   --         --
                                                              ---     ------
                                                               --         --
          Total provision for income taxes..................  $--     $6,513
                                                              ===     ======

CRITICAL PATH, INC.

     Deferred tax assets (liabilities) consist of the following (in thousands):

                        DECEMBER 31,                            1999        2000
                        ------------                          --------    --------
Deferred tax assets
  Net operating loss carryforwards..........................  $ 37,791    $ 98,254
  Tax credits...............................................     1,630       6,442
  Property and equipment....................................     2,295       1,085
  Accrued expenses..........................................     1,946      15,490
  Other.....................................................        77          --
                                                              --------    --------
          Total deferred tax assets.........................    43,739     121,271
Deferred tax liability
  Intangible assets.........................................   (18,379)    (26,917)
                                                              --------    --------
Net deferred taxes..........................................    25,360      94,354
                                                              ========    ========
Valuation allowance.........................................   (25,360)    (94,354)
                                                              ========    ========
Net deferred taxes..........................................  $     --    $     --
                                                              ========    ========

     The reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

                        DECEMBER 31,                           1999        2000
                        ------------                          ------      ------
Tax benefit at federal statutory rate.......................  (34.00)%    (34.00)%
State, net of federal benefit...............................   (5.83)      (0.54)
Stock based expenses........................................   12.71        0.41
Goodwill amortization.......................................    8.97        6.50
Intangible asset write off..................................    0.00       24.10
Research and development credits............................   (0.79)      (0.09)
Change in valuation allowance...............................   18.90        3.73
Foreign taxes...............................................    0.00        0.35
Other.......................................................    0.04       (0.12)
                                                              ------      ------
Provision for taxes.........................................    0.00%       0.34%
                                                              ======      ======

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2011. Rent expense during 1998, 1999 and 2000, totaled $220,000, $1.3 million and $5.8 million, respectively.

CRITICAL PATH, INC.

     Future minimum lease payments under noncancelable operating and capital leases are as follows:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
                                                                 (IN THOUSANDS)
YEAR ENDING DECEMBER 31
  2001......................................................  $10,098     $ 5,998
  2002......................................................    4,770       5,907
  2003......................................................      112       5,236
  2004......................................................       --       5,313
  2005......................................................       --      17,598
                                                              -------     -------
  Total minimum lease payments..............................   14,980     $40,052
                                                                          =======
  Less: Amount representing interest........................     (914)
  Unamortized discount......................................      (16)
                                                              -------
  Present value of capital lease obligations................   14,050
  Less: Current portion.....................................   (9,363)
                                                              -------
  Long-term portion of capital lease obligations............  $ 4,687
                                                              =======

  Equipment Lease Lines

     In April and May 1998, the Company entered into three separate financing agreements that provided for the acquisition of up to $6.5 million in equipment and the acquisition of up to $1.5 million in software and tenant improvements. These agreements limited acquisitions to $2.0 million in equipment acquisitions through April 30, 1999, $3.5 million in equipment acquisitions and $1.5 million in software and tenant improvements through May 1, 1999, and $1.0 million in equipment acquisitions through March 31, 2001, respectively. These amounts are payable over three-year periods, in monthly installments of principal and interest, with interest accruing at rates between 6.30% and 7.00% per annum. Approximately $1.0 million is collateralized by the related equipment acquired. In connection with two of the agreements, the Company issued warrants to purchase a total of 339,522 shares of Series A Preferred Stock at a purchase price of $0.72 per share. The Company estimated the fair value of these warrants at date of issuance totaled approximately $186,000 that is being amortized as interest expense over the term of the related lease obligation.

  Service Level Agreements

     Net revenues are derived from contractual relationships that typically have one to three year terms. Certain agreements require minimum performance standards regarding the availability and response time of email services. If these standards are not met, such contracts are subject to termination and the Company could be subject to monetary penalties.

  Contingencies

     The Company has certain obligations relating to a master distributor agreement with a reseller. Refer to Note 1 -- The Company and Summary of Significant Accounting Policies, License Revenue.

  Litigation and Investigations (Also see Note 22 -- Quarterly Financial Data (Unaudited))

     Securities Class Actions. Beginning on February 2, 2001, a number of securities class action complaints were filed against the Company, certain of its current and former officers and directors and its independent accountants, in the United States District Court for the Northern District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company's Common Stock during a purported class period; the alleged class periods vary among the complaints and are in the

CRITICAL PATH, INC.

process of being consolidated into a single action. The complaints generally allege that, in differing periods from April 2000 to February 1, 2001, the Company and other named defendants made false or misleading statements of material fact about the Company's financial statements, including its revenues, revenue recognition policies, business operations and prospects for the year 2000 and beyond. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company's Common Stock during certain periods.

     Derivative Actions. Beginning on February 5, 2001, the Company has been named as a nominal defendant in a number of derivative actions, purportedly brought on its behalf, filed in the Superior Court of the State of California. The derivative complaints allege that certain of its current and former officers and directors breached their fiduciary duties to the Company, were unjustly enriched by their sales of the Company's Common Stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. The plaintiffs seek unspecified damages on the Company's behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to the Company's benefit.

  Securities and Exchange Commission Investigation

     In February 2001, the Securities and Exchange Commission (the "SEC") issued a formal order of investigation of the Company and certain unidentified individuals associated with the Company with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company's securities. While the Company does not know the current status of the investigation or any possible actions that may be taken against the Company as a result, any SEC action against us could harm the Company's business.

     The uncertainty associated with substantial unresolved lawsuits and the SEC investigation could seriously harm the Company's business and financial condition. In particular, the lawsuits or the investigation could harm its relationships with existing customers and its ability to obtain new customers. The continued defense of the lawsuits and conduct of the investigation could also result in the diversion of management's time and attention away from business operations, which could harm the Company's business. Negative developments with respect to the lawsuits or the investigation could cause the Company's stock price to decline significantly. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits or the investigation by settlement or otherwise, the size of any such payment could seriously harm the Company's financial condition.

NOTE 14 -- MINORITY INTEREST IN SUBSIDIARY

     As of December 31, 2000, the Company owned a 72.87% interest in CP Italia, a consolidated subsidiary, which was acquired in connection with the acquisition of ISOCOR. For the year ended December 31, 2000, the minority interest in net income of CP Italia amounted to $649,000. In March 2001, the outstanding 27.13% interest in CP Italia was acquired for approximately $4.2 million.

CRITICAL PATH, INC.

NOTE 15 -- SHAREHOLDERS' EQUITY

     Changes in equity security shares outstanding were:

                 YEAR ENDED DECEMBER 31                    1998      1999       2000
                 ----------------------                   ------    -------    ------
                                                                (IN THOUSANDS)
Convertible Preferred Stock
  Shares outstanding, beginning of year.................      --     16,362        --
  Issuance of Series A..................................  12,725         --        --
  Issuance of Series B..................................   3,637      2,773        --
  Exercise of stock purchase rights and warrants........      --        777        --
  Conversion of Preferred Stock.........................      --    (19,912)       --
                                                          ------    -------    ------
     Shares outstanding, end of year....................  16,362         --        --
                                                          ------    -------    ------
Common Stock
  Shares outstanding, beginning of year.................   2,394      8,294    46,937
  Issuance of Common Stock..............................   3,864     17,285    19,958
  Exercise of stock options and warrants................   2,036      1,580     7,313
  Conversion of Preferred Stock.........................      --     19,912        --
  Purchase of Common Stock..............................      --       (134)      (73)
                                                          ------    -------    ------
     Shares outstanding, end of year....................   8,294     46,937    74,135
                                                          ======    =======    ======

  Incorporation and Authorized Capital

     The Company's Articles of Incorporation, as amended, authorize the Company to issue 500 million shares of Common Stock at $0.001 par value, and 5 million shares of Preferred Stock, at $0.001 par value. The holders of Preferred Stock have various voting and dividend rights as well as preferences in the event of liquidation.

  Preferred Stock

     In January 1999, the Company completed the second round of the Series B Preferred Stock financing through the issuance of 2,772,708 shares at $4.26 per share for net proceeds of approximately $10,749,000. In connection with this financing, the Company issued warrants to purchase 51,364 shares of Series B Preferred Stock at $4.26 per share to the placement agent. Prior to the closing of the Company's initial public offering, the Series B Preferred Stock placement agent sold back to the Company at $4.26 per share an aggregate of 53,293 shares held by the placement agent or its affiliates. As of the closing of the Company's initial public offering, all of the Series B Preferred Stock outstanding was converted into an aggregate of 19,912,000 shares of Common Stock at a conversion ratio of 1:1.

  Common Stock

     In January 1999, the Company sold 1,090,909 shares of Common Stock at a price of $2.20 per share to a customer that also agreed to provide marketing related services. In connection with the transactions, the Company recognized a charge totaling $2.2 million that was attributed to sales and marketing expense over the one-year term of the agreement.

     On March 29, 1999, the Company completed its initial public offering of 5,175,000 shares of Common Stock (including the exercise of the underwriters over allotment option) and realized net proceeds of $114.1 million.

     On June 2, 1999, the Company completed a follow-on public offering of 3,000,000 shares of Common Stock and realized net proceeds of $140.7 million.

CRITICAL PATH, INC.

  Warrants

  ICQ

     In January 1999, the Company entered into an agreement with ICQ, Inc., a subsidiary of AOL Time Warner, pursuant to which the Company provides email hosting services that are integrated with ICQ's instant messaging service provided to ICQ's customers. As part of the agreement, ICQ agreed to provide sub-branded advertising for the Company in exchange for a warrant to purchase 2,442,766 shares of Series B Preferred Stock, issuable upon attainment of each of five milestones.

     As of April 9, 2000, all five milestones had been attained. Using the Black-Scholes option-pricing model and assuming a term of seven years and expected volatility of 90%, the final revised aggregate fair value of all vested warrants was $93.8 million, which was being amortized to advertising expense using the straight-line method over four years. Aggregate charges to stock-based expenses of $27.4 million and $19.5 million were recorded during 1999 and 2000, respectively, related to these warrants. There were no related stock-based expenses recorded in 1998. In connection with the Company's review of its fourth quarter financial results, the Company recorded an impairment charge of $16.8 million. See also Note 17 -- Impairment of Long-Lived Assets. The adjusted fair value at December 31, 2000, of approximately $30.1 million will be amortized over the remaining benefit period of three years.

     On September 8, 2000, ICQ executed a net exercise of warrants to purchase 766,674 shares related to the attainment of the first of five milestones (the related gross number of warrants to purchase shares of the Company's Common Stock were 814,254 shares). On September 18, 2000, ICQ executed a net exercise of warrants to purchase 1,441,067 shares related to the attainment of the remaining four milestones (the related gross number of warrants to purchase shares of the Company's Common Stock were 1,628,512 shares).

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

CRITICAL PATH, INC.

     In October 1999, the first of the six milestones had been attained, using the Black-Scholes option-pricing model and assuming a term of 5 years and expected volatility of 90%, the final revised aggregate fair value of the vested warrants associated with the first milestone approximated $22.2 million, which is being amortized to advertising expense using the straight-line method over three years. The Company expects that future changes in the trading price of the Company's Common Stock at the end of each quarter, and at the time certain milestones are considered probable and achieved, may cause additional substantial changes in the ultimate amount of the related stock-based charges.

     As of December 31, 2000, only the first of the six milestones had been attained. None of the remaining milestones are considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones has not been recognized. During 1999 and 2000, $1.5 million and $7.4 million, respectively, was charged to stock-based expense related to the vested warrants. In connection with the Company's review of its fourth quarter financial results, the Company recorded an impairment charge of $4.8 million. See also Note 17 -- Impairment of Long-Lived Assets. The adjusted fair value at December 31, 2000, of approximately $8.6 million will be amortized over the remaining benefit period of two years.

  Worldsport Network Ltd.

     In December 1999, the Company entered into an agreement with Worldsport Network Ltd., the sole and exclusive provider of Internet solutions for the General Association of International Sports Federations ("GAISF") and a majority of the international federations it recognizes. Under the terms of the agreement, Worldsport offers the Company's web-based email and calendaring services to the entire GAISF network and its members. As part of the agreement, Worldsport agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase up to a 1.25% equity interest in the Company on a fully diluted basis upon attainment of each of five milestones based on the number of email boxes for which Worldsport registers and provides sub-branding. The warrants are exercisable for five years after becoming vested. Any warrants not vested within five years of the date of the agreement will be cancelled. The Company believes that this agreement could have a significant current and potential future impact on the Company's results of operations. However, Worldsport has filed for bankruptcy during 2000 and the Company now believes the warrants will ultimately expire unvested and unexercised.

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

     Using the Black-Scholes option pricing model and assuming a term of six years and expected volatility of 90%, the fair value of the warrants on the effective date of the agreement approximated $2.0 million, which is being amortized to general and administrative expenses using the straight-line method over ten years beginning January 2000. During 2000, approximately $200,000 was charged to stock-based expense related to the vested warrants.

  Telco

     In January 2000, docSpace entered into an agreement with a major telecommunications company ("Telco") pursuant to which docSpace would provide secure messaging services to the Telco's customers. As part of the agreement, Telco agreed to provide marketing, publicity, and promotional services to docSpace. As a result of the completion of the Company's acquisition of docSpace, the Company assumed warrants that

CRITICAL PATH, INC.

allowed Telco to purchase up to a maximum of 349,123 shares of Common Stock upon attainment of each of three milestones. The Company believes that this agreement could have a significant current and potential future impact on the Company's results of operations as a result of stock-based charges.

     Subsequent to the acquisition, the Company entered into discussions with Telco to modify their relationship. Accordingly, the vesting provisions of the proposed agreement were modified to reflect the requirements of the new relationship.

     As of December 31, 2000, none of the vesting milestones had been attained; however, the Company believes that all shares underlying these warrants are probable of issuance. As a result, the shares underlying these milestones were remeasured using the Black-Scholes option-pricing model, the December 31, 2000 closing price of the Company's Common Stock of $30.75 and assuming a term of seven years and expected volatility of 128%, resulting in a revised fair value of the warrants of $9.6 million. The fair value of the warrants will be recognized on a straight-line basis over the greater of the term of the contract or the expected period of benefit of the strategic relationship. During 2000, no amounts were recognized as stock-based expense related to these warrants.

     The Company expects that future changes in the trading price of the Company's Common Stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based charges.

  Stock Purchase Rights

     In February 1998, the Company entered into stock purchase agreements with three founders and sold 3,863,635 shares of the Company's Common Stock at $0.02 per share. Under the terms of the stock purchase agreements, the Company has the right to purchase the shares of Common Stock at the original issue price in the event any one of the founders ceases to be an employee of the Company. These repurchase rights lapse by 25% on the first anniversary of the vesting start date and ratably each month thereafter for 36 months. Repurchase rights with respect to 50% of the then unvested shares of Common Stock lapsed on the closing date of the Company's initial public offering. On September 1, 1999, 80,508 shares were repurchased in connection with the early termination of one of the founders. At December 31, 2000, 198,864 of these shares of Common Stock were subject to repurchase rights. In connection with the issuance of these shares, the Company recorded unearned compensation of $1,306,000 that is being recognized over the periods in which the Company's repurchase rights lapse. During 1998, 1999 and 2000, $344,000, $428,000 and $428,000, respectively, were recognized in related compensation expense.

     In October 1998, an officer exercised stock options to purchase 1,274,687 shares of the Company's Common Stock at a price of $0.84 per share. Under the terms of the option, the Company has the right to purchase the unvested shares of Common Stock at the original issue price in the event the officer ceases to be an employee of the Company. The repurchase rights lapse ratably each month for 48 months. At December 31, 1999 and 2000, 902,903 and 584,231 of these shares of Common Stock were subject to repurchase rights, respectively. In connection with the option grant preceding this transaction, the Company recognized unearned compensation totaling $3.8 million that is included in the aggregate unearned compensation charges discussed below. In February 2001, this officer's employment was terminated and the unvested portion of these stock options was accelerated, which will result in a charge to stock-based expenses in 2001.

  Employee Stock Purchase Plan

     During 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan ("ESPP"). The Company has authorized 600,000 shares for issuance. The number of shares of Common Stock reserved under the ESPP may be increased annually on January 1 of each year beginning in 2000 by an amount equal to 1% of the Company's issued and outstanding Common Stock. However, such increases are limited to 1,000,000

CRITICAL PATH, INC.

additional shares. Employees generally will be eligible to participate in the ESPP if the Company customarily employs them for more than 20 hours per week and more than five months in a calendar year and are not 5% or greater shareholders. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their compensation subject to certain maximum purchase limitations. The ESPP was implemented in a series of overlapping twenty-four month offering periods beginning on the effective date of the Company's initial public offering with subsequent offering periods beginning on the first trading day on or after May 1 and November 1 of each year. Purchases will occur on each April 30 and October 31 (the "Purchase Dates") during each participation period. Under the ESPP, eligible employees have the opportunity to purchase shares of Common Stock at a purchase price equal to 85% of the fair market value per share of Common Stock on either the start date of the offering period or the date on which the option is exercised, whichever is less. If the fair market value of the Common Stock on any Purchase Date (other than the final Purchase Date) is lower than the fair market value on the start date of that offering period, then all participants in that offering period will be automatically withdrawn from such offering period and re-enrolled in the offering period immediately following. Stock purchases under the ESPP in 1999 and 2000 were 42,495 and 112,665, respectively, at a price of $20.40 in 1999 and between $20.40 and $40.27 per share in 2000. As of December 31, 2000, 914,212 shares were available under the ESPP for future issuance.

  Stock Options

     During 1998 and 1999, the Company's Board of Directors adopted the 1998 Stock Option Plan and the 1999 Stock Option Plan (together, the "Option Plans"). The Option Plans provide for the granting of up to 31,788,741 stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options ("ISOs") or nonqualified stock options ("NSOs"). ISOs may be granted only to Company employees (including officers and directors). NSOs may be granted to Company employees and consultants.

     The Company has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company. At December 31, 1999 and 2000, a total of 830,672 and 1,598,793 shares, respectively, of the Company's Common Stock were reserved for outstanding shares issued under the assumed plans, and the related options are included in the table below.

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

     A summary of the status of the Company's stock option plans as of December 31, 1999, and 2000, and changes during the periods ending on those dates is presented below:

                                                                       1999                     2000
                                                              ----------------------   ----------------------
                                                                           WEIGHTED-                WEIGHTED-
                                                                            AVERAGE                  AVERAGE
                                                                           EXERCISE                 EXERCISE
                   YEAR ENDED DECEMBER 31                       SHARES       PRICE       SHARES       PRICE
                   ----------------------                     ----------   ---------   ----------   ---------
Options outstanding, beginning of year......................   7,752,556    $ 0.86     13,787,959    $15.12
Granted and assumed.........................................   8,315,363    $26.87     20,634,167    $51.30
Exercised...................................................  (1,247,665)   $ 1.32     (5,001,418)   $ 6.44
Canceled....................................................  (1,032,295)   $19.04     (7,313,495)   $41.78
                                                              ----------               ----------
Options outstanding, end of year............................  13,787,959    $15.12     22,107,213    $42.03
                                                              ==========               ==========

                       AT DECEMBER 31
                       --------------
Options exercisable.........................................   2,245,271      0.88      3,587,894     28.93
Weighted-average fair value of options granted during the
  period....................................................                $38.94                   $46.09

CRITICAL PATH, INC.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                        OPTIONS OUTSTANDING
                          -----------------------------------------------       OPTIONS EXERCISABLE
                                           WEIGHTED-                        ----------------------------
                                            AVERAGE          WEIGHTED-                      WEIGHTED-
                            NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
------------------------  -----------   ----------------   --------------   -----------   --------------
   $ 0.022 - $ 0.022         120,558          7.17             $ 0.02           31,778        $ 0.02
   $ 0.022 - $ 0.836       2,428,661          7.81             $ 0.81          613,799        $ 0.79
   $ 1.000 - $24.000       3,529,290          8.47             $ 8.41        1,055,914        $ 8.29
   $24.063 - $33.875       2,098,615          8.95             $31.75          505,329        $32.77
   $34.500 - $43.000       2,499,220          9.29             $42.36          241,890        $41.67
   $44.320 - $50.500       3,600,182          9.53             $48.58          518,734        $49.28
   $50.750 - $70.000       2,082,624          9.33             $61.18          352,291        $62.90
   $71.750 - $71.750       2,681,292          9.64             $71.75            3,750        $71.75
   $73.313 - $74.875         186,000          9.21             $73.64           28,039        $73.56
   $75.000 - $87.000       2,880,771          9.06             $75.19          236,370        $75.61
                          ----------                                         ---------
                          22,107,213          9.01             $42.03        3,587,894        $28.93
                          ==========                                         =========

     The compensation cost associated with the Company's stock-based compensation plans, determined using the minimum value method prescribed by SFAS No. 123, did not result in a material difference from the reported net loss during 1998. Had compensation cost been recognized based on the fair value at the date of grant for options granted during 1999 and 2000, the pro forma amounts of the Company's net loss and net loss per share would have been as follows:

                                                         1999          2000
               YEAR ENDED DECEMBER 31                 ----------    -----------
                                                      (IN THOUSANDS, EXCEPT PER
                                                           SHARE AMOUNTS)
Net loss -- as reported.............................  $(116,941)    (1,855,232)
Net loss -- pro forma...............................   (118,947)    (2,198,973)
Basic and diluted net loss per share -- as
  reported..........................................      (3.93)        (30.72)
Basic and diluted net loss per share -- pro forma...      (4.00)        (36.41)

     The Company calculated the minimum value and the fair value of each option grant on the date of grant during 1999 and 2000, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                              1999    2000
                   YEAR ENDED DECEMBER 31                     ----    -----
Risk-free interest rate.....................................   6.0%     6.0%
Expected lives (in years)...................................   4.0      4.0
Dividend yield..............................................   0.0%     0.0%
Expected volatility.........................................  90.0%   128.0%

  Unearned stock-based compensation

     In connection with certain stock option grants and Common Stock issuances to employees, directors and advisors during 1998 and 1999, the Company recognized unearned compensation totaling $19.9 million and $22.3 million, respectively, which is being amortized over the vesting periods of the related options. Amortization expense recognized during 1998, 1999, and 2000 totaled approximately $2.5 million, $17.6 million and $12.5 million, respectively.

     During 1999, the Company incurred a stock-based charge of approximately $2.0 million in connection with a severance agreement for a terminated employee. This expense was charged to cost of net revenues.

CRITICAL PATH, INC.

     During 2000, the Company incurred stock-based charges of approximately $5.7 million in connection with certain severance agreements for terminated employees. Approximately $3.4 million of this charge was included in employee severance expense in connection with the Company's plan to reduce worldwide headcount (Note 4 -- Employee Severance Expenses) and the remaining $2.3 million was included in stock-based expenses.

     In March 2001, the Company granted employee stock options with exercise prices below market value on the date of grant in connection with a program designed to provide incentives for current employees of the Company to continue their employment. The Company issued to certain existing employees approximately
13.5 million stock options vesting monthly over a 2-year period, which are expected to result in approximately $16.1 million in additional unearned compensation.

  Other comprehensive loss

                                                               1999     2000
                        DECEMBER 31                           ------    ----
(IN THOUSANDS)
Unrealized investment gains.................................  $7,926    $ --
Foreign currency translation adjustments....................     (97)    (74)
                                                              ------    ----
Other comprehensive income..................................  $7,829    $(74)
                                                              ======    ====

     There were no tax effects allocated to any components of other comprehensive income during 1999 and 2000 (Note 12 -- Income Taxes).

NOTE 17 -- IMPAIRMENT OF LONG-LIVED ASSETS

     As part of the Company's review of its fourth quarter financial results, an impairment assessment of its long-lived assets was performed. The assessment was performed primarily due to the significant decline in the Company's stock price, the net book value of assets significantly exceeding the Company's market capitalization, the significant underperformance of certain acquisitions relative to projections, the overall decline in industry growth rates, and the Company's lower fourth quarter actual and projected 2001 operating results compared to earlier forecasts. As a result, the Company recorded a $1.3 billion impairment charge to reduce goodwill and other intangible assets and deferred costs associated with its ICQ and Qwest relationships in the fourth quarter of 2000 to their estimated fair values. The estimates of fair values were based upon the discounted estimated cash flows of the Company for the succeeding three years using a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflects management's best estimates. The discount rate was primarily based upon the weighted average cost of capital for comparable companies.

NOTE 18 -- DEFINED CONTRIBUTION PLAN

     The Company maintains a defined contribution plan, the Critical Path 401(k) Plan, under which its employees are eligible to participate. Participants may make voluntary contributions based on a percentage of their compensation, within certain limitations. Under the plan, discretionary contributions may be made by the Company. Participants are fully vested in the Company's contributions after a specified number of years of service, as defined under the plan. No contributions have been made by the Company since its inception.

CRITICAL PATH, INC.

NOTE 19 -- LOSS PER SHARE

     Net loss per share is calculated as follows:

                                                     1998          1999            2000
                                                  ----------    -----------    -------------
             YEAR ENDED DECEMBER 31                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss........................................   $(11,461)     $(116,941)     $(1,852,465)
                                                   ========      =========      ===========
Weighted average shares outstanding.............      5,119         32,860           63,379
Weighted average common shares issued subject to
  repurchase agreements.........................     (1,220)        (2,830)          (1,493)
Shares held in escrow related to acquisitions...         --           (260)          (1,487)
                                                   --------      ---------      -----------
Shares used in computation of basic and diluted
  loss per share................................      3,899         29,770           60,399
                                                   ========      =========      ===========
Basic and diluted loss per share................   $  (2.94)     $   (3.93)     $    (30.67)
                                                   ========      =========      ===========

     During 1998, 1999 and 2000, there were 28,607,997, 19,164,493 and
7,907,018, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

NOTE 20 -- PRODUCT AND GEOGRAPHIC INFORMATION

     Revenue information on a product basis is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                         1998     1999        2000
                                                         ----    -------    --------
                                                               (IN THOUSANDS)
Net revenues
  License
     InScribe Messaging................................  $ --    $    --    $ 27,853
     Other.............................................    --         --      23,754
  Service
     Hosted Messaging..................................   897     15,057      37,280
     InScribe Fax Messaging............................    --      1,100      13,887
     Maintenance.......................................    --         --      10,966
     Professional Services.............................    --         --      14,527
     Other.............................................    --         --       7,386
                                                         ----    -------    --------
                                                         $897    $16,157    $135,653
                                                         ====    =======    ========

     Information regarding revenues and long-lived assets attributable to the Company's primary geographic regions is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                         1998     1999        2000
                                                         ----    -------    --------
                                                               (IN THOUSANDS)
Net revenues
  United States........................................  $897    $16,157    $ 83,864
  Europe
     Ireland...........................................    --         --      23,916
     Italy.............................................    --         --      14,708
     Other.............................................    --         --      13,165
                                                         ----    -------    --------
                                                         $897    $16,157    $135,653
                                                         ====    =======    ========

CRITICAL PATH, INC.

                                                                DECEMBER 31,
                                                       ------------------------------
                                                        1998       1999        2000
                                                       ------    --------    --------
                                                               (IN THOUSANDS)
Long-lived assets
  United States......................................  $4,687    $522,973    $156,142
  Other..............................................      --       3,841       6,501
                                                       ------    --------    --------
                                                       $4,687    $526,814    $162,643
                                                       ======    ========    ========

NOTE 21 -- SUBSEQUENT EVENTS

     Shareholder Rights Plan. In March 2001, the Board of Directors adopted a Shareholder Rights Plan. Under this plan, certain Rights will be distributed as a dividend at the rate of one Right for each share of the Company's Common Stock held by shareholders of record as of the close of business on May 15, 2001. The Rights Plan is designed to prevent an acquirer from gaining control of the Company without offering a fair and adequate price and terms to all of the Company's shareholders. The Rights Plan is intended to increase the Company's ability to negotiate with potential acquiring companies to maximize shareholder value and is not intended to interfere with takeover offers or other strategic alternatives that the Company's Board of Directors believes are in the shareholders' best interests. The Rights Plan was not adopted in response to any attempt to acquire the company.

NOTE 22 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     On January 30, 2001, the Company's financial management first became aware that certain software licensing contracts that had been recorded as revenue during the fourth quarter of 2000 appeared to be questionable. An unscheduled meeting of the Company's Board of Directors was convened on February 1, 2001, and following that meeting the Company issued a press release dated February 2, 2001 announcing that (a) it believed that its previously announced unaudited financial results for the fourth quarter of 2000 may have been materially misstated, (b) the Board of Directors had formed a special committee to conduct an investigation into the matter, and (c) the Company's president and vice president of worldwide sales had been placed on administrative leave related to the matter.

     On February 9, 2001, the Company issued a press release announcing management changes, including (a) the return to management of its chairman and a founder, (b) the promotion to president of its senior vice president of engineering and operations, (c) the resignation of its chief executive officer, and (d) the resignation of its president and vice president of worldwide sales who had been placed on administrative leave.

     On February 15, 2001, the Company announced that, based on the preliminary results of the investigation being conducted by the special committee of the Board of Directors, it would revise its previously announced unaudited financial results for the fourth quarter of 2000 and was reviewing certain specific transactions that were reported as revenue during the third quarter of 2000 based on new facts. The Company also announced that these unaudited results were preliminary and that further adjustments might need to be made.

     After the Company's February 15, 2001 announcement, the Company became aware of additional transactions previously reported as revenue during the third and fourth quarters of 2000 that should not have been recorded as revenue or that should have been recorded as revenue in later periods.

CRITICAL PATH, INC.

     Adjustments to the Company's reported third quarter results for the year 2000 were as follows (in thousands):

                                                                   2000
                                                              --------------
                                                                  THIRD
                                                                 QUARTER
                                                              --------------
                                                              (IN THOUSANDS)
Matters impacting revenues:
  - Software licensing and hosted messaging transactions for which revenues were recognized and it was subsequently
    determined that revenues, if any, should have been
    recognized in a later quarter...........................     $(3,948)
  - Software licensing transactions for which no revenue
    will be recognized primarily as a result of
    re-evaluating the judgment that management used in the
    application of accounting principles to these
    transactions............................................      (5,685)
                                                                 -------
Total revenue decrease......................................      (9,633)
                                                                 -------
Matter impacting costs and expenses:
  - Miscellaneous selling, general and administrative
    expense adjustments.....................................       1,565
                                                                 -------
Total net loss increase.....................................     $(8,068)
                                                                 =======

     As a result of the materially restated revenue for the third quarter of 2000 and the materially revised revenue for the fourth quarter of 2000, as well as the subsequent significant decline in the Company's Common Stock price, management determined that it was appropriate to re-evaluate whether the carrying values of its long-lived assets, primarily goodwill and other intangible assets including the deferred costs associated with its ICQ and Qwest relationships, were impaired as of December 31, 2000. A discounted cash flow analysis indicated the Company's long-lived assets were impaired and, as a result, the Company recorded an impairment charge aggregating $1.31 billion in the fourth quarter of 2000. In addition, in the fourth quarter of 2000 the Company determined that certain of its investments had suffered an other-than-temporary decline in value and accordingly recognized a loss of $23.6 million on the write-down of those investments to their fair value.

QUARTERLY RESULTS OF OPERATIONS

                                                         FIRST      SECOND     THIRD      FOURTH
                                                        --------   --------   --------   --------
                         1999                                        (IN THOUSANDS)
Net revenues..........................................  $  1,049   $  2,006   $  4,913   $  8,189
Gross profit (loss)...................................    (1,311)    (1,971)    (2,610)       492
Loss from operations..................................   (17,881)   (18,023)   (26,998)   (60,348)
Net loss..............................................   (17,594)   (16,321)   (24,324)   (58,702)
Net loss per share -- basic and diluted...............  $  (2.51)  $  (0.49)  $  (0.65)  $  (1.41)

                                                                      THIRD QUARTER
                                                                -------------------------
                                          FIRST      SECOND     AS REPORTED   AS RESTATED     FOURTH
                                         --------   ---------   -----------   -----------   -----------
                 2000                                            (IN THOUSANDS)
Net revenues...........................  $ 24,553   $  33,495    $  44,975     $  35,342    $    42,263
Gross profit (loss)....................     6,209      10,826       20,190        10,557        (13,860)
Loss from operations...................   (77,566)   (127,682)    (127,695)     (135,763)    (1,476,706)
Net loss...............................   (76,942)   (130,009)    (131,379)     (139,447)    (1,506,067)
Net loss per share -- basic and
  diluted..............................  $  (2.51)  $   (2.22)   $   (2.13)    $   (2.26)   $    (21.27)

                                                                     SCHEDULE II

                              CRITICAL PATH, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                 BALANCE AT     CHARGED TO                    BALANCE
                                                BEGINNING OF    COSTS AND     DEDUCTIONS-    AT END OF
           YEAR ENDED DECEMBER 31,                 PERIOD        EXPENSES     WRITE-OFFS      PERIOD
           -----------------------              ------------    ----------    -----------    ---------
2000..........................................     $  623         $5,492        $(2,590)      $3,525
1999..........................................     $   50         $  817        $  (244)      $  623
1998..........................................     $   --         $   50        $    --       $   50

     The above balances include the Company's sales reserve and provision for doubtful accounts.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 4th day of April, 2001.

                                          Critical Path, Inc.

                                          By:      /s/ DAVID C. HAYDEN
                                            ------------------------------------
                                                      David C. Hayden
                                              Executive Chairman of the Board

     Each person whose signature appears below constitutes and appoints Cynthia
D. Whitehead and Lawrence P. Reinhold and each of them, as attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

                   NAME                                           TITLE                        DATE
                   ----                                           -----                        ----
           /s/ DAVID C. HAYDEN                       Executive Chairman of the Board       April 4, 2001
------------------------------------------
             David C. Hayden

         /s/ CYNTHIA D. WHITEHEAD                               President                  April 4, 2001
------------------------------------------            (Principal Executive Officer)
           Cynthia D. Whitehead

         /s/ LAWRENCE P. REINHOLD                     Executive Vice President and         April 4, 2001
------------------------------------------               Chief Financial Officer
           Lawrence P. Reinhold                    (Principal Financial and Accounting
                                                                Officer)

             /s/ LISA GANSKY                               Executive Director              April 4, 2001
------------------------------------------
               Lisa Gansky

           /s/ KEVIN R. HARVEY                                  Director                   April 4, 2001
------------------------------------------
             Kevin R. Harvey

               /s/ AMY RAO                                      Director                   April 4, 2001
------------------------------------------
                 Amy Rao

            /s/ GEORGE ZACHARY                                  Director                   April 4, 2001
------------------------------------------
              George Zachary

                                 EXHIBIT INDEX

  2.1     Asset Purchase Agreement, dated May 26, 1999, between the
          Registrant and Fabrik Communications, Inc. (Incorporated by
          reference to Exhibit 2.1 to the Registrant's Registration on
          Form S-1/A (File No. 333-78197))
  2.2     Agreement and Plan of Reorganization, dated June 22, 1999, among Registrant, Amplitude Software Corp. and Apollo
          Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on
          August 31, 1999)
  2.3     Agreement and Plan of Reorganization, dated July 15, 1999, among Registrant, dotOne Corporation and dotOne Acquisition
          Corp. (Incorporated by reference to Exhibit 2.1 to the
          Registrant's Current Report on Form 8-K filed on August 2,
          1999)
  2.4     Agreement and Plan of Reorganization, dated October 8, 1999, by and among Registrant, Xeti Acquisition Corp. and Xeti,
          Inc. (Incorporated by reference to Exhibit 2.8 to the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1999)
  2.5     Agreement and Plan of Reorganization, dated October 20,
          1999, by and among Registrant, Initialize Acquisition Corp.
          and ISOCOR. (Incorporated by reference to Annex A to the
          Registrant's Registration Statement on Form S-4 (File No.
          333-92199))
  2.6     Agreement and Plan of Reorganization, dated November 2,
          1999, by and among Registrant, Wellfleet Acquisition Corp.
          and FaxNet Corporation. (Incorporated by reference to
          Exhibit 2.7 to the Registrant's Annual Report on Form 10-K
          for the year ended December 31, 1999)
  2.7     Agreement and Plan of Reorganization, dated November 3,
          1999, by and among Registrant, Compass Holding Corp.,
          Compass Acquisition Corp., 3034996 Nova Scotia Company,
          3034997 Nova Scotia Company and The docSpace Company.
          (Incorporated by reference to Exhibit 2.6 to the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1999)
  2.8     Agreement and Plan of Reorganization, dated January 28,
          2000, by and among Registrant, Inc., D.V. Acquisition Corp.
          and RemarQ Communities, Inc. (Incorporated by reference to
          Exhibit 2.5 to the Registrant's Annual Report on Form 10-K
          for the year ended December 31, 1999)
  2.9     Agreement and Plan of Reorganization, dated August 8, 2000, by and among Registrant, Prince Acquisition Corp. and
          PeerLogic, Inc. (Incorporated by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K filed on August
          8, 2000)
  3.1     Amended and Restated Articles of Incorporation (Incorporated
          by reference to Exhibit 3(i)(b) to the Registrant's
          Registration on Form S-1 (File No. 333-71499))
  3.2     Amendment to the Articles of Incorporation, dated January 5,
          2001
  3.3     Amended and Restated Bylaws. (Incorporated by reference to
          Exhibit 3(ii)(b) to the Registrant's Registration Statement
          on Form S-1 (File No. 333-71499))
  4.1     Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on
          Form S-1 (File No. 333-71499))
  4.2     Warrant to Purchase Preferred Stock dated September 11, 1998 issued by the Registrant to Hambrecht & Quist LLC.
          (Incorporated by reference to Exhibit 4.2 to the
          Registrant's Registration Statement on Form S-1 (File No.
          333-71499))
  4.3     Warrant to Purchase Preferred Stock dated January 13, 1999 issued by the Registrant to Hambrecht & Quist LLC.
          (Incorporated by reference to Exhibit 4.3 to the
          Registrant's Registration Statement on Form S-1 (File No.
          333-71499))
  4.4     Warrant to Purchase Common Stock dated January 29, 1999
          issued by the Registrant to America Online, Inc.
          (Incorporated by reference to Exhibit 4.4 to the
          Registrant's Registration Statement on Form S-1 (File No.
          333-71499))
  4.5     Indenture, dated March 31, 2000, by and between Registrant and State Street Bank and Trust Company of California, N.A.,
          Trustee, relating to the $300 million five-year, 5.75%
          Convertible Subordinated Notes due April 1, 2005
          (Incorporated by reference to Exhibit 4.5 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

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

 10.19 Email Services Agreement dated September 14, 1998 by and between the Registrant and Sprint Communications Company
          L.P. (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No.
          333-71499))
 10.20 Email Services Agreement dated March 19, 1998 by and between the Registrant and NTX, Inc. dba TABNet, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant's
          Registration Statement on Form S-1 (File No. 333-71499))
 10.21 QuickStart Loan and Security Agreement dated May 12, 1998 by and between the Registrant and Silicon Valley Bank.
          (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No.
          333-71499))
 10.22 Email Services Agreement dated January 29, 1999 by and between the Registrant and ICQ, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration
          Statement on Form S-1 (File No. 333-71499))
 10.23    Sublease dated February 8, 1999 by and between Times Direct
          Marketing, Inc. and the Registrant (Incorporated by reference to Exhibit 10.23 to the Registrant's Registration
          Statement on Form S-1 (File No. 333-71499))
 10.24    Promissory Note and Security Agreement dated January 26,
          1999 by and between the Registrant and Bill Rinehart.
          (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (File No.
          333-71499))
 10.25    Office lease dated December 1999 by and between Ecker-Folsom
          Properties, LLC and the Registrant. (Incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
 10.26    Office lease dated December 1999 by and between Ecker-Folsom
          Properties, LLC and the Registrant. (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)
 10.27    Secured Promissory Note and Security Agreement, dated
          January 18, 2000, by and between the Registrant and Mark
          Rubash. (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
 10.28    1999 Stock Option Plan and forms of agreements thereunder
          (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-8 (File No.
          333- 87553))
*10.29    Offer Letter, dated December 4, 2000, by and between the
          Registrant and Lawrence P. Reinhold
 10.30    Settlement Agreement and Mutual Release, effective as of
          December 7, 2000, by and between the Registrant and Mark
          Rubash
 10.31 Agreement and Release, dated February 9, 2001, by and between the Registrant and Douglas Hickey
 10.32 Form of Indemnification Agreement by and between the Registrant and each of its directors and officers
 21.1     List of Subsidiaries
 23.1     Consent of PricewaterhouseCoopers LLP, Independent
          Accountants
 24.1 Power of Attorney (see the Signatures section of this report)

---------------
* Confidential treatment requested with respect to portions of this exhibit.