Form 10-K/A
period 2000-12-31
CRITICAL PATH INC
filed 2001-04-30
CIK 1060801

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM    TO    .

                        COMMISSION FILE NUMBER: 000-25331

                                ----------------

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

                                ----------------

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

================================================================================

                               CRITICAL PATH, INC.

                                EXPLANATORY NOTE

         This amendment to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 reflects the addition of the information required by Part III of the report. We have made no further changes to the previously filed Form 10-K.


                                      INDEX

                                    PART III

                                                                                            Page

Item 10.    Directors and Executive Officers of the Registrant ...........................   3

Item 11.    Executive Compensation........................................................   3

Item 12.    Security Ownership of Certain Beneficial Owners and Management ...............   9

Item 13.    Certain Relationships and Related Party Transactions..........................  10

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 2000, its officers, directors and holders of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements with the exception of the following late filings: (a) Mr. Hayden, Executive Chairman of the Board, inadvertently failed to file in a timely manner: (i) Form 4s for the months of May, July, August, October, November and December in 2000 to report an aggregate of nineteen transactions, and (ii) a Form 5 for fiscal 2000 to report one transaction; and (b) to the Company's knowledge, Mr. Rinehart, the Company's former Vice President of Worldwide Sales, has failed to file in a timely manner a Form 5 for fiscal 2000 to report one transaction. In making this statement, the Company has relied upon the written representations of its directors and officers.

ADDITIONAL INFORMATION

         Additional information required by this item is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on May 5, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes all compensation earned by or paid to the Named Executive Officers (as defined in Item 13 below) for services rendered in all capacities to Critical Path during the fiscal years ended December 31, 2000, 1999 and 1998.

           SUMMARY COMPENSATION TABLE FOR THE LAST THREE FISCAL YEARS



                                                                                                                         Long-Term
                                                                                                                        Compensation
                                                                                                                           Awards
                                                                                  Annual Compensation                     Security
                                                                     ---------------------------------------------       Underlying
            Name and Principal Position                Fiscal Year       Salary          Bonus (1)        Other         Options (#)
                                                      ------------   --------------    ------------   ------------      -----------
         David C. Hayden (2)............................. 2000       $   124,455       $   200,000             --              --
           Executive Chairman of the Board of             1999           222,157                --             --              --
           Directors                                      1998           170,833           135,000             --       1,364,482

         Douglas T. Hickey (3) .......................... 2000           350,000           250,000        $61,281 (4)          --
           Former Chief Executive Officer                 1999           332,373                --         52,908 (5)          --
                                                          1998            51,136                --          8,818 (6)   2,549,374

         William H. Rinehart (7) ........................ 2000           194,000            25,000             --              --
           Former Vice President of Worldwide Sales       1999           185,000                --             --              --
                                                          1998            19,621                --             --         454,545

         Mark J. Rubash (8) ............................. 2000           180,888           250,000 (9)         --         475,000
           Former Executive Vice President and            1999                --                --             --              --
           Chief Financial Officer                        1998                --                --             --              --

         Mari E. Tangredi (10) .......................... 2000           185,000            60,000             --              --
           Former Executive Vice President of             1999           140,000                --             --              --
           Business Development, Sales and                1998           108,055            65,000             --         431,816
           Professional Services

         David A. Thatcher (11) ......................... 2000           309,000           185,000             --              --
           Former President                               1999           185,000                --             --              --
                                                          1998             9,110                --             --         848,836

         Cynthia Diana Whitehead (12) ................... 2000           185,000            30,000             --         100,000
           Former President                               1999           126,614            43,215             --         230,000
                                                          1998                --                --             --              --


----------

(1) The Company paid discretionary bonuses to certain of its officers in the first half of fiscal 2000.

(2) Mr. Hayden served as the Company's Chairman, President, Chief Executive Officer and Secretary from its inception in February 1997 to October 1998, and as its Chairman of the Board of Directors and an employee from October 1998 to July 2000. Mr. Hayden ceased to be an employee of the Company in July 2000, but continued as Chairman of the Board of Directors until his appointment as Executive Chairman of the Board in February 2001. Mr. Hayden was not compensated for his service as Chairman of the Board of Directors after he ceased to be an employee.

(3) Mr. Hickey served as Chief Executive Officer of the Company from October 1998 until his resignation in February 2001, and was also its President from October 1998 through January 2000.

(4) Includes $38,400 paid to Mr. Hickey for use of a corporate apartment, $10,881 for use of a corporate automobile and $12,000 for investment advisory fees.

(5) Includes $38, 400 paid to Mr. Hickey for use of a corporate apartment and $14,508 for use of a corporate automobile.

(6) Includes $6,400 paid to Mr. Hickey for use of a corporate apartment and $2,418 for use of a corporate automobile.

(7) Mr. Rinehart commenced his employment with the Company in November 1998 and served as the Company's Vice President of Worldwide Sales upon his separation from the Company in February 2001.

(8) Mr. Rubash served as the Company's Executive Vice President and Chief Financial Officer from January 2000 until his resignation in December 2000.

(9) Mr. Rubash received a bonus payment of $250,000 in connection with the settlement agreement and mutual release he entered into with the Company in December 2000.

(10) Ms. Tangredi commenced her employment with the Company in February 1998 and served as its Executive Vice President of Business Development, Sales and Professional Services at the time of her termination in April 2001.

(11) Mr. Thatcher served as the Company's Executive Vice President, Chief Financial Officer and Secretary from December 1998 to January 2000, and as its President and Secretary from January 2000 until his separation from the Company in February 2001.

(12) Ms. Whitehead commenced her employment with the Company in March 1999 and served as its President at the time of her termination in April 2001.


                        OPTION GRANTS IN FISCAL YEAR 2000

                                                                                                     POTENTIAL REALIZABLE VALUE
                                                      PERCENTAGE OF                                    AT ASSUMED ANNUAL RATES
                                                      TOTAL OPTIONS                                  OF STOCK PRICE APPRECIATION
                                                        GRANTED TO     EXERCISE FOR                     FOR OPTION TERMS(3)(4)
                                         OPTIONS       EMPLOYEES IN    BASE PRICE     EXPIRATION   -------------------------------
    NAME                                 GRANTED (1)     2000 (2)      ($/SHARE)(3)      DATE             5%              10%
    ----                                ------------  ---------------  ------------  ------------  ---------------  --------------
    David C. Hayden...................          --               --            --            --               --              --
    Douglas T. Hickey.................          --               --            --            --               --              --
    William H. Rinehart...............          --               --            --            --               --              --
    Mark J. Rubash....................     475,000             2.60%    $ 66.6875      01/18/04     $ 19,921,220    $ 50,484,283
    Mari E. Tangredi..................          --               --            --            --               --              --
    David A. Thatcher.................          --               --            --            --               --              --
    Cynthia Diana Whitehead...........     100,000             0.05%    $   50.50      01/01/04     $  3,175,918    $  8,048,399


----------

(1) These non-qualified stock options had a ten-year term, vested ratably on a monthly basis, and were to become fully vested on the fourth anniversary of the vest start date, but were each terminated due to the resignation or termination of the officer's employment with the Company.

(2) Based on options to purchase an aggregate of 18,292,397 shares of Common Stock granted during fiscal 2000.

(3) The exercise price was equal to the closing price of the Company's Common Stock on Nasdaq, on the date of grant.

(4) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent Critical Path's estimate or projection of the future common stock price. There can be no assurance that any of the values reflected in the table will be achieved.

                          FISCAL YEAR END OPTION VALUES

    The following table provides summary information concerning stock options held as of December 31, 2000 by each of the Named Executive Officers. Six of the Named Executive Officers exercised options in 2000.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                                                                     NUMBER OF               VALUE OF UNEXERCISED
                                                                                UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS AT
                                              SHARES                             AT FISCAL YEAR-END           FISCAL YEAR-END (2)
                                             ACQUIRED          VALUE         --------------------------  --------------------------
NAME                                        ON EXERCISE      REALIZED (1)    EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                                       ------------  ------------------  -----------  -------------  -----------  -------------
David C. Hayden ......................      1,335,226         $71,098,070           --         28,410     $       --   $   872,982
Douglas T. Hickey (3).................         29,000             909,194      230,169      1,015,518     $6,885,275   $30,378,205
William H. Rinehart...................        198,864          10,058,310           --        217,803     $       --   $ 6,515,359
Mark J. Rubash........................             --                  --       98,958             --     $       --   $        --
Mari E. Tangredi......................         36,000           2,214,998      118,601        144,889     $3,531,037   $ 4,296,564
David A. Thatcher.....................        102,000           7,338,228      186,055        288,055     $5,565,649   $ 8,616,877
Cynthia Diana Whitehead...............         35,000           1,101,800       88,541        206,459     $  442,969   $   873,281

----------

(1) The value realized is calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at the time of exercise.

(2) The value of unexercised in-the-money options at fiscal year-end is based on a price per share of $30.75, the closing price quoted on Nasdaq as of December 29, 2000, less the exercise price.

(3) Mr. Hickey's option agreements allowed for early exercise subject to repurchase by the Company over the vesting period. Shares that would, as of December 31, 2000, be subject to repurchase if issued upon the exercise of options, are reflected in the "Unexercisable" columns in the table above.

COMPENSATION OF DIRECTORS

    Critical Path reimburses each member of its Board of Directors for out-of-pocket expenses incurred in connection with attending Board meetings. No member of Critical Path's Board of Directors receives any additional cash compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDE PARTICIPATION

    During fiscal 2000, Lisa Gansky and Kevin Harvey, two of the Company's non-employee directors, served on the Compensation Committee. During fiscal 2000, no member of the Company's Board of Directors or Compensation Committee served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

SEVERANCE AGREEMENTS

     Mark Rubash resigned as Executive Vice President and Chief Financial Officer of the Company in December 2000. In connection with his resignation, Mr. Rubash entered into a settlement agreement and mutual release. Pursuant to the agreement, Mr. Rubash received a bonus payment of $250,000.

     Douglas Hickey resigned as Chief Executive Officer of the Company in February 2001. In connection with his resignation, Mr. Hickey entered into an agreement and release detailing his resignation from the Company. Pursuant to the agreement, Mr. Hickey received (i) nine months base salary plus automobile allowance, (ii) immediate vesting of all stock options that would vest on or prior to August 9, 2001, (iii) continuing health benefit coverage through February 2002, including payment for his annual physical and related travel expenses, (iv) continuation of existing financial planning services, and (v) use of the Company's corporate apartment until May 2001. The Company and Mr. Hickey were parties to a letter agreement dated October 1, 1998 governing his employment with the Company. The agreement had set forth Mr. Hickey's compensation level and eligibility for salary increases, bonuses, benefits and option grants under the 1998 Stock Plan. In connection with his employment agreement, Mr. Hickey also received a loan in the amount of $500,000, bearing interest at 4.51%. The repayment of the loan has been extended until March 2002 and shall remain nonrecourse.

                      REPORT OF THE COMPENSATION COMMITTEE

     The Company applies a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premise that the achievements of the Company result from the coordinated efforts of all individuals working toward common objectives. The Company strives to achieve those objectives through teamwork that is focused on meeting the expectations of customers and shareholders.

COMPENSATION PHILOSOPHY

     The goals of the compensation program are to align compensation with business objectives and performance, and to enable the Company to attract, retain and reward executive officers whose contributions are critical to the long-term success of the Company. The Company's compensation program for executive officers is based on the same four principles applicable worldwide to compensation decisions for all employees of the Company:

     -  The Company pays competitively.

        The Company is committed to maintaining a pay program that helps attract and retain the best people in the industry. To ensure that pay is competitive, the Company regularly compares its pay practices with those of other leading companies and sets its pay parameters based in part on this review.

     -  The Company pays for sustained performance.

        Executive officers are rewarded based upon corporate performance, business unit performance and individual performance. Corporate performance and business unit performance are evaluated by reviewing the extent to which strategic and business plan goals are met, including such factors as profitability, performance relative to competitors and timely new product introductions. Individual performance is evaluated by reviewing organizational and management development progress against set objectives and the degree to which teamwork and Company values are fostered.

     -  The Company strives for fairness in the administration of pay.

        The Company strives to compensate a particular individual equitably compared to other executives at similar levels both inside the Company and at comparable companies.

     - The Company believes that employees, including executive officers, should understand the performance evaluation and pay administration process.

        The process of assessing the performance is as follows:

          1. At the beginning of the performance cycle, the evaluating manager and the employee, or the Compensation Committee and the executive officer, set and agree upon objectives and key goals.

          2. The evaluating manager gives the employee ongoing feedback on performance.

          3. At the end of the performance cycle, the manager evaluates the accomplishment of objectives and key goals.

          4. The evaluating manager communicates the comparative results to the employee.

          5. The comparative results affect decisions on salary and, if applicable, stock incentives.

COMPENSATION VEHICLES

      The Company has had a successful history of using a simple total compensation program that consists of cash and equity-based compensation. Having a compensation program that allows the Company to attract and retain key employees permits it to provide useful products and services to customers, enhance shareholder value, motivate technological innovation, foster teamwork, and adequately reward employees. The vehicles are:

      CASH-BASED COMPENSATION

      Salary

            The Company establishes salary ranges for employees, including executive officers, by reviewing the aggregate of base salaries for competitive positions in the market. The Company uses salary survey data and generally, the Company sets its competitive salary midpoint for an executive officer position at the median level compared to those companies it surveys. The Company then creates a salary range based on this midpoint. The range is designed to place an executive officer at, above or below the midpoint, according to that officer's overall individual performance. As described above, overall individual performance is measured against the following factors: long-term strategic goals, short-term business goals, the development of employees and the fostering of teamwork and other Company values. In both setting goals and measuring an executive officer's performance against those goals, the Company takes into account the performance of its competitors and general economic and market conditions. None of the factors included in the Company's strategic and business goals is assigned a specific weight. Instead, the Company recognizes that these factors may change in order to adapt to specific business challenges and to changing economic and marketplace conditions.

            The Company does not have a formal bonus plan. However, discretionary bonuses were paid to certain officers in fiscal 2000.

      EQUITY-BASED COMPENSATION

      Stock Incentive Program

            The purpose of this program is to provide additional incentives to employees to work towards maximizing shareholder value. The Company also recognizes that a stock incentive program is a necessary element of a competitive compensation package for its employees. The program utilizes vesting periods to encourage key employees to continue in the employ of the Company and thereby acts as a retention device for key employees. The Company believes that the program encourages employees to maintain a long-term perspective.

CEO COMPENSATION

      Douglas T. Hickey served as the Chief Executive Officer and a director of Critical Path from October 1998 to February 2001, and was also President of the Company from October 1998 through January 2000. The Compensation Committee used the same compensation policy described above for all employees to determine Mr. Hickey's fiscal 2000 compensation.

      In setting both the cash-based and equity-based elements of Mr. Hickey's compensation, the Compensation Committee made an overall assessment of Mr. Hickey's leadership in achieving the Company's long-term strategic and business goals.

                                          COMPENSATION COMMITTEE

                                          Lisa A. Gansky
                                          George Zachary

                            STOCK PERFORMANCE GRAPH

     The graph below compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Stock Market (U.S. companies) Index and the JP Morgan H&Q Internet 100 Index (formerly the Chase Internet Index). The period shown commences on March 29, 1999, the Company's first trading day on NASDAQ, and ends on December 31, 2000, the end of the Company's last fiscal year. The graph assumes an investment of $100 on March 29, 1999, and the reinvestment of any dividends.

     The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of the Company's Common Stock.

                COMPARISON OF 21 MONTH CUMULATIVE TOTAL RETURN*
        AMONG CRITICAL PATH, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                    AND THE JP MORGAN H&Q INTERNET 100 INDEX

                              3/29/99    3/99    6/99    9/99   12/99    3/00    6/00    9/00   12/00
                              -------    ----    ----    ----   -----    ----    ----    ----   -----
Critical Path, Inc.           100.00    116.69   83.97   61.24  143.26  129.03   88.52   92.22  46.68
NASDAQ Stock Market (U.S.)    100.00     98.70  107.97  110.86  163.55  183.58  159.63  146.89  98.32
JP Morgan H&Q Internet 100    100.00     98.56  101.51  104.35  202.00  210.89  156.52  150.57  77.32

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Amendment No. 1 to Annual Report on Form 10-K, in whole or in part, the preceding Report of the Compensation Committee and the preceding Performance Graph shall not be incorporated by reference into any of these filings; nor shall the report or graph be incorporated by reference into any future filings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of common stock as of April 16, 2001 by:

    o each person or entity known to Critical Path to own beneficially more than 5% of Critical Path's Common Stock;

    o   each of Critical Path's directors;

    o the Chief Executive Officer of the Company as of December 31, 2000, each of the four other most highly compensated executive officers of the Company whose total salary and bonus exceeded $100,000 during the year ended December 31, 2000, and two former executive officers whose total salary and bonus exceeded $100,000 during the year ended December 31, 2000 (collectively, the "Named Executive Officers"); and

    o   all executive officers and directors as a group.

                                                                                                       SHARES BENEFICIALLY
                                                                                                            OWNED (2)
      NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                                         NUMBER       PERCENT
      ----------------------------------------                                                      ------------  ---------
      FMR Corp. (3)
        c/o Fidelity Management & Research Company
        82 Devonshire Street
        Boston, MA 02109........................................................................       9,207,551    12.4%

      Putnam Investments, LLC (4)
        One Post Office Square
        Boston, MA 02109........................................................................       5,067,902     6.8%

      David C. Hayden (5).......................................................................       2,271,672     3.1%

      Lisa A. Gansky ...........................................................................         162,137      *

      Kevin M. Harvey (6) ......................................................................       1,886,919     2.5%

      Amy Rao...................................................................................               0      *

      George Zachary ...........................................................................          58,824      *

      Douglas T. Hickey (7).....................................................................       1,269,410     1.7%


                                                                                                       SHARES BENEFICIALLY
                                                                                                            OWNED (2)
      NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                                         NUMBER       PERCENT
      ----------------------------------------                                                      ------------  ---------
      William H. Rinehart ......................................................................         132,325      *

      Mark J. Rubash ...........................................................................               0      *

      Mari E. Tangredi (8)......................................................................         325,490      *

      David A. Thatcher ........................................................................         224,060      *

      Cynthia Diana Whitehead (9)...............................................................         113,293      *

      All directors and executive officers as a group (17 persons) (10).........................       6,632,183     8.8%

----------

        *Less than 1%.

         (1) Unless otherwise indicated, the address for each of the executive officers and directors above is c/o Critical Path, Inc., 532 Folsom Street, San Francisco, California 94105.

         (2) Applicable percentage ownership is based on 74,253,706 shares of Common Stock outstanding as of April 16, 2001. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 16, 2001 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder's name.

          (3) FMR Corp. filed Amendment No. 1 to a Schedule 13G, dated February 14, 2001, with the Securities and Exchange Commission on behalf of itself and related parties. FMR Corp. reported sole voting power over 421,961 shares and sole dispositive power over 9,207,551 shares.

         (4) Putnam Investments, LLC ("Putnam Investments") filed a Schedule 13G, dated February 13, 2001, with the Securities and Exchange Commission on behalf of itself and related parties. Putnam Investments reported sole voting power over none of the shares and sole dispositive power over 5,067,902 shares.

         (5) Includes 29,256 shares subject to options exercisable within 60 days after April 16, 2001.

         (6) Includes 1,686,769 shares held by Benchmark Capital Partners II, L.P., of which Mr. Harvey is a managing partner. Mr. Harvey disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein.

         (7) Includes 18,180 shares held in the name of Mr. Hickey's minor childrens' name.

         (8) Includes 263,490 shares subject to options exercisable within 60 days after April 16, 2001.

         (9) Includes 111,250 shares subject to options exercisable within 60 days after April 16, 2001.

        (10) See Footnotes (5) through (9). Includes 1,138,811 shares subject to options exercisable within 60 days after April 16, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

ACQUISITION

     In March 2000, the Company acquired RemarQ Communities, Inc. ("RemarQ") for a total purchase price of approximately $267.6 million consisting of Common Stock valued at $259.3 million, assumed stock options with an estimated fair market value of $7.7 million, and other acquisition related expenses of approximately $600,000. At the time of the acquisition, Benchmark Capital Partners II, L.P. ("Benchmark") held approximately 29% of RemarQ's outstanding shares. Kevin Harvey is a managing member of Benchmark and served as a director of RemarQ. Additionally, David Hayden and Lisa Gansky each served on RemarQ's advisory Board and held a nominal number of RemarQ stock options.

LOANS TO OFFICERS

     In November 1998, the Company loaned Douglas Hickey, the Company's former Chief Executive Officer, $1.1 million pursuant to a promissory note bearing interest at the rate of 4.51% per annum. In connection with Mr. Hickey's resignation from the Company, the repayment of the loan has been extended to May 2002.

     In January 1999, the Company loaned William Rinehart, the Company's former Vice President of Worldwide Sales, $65,000 pursuant to a promissory note bearing interest at the rate of 4.64% per annum. The note is presently due and payable.

     In January 2000, the Company loaned Mark Rubash, the Company's former Executive Vice President and Chief Financial Officer, $100,000. The loan was repaid in full in December 2000 in connection with Mr. Rubash's resignation from the Company.

     In December 2000, the Company loaned Lawrence Reinhold, the Company's Executive Vice President and Chief Financial Officer, $1.7 million. The loan accrues interest at 6.0% per annum and both principal and accrued interest are being forgiven over a specified period. Additionally, the repayment of the outstanding loan is subject to certain change of control and employment termination criteria.

COMMERCIAL RELATIONSHIPS

    During 2000, the Company leased an aircraft, for use by certain officers of the Company, from D Squared LLC, in which Douglas Hickey and David Thatcher, the Company's former Chief Executive Officer and former President respectively, had a direct investment. The aggregate amount billed to the Company for the use of the aircraft or other aircraft arranged through D Squared LLC aggregated approximately $337,000.

    In March 2001, the Company entered into an agreement with Vectis Group, LLC ("Vectis Group") to engage Vectis Group to act as an advisor to the Company with respect to various strategic alternatives the Company is currently exploring. The agreement provides Vectis Group with (i) a $50,000 monthly retainer during the term of the agreement, (ii) the issuance of a warrant to purchase 500,000 shares of the Company's Common Stock at a price of $2.00 per share, and (iii) transaction fees in connection with certain dispositions or acquisitions consummated during the term of the agreement or within certain periods from the termination of such agreement. The agreement may be terminated at the option of either party, but Vectis Group may be entitled to transaction fees under certain scenarios for two years following the termination of the agreement. William McGlashan, Jr., who was appointed the Company's interim Chief Operating Officer in April 2001, serves as the Chief Executive Officer of Vectis Group and holds significant beneficial ownership in Vectis Group. David Hayden, the Company's Executive Chairman of the Board, serves on the Executive and Advisory Boards of Vectis Group. Additionally, Archipelago, of which Mr. Hayden is Executive Chairman and founder, serves as an investment partner to Vectis Group. Mr. Hayden does not have any equity or voting interest in Vectis Group and will not receive any direct or indirect compensation related to the Company's relationship with Vectis Group.


INDEMNIFICATION

    The Company's articles of incorporation limit the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the California Corporations Code. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

    The Company's bylaws provide that the Company may indemnify its directors and officers to the fullest extent permitted by California law, including in circumstances in which indemnification is otherwise discretionary under California law. The Company also has entered into indemnification agreements with its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms.

RELATED TRANSACTIONS POLICY

    The Company believes that the foregoing transactions were in its best interests. It is the Company's current policy that all transactions by the Company with officers, directors, five percent shareholders and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested independent directors, are on terms no less favorable to the Company than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 30th day of April, 2001.

                                      Critical Path, Inc.

                                      By: /s/   LAWRENCE P. REINHOLD
                                          --------------------------------
                                                Lawrence P. Reinhold
                                            Executive Vice President and
                                              Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.



                         Name                                                    Title                                   Date
                         ----                                                    -----                                   ----
                           *                                        Executive Chairman of the Board                 April 30, 2001
-----------------------------------------------------
                    David C. Hayden

                  /s/ WILLIAM E. MCGLASHAN, JR.                         Chief Operating Officer                     April 30, 2001
-----------------------------------------------------                (Principal Executive Officer)
                    William E. McGlashan Jr.

               /s/ LAWRENCE P. REINHOLD                              Executive Vice President and                   April 30, 2001
-----------------------------------------------------                 Chief Financial Officer
                 Lawrence P. Reinhold                        (Principal Financial and Accounting Officer)


                           *                                              Executive Director                        April 30, 2001
-----------------------------------------------------
                      Lisa A. Gansky

                           *                                                   Director                             April 30, 2001
-----------------------------------------------------
                    Kevin R. Harvey

                           *                                                   Director                             April 30, 2001
-----------------------------------------------------
                        Amy Rao

                           *                                                   Director                             April 30, 2001
-----------------------------------------------------
                    George Zachary


                                     *By: /s/   LAWRENCE P. REINHOLD
                                          --------------------------------
                                                Lawrence P. Reinhold
                                                  Attorney-in-fact