Form 10-Q
period 2001-03-31
CRITICAL PATH INC
filed 2001-05-15
CIK 1060801

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                       COMMISSION FILE NUMBER: 000-25331

                              CRITICAL PATH, INC.

           A CALIFORNIA CORPORATION                    I.R.S. EMPLOYER NO. 91-1788300

                               532 FOLSOM STREET
                        SAN FRANCISCO, CALIFORNIA 94105
                                  415-808-8800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of April 30, 2000, the company had outstanding 74,591,239 shares of common stock, $0.001 par value per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CRITICAL PATH, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
         PART I
Item 1.  Condensed Consolidated Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet........................    1
         Condensed Consolidated Statement of Operations..............    2
         Condensed Consolidated Statement of Cash Flows..............    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
         Supplemental Pro Forma Financial Data (Unaudited)...........   17
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   18

         PART II
Item 1.  Legal Proceedings...........................................   19
Item 6.  Exhibits and Reports on Form 8-K............................   20

     The following Condensed Consolidated Financial Statements and Notes thereto of Critical Path, Inc. and discussions contain forward-looking statements. Our actual results may differ significantly from those projected in these forward-looking statements. The words "anticipate," "expect," "intend," "plan," "believe," "seek," and "estimate" and similar expressions are intended to identify forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, difficulties of forecasting future results due to our limited operating history, evolving business strategy and the emerging nature of the market for our products and services, pending litigation and SEC investigation, turnover of senior management and other key personnel, difficulties of integrating acquired businesses, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, risks associated with our international operations, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors That May Affect Future Operating Results" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. We have no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

                                     PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              CRITICAL PATH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,     MARCH 31,
                                                                  2000           2001
                                                              ------------    -----------
                                                                              (UNAUDITED)
Current assets
  Cash and cash equivalents.................................  $   216,542     $   171,634
  Restricted cash...........................................          215             158
  Accounts receivable, net..................................       38,938          29,485
  Other current assets......................................       10,252           9,457
                                                              -----------     -----------
          Total current assets..............................      265,947         210,734
Investments.................................................       10,610          10,136
Notes receivable from officers..............................        2,702           2,237
Property and equipment, net.................................       85,304          80,764
Intangible assets, net......................................       77,339          68,379
Other assets................................................        8,953          10,544
                                                              -----------     -----------
          Total assets......................................  $   450,855     $   382,794
                                                              ===========     ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $    43,710     $    33,292
  Accrued expenses..........................................       10,377           8,400
  Deferred revenue..........................................       15,720          16,939
  Capital lease and other obligations, current..............        9,363           8,575
                                                              -----------     -----------
          Total current liabilities.........................       79,170          67,206
Convertible subordinated notes payable......................      300,000         300,000
Capital lease and other obligations, long-term..............        4,687           3,132
                                                              -----------     -----------
          Total liabilities.................................      383,857         370,338
                                                              -----------     -----------
Commitments and contingencies
Minority interest in consolidated subsidiary................          649              --
                                                              -----------     -----------
Shareholders' equity
  Preferred Stock and paid-in-capital, $0.001 par value
     Shares authorized: 5,000
     Shares issued and outstanding: none....................           --              --
  Common Stock and paid-in-capital, $0.001 par value
     Shares authorized: 150,000 and 500,000, respectively
     Shares issued and outstanding: 74,135 and 74,295,
      respectively..........................................    2,130,329       2,144,546
  Notes receivable from shareholders........................       (1,205)         (1,217)
  Unearned compensation.....................................      (80,760)        (78,275)
  Accumulated deficit, including other comprehensive
     income.................................................   (1,982,015)     (2,052,598)
                                                              -----------     -----------
          Total shareholders' equity........................       66,349          12,456
                                                              -----------     -----------
          Total liabilities and shareholders' equity........  $   450,855     $   382,794
                                                              ===========     ===========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                              CRITICAL PATH, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                               MARCH 31,    MARCH 31,
                                                                 2000         2001
                                                              -----------   ---------
                                                                    (UNAUDITED)
Net revenues
  Software license..........................................   $ 11,070     $  5,550
  Hosted messaging..........................................      9,095       14,439
  Professional service......................................      2,493        3,417
  Maintenance and support...................................      1,895        3,737
                                                               --------     --------
          Total net revenues................................     24,553       27,143
                                                               --------     --------
Cost of net revenues
  Software license..........................................      1,007          291
  Hosted messaging (excludes $493 and $385 in stock-based
     expenses)..............................................     11,880       17,938
  Professional service (excludes $0 and $433 in stock-based
     expenses)..............................................      1,056        2,966
  Maintenance and support (excludes $0 and $485 in
     stock-based expenses)..................................      1,404        2,586
  Amortization of purchased technology......................      2,114        5,672
  Acquisition-related retention bonuses.....................        390           --
  Stock-based expenses......................................        493        1,303
                                                               --------     --------
          Total cost of net revenues........................     18,344       30,756
                                                               --------     --------
Gross profit (loss).........................................      6,209       (3,613)
                                                               --------     --------
Operating expenses
  Sales and marketing (excludes $5,249 and $6,600 in
     stock-based expenses)..................................     13,605       18,712
  Research and development (excludes $477 and $1,097 in
     stock-based expenses)..................................      6,323        9,934
  General and administrative (excludes $977 and $8,733 in
     stock-based expenses)..................................      6,766       13,293
  Amortization of intangible assets.........................     47,699        4,133
  Acquisition-related retention bonuses.....................      2,679          170
  Stock-based expenses......................................      6,703       16,430
                                                               --------     --------
          Total operating expenses..........................     83,775       62,672
                                                               --------     --------
Loss from operations........................................    (77,566)     (66,285)
Interest and other income, net..............................      1,258        2,425
Interest expense............................................       (274)      (5,067)
Equity in net loss of joint venture.........................         --         (776)
                                                               --------     --------
Loss before income taxes....................................    (76,582)     (69,703)
Provision for income taxes..................................       (360)        (343)
                                                               --------     --------
Net loss....................................................   $(76,942)    $(70,046)
                                                               ========     ========
Net loss per share -- basic and diluted.....................   $  (1.52)    $  (0.97)
Weighted average shares -- basic and diluted................     50,570       72,137

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                              CRITICAL PATH, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                2000         2001
                                                              ---------    ---------
                                                                   (UNAUDITED)
Operating
  Net loss..................................................  $(76,942)    $(70,046)
  Provision for doubtful accounts...........................       330        1,642
  Depreciation and amortization.............................     6,191       12,169
  Amortization of intangible assets.........................    49,813        9,805
  Amortization of stock-based costs and expenses............     7,212       17,745
  Equity in net loss of joint venture.......................        --          776
  Accounts receivable.......................................    (3,394)       8,310
  Other assets..............................................     2,401       (1,198)
  Accounts payable..........................................    (6,937)      (5,132)
  Accrued expenses..........................................     4,088       (1,625)
  Deferred revenue..........................................       (57)       1,332
                                                              --------     --------
          Net cash used in operating activities.............   (17,295)     (26,222)
                                                              --------     --------
Investing
  Notes receivable from officers............................      (100)          --
  Property and equipment purchases..........................   (11,046)      (6,156)
  Investments in unconsolidated entities....................     3,000           --
  Payments for acquisitions, net of cash acquired...........    (5,549)      (9,898)
  Promissory note receivable................................    10,000           --
  Restricted cash...........................................        --           57
                                                              --------     --------
          Net cash used in investing activities.............    (3,695)     (15,997)
                                                              --------     --------
Financing
  Proceeds from issuance of Preferred Stock, net............        --           --
  Proceeds from issuance of Common Stock, net...............     3,851          575
  Proceeds from convertible debt offering, net..............   290,250           --
  Proceeds from payments of shareholder notes receivable....        --           --
  Principal payments on lease obligations...................      (823)      (2,355)
  Purchase of Common Stock..................................        --          (51)
                                                              --------     --------
          Net cash provided by (used in) financing
            activities......................................   293,278       (1,831)
                                                              --------     --------
Net change in cash and cash equivalents.....................   272,288      (44,050)
Effect of exchange rates on cash and cash equivalents.......      (168)        (858)
Cash and cash equivalents at beginning of period............    75,932      216,542
                                                              --------     --------
Cash and cash equivalents at end of period..................  $348,052     $171,634
                                                              ========     ========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                              CRITICAL PATH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     Critical Path, Inc. was incorporated in California on February 19, 1997. In connection with the Annual Shareholders meeting held in June 2000, the shareholders approved the re-incorporation of Critical Path, Inc. in Delaware, as well as an increase in the authorized shares of Common Stock from 150 million to 500 million. In January 2001, the Company amended its articles of incorporation to increase the authorized shares to 505 million; however the Company has not yet been re-incorporated in Delaware. Critical Path, along with its subsidiaries (collectively referred to herein as the "Company") provides Internet messaging infrastructure solutions for corporate enterprises and service providers worldwide. The unaudited condensed Consolidated Financial Statements ("Financial Statements") of Critical Path, Inc. and Subsidiaries furnished herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for each interim period presented. All adjustments are normal recurring adjustments. The Financial Statements should be read in conjunction with the condensed consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, presented in the Company's 2000 Annual Report on Form 10-K and as amended on Form 10-K/A. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire year.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company, and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Segment and geographic information

     The Company does not currently manage its business in a manner that requires it to report financial results on a segment basis. The Company currently operates in one segment: Internet messaging infrastructure products and services and management uses one measure of profitability. Revenue information on a product basis has been disclosed in our statement of operations. Included in software license revenue is InScribe Messaging revenue of approximately $8.0 million and $2.6 million for the first quarters of 2000 and 2001, respectively. Included in hosted messaging revenue is InScribe Fax Messaging revenue of approximately $3.2 million for the first quarters of 2000 and 2001.

NOTE 2 -- COMMITMENTS AND CONTINGENCIES

     Securities Class Actions. Beginning on February 2, 2001, a number of securities class action complaints were filed against the Company, certain of its current and former officers and directors and its independent accountants, in the United States District Court for the Northern District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company's Common Stock during a purported class period; the alleged class periods vary among the complaints and are in the process of being consolidated into a single action. The complaints generally allege that, in differing periods from December 1999 to February 1, 2001, the Company and other named defendants made false or misleading statements of material fact about the Company's financial statements, including its revenues, revenue recognition policies, business operations and prospects for the year 2000 and beyond. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company's Common Stock during certain periods.

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

     Derivative Actions. Beginning on February 5, 2001, the Company has been named as a nominal defendant in a number of derivative actions, purportedly brought on its behalf, filed in the Superior Court of the State of California. The derivative complaints allege that certain of the Company's current and former officers and directors breached their fiduciary duties to the Company, were unjustly enriched by their sales of the Company's Common Stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. The plaintiffs seek unspecified damages on the Company's behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to the Company's benefit.

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

NOTE 3 -- SHAREHOLDERS' EQUITY

WARRANTS

  Vectis Group, LLC

     In March 2001, the Company entered into an agreement with Vectis Group, LLC ("Vectis Group") to engage Vectis Group to act as an advisor to the Company with respect to various strategic alternatives the Company is currently exploring. As part of the agreement, Vectis Group agreed to provide consulting services to the Company in exchange for a monthly retainer fee and warrants to purchase 500,000 shares of the Company's Common Stock with an exercise price of $2.00 per share, issuable upon execution of the agreement. Using the Black-Scholes option-pricing model and assuming a term of three years, the term of the agreement, and expected volatility of 215%, the initial and final fair value of the warrant on the effective date of the agreement approximated $732,000, which was recognized upon the execution of the agreement in March 2001, as the relationship is terminable at any time.

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

NOTE 4 -- OTHER COMPREHENSIVE LOSS

     The components of other comprehensive loss are as follows:

                                                              MARCH 31,
                                                         --------------------
                                                           2000        2001
                                                         --------    --------
Net loss...............................................  $(76,942)   $(70,046)
Unrealized investment gains (losses)...................    (2,717)        302
Foreign currency translation adjustments...............      (168)       (839)
                                                         --------    --------
Other comprehensive loss...............................  $(79,827)   $(70,583)
                                                         ========    ========

     Accumulated other comprehensive loss consists of unrealized gains (losses) on available-for-sale securities, net of tax, and cumulative translation adjustments, as presented on the accompanying consolidated balance sheet.

NOTE 5 -- NET LOSS PER SHARE

     Net loss per share is calculated as follows:

                                                             THREE MONTHS ENDED
                                                         --------------------------
                                                          MARCH 31,      MARCH 31,
                                                            2000           2001
                                                         -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER
                                                               SHARE AMOUNTS)
Net loss...............................................    $(76,942)      $(70,046)
Weighted average shares outstanding....................      53,495         74,268
Weighted average common shares issued subject to
  repurchase agreements................................      (1,857)          (526)
Shares held in escrow related to acquisitions..........      (1,068)        (1,605)
                                                           --------       --------
Shares used in computation of basic and diluted loss
  per share............................................      50,570         72,137
                                                           ========       ========
Basic and diluted loss per share.......................       (1.52)         (0.97)
                                                           ========       ========

     For the three-month period ended March 31, 2001, approximately 33.4 million potential common shares were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

NOTE 6 -- SUBSEQUENT EVENT

  Restructuring

     In the first quarter of 2001, the Company began developing a strategic plan that involved reorganizing Critical Path's product and service offerings around a group of core products deemed most imperative to its ability to serve the Internet messaging infrastructure market. In the second quarter, implementation of the plan has commenced and, accordingly, certain products and services that have been determined to be non-core to the Company's strategy are being strategically exited. The strategic plan also includes an initiative to reduce operating costs through a reduction of approximately 450 personnel and a consolidation of approximately two-thirds of the Company's office space in keeping with the Company's increased focus on core messaging products and services. The Company is currently implementing these actions and anticipates it will incur one-time charges of approximately $15.0 to $25.0 million related to losses on disposal of assets of non-core products and services, early termination of office lease commitments, and employee severance payments. As a result of these strategic initiatives, the Company anticipates that it will realize future annual cost savings of

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

approximately $30.0 to $50.0 million. The non-core products and services comprised approximately 37% of total revenues in the first quarter of 2001 and 26% of total revenues during fiscal year 2000. It is expected that these products and services will not be a part of the Company's revenue stream by the fourth quarter of 2001.

                              CRITICAL PATH, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of Critical Path, Inc., and Subsidiaries should be read with the Condensed Consolidated Financial Statements and Notes thereto of Critical Path, Inc. included herein, as well as our 2000 Annual Report on Form 10-K and as amended on Form 10-K/A. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in these forward-looking statements. The words "anticipate," "expect," "intend," "plan," "believe," "seek," and "estimate" and similar expressions are intended to identify forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, difficulties of forecasting future results due to our limited operating history, evolving business strategy and the emerging nature of the market for our products and services, pending litigation and SEC investigation, turnover of senior management and other key personnel, difficulties of integrating acquired businesses, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, risks associated with our international operations, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and those discussed in "Additional Factors That May Affect Future Operating Results" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. We have no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

OVERVIEW

     Critical Path, Inc. is a global provider of Internet messaging infrastructure products and services. We provide solutions to manage the flow of mission-critical information through an integrated portfolio of messaging, directory, and security solutions. Our technology provides the messaging infrastructure to support customers' new and existing eBusiness initiatives. Our primary sources of revenue come from providing a wide range of messaging, directory and collaboration licensed products and services. Critical Path was founded in 1997 and is headquartered in San Francisco, with offices worldwide.

RESULTS OF OPERATIONS

     In view of the rapidly evolving nature of the our business, prior acquisitions, organizational restructuring, and limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At March 31, 2001, we had 1011 employees, in comparison with 1041 employees at December 31, 2000 and 921 employees at March 31, 2000. We do not believe that our historical growth rates for revenue, expenses, or personnel are indicative of future results.

  Net Revenues

     We derive most of our revenues through the sale of our Internet messaging infrastructure solutions. These solutions include both licensed software products and hosted messaging services. In addition, we receive revenues from professional services and maintenance and support services. Software license revenue is derived from perpetual and term licenses for our messaging, directory, collaborative and enterprise application integration technologies. Hosted messaging services relate to fees for our hosted messaging and collaboration services. These are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a ratable monthly basis over the term of the contract. Professional services revenue is derived from fees primarily related to training, installation and configuration services and revenue is recognized as services are performed. Maintenance and support revenue is derived from fees related to post-contract customer support agreements associated with software product licenses and revenue is recognized ratably over the term of the agreement.

     Software License. We recognized $5.6 million in license revenues during the first quarter of 2001, as compared to $11.1 million in the same quarter in 2000. This significant decrease from 2000 was attributed to several factors which affected our operations in the first quarter of 2001. Delays in information technology spending were experienced across many industries due to macroeconomic conditions and these were exacerbated by circumstances at Critical Path. Many of our customers who were evaluating our products during the early part of the quarter delayed making decisions until they could gain a level of comfort in Critical Path as we emerge from this management transition. Additionally, our sales organization was distracted by the termination and resignation of much of its leadership in the quarter and its focus on rebuilding, causing a reduction in effectiveness.

     Hosted Messaging. We recognized $14.4 million in hosted messaging revenues during the first quarter of 2001, as compared to $9.1 million in same quarter in 2000. This increase in 2001 resulted primarily from the completion of the acquisition of RemarQ Communities in 2000. Additionally, we continued to penetrate the hosted messaging market throughout the latter half of 2000.

     Professional Service. We recognized $3.4 million in professional service revenues during the first quarter of 2001, as compared to $2.5 million in same quarter in 2000. This increase in 2001 resulted primarily from the completion of the PeerLogic, Inc. acquisition in 2000. Through the addition of PeerLogic we experienced a significant increase in professional service revenues, however this increase was partially offset in the first quarter by the decrease in license product sales.

     Maintenance and Support. We recognized $3.7 million in maintenance and support revenues during the first quarter of 2001, as compared to $1.9 million in same quarter in 2000. This increase in 2001 resulted primarily from the completion of the PeerLogic, Inc. acquisition in 2000. Through the addition of PeerLogic we experienced a significant increase in maintenance service revenues from new and existing maintenance contracts. Additionally, maintenance and support revenue has increased from the first quarter of 2000 as a result of the significant increase in license product sales throughout 2000.

     Critical Path's international operations accounted for approximately 30% of net revenues in the first quarter of 2001. Revenues from international operations accounted for approximately 50% of net revenues in the first quarter of 2000. This significant decrease in the percentage of international revenues related primarily to a reduction in enterprise information technology spending during the first quarter of 2001, as it impacted the sale of our license products in the international markets.

  Cost of Net Revenues

     Software License. Cost of net software license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs, and third-party royalties. The overall decrease in cost of net software license revenue was the result of reduced software license revenue and an overall reduction in royalties paid to third parties.

     Hosted Messaging. Cost of net hosted messaging revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, and other direct and allocated indirect costs. We added several new hosted messaging clusters to our data centers during 2000, expanding the capacity of our hosting network to manage current customer requirements and future growth. Additional costs were incurred during the latter half of 2000 to add technology platforms for new service offerings. As a result of these significant acquisitions of equipment and operations resources, depreciation and other costs have increased substantially in comparison with the first quarter of 2000.

     Professional Service. Cost of net professional service revenues consists primarily of personnel costs including custom engineering, installation and training services for both hosted and licensed solutions, and other direct and allocated indirect costs. As a result of the 2000 acquisitions, additional costs were incurred in the first quarter of 2001 on professional service resources in comparison with the first quarter of 2000.

     Maintenance and Support. Cost of net maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. As a result of the 2000 acquisitions, additional costs were incurred in the first quarter of 2001 on customer support resources in comparison with the first quarter of 2000.

     Cost of net service revenues was primarily impacted by the increased compensation and other personnel costs resulting from the additional headcount added through our acquisitions completed during the end of the first quarter and duration of 2000, and through our continued efforts to enhance our portfolio of product and service offerings. Operations, customer support, and professional services staff increased to 349 employees at March 31, 2001 from 304 employees at March 31, 2000.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Increases in marketing and promotional expenses, incentive compensation payments to sales personnel, and increases in compensation associated with additional headcount added through our acquisitions completed during the end of the first quarter and duration of 2000, resulted in the increase in sales and marketing expenses from the first quarter of 2000 to the first quarter of 2001. Sales and marketing staff increased to 286 employees at March 31, 2001 from 282 employees at March 31, 2000.

     Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. This significant increase in research and development expenses, resulted primarily from increased compensation and other personnel costs from the additional headcount added through our acquisitions completed during the end of the first quarter and duration of 2000, causing the increase from the first quarter of 2000 to the first quarter of 2001. Research and development staff increased to 244 employees at March 31, 2001 from 209 employees at March 31, 2000.

     General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. The significant increase from the first quarter of 2000 to the first quarter of 2001 resulted primarily from increased compensation and other personnel costs from the additional headcount added through our acquisitions completed during the end of the first quarter and duration of 2000. Additionally, we incurred higher fees for outside professional services in the first quarter of 2001, in particular higher legal fees related to the investigation and significantly higher accounting fees related to the extended audit. General and administrative staff increased to 132 employees at March 31, 2001 from 126 employees at March 31, 2000.

  Amortization of Intangible Assets

     In connection with our 1999 and 2000 acquisitions, which were all accounted for using the purchase method of accounting, we recorded goodwill and other intangible assets, primarily for assembled workforce, customer base, and existing technology. During the fourth quarter of 2000, we recognized a $1.3 billion charge related to the impairment of certain goodwill and other intangible assets. As a result of this impairment charge amortization expense decreased significantly from the first quarter of 2000 to the first quarter of 2001. Based on the types of identifiable intangibles acquired, amortization expense of $5.7 million was allocated to cost of net revenues and the remaining amortization expense of $4.1 million was allocated to operating expenses.

  Acquisition-Related Retention Bonuses

     In connection with the numerous acquisitions completed in 1999 and 2000, we established various retention bonus programs that in the aggregate amounted to approximately $20.7 million in incentives for certain former employees of these companies to encourage their continued employment with Critical Path.

The significant decrease in acquisition-related retention bonus expense resulted from the completion during fiscal year 2000 of all but one of the acquisition-related retention bonus programs.

  Stock-Based Expenses

     Warrants. During 1999 and 2000, we issued warrants to purchase shares of our preferred and common stock pursuant to certain strategic agreements with ICQ, Inc., Qwest Communications Corporation, Worldsport Network Ltd., one of our lessors, and a major telecommunications company. These issuances allowed the warrantholders to purchase an aggregate of 7.1 million shares of our common stock in exchange for sub-branded advertising and various other services. During the first quarters of 2000 and 2001, we recognized stock-based expenses related to these warrants of approximately $4.0 million and $4.9 million, respectively. We believe that these warrant agreements could have a significant current and future impact on our results of operations.

     In March 2001, we entered into an agreement with Vectis Group, LLC ("Vectis Group") to engage Vectis Group to act as an advisor to Critical Path with respect to various strategic alternatives we are currently exploring. As part of the agreement, Vectis Group agreed to provide consulting services to us in exchange for a monthly retainer fee and warrants to purchase 500,000 shares of Critical Path common stock, issuable upon execution of the agreement. Using the Black-Scholes option-pricing model and assuming a term of three years, the term of the agreement, and expected volatility of 215%, the initial and final fair value of the warrant on the effective date of the agreement approximated $732,000, which was recognized upon the execution of the agreement in March 2001, as the relationship is terminable at anytime.

  Interest and Other Income (Expense)

     Interest and other income (expense) consists primarily of interest earnings on cash and cash equivalents as well as net realized gains (losses) on foreign exchange transactions. On March 30, 2000, we issued $300.0 million of five-year, 5.75% Convertible Subordinated Notes due April 1, 2005. As a result, interest income increased significantly between the first quarter of 2000 and the first quarter of 2001, due to higher cash balances available for investing. Interest income amounted to $1.1 million and $2.3 million in the first quarters of 2000 and 2001, respectively. We also recognized net gains from foreign currency transactions associated with our international operations in the amounts of $136,000 and $170,000 during the first quarter of 2001 and 2000, respectively.

  Interest Expense

     Interest expense consists primarily of the interest and amortization of related issuance costs related to the Convertible Subordinated Notes we issued in March 2000, and interest on certain capital leases. We incurred approximately $4.3 million in interest expense on the Convertible Subordinated Notes, and approximately $538,000 related to amortization of debt issuance costs during the first quarter of 2001. Interest expense on the Convertible Subordinated Notes and amortization of related debt issuance costs was insignificant during the first quarter of 2000. Interest on capital leases and other long-term obligations amounted to approximately $264,000 during the first quarter of 2001 and $258,000 during the first quarter of 2000. Additionally, amortization of stock-based charges associated with warrants issued in connection with certain financing arrangements in 1998 and 1999, amounted to $12,000 during the first quarter of 2001 and $16,000 during the first quarter of 2000.

  Equity in Net Loss of Critical Path Pacific

     In June 2000, we established a joint venture, Critical Path Pacific, with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. We invested $7.5 million and hold a 40% ownership interest in the joint venture. This investment is being accounted for using the equity method. During the first quarter of 2001, we recorded equity in net loss of joint venture of approximately $776,000.

  Provision for Income Taxes

     No current provision or benefit for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization. We recognized a provision for foreign income taxes during the first quarter of 2001 as certain of our European operations generated income taxable in certain European jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2001 we have begun investing a portion of our cash in high grade, low risk investments with an average maturity of twelve months. As of March 31, 2001, our cash balance was $171.6 million and our working capital amounted to approximately $143.5 million. During the first quarter of 2001, we used approximately $44.9 million in cash. We expect, after incurring special one-time charges and realizing the expected quarterly cost savings in connection with our strategic restructuring, the implementation of certain worldwide cost control policies and procedures, and the potential increase in revenue volume once we move beyond the issues experienced in the first quarter, that we have sufficient cash to operate the duration of 2001.

     We used cash to fund operating activities during the first quarter of 2001 primarily due to our net loss adjusted for non-cash charges and acquisition-related retention bonus payments. Our cash disbursements related primarily to compensation for our employees. In addition, we used cash to fund various other operating costs, which are identified in the Results of Operations portion of this section.

     We used cash in investing activities during first quarter of 2001 to purchase property, equipment and other capital expenditures, however the cash used for those capital expenditures in 2001 has significantly reduced from 2000. The outlay in capital expenditures during the first quarter of 2001 was primarily related to the acquisition of the outstanding interest in CP Italia, a consolidated subsidiary, an investment banking fee related to the ISOCOR acquisition and the installation of additional network infrastructure equipment in our data centers. Additionally, we invested in licenses of new software platforms, leasehold improvements for our buildings, and furniture and equipment for new employees.

     We used cash from financing activities during the first quarter of 2001 to retire principal on capital lease obligations. These uses were offset by net proceeds from the sale of the Company's common stock. We received cash proceeds from financing activities during 2000 from the sale of $300.0 million in convertible subordinated notes, as well as from the exercise of employee stock options and the purchase of stock under our employee stock purchase plan. These cash proceeds were partially offset by payments to retire principal on capital lease obligations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

WE HAVE A HISTORY OF LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

     As of March 31, 2001, we had an accumulated deficit, including other comprehensive income, of approximately $2.1 billion. We have not achieved profitability in any period, and expect to continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. We expect that our operating expenses will decrease as a result of our strategic restructuring, however we will continue to spend resources on maintaining and strengthening our business and this may have a negative effect on operating results and financial condition in the near term.

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

     We cannot accurately forecast our revenues as a result of our limited operating history, evolving business strategy and the emerging nature of the Internet messaging infrastructure market. Forecasting is further complicated by rapid changes in our business due to the ten acquisitions we completed in 1999 and 2000, our current strategic restructuring, as well as significant fluctuations in license revenues as a percentage of total revenues from an insignificant percentage in 1999 to 38% in 2000 to 20% in the first quarter of 2001. Our revenues could fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

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

     Our operating results also could be impacted by a decision to eliminate a product or service offering through termination, sale or other disposition or to sustain certain products and services at a minimum level where customer commitments prevent us from eliminating the offering altogether. Decisions to eliminate or limit our offering of a product or service will involve the expenditure of capital, the realization of losses, a reduction in our workforce, facility consolidation, and/or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

     As a result of the foregoing, period-to-period comparisons of operating results are not a good indication of future performance. It is likely that operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to decline.

PENDING LITIGATION COULD SERIOUSLY HARM OUR BUSINESS.

     Since February 2001, various of our shareholders have filed separate lawsuits against us, our independent accountants and certain of our current and former officers and directors. The uncertainty associated with substantial unresolved lawsuits could seriously harm our business, financial condition and reputation. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits also could result in the diversion of our management's time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause our stock price to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payment could seriously harm our financial condition. Most of the lawsuits have been filed as purported class actions by persons who claim that they purchased our common stock during a purported class period. The complaints generally allege that we and the other named defendants made false or misleading statements of material fact about our financial statements, including our revenues, revenue recognition practices, business operations and prospects for the year 2000 and beyond. The complaints, in general, do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside any financial reserves relating to potential damages associated with any of these lawsuits.

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

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET.

     In connection with our listing on The NASDAQ National Market (NASDAQ) we must maintain compliance with several requirements related to the trading price of our stock, our financial condition and board of directors, among other issues. As a result of the turnover on our Board of Directors, we might not comply with The Nasdaq National Market's Audit Committee Rules, which require audit committees to be comprised of at least three independent directors on or before June 14, 2001, however, we do intend to satisfy the Audit Committee Rules prior to June 14, 2001. In the event that we are not able to comply with this or any of the other requirements we may be delisted from the NASDAQ. Such action may negatively affect our standing with NASDAQ, which in turn would harm our business and its financial condition.

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

     In the first quarter of 2001, we announced a series of changes in Critical Path management and the Board of Directors. In the early part of the second quarter of 2001, we announced a series of additional changes in Critical Path management and the Board of Directors. It is possible that this high turnover at our senior management levels will continue and that other senior executive officers also will resign. Additionally, our management team has not worked together for a significant length of time and may not be able to work together effectively to successfully implement our strategy. If the management team is unable to accomplish our business objectives, our ability to grow our business could be severely impaired.

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

IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN THE EXPANSION OF OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD SUFFER.

     We derived 30% of our revenue from international sales in the first quarter of 2001 and 38% of our revenue from international sales in 2000. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

     - Political and economic instability;

     - Potential adverse tax consequences; and

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

WE MAY NEED ADDITIONAL CAPITAL AND RAISING ADDITIONAL CAPITAL MAY DILUTE EXISTING SHAREHOLDERS.

     We believe that existing capital resources will enable use to maintain current and planned operations through December 31, 2001. However, we may be required to raise additional funds due to unforeseen circumstances. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders.

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

                     SUPPLEMENTAL PRO FORMA FINANCIAL DATA
                                  (UNAUDITED)

     The following supplemental pro forma financial information presents Critical Path's condensed consolidated results of operations during the first quarter of 2001 and 2000, excluding the impact of certain special charges consisting of (i) amortization of intangible assets associated with purchase business combinations, (ii) accruals for employee retention bonuses associated with purchase business combinations, and (iii) stock-based compensation associated with outstanding options and warrants. This supplemental presentation is for informational purposes only, and is not intended to replace the consolidated operating results prepared and presented in accordance with generally accepted accounting principles.

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                2000         2001
                                                              ---------    ---------
Net revenues
  Software license..........................................  $ 11,070     $  5,550
  Hosted messaging..........................................     9,095       14,439
  Professional service......................................     2,493        3,417
  Maintenance and support...................................     1,895        3,737
                                                              --------     --------
          Total net revenues................................    24,553       27,143
                                                              --------     --------
Cost of net revenues
  Software license..........................................     1,007          291
  Hosted messaging..........................................    11,880       17,938
  Professional service......................................     1,056        2,966
  Maintenance and support...................................     1,404        2,586
                                                              --------     --------
          Total cost of net revenues........................    15,347       23,781
                                                              --------     --------
Gross profit (loss).........................................     9,206        3,362
                                                              --------     --------
Operating expenses
  Sales and marketing.......................................    13,605       18,712
  Research and development..................................     6,323        9,934
  General and administrative................................     6,766       13,293
                                                              --------     --------
          Total operating expenses..........................    26,694       41,939
                                                              --------     --------
Loss from operations........................................   (17,488)     (38,577)
Interest and other income (expense), net....................     1,258        2,425
Interest expense............................................      (258)      (5,051)
Equity in net loss of joint venture.........................        --         (776)
                                                              --------     --------
Loss before income taxes....................................   (16,488)     (41,979)
Provision for income taxes..................................      (360)        (343)
                                                              --------     --------
Net loss....................................................  $(16,848)    $(42,322)
                                                              ========     ========
Net loss per share -- basic and diluted.....................  $  (0.33)    $  (0.59)
Weighted average shares -- basic and diluted................    50,570       72,137

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2001, our investment portfolio consisted of available-for-sale securities, excluding those classified as cash equivalents, of $4.4 million. These securities consist of strategic equity investments in corporate partners, certain of which are publicly traded and marketable and certain of which are privately held. These securities are subject to equity price risk. Critical Path's long-term obligations consist of our $300.0 million five-year, 5.75% Convertible Subordinated Notes due April 2005, and certain fixed rate capital leases. We do not attempt to reduce or eliminate our market exposure on these securities.

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

                          PART 2 -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are a party to lawsuits in the normal course of our business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, we are not a party to any other material legal proceedings.

  Securities Class Actions

     Beginning on February 2, 2001, a number of securities class action complaints were filed against us, certain of our current and former officers and directors and our independent accountants in the United States District Court for the Northern District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased our common stock during a purported class period; the alleged class periods vary among the complaints and are in the process of being consolidated into a single action. The complaints generally allege that, in differing periods from December 1999 to February 1, 2001, we and other named the defendants made false or misleading statements of material fact about our financial statements, including our revenues, revenue recognition policies, business operations and prospects for the year 2000 and beyond. The complaints seek an unspecified amount in damages on behalf of persons who purchased Critical Path stock during certain periods.

  Derivative Actions

     Beginning on February 5, 2001, we have been named as a nominal defendant in a number of derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California. The derivative complaints allege that certain of Critical Path's current and former officers and directors breached their fiduciary duties to us, engaged in abuses of their control of us, were unjustly enriched by their sales of our common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. The plaintiffs seek unspecified damages on our behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to our benefit.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     3.1*  Amended and Restated Articles of Incorporation
     3.2*  Amendment to the Articles of Incorporation
     3.3*  Amended and Restated Bylaws
     4.1*  Form of Common Stock Certificate
     4.2* Preferred Stock Rights Agreement, dated as of March 29, 2001 between Critical Path, Inc. and Computershare, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

---------------
* See Exhibit Index attached hereto, which is incorporated herein by reference.

     (b) Reports on Form 8-K

     On February 6, 2001, we filed a report on Form 8-K under Item 5, announcing an investigation undertaken by the Company's Board of Directors.

     On February 14, 2001, we filed a report on Form 8-K under Item 5, announcing a series of changes in the Company's management.

     On February 16, 2001, we filed a report on Form 8-K under Item 5, announcing the revision of the Company's fourth quarter results.

     On April 2, 2001, we filed a report on Form 8-K under Item 5, announcing the Company's Board of Directors had approved the adoption of a Shareholder Rights Plan.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2001                        CRITICAL PATH, INC.

                                          By: /s/ LAWRENCE P. REINHOLD
                                            ------------------------------------
                                                    Lawrence P. Reinhold
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                                (Duly Authorized Officer and
                                                          Principal
                                             Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 3.1(1)   Amended and Restated Articles of Incorporation
 3.2(2)   Amendment to the Articles of Incorporation
 3.3(1)   Amended and Restated Bylaws
 4.1(3)   Form of Common Stock Certificate
 4.2(4)   Preferred Stock Rights Agreement, dated as of March 29, 2001 between Critical Path, Inc. and Computershare, including the
          Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

------------------------
(1) Incorporated by reference from Exhibits 3(i)(b) and 3(ii)(b) of Critical Path, Inc.'s Registration Statement on Form S-1 (File Number 333-71499) filed with the Securities and Exchange Commission on January 29, 1999.

(2) Incorporated by reference from Exhibit 3.2 of Critical Path, Inc.'s Form 10-K for the year ended December 31, 2000.

(3) Incorporated by reference from Exhibit 4.1 of Critical Path, Inc.'s Registration Statement on Form S-1, Amendment Number 1 (File Number 333-71499) filed with the Securities and Exchange Commission on February 24, 1999.

(4) Incorporated by reference from Exhibit 4.5 of Critical Path, Inc.'s Form 8-A filed on May 7, 2001.