Form 10-Q
period 2001-06-30
CRITICAL PATH INC
filed 2001-08-14
CIK 1060801

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of July 31, 2001, the company had outstanding 75,486,730 shares of common stock, $0.001 par value per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CRITICAL PATH, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1.  Condensed Consolidated Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets as of December 31,
         2000 and June 30, 2001......................................    2
         Condensed Consolidated Statement of Operations for the three
         and six months ended June 30, 2000 and 2001.................    3
         Condensed Consolidated Statement of Cash Flows for the six
         months ended June 30, 2000 and 2001.........................    4
         Notes to Condensed Consolidated Financial Statements........    5
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................   10
         Supplemental Pro Forma Financial Data (Unaudited)...........   28
         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................   29
         Report of Independent Accountants...........................   30

                                  PART II
Item 1.  Legal Proceedings...........................................   31
Item 4.  Submission of Matters to a Vote of Security Holders.........   32
Item 6.  Exhibits and Reports on Form 8-K............................   32

     The following Condensed Consolidated Financial Statements and Notes thereto of Critical Path, Inc. and discussions contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements regarding our plans related to the sale of certain product lines our plans to exit certain products and services, our plans to reduce costs through a reduction of personnel and a consolidation of office space, our anticipated charges and cost savings as a result of those plans and our belief in our ability to successfully emerge from the restructuring and refocusing of our operations. The words "anticipate," "expect," "intend," "plan," "believe," "seek," and "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, turnover of senior management, board of directors members and other key personnel, difficulties of forecasting future results due to our limited operating history, evolving business strategy and the emerging nature of the market for our products and services, pending litigation and SEC investigation, difficulties in implementing our strategic plan to exit certain non-core products and services, difficulties of integrating acquired businesses, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, risks associated with an inability to maintain continued compliance with NASDAQ National Market listing requirements, risks associated with our international operations, unplanned system interruptions and capacity constraints, software defects, and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors That May Affect Future Operating Results" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

                                     PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              CRITICAL PATH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,     JUNE 30,
                                                                  2000           2001
                                                              ------------    -----------
                                                                              (UNAUDITED)
Current assets
  Cash and cash equivalents.................................  $   216,542     $   114,278
  Short-term investments....................................           --          18,308
  Restricted cash...........................................          215           1,032
  Accounts receivable, net..................................       38,938          29,437
  Other current assets......................................       10,252           6,997
                                                              -----------     -----------
          Total current assets..............................      265,947         170,052
Long-term investments.......................................       10,610           8,349
Property and equipment, net.................................       85,304          73,000
Intangible assets, net......................................       77,339          44,298
Other assets................................................       11,655          11,668
                                                              -----------     -----------
          Total assets......................................  $   450,855     $   307,367
                                                              ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable..........................................  $    43,710     $    34,059
  Accrued expenses..........................................       10,377           7,645
  Deferred revenue..........................................       15,720          15,593
  Capital lease and other obligations, current..............        9,363           6,899
                                                              -----------     -----------
          Total current liabilities.........................       79,170          64,196
Convertible subordinated notes payable......................      300,000         295,000
Capital lease and other obligations, long-term..............        4,687           2,303
                                                              -----------     -----------
          Total liabilities.................................      383,857         361,499
                                                              -----------     -----------
Commitments and contingencies
Minority interest in consolidated subsidiary................          649              --
                                                              -----------     -----------
Shareholders' equity (deficit)
  Preferred stock and paid-in-capital, $0.001 par value
     Shares authorized: 5,000
     Shares issued and outstanding: none....................           --              --
  Common stock and paid-in-capital, $0.001 par value
     Shares authorized: 150,000 and 500,000, respectively
     Shares issued and outstanding: 74,135 and 75,461,
      respectively..........................................    2,130,329       2,140,482
  Notes receivable from shareholders........................       (1,205)         (1,197)
  Unearned compensation.....................................      (80,760)        (57,476)
  Accumulated deficit, including other comprehensive
     income.................................................   (1,982,015)     (2,135,941)
                                                              -----------     -----------
          Total shareholders' equity (deficit)..............       66,349         (54,132)
                                                              -----------     -----------
          Total liabilities and shareholders' equity
             (deficit)......................................  $   450,855     $   307,367
                                                              ===========     ===========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                              CRITICAL PATH, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              ---------------------    ----------------------
                                                              JUNE 30,     JUNE 30,    JUNE 30,     JUNE 30,
                                                                2000         2001        2000         2001
                                                              ---------    --------    ---------    ---------
                                                                                (UNAUDITED)
Net revenues
  Software license..........................................  $  13,897    $  8,913    $  24,967    $  14,463
  Hosted messaging..........................................     14,220      11,141       23,315       25,580
  Professional service......................................      3,030       2,900        5,523        6,317
  Maintenance and support...................................      2,348       4,131        4,243        7,868
                                                              ---------    --------    ---------    ---------
        Total net revenues..................................     33,495      27,085       58,048       54,228
                                                              ---------    --------    ---------    ---------
Cost of net revenues
  Software license..........................................        737         126        1,744          417
  Hosted messaging..........................................     13,538      17,440       25,418       35,378
  Professional service......................................      1,388       2,594        2,444        5,560
  Maintenance and support...................................      1,812       2,414        3,216        5,000
  Amortization of purchased technology......................      4,421       5,672        6,535       11,344
  Acquisition-related retention bonuses.....................        390          --          780           --
  Stock-based expense -- Software license...................         --          --           --           --
  Stock-based expense -- Hosted messaging...................        383         441          876          826
  Stock-based expense -- Professional service...............         --         588           --        1,021
  Stock-based expense -- Maintenance and support............         --         440           --          925
  Impairment of long-lived assets...........................         --       4,207           --        4,207
                                                              ---------    --------    ---------    ---------
        Total cost of net revenues..........................     22,669      33,922       41,013       64,678
                                                              ---------    --------    ---------    ---------
Gross profit (loss).........................................     10,826      (6,837)      17,035      (10,450)
                                                              ---------    --------    ---------    ---------
Operating expenses
  Sales and marketing.......................................     17,342      15,694       30,947       34,406
  Research and development..................................      9,213       8,333       15,536       18,267
  General and administrative................................      7,332      11,745       14,098       25,038
  Amortization of intangible assets.........................     88,986       4,112      136,685        8,245
  Acquisition-related retention bonuses.....................      3,693         793        6,372          963
  Stock-based expense -- Sales and marketing................      8,448       6,681       13,697       13,281
  Stock-based expense -- Research and development...........      2,325       1,229        2,802        2,326
  Stock-based expense -- General and administrative.........      1,169       6,334        2,146       15,067
  Restructuring expense.....................................         --       8,481           --        8,481
  Impairment of long-lived assets...........................         --       9,991           --        9,991
                                                              ---------    --------    ---------    ---------
        Total operating expenses............................    138,508      73,393      222,283      136,065
                                                              ---------    --------    ---------    ---------
Loss from operations........................................   (127,682)    (80,230)    (205,248)    (146,515)
Interest and other income (expense), net....................      4,697       2,193        5,954        4,618
Interest expense............................................     (5,260)     (5,315)      (5,533)     (10,382)
Minority interest in net income of consolidated
  subsidiary................................................       (325)         --         (325)          --
Equity in net loss of joint venture.........................         --        (397)          --       (1,173)
                                                              ---------    --------    ---------    ---------
Loss before extraordinary item and income taxes.............   (128,570)    (83,749)    (205,152)    (153,452)
Provision for income taxes..................................     (1,439)     (1,150)      (1,799)      (1,493)
                                                              ---------    --------    ---------    ---------
Loss before extraordinary item..............................  $(130,009)   $(84,899)   $(206,951)   $(154,945)
Gain on retirement of convertible subordinated notes........         --       3,818           --        3,818
                                                              ---------    --------    ---------    ---------
Net loss....................................................  $(130,009)   $(81,081)   $(206,951)   $(151,127)
                                                              =========    ========    =========    =========
Net loss per common share -- basic and diluted
  Loss before extraordinary item............................  $   (2.22)   $  (1.15)   $   (3.79)   $   (2.12)
  Gain on retirement of convertible subordinated notes......         --        0.05           --         0.05
                                                              ---------    --------    ---------    ---------
    Net loss................................................  $   (2.22)   $  (1.10)   $   (3.79)   $   (2.07)
                                                              =========    ========    =========    =========
  Weighted average common shares outstanding................     58,592      73,794       54,581       72,966

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                              CRITICAL PATH, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                              ----------------------
                                                              JUNE 30,     JUNE 30,
                                                                2000         2001
                                                              ---------    ---------
                                                                   (UNAUDITED)
Operations
  Net loss..................................................  $(206,951)   $(151,127)
  Provision for doubtful accounts...........................        575        3,746
  Depreciation and amortization.............................     14,604       24,139
  Amortization of intangible assets.........................    143,220       19,588
  Amortization of stock-based costs and expenses............     19,552       33,463
  Impairment of long-lived assets...........................         --       14,198
  Gain on retirement of convertible debt....................         --       (3,818)
  Minority interest in net income of consolidated
     subsidiary.............................................        325           --
  Equity in net loss of unconsolidated affiliate............         --        1,173
  Accounts receivable.......................................    (12,038)       6,333
  Other assets..............................................      3,206        2,384
  Accounts payable..........................................    (10,151)      (3,570)
  Accrued expenses..........................................      7,686       (2,380)
  Deferred revenue..........................................        965          (14)
                                                              ---------    ---------
     Net cash used in operating activities..................    (39,007)     (55,885)
                                                              ---------    ---------
Investing
  Notes receivable from officers............................       (241)          85
  Property and equipment purchases..........................    (25,972)     (10,733)
  Investments in unconsolidated entities, net...............    (13,508)          --
  Payments for acquisitions, net of cash acquired...........     (9,494)      (9,898)
  Promissory note receivable................................     10,000           --
  Short-term investments....................................         --      (18,308)
  Restricted cash...........................................         --         (817)
                                                              ---------    ---------
     Net cash used in investing activities..................    (39,215)     (39,671)
                                                              ---------    ---------
Financing
  Proceeds from issuance of common stock, net...............      7,077        1,599
  Proceeds from convertible debt offering, net..............    289,221           --
  Retirement of convertible debt............................         --       (1,182)
  Principal payments on lease obligations...................     (2,498)      (4,864)
  Proceeds from payments of shareholder notes receivable....         --           33
  Purchase of common stock..................................        (49)         (54)
                                                              ---------    ---------
     Net cash provided by (used in) financing activities....    293,751       (4,468)
                                                              ---------    ---------
Net change in cash and cash equivalents.....................    215,529     (100,024)
Effect of exchange rates on cash and cash equivalents.......       (152)      (2,240)
Cash and cash equivalents at beginning of period............     75,932      216,542
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 291,309    $ 114,278
                                                              =========    =========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                              CRITICAL PATH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     Critical Path, Inc. was incorporated in California on February 19, 1997. In connection with the annual meeting of shareholders held in June 2000, the shareholders approved the re-incorporation of Critical Path, Inc. in Delaware, as well as an increase in the authorized shares of Common Stock from 150 million to 500 million. In January 2001, the Company amended its articles of incorporation to increase the authorized shares to 505 million; however the Company has not yet been re-incorporated in Delaware. Critical Path, Inc. along with its subsidiaries (collectively referred to herein as the "Company") provides messaging and directory infrastructure solutions for corporate enterprises and service providers worldwide.

     The unaudited Condensed Consolidated Financial Statements ("Financial Statements") of Critical Path, Inc. and subsidiaries furnished herein have been reviewed by independent accountants and reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for each interim period presented. All adjustments are normal recurring adjustments. The Financial Statements should be read in conjunction with the condensed consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire year.

     With respect to the unaudited condensed consolidated financial information of the Company as of June 30, 2001 and for the six-month periods ended June 30, 2000 and 2001 included herein, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 2, 2001, appearing herein, states that they did not audit and they do not express an opinion on the unaudited condensed consolidated financial information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a report or a part of this Form 10-Q prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Investments

     Short-term and long-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities. This statement requires that securities be classified as "held to maturity," "available-for-sale" or "trading," and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. The Company currently holds short-term investments of approximately $18.3 million in low risk government securities and corporate bonds and classifies its investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as other comprehensive income, a separate component of stockholders' equity. At the time of sale, any gains or losses will be recognized as a component of operating results.

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

  Segment and Geographic Information

     The Company does not currently manage its business in a manner that requires it to report financial results on a segment basis. The Company currently operates in one segment, messaging and directory infrastructure solutions, and management uses one measure of profitability. Revenue information on a product basis has been disclosed in our statement of operations. Included in software license revenue is InScribe Messaging revenue of approximately $4.3 million and $6.9 million for the three- and six-month periods ended June 30, 2001, respectively, and approximately $9.2 million and $17.2 million for the three- and six-month periods ended June 30, 2000, respectively.

  Reclassifications

     Certain amounts previously reported have been reclassified to conform to the current period presentation.

  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for under the purchase method for which the date of acquisition is July 1, 2001, or later. We have engaged in significant acquisition activity in the past, including business combinations. The provisions of this Statement would require all future business combinations to be accounted for using the purchase method.

     In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and goodwill and other intangible assets subsequent to their acquisition. This Statement supersedes APB Opinion No. 17, Intangible Assets. Under the provisions of this Statement, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill shall not be amortized. Goodwill shall be tested for impairment on an annual basis and between annual tests in certain circumstances at a level of reporting referred to as a reporting unit. This Statement is required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this Statement. We anticipate that implementation of this Statement will not have a material impact on our financial results.

NOTE 2 -- RESTRUCTURING

     In April 2001, the Company announced a three part strategic restructuring plan that involved reorganizing Critical Path's product and service offerings around a group of core communication solutions. The three elements of the plan include: (i) focusing on core communication solutions; (ii) headcount reduction; and (iii) facilities and operations consolidation. Additionally, the Company has implemented an aggressive expense management plan to further reduce operating costs while maintaining strong customer service for its core solutions. As a result of these strategic initiatives, the Company anticipates that it will realize future annual cost savings of approximately $30.0 to $50.0 million. Current accounting rules only allow for restructuring charges that have been incurred or have been estimated in connection with a formal approved

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

exit or restructuring plan. Accordingly, there are certain amounts which have been included in our estimated one-time restructuring and impairment charges which have not been recorded as such amounts are part of an exit or restructuring plan not yet formally approved by management. The non-core products and services comprised approximately 23.6% and 30.3% of total revenues in the three- and six-month periods ended June 30, 2001 and approximately 27.5% and 26.5% of total revenues in the three- and six-month periods ended June 30, 2000. It is expected that these products and services will be an insignificant part of the Company's revenue stream by the fourth quarter of 2001.

  Core Solutions and Services

     Core communication solutions are the Company's messaging and directory infrastructure platform, including mail, calendar, address book, file storage, secure delivery, directory and meta-directory, and access services supporting wireline and wireless users. During the quarter, the Company announced that new sales of products and related services for resource management, project collaboration, fax messaging, message boards, and data integration products were being discontinued. The Company is in discussions with outside parties related to the sale of several product lines, which are expected to close before the end of the year. During the second quarter, charges related to the exit of these products aggregated $1.4 million, of which $107,000 has been paid. The Company does not anticipate any additional charges during the remainder of the year.

  Headcount Reduction

     The Company announced that it would lay off approximately 450 employees as part of the restructuring. The reduction is expected to come from both the discontinuance of non-core products and organizational changes designed to improve general operational efficiencies. During the second quarter, the Company laid off approximately 212 employees and anticipates that another 130 employees will be laid off or will leave the Company as part of the sales of several product lines before the end of the year. Additionally, during the quarter there were approximately 40 voluntary resignations, net of newly hired employees. At June 30, 2001 total headcount was approximately 784. During the second quarter, severance and related charges were approximately $5.0 million, of which approximately $4.7 million has been paid. The Company anticipates that severance and related charges during the remainder of the year will be approximately $3.0 to $5.0 million.

  Facilities and Operations Consolidation

     The Company announced that it would reduce its 77 worldwide office facilities by approximately two thirds. During the second quarter, the Company consolidated 33 facilities into existing or new cost effective offices and it anticipates that an additional 17 will be consolidated before the end of the year. During the second quarter, lease terminations and related charges aggregated approximately $2.1 million, of which approximately $900,000 has been paid. The Company anticipates additional charges during the remainder of the year will be approximately $4.0 to $5.0 million.

NOTE 3 -- CONVERTIBLE SUBORDINATED NOTES

     On March 30, 2000, the Company issued $300.0 million of five-year, 5.75% Convertible Subordinated Notes due April 1, 2005 (the "Notes"). In June 2001, the Company retired $5.0 million face value Notes, which resulted in an after-tax extraordinary gain of approximately $3.8 million in the second quarter. Additionally, in July 2001, the Company retired an additional $40.4 million face value Notes, which resulted in a substantial after-tax extraordinary gain.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

     Securities Class Actions. Beginning on February 2, 2001, a number of securities class action complaints were filed against us, certain of our current and former officers and directors and our independent accountants

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

in the United States District Court for the Northern District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased our common stock during a purported class period; the alleged class periods vary among the complaints. The complaints have been consolidated into a single action. The complaints generally allege that, in differing periods from December 1999 to February 1, 2001, we and other named the defendants made false or misleading statements of material fact about our financial statements, including our revenues, revenue recognition policies, business operations and prospects for the year 2000 and beyond. The complaints seek an unspecified amount in damages on behalf of persons who purchased Critical Path stock during certain periods.

     Derivative Actions. Beginning on February 5, 2001, we have been named as a nominal defendant in a number of derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California and in the United States District Court for the Northern District of California. The derivative complaints allege that certain of Critical Path's current and former officers and directors breached their fiduciary duties to us, engaged in abuses of their control of us, were unjustly enriched by their sales of our common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. The plaintiffs seek unspecified damages on our behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to our benefit.

     Securities and Exchange Commission Investigation. In February 2001, the Securities and Exchange Commission (the "SEC") issued a formal order of investigation of the Company and certain unidentified individuals associated with the Company with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company's securities. While the Company does not know the current status of the investigation or any possible actions that may be taken against the Company as a result, any SEC action against us could harm the Company's business.

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

NOTE 5 -- IMPAIRMENT OF LONG-LIVED ASSETS

     In connection with the Company's restructuring plan (Note
2 -- Restructuring), an impairment assessment of certain of its long-lived assets was performed. The assessment was performed as a result of the determination by the Company to exit certain products and services that have been determined to be non-core to the Company's business strategy. The Company has reviewed the intangible assets related to these non-core products and services and, as a result of its assessment, has recorded a $14.2 million impairment charge to reduce these intangible assets to their estimated fair values or eliminate them, as appropriate.

NOTE 6 -- SHAREHOLDERS' EQUITY

WARRANTS

  Vectis Group, LLC

     In March 2001, the Company entered into certain agreements with Vectis Group, LLC ("Vectis Group") to engage Vectis Group to act as an advisor to the Company with respect to various strategic

                              CRITICAL PATH, INC.

                                  (UNAUDITED)

alternatives the Company is currently exploring and assist with other management related services. As part of the agreement, Vectis Group agreed to provide consulting services to the Company in exchange for a monthly retainer fee and warrants to purchase 500,000 shares of the Company's Common Stock with an exercise price of $2.00 per share, issuable upon execution of the agreement. Using the Black-Scholes option-pricing model and assuming a term of three years, the term of the agreement, and expected volatility of 215%, the initial and final fair value of the warrant on the effective date of the agreement approximated $732,000, which was recognized upon the execution of the agreement in March 2001, as the relationship is terminable at any time.

NOTE 7 -- OTHER COMPREHENSIVE LOSS

     The components of other comprehensive loss are as follows:

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                        ---------------------    ----------------------
                                          2000         2001        2000         2001
                                        ---------    --------    ---------    ---------
Net loss..............................  $(130,009)   $(81,081)   $(206,951)   $(151,127)
Unrealized investment gains
  (losses)............................     (3,399)       (687)      (6,116)        (385)
Foreign currency translation
  adjustments.........................         37      (1,576)        (131)      (2,414)
                                        ---------    --------    ---------    ---------
Other comprehensive loss..............  $(133,371)   $(83,344)   $(213,198)   $(153,926)
                                        =========    ========    =========    =========

     Accumulated other comprehensive loss consists of unrealized gains (losses) on available-for-sale securities, net of tax, and cumulative translation adjustments, as presented on the accompanying consolidated balance sheet.

NOTE 8 -- NET LOSS PER SHARE

     Net loss per share is calculated as follows:

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                      --------------------   ---------------------
                                                        2000        2001       2000        2001
                                                      ---------   --------   ---------   ---------
NET LOSS
  Loss before extraordinary item....................   (130,009)   (84,899)   (206,951)   (154,945)
  Gain on retirement of convertible subordinated
     notes..........................................         --      3,818          --       3,818
                                                      ---------   --------   ---------   ---------
  Net loss..........................................  $(130,009)  $(81,081)  $(206,951)  $(151,127)
                                                      =========   ========   =========   =========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Weighted average shares outstanding...............     62,283     74,968      57,890      74,619
  Weighted average shares subject to repurchase
     agreements.....................................     (1,840)      (124)     (1,849)       (325)
  Weighted average shares held in escrow related to
     acquisitions...................................     (1,851)    (1,050)     (1,460)     (1,328)
                                                      ---------   --------   ---------   ---------
  Shares used in computation of basic and diluted
     net loss per share.............................     58,592     73,794      54,581      72,966
                                                      =========   ========   =========   =========
BASIC AND DILUTED NET LOSS PER SHARE
  Loss before extraordinary item....................  $   (2.22)  $  (1.15)  $   (3.79)  $   (2.12)
  Gain on retirement of convertible subordinated
     notes..........................................  $      --   $   0.05   $      --   $    0.05
                                                      ---------   --------   ---------   ---------
  Net loss..........................................  $   (2.22)  $  (1.10)  $   (3.79)  $   (2.07)
                                                      =========   ========   =========   =========

     For the six-month periods ended June 30, 2000 and 2001 approximately 19.9 million and 31.3 million potential common shares, respectively, were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

                              CRITICAL PATH, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of Critical Path, Inc., and Subsidiaries should be read with the Condensed Consolidated Financial Statements and Notes thereto of Critical Path, Inc. included herein, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended. The following discussion contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements regarding our plans related to the sale of certain product lines, our plans to exit certain products and services, our plans to reduce costs through a reduction of personnel and a consolidation of office space and our anticipated charges and cost savings as a result of these plans. Our anticipated charges and cost savings as a result of those plans and our belief in our ability to successfully emerge from the restructuring and refocusing of our operations. The words "anticipate," "expect," "intend," "plan," "believe," "seek," and "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, turnover of senior management, board of directors members and other key personnel, difficulties of forecasting future results due to our limited operating history, evolving business strategy and the emerging nature of the market for our products and services, pending litigation and SEC investigation, difficulties in implementing our strategic plan to exit certain non-core products and services, difficulties of integrating acquired businesses, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, risks associated with an inability to maintain continued compliance with NASDAQ National Market listing requirements, risks associated with our international operations, unplanned system interruptions and capacity constraints, software defects, and those discussed in "Additional Factors That May Affect Future Operating Results" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

OVERVIEW

     Critical Path, Inc. is a global leader in messaging and directory infrastructure solutions. We provide solutions to manage the flow of mission-critical information through an integrated portfolio of messaging, directory, and security solutions. Our technology provides the messaging and directory infrastructure to support customers' new and existing eBusiness initiatives. Our primary sources of revenue come from providing a wide range of messaging and directory products and services. Critical Path was founded in 1997 and is headquartered in San Francisco, California with offices worldwide.

RESULTS OF OPERATIONS

     In view of the rapidly evolving nature of the our business, prior acquisitions, organizational restructuring, and limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At June 30, 2001, we had 784 employees, in comparison with 1041 employees at December 31, 2000 and 945 employees at June 30, 2000. We do not believe that our historical trends for revenue, expenses, or personnel are indicative of future results.

  Net Revenues

     We derive most of our revenues through the sale of our messaging and directory infrastructure solutions. These solutions include both licensed software products and hosted messaging services. In addition, we receive revenues from professional services and maintenance and support services. Software license revenue is derived from perpetual and term licenses for our messaging, directory and enterprise application integration technologies. Hosted messaging services relate to fees for our hosted messaging and collaboration services. These are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a ratable monthly basis over the term of the contract. Professional services revenue is derived from fees primarily related to training, installation and configuration services and revenue is recognized as services are performed. Maintenance and support revenue is derived from fees related to post-contract customer support agreements associated with software product licenses and revenue is recognized ratably over the term of the agreement.

     Software License. We recognized $8.9 million and $14.5 million in software license revenues during the three- and six-month periods ended June 30, 2001, respectively, as compared to $13.9 million and $25.0 million in software license revenues during the same periods in 2000, respectively. This significant decrease from revenues in the same period of 2000 was attributed to several factors which affected our operations in the first and second quarters of 2001. Delays in information technology spending were experienced across many industries due to macroeconomic conditions and these delays were exacerbated by circumstances at Critical Path. Many of our customers who were evaluating our products have delayed making decisions until they could gain a level of comfort in Critical Path as we emerge from our management transition. Additionally, our sales organization was distracted by the termination and resignation of much of its leadership in the first quarter and its focus on rebuilding also has caused a reduction in effectiveness. The evaluation process by our customers and internal rebuilding has begun to take effect and as a result we experienced an increase in software license sales from the first quarter to the second quarter of 2001, however revenues are still lower than the same periods of the prior year. In addition, related to our restructuring initiative, we have identified certain non-core software license products which we are currently in the process of exiting or selling to third parties. Although we have recognized revenue during 2001 related to these non-core products, these initiatives have significantly reduced the revenue for these products offsetting increases in the revenues for our core solutions. We expect to see this trend continue and do not anticipate non-core revenues will be a significant part of our revenues by the end of the year.

     Hosted Messaging. We recognized $11.1 million and $25.6 million in hosted messaging revenues during the three- and six-month periods ended June 30, 2001, respectively, as compared to $14.2 million and $23.3 million in hosted messaging revenues in the same periods in 2000, respectively. This decrease in the second quarter of 2001 as compared with the second quarter of 2000, resulted primarily from our restructuring initiative, as we have identified certain non-core hosted messaging services, which we are currently in the process of exiting or selling to third parties. Although we have recognized revenue during 2001 related to these non-core services, the restructuring initiative has significantly reduced the revenue related to these non-core services. There was an increase in hosted messaging revenue for the six-months ended June 30, 2001 as compared with the same period in 2000, resulting from completion of certain acquisitions at the end of the first quarter of 2000.

     Professional Services. We recognized $2.9 million and $6.3 million in professional service revenues during the three- and six-month periods ended June 30, 2001, respectively, as compared to $3.0 million and $5.5 million in professional service revenues in same periods in 2000, respectively. Professional service revenue increased in the final quarter of 2000 and the first quarter of 2001 as a result of the completion of the PeerLogic, Inc. acquisition in September 2000, however these increases were offset in the second quarter of 2001 by the effects of our restructuring initiative and the exit of certain non-core products and services. Although we have recognized revenue during 2001 as a result of these non-core products and services, these restructuring initiatives have significantly reduced the professional services revenue surrounding these non-core products.

     Maintenance and Support. We recognized $4.1 million and $7.9 million in maintenance and support revenues during the three- and six-month periods ended June 30, 2001, respectively, as compared to $2.3 million and $4.2 million in maintenance and support revenues in same periods in 2000, respectively. Maintenance and support service revenue increased as a result of the completion of several acquisitions during 2000 and additional sales of software license products during 2000 and 2001.

     Critical Path's international operations accounted for approximately 45% and 37% of net revenues in the three- and six-month periods ended June 30, 2001, respectively, as compared to approximately 40% and 40% of net revenues in the same periods of 2000, respectively. There was a decrease in the first quarter of 2001 in international revenues related primarily to a reduction in enterprise information technology spending, and the associated impact on the sales of our license products in our international markets. During the second quarter of 2001, international license product sales increased, resulting in an increase in international revenues.

  Cost of Net Revenues

     Software License. Cost of net software license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs, and third-party royalties. The overall decrease in cost of net software license revenue for the three- and six-month periods ended June 30, 2001 was the result of reduced software license revenue and an overall reduction in royalties paid to third parties.

     Hosted Messaging. Cost of net hosted messaging revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, and other direct and allocated indirect costs. We added several new hosted messaging clusters to our data centers during 2000, to expand the capacity of our hosting network to manage current customer requirements and any future growth. We also added additional employees in connection with the acquisitions completed in 2000. Additional costs were incurred during the latter half of 2000 to add technology platforms for new service offerings. As a result of these significant acquisitions of equipment and operations resources, depreciation, personnel and other costs have increased substantially in comparison with the first half of 2000.

     Professional Service. Cost of net professional service revenues consists primarily of personnel costs including custom engineering, installation and training services for both hosted and licensed solutions, and other direct and allocated indirect costs. As a result of the acquisitions completed in 2000, additional costs were incurred in the first and second quarters of 2001 on professional service resources in comparison with the first and second quarters of 2000.

     Maintenance and Support. Cost of net maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. As a result of the acquisitions completed in 2000, additional costs were incurred in the first and second quarters of 2001 on customer support resources in comparison with the first and second quarters of 2000.

     Cost of net service revenues was primarily impacted by the increased compensation and other personnel costs resulting from the additional headcount added through our acquisitions completed during 2000, and through our continued efforts to enhance our portfolio of messaging and directory infrastructure solutions. During the second quarter of 2001, we initiated a strategic restructuring plan which significantly reduced our workforce in addition to impacting several other aspects of our business. Operations, customer support, and professional services staff decreased to 273 employees at June 30, 2001 from 277 employees at June 30, 2000 and 340 employees at December 31, 2000.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Increases in marketing and promotional expenses, incentive compensation payments to sales personnel, and increases in compensation associated with additional headcount added through the acquisitions completed during the first quarter and duration of 2000, resulted in the increase in sales and marketing expenses from the first half of 2000 through the first half of 2001. However, during the first quarter of 2001, the termination and resignation of several employees in the sales organization, the termination of certain strategic marketing relationships related to non-core services and certain other cost cutting measures resulted in a reduction in sales and marketing expense in the second quarter of 2001, as compared to the second quarter of 2000. Sales and marketing staff decreased to 201 employees at June 30, 2001 from 291 employees at June 30, 2000 and 305 employees at December 31, 2000.

     Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. Research and development expenses increased during 2000 and the first quarter of 2001 primarily as a result of increased compensation and other personnel costs from the additional headcount added through the acquisitions completed during 2000. These increases caused an increase in research and development expense from the first half of 2000 to the first half of 2001. During the second quarter of 2001, we terminated several employees in research and development in connection with our restructuring initiative and implemented certain other cost cutting measures, which resulted in a reduction in research and development expense in the second quarter of 2001 as compared with the second quarter of 2000. Research and development staff decreased to 199 employees at June 30, 2001 from 222 employees at June 30, 2000 and 252 employees at December 31, 2000.

     General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expense increased during 2000 and the first quarter of 2001 primarily as a result of increased compensation and other personnel costs from the additional headcount added through the acquisitions completed during 2000. We have incurred higher fees for outside professional services in the first half of 2001, in particular significantly higher legal fees related to the SEC investigation and significantly higher accounting fees related to the extended audit performed for fiscal year 2000. These increases in general and administrative expenses have been offset by the termination of several employees in connection with our restructuring initiative and the implementation of certain other cost cutting measures, however, these increases net of reductions resulted in an overall increase in general and administrative expense in the second quarter of 2001 as compared to the second quarter of 2000. General and administrative staff decreased to 111 employees at June 30, 2001 from 155 employees at June 30, 2000 and 144 employees at December 31, 2000.

  Amortization of Intangible Assets

     In connection with acquisitions completed in 1999 and 2000, which were all accounted for using the purchase method of accounting, we recorded goodwill and other intangible assets, primarily for assembled workforce, customer base, and existing technology. During the fourth quarter of 2000, we recognized a $1.3 billion charge related to the impairment of certain goodwill and other intangible assets. As a result of this impairment charge, amortization expense decreased significantly from the first half of 2000 to the first half of 2001. Additionally, in connection with the Company's restructuring plan announced in April 2001, an impairment assessment of certain of our long-lived assets was performed. As a result of this assessment, the Company has recorded an additional $14.2 million impairment charge to reduce these intangible assets to their estimated fair values or eliminate them, as appropriate. Based on the types of identifiable intangibles acquired certain amounts of amortization expense were allocated to cost of net revenues and the remaining amortization expense was allocated to operating expenses. There was an increase in amortization expense related to amounts allocated to cost of net revenues; this increase was the direct result of an acquisition completed in the third quarter of 2000, as certain of the intangible assets allocated to acquired existing technology have not been impaired.

  Acquisition-Related Retention Bonuses

     In connection with the acquisitions completed in 1999 and 2000, we established certain retention bonus programs that in the aggregate amounted to approximately $20.7 million in incentives for certain former employees of the acquired companies to encourage their continued employment with Critical Path. The significant decrease in acquisition-related retention bonus expense from the first half of 2000 to the first half of 2001 resulted from the completion, during fiscal year 2000, of all but one of these bonus programs.

  Restructuring

     In April 2001, we announced a three part strategic restructuring plan that involved reorganizing Critical Path's product and service offerings around a group of core communications solutions. The three elements of the plan include:
(i) focusing on core communications solutions; (ii) headcount reduction; and
(iii) facilities and operations consolidation. Additionally, we have implemented an aggressive expense management plan to further reduce operating costs while maintaining strong customer service for its core solutions. As a result of these strategic initiatives, we anticipate that we will realize future annual cost savings of approximately $30.0 to $50.0 million. Current accounting rules only allow for restructuring charges that have been incurred or have been estimated in connection with a formal approved exit or restructuring plan. Accordingly, there are certain amounts which have been included in our estimated one-time restructuring and impairment charges which have not been recorded as such amounts are part of an exit or restructuring plan not yet formally approved by management. The non-core products and services comprised approximately 23.6% and 30.3% of total revenues in the three- and six-month periods ended June 30, 2001 and approximately 27.5% and 26.5% of total revenues in the three- and six-month periods ended June 30, 2000. It is expected that these products and services will be an insignificant part of our revenue stream by the fourth quarter of 2001.

     Core Solutions and Services. Core communications solutions are our messaging and directory infrastructure platform, including mail, calendar, address book, file storage, secure delivery, directory and meta-directory, and access services supporting wireline and wireless users. During the quarter, we announced that new sales of products and related services for resource management, project collaboration, fax messaging, message boards, and data integration products were being discontinued. We are in discussions with outside parties related to the sale of several product lines, which are expected to close before the end of the year. During the second quarter, charges related to the exit of these products aggregated $1.4 million, of which $107,000 has been paid. We do not anticipate any additional charges during the remainder of the year.

     Headcount Reduction. We announced that we would lay off approximately 450 employees as part of the restructuring. The reduction is expected to come from both the discontinuance of non-core products and organizational changes designed to improve general operational efficiencies. During the second quarter, we laid off approximately 212 employees and anticipate that another 130 employees will be laid off or will leave Critical Path as part of the sales of several product lines before the end of the year. Additionally, during the quarter there were approximately 40 voluntary resignations, net of newly hired employees. At June 30, 2001 total headcount was approximately 784. During the second quarter, severance and related charges were approximately $5.0 million, of which approximately $4.7 million has been paid. We anticipate that severance and related charges during the remainder of the year will be approximately $3.0 to $5.0 million.

     Facilities and Operations Consolidation. We announced that we would reduce our 77 worldwide office facilities by approximately two thirds. During the second quarter, we consolidated 33 facilities into existing or new cost effective offices and we anticipate that an additional 17 will be consolidated before the end of the year. During the second quarter, lease terminations, and related charges aggregated approximately $2.1 million, of which approximately $900,000 has been paid. We anticipate additional charges during the remainder of the year will be approximately $4.0 to $5.0 million.

  Stock-Based Expenses

     Warrants. During 1999 and 2000, we issued warrants to purchase shares of our preferred and common stock pursuant to certain strategic agreements with ICQ, Inc., Qwest Communications Corporation, Worldsport Network Ltd., one of our lessors, and a major telecommunications company. These issuances allowed the warrantholders to purchase an aggregate of 7.1 million shares of our common stock in exchange for sub-branded advertising and various other services. During the three- and six-months ended June 30, 2001, we recognized stock-based expenses related to these warrants of approximately $4.9 million and $9.8 million, respectively, and during the three- and six-months ended June 30, 2000, we recognized amounts of approximately $7.5 million and $11.5 million, respectively. We believe that these warrant agreements could have a significant current and future impact on our operating results.

     In March 2001, the Company entered into certain agreements with Vectis Group, LLC ("Vectis Group") to engage Vectis Group to act as an advisor to the Company with respect to various strategic alternatives the Company is currently exploring and assist with other management related services. As part of the agreement, Vectis Group agreed to provide consulting services to the Company in exchange for a monthly retainer fee and warrants to purchase 500,000 shares of the Company's Common Stock with an exercise price of $2.00 per share, issuable upon execution of the agreement. Using the Black-Scholes option-pricing model and assuming a term of three years, the term of the agreement, and expected volatility of 215%, the initial and final fair value of the warrant on the effective date of the agreement approximated $732,000, which was recognized upon the execution of the agreement in March 2001, as the relationship is terminable at any time.

  Interest and Other Income (Expense)

     Interest and other income, net of expense, consists primarily of interest earnings on cash and cash equivalents as well as net realized gains (losses) on foreign exchange transactions. On March 30, 2000, we issued $300.0 million of five-year, 5.75% Convertible Subordinated Notes due April 1, 2005. As a result of this increase in cash available for investing, interest income increased significantly between the first and second quarters of 2000. Our cash balance was significantly reduced between the second quarter of 2000 and the second quarter of 2001 as a result of cash used in operations, causing a decrease in interest income for the first half of 2001. Interest income amounted to $1.6 million and $3.9 million for the three- and six-months ended June 30, 2001, respectively, and $4.8 million and $5.9 million for the three- and six-months ended June 30, 2000, respectively. We also recognized net gains from foreign currency transactions associated with our international operations in the amounts of $1.3 million and $1.5 million for the three- and six-months ended June 30, 2001, respectively, and a $91,000 net loss and $79,000 net gain for the three- and six-months ended June 30, 2000, respectively.

  Interest Expense

     Interest expense consists primarily of the interest and amortization of debt issuance costs related to the convertible subordinated notes we issued in March 2000, and interest and stock-based charges on certain capital leases. We incurred approximately $4.3 million and $8.6 million in interest on these notes, and approximately $537,000 and $1.1 million related to amortization of debt issuance costs for the three- and six-month periods ended June 30, 2001, respectively. Additionally, we incurred approximately $4.3 million in interest on these notes, and approximately $537,000 related to amortization of debt issuance costs for the three- and six-month periods ended June 30, 2000. During the three- and six-month periods ended June 30, 2001, amortization of stock-based charges was $4,000 and $20,000, respectively, and interest charges on capital lease obligations amounted to $485,000 and $749,000, respectively. For the three- and six-month periods ended June 30, 2000, amortization of stock-based charges was $16,000 and $32,000, respectively, and interest charges on capital lease obligations amounted to $896,000 and $1.2 million, respectively.

  Equity in Net Loss of Critical Path Pacific

     In June 2000, we established a joint venture, Critical Path Pacific, with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. We invested $7.5 million and hold a 40% ownership interest in the joint venture. This investment is being accounted for using the equity method. During the three- and six-month periods ended June 30, 2001, we recorded equity in net loss of joint venture of $397,000 and $1.2 million, respectively. No amounts were recorded in the first and second quarters of 2000.

  Provision for Income Taxes

     No current provision or benefit for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization. We recognized a provision for foreign income taxes during the first and second quarters of 2001 as certain of our European operations generated income taxable in certain European jurisdictions.

  Convertible Subordinated Notes

     On March 30, 2000, we issued $300.0 million of five-year, 5.75% Convertible Subordinated Notes due April 1, 2005. In June 2001, we retired $5.0 million face value of our convertible subordinated notes, which resulted in an after-tax extraordinary gain of $3.8 million in the second quarter. Additionally, in July 2001, the Company retired an additional $40.4 million face value convertible subordinated notes, which resulted in a substantial after-tax extraordinary gain.

LIQUIDITY AND CAPITAL RESOURCES

     During 2001 we have begun investing a portion of our cash in high grade, low risk investments with an average maturity of twelve months. As of June 30, 2001, our cash and short-term investments totaled $132.6 million, comprised of $114.3 million in cash and cash equivalents and $18.3 million in short-term investments. Our working capital was approximately $106.2 million. During the first half of 2001, we used approximately $83.9 million in cash. After incurring restructuring charges and realizing the expected quarterly cost savings in connection with our strategic restructuring, implementing certain worldwide cost control policies and procedures, and the potential increase in revenue volume as we continue to move beyond the issues experienced in the first quarter of 2001, we believe that we have sufficient cash to operate for the duration of 2001.

     We used $55.9 million in cash to fund operating activities during the first and second quarters of 2001 primarily due to our net loss adjusted for non-cash charges, acquisition-related retention bonus payments and payments related to our restructuring plan. Our cash disbursements related primarily to compensation for our employees. In addition, we used cash to fund various other operating costs, which are identified in the Results of Operations portion of this section.

     We used $39.7 million in cash to fund investing activities during the first and second quarters of 2001 to enter into certain short-term investments and to purchase property, equipment and other capital expenditures, however the cash used for those capital expenditures in 2001 has significantly reduced from capital expenditure levels in 2000. The primary use of cash during the first half of 2001 was related to short-term investments of approximately $18.3 million, which is comprised primarily of low risk corporate bonds and government securities. Additionally we incurred capital expenditures related to the acquisition of the outstanding equity interest in CP Italia, a consolidated subsidiary, an investment banking fee related to the ISOCOR acquisition and the installation of additional network infrastructure equipment in our data centers.

     We used $4.5 million in cash from financing activities during the first and second quarters of 2001 to retire principal on capital lease obligations and $5.0 million of our convertible subordinated notes. These uses were offset by net proceeds from the sale of the Company's common stock. Additionally we received $289.2 million in net cash proceeds from financing activities during 2000 from the sale of $300.0 million in convertible subordinated notes, as well as from the exercise of employee stock options and the purchase of stock under our employee stock purchase plan. These cash proceeds were partially offset by payments to retire principal on capital lease obligations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

WE HAVE EXPERIENCED TURNOVER OF SENIOR MANAGEMENT AND OUR CURRENT MANAGEMENT TEAM HAS BEEN TOGETHER FOR A LIMITED TIME, WHICH COULD HARM OUR BUSINESS AND OPERATIONS.

     We are currently engaged in a search for a new Chief Executive Officer. Our success depends on our ability to recruit and hire a Chief Executive Officer. If we are not able to successfully recruit a Chief Executive Officer, our business will be seriously harmed.

     In the first half of 2001, we announced a series of changes in our management and board of directors. In the early part of the second quarter of 2001, we announced a series of additional changes in our management and board of directors. It is possible this high turnover at our senior management levels may continue. Because of these recent changes, our management team has not worked together for a significant length of time and may not be able to work together effectively to successfully implement our strategy. If our management team is unable to accomplish our business objectives, our ability to grow our business could be severely impaired.

     We do not have long-term employment agreements with any of our executive officers. The loss of the services of one or more of our current senior executive officers could harm our business and affect our ability to successfully implement our business objectives.

IF WE FAIL TO IMPROVE SALES AND MARKETING ACTIVITIES, WE MAY BE UNABLE TO IMPROVE OUR BUSINESS.

     Our ability to increase revenues will depend on our ability to successfully recruit, train and retain sales and marketing personnel. Competition for qualified personnel is intense and we may not be able to hire and retain personnel with relevant experience. The complexity and implementation of our messaging and directory infrastructure products and services require highly trained sales and marketing personnel to educate prospective customers regarding the use and benefits of our services. Current and prospective customers, in turn, must be able to educate their end-users. Any delays or difficulties encountered in our staffing efforts would impair our ability to attract new customers and enhance our relationships with existing customers. This in turn would adversely impact the timing and extent of revenues. Because we have experienced high turnover in our sales force and the majority of our current sales and marketing personnel have recently joined us and have limited experience working together, our sales and marketing organizations may not be able to compete successfully against the sales and marketing organizations of our competitors. If we do not successfully operate our sales and marketing activities, our business could suffer and the price of our common stock could decline.

WE DEPEND ON STRATEGIC RELATIONSHIPS AND OTHER SALES CHANNELS AND THE LOSS OF ANY STRATEGIC RELATIONSHIPS COULD HARM OUR BUSINESS AND NEGATIVELY AFFECT OUR REVENUES.

     We depend on strategic relationships to expand distribution channels and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon marketing services through new and existing strategic relationships. We depend on a broad acceptance of outsourced messaging services on the part of potential partners and acceptance of our company as the supplier for these outsourced messaging services. We also depend on joint marketing and product development through strategic relationships to achieve market acceptance and brand recognition. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon 30 - 120 days' notice. Most of the agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. If we lose any strategic relationships, fail to renew these agreements or relationships or fail to develop new strategic relationships, our business will suffer. The loss of any key strategic relationships would have an adverse impact on our current and future revenues. In addition to strategic relationships, we also depend on the ability of our customers to sell and market our services to their end-users.

DUE TO OUR LIMITED OPERATING HISTORY, EVOLVING BUSINESS STRATEGY AND THE EMERGING NATURE OF THE MESSAGING AND DIRECTORY INFRASTRUCTURE MARKET, OUR FUTURE REVENUES ARE UNPREDICTABLE, AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

     We cannot accurately forecast our revenues as a result of our limited operating history, evolving business strategy and the emerging nature of the Internet messaging infrastructure market. Forecasting is further complicated by rapid changes in our business due to the ten acquisitions we completed in 1999 and 2000, our current strategic restructuring, as well as significant fluctuations in license revenues as a percentage of total revenues from an insignificant percentage in 1999, to 38% in 2000 and to 27% in the first half of 2001. Our revenues could fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

     - continued growth of the Internet in general and the use of messaging and directory infrastructure products and services in particular;

     - demand for outsourced messaging services;

     - demand for licensing of messaging, directory, and other products;

     - our ability to attract and retain customers and maintain customer satisfaction;

     - our ability to attract and retain qualified personnel with messaging and directory infrastructure industry expertise, particularly sales and marketing personnel;

     - the reaction of our customers and potential customers to our ongoing integration of acquired businesses;

     - our ability to upgrade, develop and maintain our systems and infrastructure;

     - the budgeting cycles of our customers and potential customers;

     - the amount and timing of operating costs and capital expenditures relating to expansion of business and infrastructure;

     - our ability to effectively respond to the rapid technology change of the messaging and directory infrastructure market;

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

     Our operating results also could be impacted by a decision to eliminate a product or service offering through termination, sale or other disposition or to sustain certain products and services at a minimum level where customer commitments prevent us from eliminating the offering altogether. Decisions to eliminate or limit our offering of a product or service will involve the expenditure of capital, the realization of losses, a reduction in our workforce, facility consolidation or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

     As a result of the foregoing, period-to-period comparisons of operating results are not a good indication of future performance. It is likely that operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to decline.

WE HAVE A HISTORY OF LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

     As of June 30, 2001, we had an accumulated deficit, including other comprehensive income, of approximately $2.1 billion. We have not achieved profitability in any period and expect to continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. We expect that our operating expenses will decrease as a result of our strategic restructuring. However, we will continue to spend resources on maintaining and strengthening our business, and this may have a negative effect on our operating results and our financial condition in the near term.

     We have spent heavily on technology and infrastructure development. We may continue to spend substantial financial and other resources to develop and introduce new end-to-end messaging and directory infrastructure solutions, and improve our sales and marketing organizations, strategic relationships and operating infrastructure. In addition, in future periods we will continue to incur significant non-cash charges related to the ten acquisitions we completed in 1999 and 2000 and stock-based compensation. We expect that our cost of revenues, sales and marketing expenses, general and administrative expenses, operations and customer support expenses and depreciation and amortization expenses could continue to increase in absolute dollars and may increase as a percent of revenues. If revenues do not correspondingly increase, our operating results and financial condition could be harmed. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We may never obtain sufficient revenues to achieve profitability. If we do achieve profitability, we may not sustain or increase profitability in the future. This may, in turn, cause the price of our common stock to decline.

A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A HIGH PERCENTAGE OF OUR REVENUES, IF WE LOSE A MAJOR CUSTOMER OR IF WE ARE UNABLE TO ATTRACT NEW CUSTOMERS, OUR OPERATING RESULTS COULD BE HARMED.

     We expect that sales of our services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of a major customer could harm our business. Our agreements with our customers typically have terms of one to three years with automatic one year renewals and can be terminated without cause upon 30 - 120 days' notice. If our customers terminate their agreements before the end of the contract term, the loss of the customer could have an adverse impact on our current and future revenues. Also, if we are unable to attract and enter into agreements with new customers, our business will not grow and we will not generate additional revenues.

IF WE ARE UNABLE TO SUCCESSFULLY COMPETE IN OUR PRODUCT MARKET, OUR OPERATING RESULTS COULD BE HARMED.

     Because we have a variety of messaging and directory infrastructure products and services, we encounter different competitors at each level of our products and services. Our competitors for corporate customers seeking outsourced hosted messaging solutions are email service providers, such as Commtouch, Easylink, USA.NET and application service providers offering hosted exchange services. Our competitors for service providers seeking insourced or outsourced product-based solutions are iPlanet and OpenWave. For secure delivery services, our competitors include Tumbleweed for product-based solutions and SlamDunk for service-based solutions. In the enterprise/eBusiness directory category, we compete primarily with iPlanet, Microsoft and Novell, and our competitors in the meta-directory market are iPlanet, Microsoft, Novell and Siemens.

     We believe that competitive factors affecting the market for messaging and directory infrastructure solutions include:

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

     We believe competition will increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Any delay in our development and delivery of new services or enhancement of existing services would allow our competitors additional time to improve their service or product offerings, and provide time for new competitors to develop messaging and directory infrastructure products and services and solicit prospective customers within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our business to suffer.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL AND TO INITIATE OTHER OPERATIONAL STRATEGIES THAT MAY DILUTE EXISTING SHAREHOLDERS.

     We believe that existing capital resources will enable us to maintain current and planned operations through December 31, 2001. However, additional capital may be required to continue operations and achieve profitability. In addition, we may be required to raise additional funds due to unforeseen circumstances. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders.

     Additionally, we face a number of challenges in operating our business, including our highly leveraged capital structure and significant contingent liabilities associated with litigation. In the event that resolution of these or other operational matters involve issuance of stock, our existing shareholders may experience significant dilution.

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

     The continued defense of the lawsuits also could result in the diversion of our management's time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause the price of our common stock to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payment could seriously harm our financial condition. Most of the lawsuits have been filed as purported class actions by persons who claim that they purchased our common stock during a purported class period. The complaints generally allege that we and the other named defendants made false or misleading statements of material fact about our financial statements, including our revenues, revenue recognition practices, business operations and prospects for the year 2000 and beyond. The complaints, in general, do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside any financial reserves relating to potential damages associated with any of these lawsuits.

THE PENDING SEC INVESTIGATION COULD HARM OUR BUSINESS.

     In February 2001, the Securities and Exchange Commission, or SEC, issued a formal order of investigation of us and certain unidentified individuals associated with us. The investigation relates to non-specified accounting matters, financial reports, other public disclosures and trading activity in our stock. While we do not know the current status of the investigation or any possible actions that may be taken against us as a result, any negative developments with respect to the investigation or any SEC action against us could harm our business and cause the price of our common stock to decline significantly.

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET AND IF WE FAIL TO DO SO, THE PRICE AND LIQUIDITY OF OUR COMMON STOCK MAY DECLINE.

     The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market. The current requirements affecting us include having (i) net tangible assets of at least $4 million and (ii) a minimum bid price per share of $1. As of June 30, 2001, we are not complying with the $4 million of net tangible assets requirement. Since July 12, 2001, the closing bid price per share for our common stock has been below $1. If our net tangible assets remain less than $4 million, or if the bid price of our common stock price continues to remain below $1 per share, our common stock may not remain listed on The Nasdaq National Market. The Nasdaq National Market's Audit Committee Rules require audit committees to be comprised of at least three independent directors. We currently comply with this requirement, however, in the event that we are not able to comply with this or any of the other requirements in the future we may be delisted from The Nasdaq National Market. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

     The SEC approved certain amendments to The Nasdaq Stock Market Marketplace Rules which are effective June 20, 2001, including but not limited to changing the current net tangible assets listing standard to an equity listing standard. The new equity standard requires net equity of at least $10 million. We may begin to qualify under this standard immediately, but compliance with the new equity listing standard is not required until November 1, 2002. If we do not comply with this standard by November 1, 2002 we may be delisted from The Nasdaq National Market. Such action may negatively affect our standing with The Nasdaq National Market, which in turn would harm our business and its financial condition.

OUR STOCK PRICE HAS DECLINED DURING RECENT QUARTERS AND CONTINUED VOLATILITY IN THE STOCK MARKET MAY CAUSE FLUCTUATIONS AND/OR FURTHER DECLINE IN OUR STOCK PRICE.

     The trading price of our common stock has been and may continue to experience cumulative decline and wide fluctuations. For example, during the second quarter of 2001, the closing sale prices of our common stock on The Nasdaq National Market ranged from $1.72 on May 2, 2001 to $0.84 on April 9, 2001, and the closing sale price of our common stock on July 27, 2001 was $0.42. Our stock price may decline or fluctuate in response to any number of factors and events, such as technological innovations, strategic and sales relationships, new product and service offerings by us or our competitors, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent months. This volatility and decline has affected many companies, including our company, irrespective to the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on The Nasdaq National Market, regardless of our operating performance.

LIMITATIONS OF OUR DIRECTOR AND OFFICER LIABILITY INSURANCE MAY HARM OUR
BUSINESS.

     Our liability insurance for actions taken by officers and directors during the period from March 1999 to March 2001, the period during which events related to securities class action lawsuits against us and certain of our current and former executive officers are alleged to have occurred, provides only limited liability protection. If these policies do not adequately cover our expenses related to those lawsuits, our business and financial condition could be seriously harmed.

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

WE MAY EXPERIENCE DIFFICULTY IN ATTRACTING AND RETAINING KEY PERSONNEL, WHICH MAY NEGATIVELY AFFECT OUR ABILITY TO DEVELOP NEW SERVICES OR RETAIN AND ATTRACT CUSTOMERS.

     The loss of the services of key personnel could harm our business results. Our success also depends on our ability to recruit, retain and motivate highly skilled sales and marketing, operational, technical and managerial personnel. Competition for these people is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to do so, we may be unable to develop new services or continue to provide a high level of customer service, which could result in the loss of customers and revenues.

     We do not have long-term employment agreements with any of our key personnel. In addition, we do not maintain key person life insurance on our employees and have no plans to do so. The loss of the services of one or more of our current key personnel could harm our business and affect our ability to successfully implement our business objectives.

OUR FAILURE TO MANAGE GROWTH COULD CAUSE OUR BUSINESS TO SUFFER.

     In the past, the expansion of our operations has placed a significant strain on managerial, operational and financial resources. To manage any future growth, we may need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to hire additional personnel including sales personnel. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer.

WE HAVE A STRATEGIC PLAN TO EXIT CERTAIN NON-CORE PRODUCTS AND SERVICES, IF WE ARE NOT SUCCESSFUL IN IMPLEMENTING OUR PLAN, OUR BUSINESS COULD BE NEGATIVELY IMPACTED.

     In the first quarter of 2001, we developed a strategic plan that involved reorganizing our product and service offerings around a group of core products deemed most imperative to our ability to serve the messaging and directory infrastructure market. In the second quarter of 2001, implementation of the plan commenced and, accordingly, some products and services that have been determined to be non-core to our strategy were strategically exited. Our strategic plan also includes an initiative to reduce operating costs through a reduction of approximately 450 personnel and a consolidation of approximately two-thirds of our office space in keeping with our increased focus on core messaging products and services. During the second quarter, we had a reduction in force of approximately 212 personnel and were able to consolidate about 33 of our facilities. We are continuing to implement these actions and we expect to incur significant one-time charges. The non-core products and services comprised approximately 37% of total revenues in the first quarter of 2001, approximately 24% of revenues in the second quarter of 2001 and 26% of total revenues during fiscal year 2000. It is expected that these products and services will not be a part of our revenue stream by the fourth quarter of 2001.

WE WILL FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY CONTINUING THE INTEGRATION OF ANY BUSINESSES WE HAVE ACQUIRED.

     Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. The integration of businesses that we have acquired into our business has been and will continue to be a complex, time consuming and expensive process, which may disrupt our business if not completed in a timely and efficient manner. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. In particular, we are currently evaluating, upgrading or replacing our financial information systems and establishing uniformity among the systems of the acquired businesses. We may encounter substantial difficulties, costs and delays involved in integrating the operations of our subsidiaries, including:

     - potential incompatibility of business cultures;

     - perceived adverse changes in business focus; and

     - potential failure in effectively managing our rapid growth in personnel.

     Consequently, we may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenues and cost benefits. We also cannot guarantee that these acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we are not successful in integrating acquired businesses or if expected earnings or synergies do not materialize, we could be forced to attempt to resell or cease operations of acquired businesses. In either event, we would likely incur significant expenses as well as non-cash charges to write-off acquired assets, which could seriously harm our financial condition and operating results.

     Further, due in part to the significant underperformance of some of our acquisitions relative to expectations, we have reviewed the products and services we sell to customers, the locations in which we operate and the manner in which we go to market with our core product and service offerings. As a result of this review, in 2001, we decided to eliminate certain acquired product or service offerings through termination, sale or other disposition or to sustain certain products and services at a minimum level where customer commitments prevent us from eliminating the offering altogether. Any decision, including our recent decisions, to eliminate or limit our offering of an acquired product or service could involve the expenditure of capital, the realization of losses, a reduction in workforce, facility consolidation, and/or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

WE MAY NEED TO LICENSE THIRD-PARTY TECHNOLOGIES AND WE FACE RISKS IN DOING SO.

     We intend to continue to license certain technology from third parties, including web server and encryption technology. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all.

     In addition, we may fail to successfully integrate any licensed technology into our services. These third-party in-licenses may expose us to increased risks, including risks related to the integration of new technology, the diversion of resources from the development of proprietary technology, and an inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs. An inability to obtain any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. Any delays in services could cause our business and operating results to suffer.

WE MAY HAVE LIABILITY FOR INTERNET CONTENT AND WE MAY NOT HAVE ADEQUATE LIABILITY INSURANCE.

     As a provider of messaging and directory services, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via our services. We do not and cannot screen all of the content generated by our users, and we could be exposed to liability with respect to this content. Furthermore, some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

     Although we carry general liability and umbrella liability insurance, our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There also is a risk that a single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Should either of these risks occur, capital contributed by our shareholders may need to be used to settle claims. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage could harm our reputation and business and operating results, or could result in the imposition of criminal penalties.

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

WE RELY ON TRADEMARK, COPYRIGHT AND TRADE SECRET LAWS AND CONTRACTUAL RESTRICTIONS TO PROTECT OUR PROPRIETARY RIGHTS, AND IF THESE RIGHTS ARE NOT SUFFICIENTLY PROTECTED, IT COULD HARM OUR ABILITY TO COMPETE AND GENERATE REVENUE.

     We also rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to agreements which impose certain restrictions on the licensee's ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Our proprietary rights may not be adequately protected because:

     - laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and

     - policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

     Also, the laws of other countries in which we market our products may offer little or no protection of our proprietary technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for it, which would harm our competitive position and market share.

WE MAY NOT BE ABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE OF THE MESSAGING AND DIRECTORY INFRASTRUCTURE INDUSTRY.

     The messaging directory infrastructure industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing email and messaging services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective customers. If we don't properly identify the feature preferences of prospective customers, or if we fail to deliver email features which meet the standards of these customers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entail significant technical and business risks and require substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

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

IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN THE EXPANSION OF OUR INTERNATIONAL OPERATIONS, OUR BUSINESS COULD SUFFER.

     We derived 37% of our revenue from international sales in the first half of 2001 and 40% of our revenue from international sales in 2000. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, including:

     - difficulties and costs of staffing and managing international operations;

     - fluctuations in currency exchange rates and imposition of currency exchange controls;

     - differing technology standards;

     - difficulties in collecting accounts receivable and longer collection periods;

     - unexpected changes in regulatory requirements, including U.S. export restrictions on encryption technologies;

     - political and economic instability;

     - potential adverse tax consequences; and

     - reduced protection for intellectual property rights in some countries.

     Any of these factors could harm our international operations and, consequently, our business and consolidated operating results. Specifically, failure to successfully manage international growth could result in higher operating costs than anticipated or could delay or preclude altogether our ability to generate revenues in key international markets.

OUR RESERVES MAY BE INSUFFICIENT TO COVER BILLS WE ARE UNABLE TO COLLECT.

     We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided them. For example, if the current economic conditions continue to decline or if new or unanticipated government regulations are enacted which affects our customers, they may be unable to pay their bills. In the past, we have experienced significant collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future. In particular, a portion of our customers are suffering from the general weakness in the economy and among technology companies in particular. Although we have established reserves that we believe are sufficient to cover losses due to delays in or inability to pay, there can be no assurance that such reserves will be sufficient to cover such losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of a serious energy crisis that may disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply or the power supply of any of our customers, we, or our customers, may be temporarily unable to operate. Any interruption in our ability to continue operations could delay the development or interfere with the sales of our products. Future interruptions could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Any interruption in the ability of our customers to continue operations could also harm our business. We do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages we incur could harm our business.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and many employees are based in California.

OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE IN CONTROL.

     Our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some of these provisions:

     - authorize the issuance of preferred stock that can be created and issued by our board of directors without prior shareholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of our common stock;

     - prohibit shareholder action by written consent; and

     - establish advance notice requirements for submitting nominations for election to our board of directors and for proposing matters that can be acted upon by shareholders at a meeting.

     In March 2001, we adopted a shareholder rights plan or "poison pill." This plan could cause the acquisition of our company by a party not approved by our board of directors to be prohibitively expensive.

                     SUPPLEMENTAL PRO FORMA FINANCIAL DATA

     The following supplemental pro forma financial information presents Critical Path's condensed consolidated results of operations during the three- and six-month periods of 2001 and 2000, excluding the impact of certain special charges consisting of (i) amortization of intangible assets associated with purchase business combinations, (ii) accruals for employee retention bonuses associated with purchase business combinations, and (iii) stock-based compensation associated with outstanding options and warrants, (iv) one-time charges related to our restructuring initiative, (v) impairment of long-lived assets, (vi) write-down of investments and (vii) gain on the retirement of convertible subordinated debt. This supplemental presentation is for informational purposes only, and is not intended to replace the consolidated operating results prepared and presented in accordance with generally accepted accounting principles.

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  --------------------    --------------------
                                                  JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                    2000        2001        2000        2001
                                                  --------    --------    --------    --------
                                                                  (UNAUDITED)
Net revenues
  Software license..............................  $ 13,897    $  8,913    $ 24,967    $ 14,463
  Hosted messaging..............................    14,220      11,141      23,315      25,580
  Professional service..........................     3,030       2,900       5,523       6,317
  Maintenance and support.......................     2,348       4,131       4,243       7,868
                                                  --------    --------    --------    --------
          Total net revenues....................    33,495      27,085      58,048      54,228
                                                  --------    --------    --------    --------
Cost of net revenues
  Software license..............................       737         126       1,744         417
  Hosted messaging..............................    13,538      17,440      25,418      35,378
  Professional service..........................     1,388       2,594       2,444       5,560
  Maintenance and support.......................     1,812       2,414       3,216       5,000
                                                  --------    --------    --------    --------
          Total cost of net revenues............    17,475      22,574      32,822      46,355
                                                  --------    --------    --------    --------
Gross profit....................................    16,020       4,511      25,226       7,873
                                                  --------    --------    --------    --------
Operating expenses
  Sales and marketing...........................    17,342      15,694      30,947      34,406
  Research and development......................     9,213       8,333      15,536      18,267
  General and administrative....................     7,332      11,745      14,098      25,038
                                                  --------    --------    --------    --------
          Total operating expenses..............    33,887      35,772      60,581      77,711
                                                  --------    --------    --------    --------
Loss from operations............................   (17,867)    (31,261)    (35,355)    (69,838)
Interest and other income (expense), net........     4,697       2,895       5,954       5,320
Interest expense................................    (5,244)     (5,311)     (5,501)    (10,362)
Minority interest in net income of consolidated
  subsidiary....................................      (325)         --        (325)         --
Equity in net loss of joint venture.............        --        (397)         --      (1,173)
                                                  --------    --------    --------    --------
Loss before income taxes........................   (18,739)    (34,074)    (35,227)    (76,053)
Provision for income taxes......................    (1,439)     (1,150)     (1,799)     (1,493)
                                                  --------    --------    --------    --------
Net loss........................................  $(20,178)   $(35,224)   $(37,026)   $(77,546)
                                                  ========    ========    ========    ========
Net loss per share -- basic and diluted.........  $  (0.34)   $  (0.48)   $  (0.68)   $  (1.06)
Weighted average shares -- basic and diluted....    58,592      73,794      54,581      72,966

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2001, our investment portfolio consisted of available-for-sale securities, excluding those classified as cash equivalents, of $26.6 million. These securities consist of $8.3 million of strategic equity investments in corporate partners, certain of which are publicly traded and marketable and certain of which are privately held and $18.3 million of high grade low risk government securities and corporate bonds. These securities are subject to equity price risk. Critical Path's long-term obligations consist of our $295.0 million five-year, 5.75% Convertible Subordinated Notes due April 2005, and certain fixed rate capital leases. We do not attempt to reduce or eliminate our market exposure on these securities.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Critical Path, Inc.

     We have reviewed the accompanying condensed consolidated balance sheet of Critical Path, Inc. and its subsidiaries as of June 30, 2001, and the related condensed consolidated statement of operations for each of the three and six-month periods ended June 30, 2000 and June 30, 2001 and the condensed consolidated statement of cash flows for each of the six month periods ended June 30, 2000 and June 30, 2001. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated April 4, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, CA
August 2, 2001

                                    PART II

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

  Securities Class Actions

     Beginning on February 2, 2001, a number of securities class action complaints were filed against us, certain of our current and former officers and directors and our independent accountants in the United States District Court for the Northern District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased our common stock during a purported class period; the alleged class periods vary among the complaints. The complaints have been consolidated into a single action. The complaints generally allege that, in differing periods from December 1999 to February 1, 2001, we and other named the defendants made false or misleading statements of material fact about our financial statements, including our revenues, revenue recognition policies, business operations and prospects for the year 2000 and beyond. The complaints seek an unspecified amount in damages on behalf of persons who purchased Critical Path stock during certain periods.

  Derivative Actions

     Beginning on February 5, 2001, we have been named as a nominal defendant in a number of derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California and in the United States District Court for the Northern District of California. The derivative complaints allege that certain of Critical Path's current and former officers and directors breached their fiduciary duties to us, engaged in abuses of their control of us, were unjustly enriched by their sales of our common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. The plaintiffs seek unspecified damages on our behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to our benefit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 6, 2001, an Annual Meeting of the Shareholders of Critical Path was held at the Park Hyatt Hotel, 333 Battery Street, San Francisco, California.

     At the Annual Meeting, the following persons were elected by the Shareholders of Critical Path as directors to serve until the next annual meeting or until their earlier resignation or removal: Kevin R. Harvey, David C. Hayden, William E. McGlashan, Jr., Amy Rao and George Zachary.

     The following table sets for the number of votes cast for and withheld, including abstentions and broker non-votes, for the persons standing for election as a director:

                                                       VOTES FOR     WITHHELD
                                                       ----------    ---------
Kevin R. Harvey......................................  43,546,697      273,184
David C. Hayden......................................  40,806,168    3,013,713
William E. McGlashan, Jr. ...........................  43,547,925      271,956
Amy Rao..............................................  41,147,082    2,672,799
George Zachary.......................................  43,538,614      281,267

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     3.1*   Amended and Restated Articles of Incorporation.
     3.2*   Amendment to the Articles of Incorporation.
     3.3*   Amended and Restated Bylaws.
     4.1*   Form of Common Stock Certificate.
     4.2*   Preferred Stock Rights Agreement, dated as of March 29, 2001 between Critical Path, Inc. and Computershare, including the
            Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
     4.3    Warrant to Purchase Common Stock of Critical Path, Inc.
            issued to Vectis Group, LLC.
    10.1    Finder and Advisory Agreement between Critical Path, Inc.
            and Vectis Group, LLC dated as of March 29, 2001.
    10.2    Strategic Analysis Agreement between Critical Path, Inc. and
            Vectis Group, LLC dated as of March 29, 2001.
    10.3    Advisory Services Agreement between Critical Path, Inc. and
            Vectis Group LLC dated as of May 30, 2001.
    15.1    Letter of PricewaterhouseCoopers LLP on Unaudited Interim
            Financial Information.

---------------

     See Exhibit Index attached hereto, which is incorporated herein by reference.

(b) Reports on Form 8-K

     On April 2, 2001, we filed a report on Form 8-K under Item 5 and Item 7, announcing the Company's Board of Directors had approved the adoption of a Shareholder Rights Plan.

     On April 26, 2001, we filed a report on Form 8-K under Item 5 and Item 7, announcing a strategic reorganization, including the appointment of William McGlashan, Jr. as interim Chief Operating Officer and Amy Rao as interim Vice President for Sales, and the termination of Diana Whitehead, former President and Mari Tangredi, former Executive Vice President of Business Development, Sales and Professional Services.

     On June 20, 2001, we filed a report on Form 8-K under Item 5 and Item 7, announcing the appointment of Stephen C. Richards to the Company's Board of Directors.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2001                     CRITICAL PATH, INC.

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
 3.1(1)   Amended and Restated Articles of Incorporation.
 3.2(2)   Amendment to the Articles of Incorporation.
 3.3(1)   Amended and Restated Bylaws.
 4.1(3)   Form of Common Stock Certificate.
 4.2(4)   Preferred Stock Rights Agreement, dated as of March 29, 2001 between Critical Path, Inc. and Computershare, including the
          Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
 4.3      Warrant to Purchase Common Stock of Critical Path, Inc.
          issued to Vectis Group, LLC.
10.1      Finder and Advisory Agreement between Critical Path, Inc.
          and Vectis Group, LLC dated as of March 29, 2001.
10.2      Strategic Analysis Agreement between Critical Path, Inc. and
          Vectis Group, LLC dated as of March 29, 2001.
10.3      Advisory Services Agreement between Critical Path, Inc. and
          Vectis Group LLC dated as of May 30, 2001.
15.1      Letter of PricewaterhouseCoopers LLP on Unaudited Interim
          Financial Information.

---------------
(1) Incorporated by reference from Exhibits 3(i)(b) and 3(ii)(b) of Critical Path, Inc.'s Registration Statement on Form S-1 (File Number 333-71499) filed with the Securities and Exchange Commission on January 29, 1999.

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