Form 10-Q
period 2001-09-30
CRITICAL PATH INC
filed 2001-11-14
CIK 1060801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-25331

CRITICAL PATH, INC.

A California Corporation	I.R.S. Employer No. 91-1788300

532 Folsom Street

San Francisco, California 94105
415-808-8800

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑  Yes           ☐  No

      As of October 31, 2001, the company had outstanding 75,496,491 shares of common stock, $0.001 par value per share.

CRITICAL PATH, INC.

The following Condensed Consolidated Financial Statements and Notes thereto of Critical Path, Inc. and discussions contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding our future strategic plans, plans related to the sale of certain product lines, our plans to exit certain products and services, our plans to reduce costs through a reduction of personnel and a consolidation of office space, our anticipated charges and cost savings as a result of those plans and our belief in our ability to successfully emerge from the restructuring and refocusing of our operations. The words “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” and “estimate” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, turnover of senior management, board of directors members and other key personnel, difficulties of forecasting future results due to our limited operating history, evolving business strategy and the emerging nature of the market for our products and services, pending litigation and SEC investigation, difficulties in finalizing our strategic plan to exit certain non-core products and services, difficulties of integrating acquired businesses, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, risks associated with an inability to maintain continued compliance with the Nasdaq National Market listing requirements, risks associated with our international operations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That May Affect Future Operating Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

PART I

Item 1.      Condensed Consolidated Financial Statements (Unaudited)

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31,	September 30,
	2000	2001

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$216,542	$54,604
Short-term investments	—	10,752
Restricted cash	215	1,104
Accounts receivable, net	38,938	31,598
Other current assets	10,252	6,478

Total current assets	265,947	104,536
Long-term investments	10,610	7,535
Property and equipment, net	85,304	61,318
Intangible assets, net	77,339	36,843
Other assets	11,655	5,945

Total assets	$450,855	$216,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,710	$35,659
Accrued expenses	10,377	7,205
Deferred revenue	15,720	15,913
Capital lease and other obligations, current	9,363	6,130

Total current liabilities	79,170	64,907
Convertible subordinated notes payable	300,000	102,990
Capital lease and other obligations, long-term	4,687	1,866

Total liabilities	383,857	169,763

Commitments and contingencies
Minority interest in consolidated subsidiary	649	—

Shareholders’ Equity
Preferred stock and paid-in-capital, $0.001 par value
Shares authorized: 5,000
Shares issued and outstanding: none	—	—
Common stock and paid-in-capital, $0.001 par value
Shares authorized: 150,000 and 500,000, respectively
Shares issued and outstanding: 74,135 and 75,490, respectively	2,130,329	2,135,817
Notes receivable from shareholders	(1,205)	(1,209)
Unearned compensation	(80,760)	(40,890)
Accumulated deficit, including other comprehensive income	(1,982,015)	(2,047,304)

Total shareholders’ equity	66,349	46,414

Total liabilities and shareholders’ equity	$450,855	$216,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2000	2001	2000	2001

	(Unaudited)
Net revenues
Software license	$12,365	$7,724	$37,332	$22,187
Hosted messaging	16,759	10,000	40,074	35,580
Professional service	3,609	4,206	9,132	10,523
Maintenance and support	2,609	4,857	6,852	12,725

Total net revenues	35,342	26,787	93,390	81,015

Cost of net revenues
Software license	634	517	2,378	934
Hosted messaging	15,552	13,982	40,970	49,360
Professional service	1,317	2,565	3,761	8,125
Maintenance and support	2,207	2,837	5,423	7,837
Amortization of purchased technology	4,434	4,970	10,969	16,314
Acquisition-related retention bonuses	260	—	1,040	—
Stock-based expense — Hosted messaging	381	339	1,257	1,165
Stock-based expense — Professional service	—	161	—	1,182
Stock-based expense — Maintenance and support	—	131	—	1,056
Impairment of long-lived assets	—	—	—	4,207

Total cost of net revenues	24,785	25,502	65,798	90,180

Gross profit (loss)	10,557	1,285	27,592	(9,165)

Operating expenses
Sales and marketing	16,128	11,018	47,075	45,424
Research and development	7,853	7,322	23,389	25,589
General and administrative	6,568	9,447	20,666	34,485
Amortization of intangible assets	94,160	2,485	230,845	10,730
Acquisition-related retention bonuses	1,028	92	7,400	1,055
Stock-based expense — Sales and marketing	8,719	5,841	22,416	19,122
Stock-based expense — Research and development	323	531	3,125	2,857
Stock-based expense — General and administrative	1,346	4,914	3,492	19,981
Restructuring expense, net	10,195	3,779	10,195	12,260
Impairment of long-lived assets	—	—	—	9,991

Total operating expenses	146,320	45,429	368,603	181,494

Loss from operations	(135,763)	(44,144)	(341,011)	(190,659)
Interest and other income, net	4,905	178	10,860	4,796
Interest expense	(5,214)	(3,829)	(10,748)	(14,211)
Minority interest in net income of consolidated subsidiary	(201)	—	(526)	—
Equity in net loss of joint venture	(640)	(346)	(640)	(1,519)

Loss before extraordinary item and income taxes	(136,913)	(48,141)	(342,065)	(201,593)
Provision for income taxes	(2,534)	(2,180)	(4,333)	(3,673)

Loss before extraordinary item	(139,447)	(50,321)	(346,398)	(205,266)
Gain on retirement of convertible subordinated notes, net	—	137,222	—	141,040

Net income (loss)	$(139,447)	$86,901	$(346,398)	$(64,226)

Net income (loss) per common share — Basic and diluted
Loss before extraordinary item	$(2.26)	$(0.68)	$(6.09)	$(2.79)
Gain on retirement of convertible subordinated notes	—	1.84	—	1.92

Net income (loss)	$(2.26)	$1.17	$(6.09)	$(0.87)

Weighted average common shares outstanding	61,614	74,492	56,925	73,472

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended

	September 30,	September 30,
	2000	2001

	(Unaudited)
Operations
Net loss	$(346,398)	$(64,226)
Provision for doubtful accounts	1,169	4,647
Depreciation and amortization	24,915	35,013
Amortization of intangible assets	245,314	27,043
Amortization of stock-based costs and expenses	33,737	45,363
Impairment of long-lived assets	—	14,198
Gain on retirement of convertible debt	—	(141,040)
Provision for restructured operations	—	4,037
Equity in net loss of unconsolidated affiliate	640	1,519
Minority interest in net income of consolidated subsidiary	526	—
Accounts receivable	(10,901)	3,271
Other assets	(3,738)	2,808
Accounts payable	(11,364)	(3,570)
Accrued expenses	856	(2,820)
Deferred revenue	(799)	306

Net cash used in operating activities	(66,043)	(73,451)

Investing
Notes receivable from officers	(371)	(1,415)
Property and equipment purchases	(39,939)	(10,613)
Investments in unconsolidated entities, net	(27,895)	(4,212)
Payments for acquisitions, net of cash acquired	(15,269)	(5,686)
Short-term investments	—	(10,752)
Promissory note receivable	10,000	—
Restricted cash	—	(889)

Net cash used in investing activities	(73,474)	(33,567)

Financing
Proceeds from issuance of Common Stock, net	29,414	1,606
Proceeds from convertible debt offering, net	289,181	—
Retirement of convertible debt	—	(49,116)
Payment of note payable	(6,000)	—
Principal payments on lease and other obligations	(4,710)	(7,462)
Purchase of common stock	(113)	(54)

Net cash provided by (used in) financing activities	307,772	(55,026)

Net change in cash and cash equivalents	168,255	(162,044)
Effect of exchange rates on cash and cash equivalents	(1,729)	106
Cash and cash equivalents at beginning of period	75,932	216,542

Cash and cash equivalents at end of period	$242,458	$54,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

  The Company

      Critical Path, Inc. was incorporated in California on February 19, 1997. In connection with the annual meeting of shareholders held in June 2000, the shareholders approved the re-incorporation of Critical Path, Inc. in Delaware, as well as an increase in the authorized shares of Common Stock from 150 million to 500 million. The Company amended its articles of incorporation to increase the authorized shares to 505 million; however the Company has not yet re-incorporated in Delaware. Critical Path, Inc. along with its subsidiaries (collectively referred to herein as the “Company”) provides messaging and directory communications solutions for corporate enterprises and service providers worldwide.

      The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Critical Path, Inc. and subsidiaries furnished herein have been reviewed by independent accountants, whose report is included herein. These financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for each interim period presented. All adjustments are normal recurring adjustments. The Financial Statements should be read in conjunction with the condensed consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as amended. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire year.

      With respect to the unaudited condensed consolidated financial information of the Company as of September 30, 2001 and for the three- and nine-month periods ended September 30, 2000 and 2001 included herein, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 7, 2001, appearing herein, states that they did not audit and they do not express an opinion on the unaudited condensed consolidated financial information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a report or a part of this Form 10-Q prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

  Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Investments

      Short-term and long-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities. This statement requires that securities be classified as “held to maturity,” “available-for-sale” or “trading,” and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. The Company currently holds short-term investments of approximately $10.8 million in low risk government securities and corporate bonds and classifies these investments as available-for-sale. Available-for-sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, reported as other comprehensive income, a separate component of stockholders’ equity. At the time of sale, any gains or losses will be recognized as a component of operating results.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Segment and Geographic Information

      The Company does not currently manage its business in a manner that requires it to report financial results on a segment basis. The Company currently operates in one segment, messaging and directory communications solutions, and management uses one measure of profitability. Revenue information on a product basis has been disclosed in our statement of operations. Included in software license revenue is InScribe Messaging revenue of approximately $2.5 million and $9.4 million for the three- and nine month periods ended September 30, 2001, respectively, and approximately $5.2 million and $22.4 million for the three- and nine month periods ended September 30, 2000, respectively.

  Reclassifications

      Certain amounts previously reported have been reclassified to conform to the current period presentation.

  Recent Accounting Pronouncements

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement develops one accounting model for long-lived assets that are to be disposed of by sale. This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, this Statement expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this Statement to have a significant impact on its financial statements.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for under the purchase method for which the date of acquisition is July 1, 2001, or later. We have engaged in significant acquisition activity in the past, including business combinations. The provisions of this Statement would require all future business combinations to be accounted for using the purchase method.

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

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject immediately to the nonamortization and amortization provisions of this Statement. We anticipate that implementation of this Statement will not have a material impact on our financial results.

Note 2 — Restructuring

      In April 2001, the Company announced a three part strategic restructuring plan that involved reorganizing Critical Path’s product and service offerings around a group of core communication solutions. The three elements of the plan include: (i) focusing on core communication solutions; (ii) workforce reduction; and (iii) facilities and operations consolidation. Additionally, the Company has implemented an aggressive expense management plan to further reduce operating costs while maintaining strong customer service for its core solutions. During the third quarter the Company substantially completed its restructuring plan, including the divestiture of many of its non-core products and services, a significant reduction in headcount and facilities and the implementation of other cost cutting measures, causing a significant reduction in overall operating expenses. As a result of these strategic initiatives, the Company anticipates that it will realize future annual cost savings of greater than $70.0 million. The non-core products and services comprised approximately 18% and 26% of total revenues in the three- and nine-month periods ended September 30, 2001 and approximately 22% and 25% of total revenues in the three- and nine-month periods ended September 30, 2000. It is expected that these products and services will be an insignificant part of the Company’s revenue stream by the fourth quarter of 2001.

  Refocusing on Core Communications Solutions

      Core communication solutions are our messaging and directory infrastructure platform, including mail, calendar, address book, file storage, secure delivery, directory and meta-directory, and access services supporting wireline and wireless users. Restructuring charges associated with this refocusing of our products and services consisted primarily of contract termination fees, gains and losses related to asset sales and dispositions, and lease termination fees. During the quarter, the Company sold or discontinued nearly all of its thirteen non-core products and services. The Company also completed the disposition of six of seven non-core products being sold, inclusive of the sales of the InJoin Trans, Batch and PATH/3270, the InJoin Broker product family, and the InLine Project Collaboration. Additionally, the Company has discontinued four of six non-core products and services that it has decided to exit and the remaining two are expected to be discontinued no later than the first quarter of 2002. As a result of these transactions a net gain of $2.7 million was recorded in the third quarter.

  Reduction of Workforce, Facility and Other Expenses

      The Company further reduced its headcount from 1,011 at March 31, 2001 and 784 at June 30, 2001 to 564 employees at September 30, 2001, and continued to consolidate its facilities from 77 at March 31, 2001 and 44 at June 30, 2001 to the current level of 38, with approximately 15 additional facilities expected to close no later than the first quarter of 2002. Charges related to the headcount reduction consisted primarily of the payment of severance and fringe benefits, and aggregated approximately $5.3 million during the third quarter. Included in the third quarter was approximately $1.5 million related to the forgiveness of a note receivable to one of the Company’s former executives. Lease terminations and facility consolidation related charges consisted primarily of lease termination, future lease payments and related fees, and aggregated approximately $1.2 million during the third quarter. The Company anticipates that the remaining restructuring charges will be recorded in the fourth quarter and will amount to less than $1.5 million.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Summary of Year-To-Date Restructuring Costs

	Total	Noncash	Cash	Liabilities at
	Charge	Charges	Payments	September 30, 2001

Workforce reduction	$10.3	$1.3	$7.5	$1.4
Facility and operations consolidation and other charges	3.3	1.0	1.1	1.3
Non-core product and service sales and divestitures	(1.3)	0.9	(3.4)	1.2

Total	$12.3	$3.2	$5.2	$3.9

Note 3 — Convertible Subordinated Notes

      On March 30, 2000, the Company issued $300.0 million of five-year, 5.75% Convertible Subordinated Notes due April 1, 2005 (the “Notes”). In June 2001 the Company began a financial restructuring of its balance sheet, which included the repurchase of a portion of its outstanding Notes on an opportunistic basis. During the three- and nine-months ended September 30, 2001, the Company retired $192.0 million and $197.0 million in face value of Notes, respectively, which resulted in after-tax extraordinary gains of approximately $137.2 million and $141.0 million, respectively. As of September 30, 2001 $103.0 million of face value of its Notes remained outstanding. Also refer to Note 9 — Subsequent Events.

Note 4 — Commitments and Contingencies

      Securities Class Actions in Northern District of California. Beginning on February 2, 2001, a number of securities class action complaints were filed against the Company, certain of our current and former officers and directors in the United States District Court for the Northern District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased the Company’s common stock during a purported class period; the alleged class periods vary among the complaints. The complaints have been consolidated into a single action. The complaints generally allege that, during the period from September 26, 2000 to February 1, 2001, the Company and certain of its former officers made false or misleading statements of material fact about the Company’s financial statements, including its revenues, revenue recognition policies, business operations and prospects for the year 2000 and beyond. The complaints seek an unspecified amount in damages on behalf of persons who purchased Critical Path stock during certain periods, including those who acquired the Company’s stock in connection with the acquisition of Peerlogic. In addition, on September 24, 2001, certain former shareholders of Peerlogic filed a putative class action in the Superior Court of the State of California alleging that Critical Path breached representations and warranties made in connection with the acquisition of Peerlogic. The complaint seeks an unspecified amount in damages. We have removed the action to the United States District Court for the Northern District of California. On November 8, 2001, Critical Path announced that it had reached an agreement in principle to settle these cases and executed binding memoranda of understanding. Also refer to Note 9 — Subsequent Events.

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path has been named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California and in the United States District Court for the Northern District of California. The derivative complaints allege that certain of Critical Path’s current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, were unjustly enriched by their sales of the Company’s common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. The plaintiffs seek unspecified damages on the Company’s behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to the Company’s benefit. Contemporaneously with settlement of the securities class action described above, an agreement in principle

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been reached to settle the derivative action and executed binding memoranda of understanding. Also refer to Note 9 — Subsequent Events.

      Securities and Exchange Commission Investigation. In February 2001, the Securities and Exchange Commission (the “SEC”) issued a formal order of investigation of the Company and certain of the Company’s current and former officers and directors associated with the Company with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. While the Company does not know the current status of the investigation or any possible actions that may be taken against the Company as a result, any SEC action against Critical Path could harm the Company’s business.

      Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of our current and former officers and directors and underwriters connected with our initial public offering of common stock in the United States District Court for the Southern District of New York. The complaints have been filed as purported class actions by individuals who allege that they purchased common stock at the initial public offering of common stock between March 26, 1999 and December 6, 2000. The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The complaints have been consolidated into a single action. The complaints seek an unspecified amount in damages on behalf of persons who purchased Critical Path stock during the specified period

      The uncertainty associated with various unresolved lawsuits and the SEC investigation could seriously harm the Company’s business and financial condition. In particular, the lawsuits or the investigation could harm its relationships with existing customers and its ability to obtain new customers. The continued defense of the lawsuits and conduct of the investigation could also result in the diversion of management’s time and attention away from business operations, which could harm the Company’s business. Negative developments with respect to the lawsuits or the investigation could cause the Company’s stock price to decline significantly. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits or the investigation by settlement or otherwise, the size of any such payment could seriously harm the Company’s financial condition.

Note 5 — Impairment of Long-Lived Assets

      In connection with the Company’s restructuring plan (Note 2 — Restructuring), an impairment assessment of certain of its long-lived assets was performed during the second quarter. The assessment was performed as a result of the determination by the Company to exit certain products and services that were determined to be non-core to the Company’s business strategy. The Company has reviewed the intangible assets related to these non-core products and services and, as a result of its assessment, in the second quarter of 2001 recorded a $14.2 million impairment charge to reduce these intangible assets to their estimated fair values or eliminate them, as appropriate.

Note 6 — Related Party Transactions

     Vectis Group, LLC

      In March 2001, the Company entered into certain agreements with Vectis Group, LLC (“Vectis Group”) to engage Vectis Group to act as an advisor to the Company with respect to various strategic alternatives the Company was exploring and to assist with other management related services. As part of the agreement, Vectis Group agreed to provide consulting services to the Company in exchange for a monthly retainer fee, potential transaction - based fees associated with certain strategic asset sales and investments in Critical Path and immediately exercisable warrants to purchase 500,000 shares of the Company’s Common

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock with an exercise price of $2.00 per share, issuable upon execution of the agreement. Using the Black-Scholes option-pricing model and assuming a term of three years, the term of the agreement, and expected volatility of 215%, the initial and final fair value of the warrant on the effective date of the agreement approximated $732,000, which was recognized upon the execution of the agreement in March 2001, as the relationship is terminable at any time. During the term of the agreement, we paid Vectis Group an aggregate of approximately $1.1 million in monthly retainer fees and expenses and approximately $3.1 million in transactional fees (including approximately $2.75 million in connection with the recent financing transaction). William McGlashan, Jr., a principal in Vectis Group, is a member of the Board of Directors of the Company, was appointed interim President and Chief Operating Officer in April, 2001 and has recently been appointed Vice Chairman and interim Chief Executive Officer. Effective September 30, 2001, the Company terminated its agreement with Vectis Group for consulting and other transactional services. In connection with the termination of the agreement, certain other employees of Vectis Group have become employees of Critical Path. Although the agreement terminated, certain obligations under the agreement survived, including the transaction fee paid in connection with the Company’s recent financing transaction and related indemnification obligations. Also refer to Note 9 — Subsequent Events.

  Loans to Executive Officers

      In connection with each of their respective employment agreements, the Company made loans and held notes receivable from David C. Hayden, Executive Chairman, and Pierre Van Beneden, President, totaling $1.5 million and $350,000, respectively. Hayden’s full recourse note accrues interest at the rate of 6.75% per annum and shall be repaid by the achievement of performance-based milestones described in Mr. Hayden’s employment agreement and performance loan agreement. Mr. Van Beneden’s loan shall be interest free for the first year and shall be forgiven in monthly installments over the first year of Van Beneden’s employment. In the event of Mr. Van Beneden’s departure prior to one year from employment, the note shall be repayable and interest due in accordance with the terms of his employment agreement. Mr. Van Beneden’s employment agreement and loan was not effective until October 8, 2001.

Note 7 — Other Comprehensive Loss

      The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Net loss	$(139,447)	$86,901	$(346,398)	$(64,226)
Unrealized investment gains (losses)	(3,117)	(558)	(9,233)	(947)
Foreign currency translation adjustments	(1,177)	2,301	(13,087)	(116)

Total comprehensive income (loss)	$(143,741)	$88,644	$(356,939)	$(65,289)

      Accumulated other comprehensive loss consists of unrealized gains (losses) on available-for-sale securities, net of tax, and cumulative translation adjustments.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Net Loss Per Share

      Net loss per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Net income (loss)
Loss before extraordinary item	$(139,447)	$(50,321)	$(346,398)	$(205,266)
Gain on retirement of convertible subordinated notes	—	137,222	—	141,040

Net income (loss)	$(139,447)	$86,901	$(346,398)	$(64,226)

Weighted average shares outstanding
Weighted average shares outstanding	64,405	75,509	60,061	74,913
Weighted average shares subject to repurchase agreements	(1,214)	(102)	(1,637)	(251)
Weighted average shares held in escrow related to acquisitions	(1,577)	(915)	(1,499)	(1,190)

Shares used in computation of basic and diluted net income (loss) per share	61,614	74,492	56,925	73,472

Basic and diluted net income (loss) per share
Loss before extraordinary item	$(2.26)	$(0.68)	$(6.09)	$(2.79)
Gain on retirement of convertible subordinated notes	$—	$1.84	$—	$1.92

Net income (loss)	$(2.26)	$1.17	$(6.09)	$(0.87)

      For the nine-month periods ended September 30, 2000 and 2001 approximately 19.4 million and 31.7 million potential common shares, respectively, were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

Note 9 — Subsequent Events

      Equity Financing and Debt Retirement. On November 8, 2001, the Company closed a financing transaction with net cash proceeds of approximately $27 million and the retirement of $65 million of face value of 5  3/4% Convertible Subordinated Notes. In connection with the financing transaction, the Company will issue 4 million shares of convertible preferred stock (convertible into 52.4 million shares of common stock) and 2.5 million in warrants to purchase common stock. The financing transaction was led by General Atlantic Partners, LLC and affiliates, and also included Cheung Kong Limited and affiliates, Hutchison Whampoa Limited and affiliates and Vectis Group LLC. A portion of General Atlantic Partners’ participation in the transaction (representing 6.2% of ownership of the Company, on a pro forma basis after giving effect to the transaction and the conversion into shares of common stock), shall be held in a separate escrow pending either shareholder approval by majority vote or the approval of the Nasdaq Stock Market. The release of financing proceeds from escrow is contingent upon the execution of final settlement agreements with respect to the class action and shareholder derivative litigation.

      Settlement of Litigation. On November 8, 2001, the Company announced that it executed binding memoranda of understanding with respect to the settlement of the securities class action and derivative shareholder litigation filed in the U.S. District Court for the Northern District of California. Settlement is subject to the execution of a definitive settlement agreement of the parties, notice to class members and shareholders and review and approval by the court.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Nasdaq Compliance. On October 30, 2001, the Company received a letter from the Nasdaq Listing Qualifications Board of the Nasdaq Stock Market indicating the Company’s compliance with the minimum equity requirements for continued listing on the Nasdaq National Market. In addition, the Company received confirmation of the application of the moratorium in place until January 1, 2002 with respect to compliance with the minimum bid requirements for continued listing on the Nasdaq National Market.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Condensed Consolidated Financial Statements and Notes thereto of Critical Path, Inc. and discussions contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding our future strategic plans and financing strategies, plans related to our products and services and the market for such products and services, plans related to the sale of certain product lines, our plans to exit certain products and services, our plans to continue to reduce costs through a reduction of personnel and a consolidation of office space, our anticipated charges and cost savings as a result of those plans and our belief in our ability to successfully emerge from the restructuring and refocusing of our operations. The words “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” and “estimate” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, turnover of senior management, board of directors members and other key personnel, difficulties of forecasting future results due to our limited operating history, evolving business strategy and the emerging nature of the market for our products and services, pending litigation and SEC investigation, difficulties in finalizing our strategic plan to exit certain non-core products and services, difficulties of integrating acquired businesses, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, risks associated with an inability to maintain continued compliance with the Nasdaq National Market listing requirements, risks associated with our international operations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That May Affect Future Operating Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Overview

      Critical Path, Inc. is a global leader in messaging and directory communications solutions. We provide solutions to manage the flow of mission-critical information through an integrated portfolio of messaging, directory, and security solutions. Our technology provides the messaging and directory infrastructure to support customers’ new and existing eBusiness initiatives. Our primary sources of revenue come from providing a wide range of messaging and directory products and services. The Company was founded in 1997 and is headquartered in San Francisco, California with offices worldwide.

Results of Operations

      In view of the rapidly evolving nature of the our business, prior acquisitions, organizational restructuring, and limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At September 30, 2001, we had 564 employees, in comparison with 1,041 employees at December 31, 2000 and 1,028 employees at September 30, 2000. Given those and other changes to our organizational structure, we do not believe that our historical trends for revenue, expenses, or personnel are indicative of future results.

      Net Revenues. We derive most of our revenues through the sale of our messaging and directory communication solutions. These solutions include both licensed software products and hosted messaging services. In addition, we receive revenues from professional services and maintenance and support services. Software license revenue is derived from perpetual and term licenses for our messaging, directory and enterprise application integration technologies. Hosted messaging services relate to fees for our hosted messaging and collaboration services. These are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a ratable monthly basis over the term of the contract. Professional services revenue is derived from fees primarily related to training, installation and configuration services and revenue is recognized as services are performed. Maintenance and support revenue is derived from fees related to post-contract customer support agreements associated with software product licenses and customer support agreements associated with hosted messaging customers, and revenue is recognized ratably over the term of the agreement.

      Software License. We recognized $7.7 million and $22.2 million in software license revenues during the three-and nine-month periods ended September 30, 2001, respectively, as compared to $12.4 million and $37.3 million in software license revenues during the same periods in 2000, respectively. This significant decrease from revenues in the same period of 2000 was attributed to several factors that affected our operations during the first three quarters of 2001. Delays in information technology spending were experienced across many industries due to unfavorable macroeconomic conditions and these delays were exacerbated by circumstances at the Company. Many potential customers who were evaluating our products have delayed making decisions until they could gain a level of comfort in us as we emerge from our management transition and restructuring initiatives. Additionally, our sales organization was distracted by the termination and resignation of much of its leadership in the first quarter and its focus on rebuilding also has caused a reduction in effectiveness. During this rebuilding process, which is ongoing we did experience increases in software license sales from the first quarter, to the second quarter, however license sales decreased from the second quarter to the third quarter of 2001 and revenues are lower than the same periods of the prior year. The decrease in the third quarter was primarily due to our restructuring effort, but was at least to some extent further exacerbated as a result of the terrorist attacks of September 11, 2001. These tragic events significantly impacted the world economic markets and acted to delay certain of our licensed software sales with enterprise customers who operated in the affected area or whose operations were disrupted by these events. Additionally, in connection with our restructuring initiative, we identified certain non-core software license products, of which substantially all have either been exited or sold to third parties. Although we have recognized revenue during 2001 related to these non-core products, these initiatives have significantly reduced the revenue for these products offsetting increases in the revenues for our core solutions. We expect to see this trend in non-core revenue continue. Additionally, we anticipate non-core product revenues will not account for a significant portion of our revenues by the end of the year.

      Hosted Messaging. We recognized $10.0 million and $35.6 million in hosted messaging revenues during the three- and nine-month periods ended September 30, 2001, respectively, as compared to $16.8 million and $40.1 million in hosted messaging revenues in the same periods in 2000, respectively. This decrease in the third quarter of 2001 as compared with the third quarter of 2000, resulted primarily from our restructuring initiative, as we identified certain non-core hosted messaging services, of which substantially all have either been exited or sold to third parties. Although we have recognized revenue during 2001 related to these non-core services, the restructuring initiative has significantly reduced the revenue derived from these non-core services and provide the primary reason for the decrease in revenue in the third quarter of 2001. We anticipate that non-core revenues will not account for a significant portion of our revenues by the end of the year.

      Professional Services. We recognized $4.2 million and $10.5 million in professional service revenues during the three- and nine-month periods ended September 30, 2001, respectively, as compared to $3.6 million and $9.1 million in professional service revenues in the same periods in 2000, respectively. Professional service revenue increased in the final quarter of 2000 and the first half of 2001 as a result of the completion of the acquisition of PeerLogic, Inc. in September 2000. However these increases were offset in the second and third quarters of 2001 by the effects of our restructuring initiative and the exit of certain non-core products and services. Although we have recognized revenue during 2001, as a result of these non-core products and services, these restructuring initiatives have significantly reduced the professional services revenue surrounding these non-core products.

      Maintenance and Support. We recognized $4.9 million and $12.7 million in maintenance and support revenues during the three- and nine-month periods ended September 30, 2001, respectively, as compared to $2.6 million and $6.9 million in maintenance and support revenues in the same periods in 2000, respectively. Maintenance and support revenue increased as a result of the completion of several acquisitions during 2000 and additional sales of software license products during 2000 and 2001. However these increases were offset in the second and third quarters of 2001 by the effects of our restructuring initiative and the exit of certain non-

core products and services. Although we have recognized revenue during 2001 as a result of these non-core products and services, these restructuring initiatives have reduced the maintenance and support revenue related to these non-core products.

      Critical Path’s international operations accounted for approximately 45% and 40% of net revenues in the three-and nine-month periods ended September 30, 2001, respectively, as compared to approximately 39% and 40% of net revenues in the same periods of 2000, respectively. There was a decrease in the first quarter of 2001 in international revenues related primarily to a reduction in enterprise information technology spending, and the associated impact on the sales of our license products in our international markets. During the second quarter of 2001, international license product sales increased, resulting in an increase in international revenues, while during the third quarter of 2001, international license product sales decreased, as a result of our restructuring initiative and the exit of certain non-core products and services.

     Cost of Net Revenues

      Software License. Cost of net software license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs, and third-party royalties. The overall decrease in the cost of net software license revenue for the three- and nine-month periods ended September 30, 2001, respectively, were the result of the mix of software license revenue and the related royalties paid to third parties. During the third quarter of 2001 there was an increase in third party royalty expense.

      Hosted Messaging. Cost of net hosted messaging revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, and other direct and allocated indirect costs. The decrease in the third quarter was the result of the sale and divestiture of several non-core services and the termination of employees through our restructuring initiative. Additionally, the implementation of certain other cost cutting measures further reduced cost of the net hosted messaging revenues during the third quarter of 2001.

      Professional Service. Cost of net professional service revenues consists primarily of personnel costs including custom engineering, installation and training services for both hosted and licensed solutions, and other direct and allocated indirect costs. As a result of the acquisitions completed in 2000, additional costs were incurred during the first three quarters of 2001 on professional service resources in comparison with the same period of 2000.

      Maintenance and Support. Cost of net maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. As a result of the acquisitions completed in 2000, additional costs were incurred during the first three quarters of 2001 on customer support resources in comparison with the same period of 2000.

      Cost of net service revenues during the second half of 2000 and first half of 2001 were primarily impacted by the increased compensation and other personnel costs resulting from the additional headcount added through our acquisitions completed during 2000, and through our continued efforts to enhance our portfolio of messaging and directory communications solutions. During the second quarter of 2001, we initiated a strategic restructuring plan, which significantly reduced our workforce in addition to impacting several other aspects of our business. During the third quarter we substantially completed our restructuring plan, significantly reducing our cost of net service revenue through the divestiture of many of our non-core products and services and the successful reduction in our headcount. Operations, customer support, and professional services staff decreased to 197 employees at September 30, 2001 from 338 employees at September 30, 2000 and 340 employees at December 31, 2000.

     Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Increases in marketing and promotional expenses, incentive compensation payments to sales personnel, and increases in compensation associated with additional headcount added through the acquisitions completed during the first quarter and duration of 2000, resulted in the increase in sales and marketing expenses from the first half of 2000 through the first half of 2001. However, during the first quarter of 2001, the termination and resignation of several employees in the sales organization, the termination of certain strategic marketing relationships related to non-core services and certain other cost cutting measures in connection with our restructuring plan resulted in a significant reduction in sales and marketing expense in the second and third quarters of 2001, as compared to the same quarters of 2000. Sales and marketing staff decreased to 131 employees at September 30, 2001 from 298 employees at September 30, 2000 and 305 employees at December 31, 2000.

      Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. Research and development expenses increased during 2000 and the first quarter of 2001 primarily as a result of increased compensation and other personnel costs from the additional headcount added through the acquisitions completed during 2000. These increases caused an increase in research and development expense from the first half of 2000 to the first half of 2001. During the second and third quarters of 2001, we terminated several employees as well as certain contracts with outside consultants associated with research and development in connection with our restructuring initiative and implemented certain other cost cutting measures, which resulted in a reduction in research and development expense in the second and third quarters of 2001 as compared with the same quarters of 2000. Research and development staff decreased to 142 employees at September 30, 2001 from 239 employees at September 30, 2000 and 252 employees at December 31, 2000.

      General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expense increased during 2000 and the first quarter of 2001 primarily as a result of increased compensation and other personnel costs from the additional headcount added through the acquisitions completed during 2000. We have incurred higher fees for outside professional services in 2001, in particular significantly higher legal fees related to the SEC investigation and shareholder litigation and significantly higher accounting fees related to the extended audit performed for fiscal year 2000. These increases in general and administrative expenses have been offset by the termination of several employees in connection with our restructuring initiative and the implementation of certain other cost cutting measures, resulting in a decrease in general and administrative expense from the second quarter to the third quarter of 2001. However, these increases, net of reductions, resulted in an overall increase in general and administrative expense in the third quarter of 2001 as compared to the third quarter of 2000. General and administrative staff decreased to 94 employees at September 30, 2001 from 153 employees at September 30, 2000 and 144 employees at December 31, 2000.

     Amortization of Intangible Assets

      In connection with acquisitions completed in 1999 and 2000, which were all accounted for using the purchase method of accounting, we recorded goodwill and other intangible assets, primarily for assembled workforce, customer base, and existing technology. During the fourth quarter of 2000, we recognized a $1.3 billion charge related to the impairment of certain goodwill and other intangible assets. As a result of this impairment charge, amortization expense decreased significantly from the first half of 2000 to the first half of 2001. Additionally, in connection with the Company’s restructuring plan announced in April 2001, an impairment assessment of certain of our long-lived assets was performed. As a result of this assessment, the Company has recorded an additional $14.2 million impairment charge to reduce these intangible assets to their revised estimated fair values or eliminate them, as appropriate, and further reduce amortization expense. Based on the types of identifiable intangibles acquired certain amounts of amortization expense were allocated to cost of net revenues and the remaining amortization expense was allocated to operating expenses. There was an increase in amortization expense related to amounts allocated to cost of net revenues; this increase was the direct result of an acquisition completed in the third quarter of 2000, as certain of the intangible assets allocated to acquired existing technology have not been impaired.

      Acquisition-Related Retention Bonuses

      In connection with the acquisitions completed in 1999 and 2000, we established certain retention bonus programs that in the aggregate amounted to approximately $20.7 million in incentives for certain former employees of the acquired companies to encourage their continued employment with Critical Path. The significant decrease in acquisition-related retention bonus expense from fiscal 2000 to fiscal 2001 resulted from the completion, during fiscal year 2000, of all but one of these bonus programs, which is expected to conclude in April 2002.

     Restructuring

      In April 2001, Critical Path announced a three part strategic restructuring plan that involved reorganizing Critical Path’s product and service offerings around a group of core communication solutions. The three elements of the plan include: (i) focusing on core communication solutions; (ii) workforce reduction; and (iii) facilities and operations consolidation. Additionally, we have implemented an aggressive expense management plan to further reduce operating costs while maintaining strong customer service for our core solutions. During the third quarter Critical Path substantially completed its restructuring plan, including the divestiture of many of its non-core products and services, a significant reduction in headcount and the implementation of other cost cutting measures, causing a significant reduction in overall operating expenses. As a result of these strategic initiatives, we anticipate that we will realize future annual cost savings of approximately $70.0 million. The non-core products and services comprised approximately 18% and 26% of total revenues in the three-and nine-month periods ended September 30, 2001 and approximately 22% and 25% of total revenues in the three- and nine-month periods ended September 30, 2000. We expect that these products and services will be an insignificant part of the Company’s revenue stream by the fourth quarter of 2001.

      Refocusing on Core Communications Solutions. Core communication solutions consist of our messaging and directory infrastructure platform, including mail, calendar, address book, file storage, secure delivery, directory and meta-directory, and access services supporting wireline and wireless users. Restructuring charges associated with this refocusing of our products and services consisted primarily of contract termination fees, gains and losses related to asset sales and dispositions, and lease termination fees. During the quarter, we sold or discontinued nearly all of its thirteen non-core products and services. We also completed the disposition of six of seven non-core products being sold, inclusive of the sales of the InJoin Trans, Batch and PATH/3270 products, the InJoin Broker product family, and the InLine Project Collaboration. Additionally, we have discontinued four of six non-core products and services that we have decided to exit and the remaining two are expected to be discontinued no later than the first quarter of 2002. As a result of these transactions a net gain of $2.7 million was recorded in the third quarter.

      Reduction of Workforce, Facility and Other Expenses. We further reduced our headcount from 1,011 at March 31, 2001 and 784 at June 30, 2001 to 564 employees at September 30, 2001, and continued to consolidate our facilities from 77 at March 31, 2001 and 44 at June 30, 2001 to the current level of 38, with approximately 15 additional facilities expected to close no later than the first quarter of 2002. Charges related to the headcount reduction consisted primarily of the payment of severance and fringe benefits, and aggregated approximately $5.3 million during the third quarter. Included in the third quarter was approximately $1.5 million related to the severance and forgiveness of a note payable to one of our former executives. Lease terminations and facility consolidation related charges consisted primarily of lease termination and related fees, and aggregated approximately $1.2 million during the third quarter. We anticipate that the remaining restructuring charges will be recorded in the fourth quarter and will amount to less than $1.5 million.

Summary of Year-To-Date Restructuring Costs

	Total	Noncash	Cash	Liabilities at
	Charge	Charges	Payments	September 30, 2001

Workforce reduction	$10.3	$1.3	$7.5	$1.4
Facility and operations consolidation and other charges	3.3	1.0	1.1	1.3
Non-core product and service sales and divestitures	(1.3)	0.9	(3.4)	1.2

Total	$12.3	$3.2	$5.2	$3.9

     Stock-Based Expenses

      Warrants. During 1999 and 2000, we issued warrants to purchase shares of our preferred and common stock pursuant to certain strategic agreements with ICQ, Inc., Qwest Communications Corporation, Worldsport Network Ltd., one of our lessors, and a major telecommunications company. These issuances allowed the warrant holders to purchase an aggregate of 7.1 million shares of our common stock in exchange for services related increases, sub-branded advertising and various other services. During the three- and nine-months ended September 30, 2001, we recognized stock-based expenses related to these warrants of approximately $4.9 million and $14.6 million, respectively, compared to the three- and nine-months ended September 30, 2000, we recognized amounts of approximately $7.8 million and $19.3 million, respectively. We believe that these warrant agreements could have a significant current and future impact on our operating results.

      In March 2001, the Company entered into certain agreements with Vectis Group, LLC (“Vectis Group”) to engage Vectis Group to act as an advisor to the Company with respect to various strategic alternatives the Company was exploring and to assist with other management related services. As part of the agreement, Vectis Group agreed to provide consulting services to the Company in exchange for a monthly retainer fee, potential transaction - based fees associated with certain strategic asset sales and investments in Critical Path and immediately exercisable warrants to purchase 500,000 shares of the Company’s Common Stock with an exercise price of $2.00 per share, issuable upon execution of the agreement. Using the Black-Scholes option-pricing model and assuming a term of three years, the term of the agreement, and expected volatility of 215%, the initial and final fair value of the warrant on the effective date of the agreement approximated $732,000, which was recognized upon the execution of the agreement in March 2001, as the relationship is terminable at any time. During the term of the agreement, we paid Vectis Group an aggregate of approximately of $1.1 million in monthly retainer fees and expenses and $3.1 million in transactional fees (including approximately $2.75 million in connection with the recent financing transaction). William McGlashan, Jr., a principal in Vectis Group, is a member of the Board of Directors of the Company, was appointed interim President and Chief Operating Officer in April, 2001 and has recently been appointed Vice Chairman and interim Chief Executive Officer. Effective September 30, 2001, the Company terminated its agreement with Vectis Group for consulting and other transactional services. In connection with the termination of the agreement certain other employees of Vectis Group have become employees of Critical Path. Although the agreement terminated, certain obligations under the agreement, including the transaction fee paid in connection with the Company’s recent financing transaction and related indemnification obligations. Also refer to Note 9 — Subsequent Events.

     Interest and Other Income (Expense)

      Interest and other income, net of expense, consists primarily of interest earnings on cash and cash equivalents as well as net realized gains (losses) on foreign exchange transactions. On March 30, 2000, we issued $300.0 million of five-year, 5.75% Convertible Subordinated Notes due April 1, 2005. As a result of this increase in cash available for investing, interest income increased significantly during the last three quarters of 2000. Our cash balance was significantly reduced between the third quarter of 2000 and the third quarter of 2001 as a result of cash used in operations and the repurchase of a portion of our convertible subordinated notes, causing a significant decrease in interest income during 2001. Interest income amounted to $1.1 million and $5.0 million for the three- and nine-months ended September 30, 2001, respectively, and $4.0 million and $9.9 million for the three- and nine-months ended September 30, 2000, respectively. Also, associated with foreign currency transactions related to our international operations we recognized a $1.0 million net loss and $500,000 net gain for the three- and nine-months ended September 30, 2001, respectively, and $900,000 and $1.0 million net gains for the three- and nine-months ended September 30, 2000, respectively.

     Interest Expense

      Interest expense consists primarily of the interest and amortization of debt issuance costs related to the convertible subordinated notes we issued in March 2000, and interest and stock-based charges on certain capital leases. We incurred approximately $3.1 million and $11.7 million in interest on these notes, and approximately $200,000 and $1.3 million related to amortization of debt issuance costs for the three- and nine-month periods ended September 30, 2001, respectively. Additionally, we incurred approximately $4.3 million and $8.6 million in interest on these notes for the three- and nine-month periods ended September 30, 2000, and approximately $540,000 and $1.1 million related to amortization of debt issuance costs, respectively. During the three- and nine-month periods ended September 30, 2001, amortization of stock-based charges was zero and $16,000, respectively, and interest charges on capital lease obligations amounted to $500,000 and $1.2 million, respectively. For the three-and nine-month periods ended September 30, 2000, amortization of stock-based charges was $16,000 and $48,000, respectively, and interest charges on capital lease obligations amounted to $327,000 and $974,000, respectively.

     Equity in Net Loss of Critical Path Pacific

      In June 2000, we established a joint venture, Critical Path Pacific, with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. We invested $7.5 million and hold a 40% ownership interest in the joint venture. This investment is being accounted for using the equity method. During the three- and nine-month periods ended September 30, 2001, we recorded equity in net loss of joint venture of $346,000 and $1,519,000 million, respectively. During the three- and nine-month periods ended September 30, 2000, the Company recorded equity in net loss of joint venture of $640,000.

     Provision for Income Taxes

      No current provision or benefit for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization. We recognized a provision for foreign income taxes during the three- and nine-month periods ended September 30, 2001 in the amounts of $2.2 million and $3.7 million, respectively, as certain of our European operations generated taxable income. During the three-and nine-month periods ended September 30, 2000, we recognized a provision for foreign income taxes in the amounts of $2.5 million and $4.3 million, respectively.

     Convertible Subordinated Notes

      On March 30, 2000, Critical Path issued $300.0 million of five-year, 5.75% Convertible Subordinated Notes due April 1, 2005 (the “Notes”). In June 2001 we began a financial restructuring of our balance sheet, which included the repurchase of a portion of its outstanding Notes on an opportunistic basis. During the three-and nine-months ended September 30, 2001, Critical Path retired $192.0 million and $197.0 million of face value of its Notes, respectively, which resulted in after-tax extraordinary gains of approximately $137.2 million and $141.0 million, respectively. As of September 30, 2001 $103.0 million of face value of its Notes remained outstanding. On November 8, 2001, we closed a financing transaction with net cash proceeds of approximately $27 million and the retirement of $65 million of face value of the Notes. In connection with the financing transaction, we will also issue 4 million shares of convertible preferred stock (convertible into 52.4 million shares of common stock) and warrants to purchase 2.5 million shares of common stock. The release of financing proceeds from escrow is contingent upon the execution of final settlement agreements with respect to the shareholder litigation.

Liquidity and Capital Resources

      During 2001 we have begun investing a portion of our cash in high grade, low risk investments with an average maturity of twelve months. As of September 30, 2001, our cash and short-term investments totaled approximately $65.4 million, comprised of $54.6 million in cash and cash equivalents and $10.8 million in short-term investments. Our working capital amounted to approximately $39.6 million. During the nine-months ended September 30, 2001, we used approximately $162.0 million in cash. After incurring restructuring charges and realizing the expected quarterly cost savings in connection with our strategic restructuring, implementing certain worldwide cost control policies and procedures, and the potential increase in revenue we hope to realize when we move beyond the issues experienced in the first quarter of 2001, we believe that we have sufficient cash to operate through March 2002.

      We used $73.4 million in cash to fund operating activities during the nine-months ended September 30, 2001 primarily due to our net loss adjusted for non-cash charges, acquisition-related retention bonus payments and payments related to our restructuring plan. Our cash disbursements related primarily to compensation and other costs for our employees and various other operating costs, which are identified in the Results of Operations portion of this section.

      We used $33.6 million in cash to fund investing activities during the nine-months ended September 30, 2001 to enter into certain short-term investments and to purchase property, equipment and other capital expenditures, however the cash used for those capital expenditures in 2001 has significantly reduced from capital expenditure levels in 2000. The primary use of cash during 2001 was related to the purchase of short-term investments of approximately $10.8 million, which is comprised primarily of low risk corporate bonds and government securities. Additionally we acquired the remaining outstanding equity interest in CP Italia, a consolidated subsidiary, paid an investment banking fee related to the ISOCOR acquisition and purchased additional network infrastructure equipment for our data centers.

      We used $55.0 million in cash from financing activities during the nine-months ended September 30, 2001 to retire principal on capital lease obligations and our convertible subordinated notes. The primary use of cash during 2001 was $49.1 million to repurchase $197.0 million of our convertible subordinated notes. During 2000 we received net proceeds of $29.4 million from the sale of the Company’s common stock as well as from the exercise of employee stock options and the purchase of stock under our employee stock purchase plan. We received $289.2 million in net cash proceeds from financing activities during 2000 from the sale of $300.0 million in convertible subordinated notes. These cash proceeds were partially offset by payments to retire principal on capital lease obligations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Due to our limited operating history, evolving business strategy and the nature of the messaging and directory infrastructure market, our future revenues are unpredictable, and our quarterly operating results may fluctuate.

      We cannot accurately forecast our revenues as a result of our limited operating history, evolving business strategy and the emerging nature of the Internet messaging infrastructure market. Forecasting is further complicated by rapid changes in our business due to the ten acquisitions we completed in 1999 and 2000, our current strategic restructuring, as well as significant fluctuations in license revenues as a percentage of total revenues from an insignificant percentage in 1999, to 38% in 2000 and to 27% in the first nine months of 2001. Our revenues could fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

•	the use of messaging and directory infrastructure products and services in particular;

•	demand for outsourced messaging services;

•	demand for licensing of messaging, directory, and other products;

•	our ability to attract and retain customers and maintain customer satisfaction;

•	our ability to attract and retain qualified personnel with industry expertise, particularly sales personnel;

•	the reaction of our customers and potential customers to integration of acquired businesses;

•	the ability to upgrade, develop and maintain our systems and infrastructure;

•	the budgeting cycles of our customers and potential customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of business and infrastructure;

•	our ability to effectively respond to the rapid technology change of the messaging and directory infrastructure market;

•	technical difficulties or system outages; and

•	the announcement or introduction of new or enhanced services by competitors.

      In addition to the factors set forth above, operating results will be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, we have incurred and expect to continue to incur substantial non-cash charges associated with the grant of stock options to employees and non-employees and the grant of warrants to customers, investors and other parties with which we have business relationships. These grants of options and warrants also may be dilutive to existing shareholders.

      Our operating results have been and could continue to be impacted by decisions to eliminate product or service offerings through termination, sale or other disposition or to sustain certain products and services at a minimum level where customer commitments prevent us from eliminating the offering altogether. Decisions to eliminate or limit our offering of a product or service will involve the expenditure of capital, the realization of losses, a reduction in our workforce, facility consolidation or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

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

      We depend on strategic relationships to expand distribution channels and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon marketing services through new and existing strategic relationships. We depend on a broad acceptance of our software and outsourced messaging services on the part of potential resellers and partners and acceptance of our company as the supplier for these outsourced messaging solutions. We also depend on joint marketing and product development through strategic relationships to achieve market acceptance and brand recognition. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon 30-120 days’ notice. Most of the agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. If we lose any strategic relationships, fail to renew these agreements or relationships or fail to develop new strategic relationships, our business will suffer. The loss of any key strategic relationships would have an adverse impact on our current and future revenues. In addition to strategic relationships, we also depend on the ability of our customers to sell and market our services to their end-users.

      We have experienced turnover of senior management and our current management team has been together for a limited time, which could harm our business and operations.

      In the first half of 2001, we announced a series of changes in our management and board of directors. In the early part of the second quarter of 2001, we announced a series of additional changes in our management and board of directors. It is possible this high turnover at our senior management levels may continue. A majority of the current senior executives of the Company, joined us in the second and third quarters of 2001. Because of these recent changes and their recent recruitment, our management team has not worked together for a significant length of time and may not be able to work together effectively to successfully implement our strategy. If our management team is unable to accomplish our business objectives, our ability to grow our business could be severely impaired. We do not have long-term employment agreements with any of our executive officers. The loss of the services of one or more of our current senior executive officers could harm our business and affect our ability to successfully implement our business objectives.

We have a history of losses, expect continuing losses and may never achieve profitability.

      As of September 30, 2001, we had an accumulated deficit, including other comprehensive income, of approximately $2.0 billion. We have not achieved profitability in any period and expect to continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. We expect that our operating expenses will decrease as a result of our strategic restructuring and other cost-cutting efforts. However, we will continue to spend resources on maintaining and strengthening our business, and this may have a negative effect on our operating results and our financial condition in the near term.

      In past quarters, we have spent heavily on technology and infrastructure development. We may continue to spend substantial financial and other resources to develop and introduce new end-to-end messaging and directory infrastructure solutions, and improve our sales and marketing organizations, strategic relationships and operating infrastructure. In addition, in future periods we will continue to incur significant non-cash charges related to the ten acquisitions we completed in 1999 and 2000 and stock-based compensation. We expect that our cost of revenues, sales and marketing expenses, general and administrative expenses, operations and customer support expenses and depreciation and amortization expenses could continue to increase in absolute dollars and may increase as a percent of revenues. If revenues do not correspondingly increase, our operating results and financial condition could be harmed. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We may never obtain sufficient revenues to achieve profitability. If we do achieve profitability, we may not sustain or increase profitability in the future. This may, in turn, cause the price of our common stock to decline.

If we fail to improve sales and marketing activities, we may be unable to improve our business.

      Our ability to increase revenues will depend on our ability to successfully recruit, train and retain sales and marketing personnel. Competition for qualified personnel is intense and we may not be able to hire and retain personnel with relevant experience. The complexity and implementation of our messaging and directory infrastructure products and services require highly trained sales and marketing personnel to educate prospective customers regarding the use and benefits of our services. Current and prospective customers, in turn, must be able to educate their end-users. Any delays or difficulties encountered in our staffing efforts would impair our ability to attract new customers and enhance our relationships with existing customers. This in turn would adversely impact the timing and extent of revenues. Because we have experienced turnover in our sales force and the majority of our current sales and marketing personnel have recently joined us and have limited experience working together, our sales and marketing organizations may not be able to compete successfully against the sales and marketing organizations of our competitors. If we do not successfully operate our sales and marketing activities, our business could suffer and the price of our common stock could decline.

A limited number of customers account for a high percentage of our revenues; if we lose a major customer or if we are unable to attract new customers, our operating results could be harmed.

      We expect that sales of our services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of a major customer could harm our business. Our agreements with our customers typically have terms of one to three years often with automatic one year renewals and can be terminated without cause upon 30-120 days’ notice. If our customers terminate their agreements before the end of the contract term, the loss of the customer could have an adverse impact on our current and future revenues. Also, if we are unable to attract and enter into agreements with new customers, our business will not grow and we will not generate additional revenues.

If we are unable to successfully compete in our product market, our operating results could be harmed.

      Because we have a variety of messaging and directory infrastructure products and services, we encounter different competitors at each level of our products and services. Our competitors for corporate customers seeking outsourced hosted messaging solutions are email service providers, such as Commtouch, Easylink, USA.NET and application service providers offering hosted exchange services. Our competitors for service providers seeking insourced or outsourced product-based solutions are iPlanet and OpenWave. For secure delivery services, our competitors include Tumbleweed for product-based solutions and SlamDunk for service-based solutions. In the enterprise/ eBusiness directory category, we compete primarily with iPlanet, Microsoft and Novell, and our competitors in the meta-directory market are iPlanet, Microsoft, Novell and Siemens.

      We believe that competitive factors affecting the market for messaging and directory infrastructure solutions include:

•	breadth of platform features and functionality;

•	ease of integration into customers’ existing systems;

•	ease of expansion and upgrade;

•	flexibility to enable customers to manage certain aspects of their systems internally and leverage outsourced services in other cases when resources, costs and time to market reasons favor an outsourced offering;

•	cost of ownership and operation;

•	scalability, reliability and performance; and

•	ability to enhance customers’ brand identities by allowing them to maintain brand control.

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

      We believe that existing capital resources will enable us to maintain current and planned operations through March 31, 2001. However, additional capital may be required to continue operations and achieve profitability. In addition, we may be required to raise additional funds due to unforeseen circumstances. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders. Additionally, we face a number of challenges in operating our business, including our highly leveraged capital structure and significant contingent liabilities associated with litigation. In the event that resolution of these or other operational matters involve issuance of stock, our existing shareholders may experience significant dilution.

Pending litigation could seriously harm our business.

      We have had filed in recent years, a number of lawsuits against us, including securities class action and shareholder derivative litigation filed in February 2001, certain of our current and former officers and directors and some of our subsidiaries. While these lawsuits vary in the materiality of potential liability associated with them, the uncertainty associated with substantial unresolved lawsuits could seriously harm our business, financial condition and reputation, whether material individually or in the aggregate. In particular, this uncertainty could harm our relationships with existing customers and our ability to obtain new customers.

      The continued defense of the lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause the price of our common stock to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payments, individually or in the aggregate, could seriously harm our financial condition. Many of the complaints associated with these lawsuits do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside any financial reserves relating to potential damages associated with any of these lawsuits.

Failure to complete settlement of pending securities class action and shareholder derivative action could materially harm our business.

      Although the Company has executed binding memoranda of understanding in connection with the securities class action and shareholder derivative action pending in the U.S. District Court for the Northern District of California, we cannot provide assurance that a final settlement shall occur in accordance with such memoranda of understanding, or at all. The binding memoranda of understanding with respect to the litigation are subject to the negotiation and execution of definitive settlement agreements between the parties and other factors, such as court review and approval, before the subject actions are dismissed. In addition, even if definitive settlement agreements are entered into between the parties, such agreements are subject to notice to the putative class and of the shareholders of the Company, as well as review and approval by the court. There can be no assurance that the court will approve such agreements once they are executed. A failure to complete and finalize the settlement agreement between the parties could have a number of materially detrimental effects on the Company’s financial condition and business.

      Should such definitive settlement agreements fail to be executed and the litigation continue, there can be no assurance that fees and expenses, and any ultimate settlement amount associated with such litigation, shall be within the coverage limits of our insurance and/or our ability to pay such amounts. Although the terms of the memoranda of understanding are within the coverage limits of the Company’s directors and officers insurance, should the current agreement in principle fail to be formalized in definitive settlement agreements there can be no assurance that the Company will be able to conclude such litigation on terms that coincide with the coverage limits of our insurance and/or ability to pay upon any final determination.

      In addition the proceeds from the Company’s recent financing transaction are subject to an escrow agreement conditioning release of such funds on the execution of definitive settlement agreements with respect to the securities class action. Should such final settlement agreements fail to occur, such failure could cause the financing transaction to be unwound. If the Company were then otherwise unable to secure alternative financing, the business and operations of the Company would be materially adversely affected. A failure to complete the previously announced financing transaction could also cast doubt as to the prospects of the

Company in the eyes of our customers, potential customers and investors, and cause the Company’s stock price to decline.

The pending SEC investigation could harm our business.

      In February 2001, the Securities and Exchange Commission, or SEC, issued a formal order of investigation of us and certain current and former officers associated with us. The investigation relates to non-specified accounting matters, financial reports, other public disclosures and trading activity in our stock. While we do not know the current status of the investigation or any possible actions that may be taken against us as a result, any negative developments with respect to the investigation or any SEC action against us could harm our business and cause the price of our common stock to continue decline significantly.

We may not be able to maintain our listing on The Nasdaq National Market and if we fail to do so, the price and liquidity of our common stock may decline.

      The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market. The current requirements affecting us include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum bid price per share of $1. As of October 30, 2001 the Nasdaq Listings Qualifications Board has indicated our compliance with the minimum equity requirements. However, from July 12, 2001 through October 31, 2001, the closing bid price per share for our common stock was below $1. Although our bid price has been above $1 per share since November 1, 2001, if the bid price of our common stock price slips below $1 per share, our common stock may not remain listed on The Nasdaq National Market. Although the Nasdaq Stock Market instituted a moratorium on delisting proceedings through January 2, 2002, there can be no assurance that we will remain in compliance of the minimum bid price requirements for continued listing by that time. If we fail to maintain continued listing on the Nasdaq National Market, our business and its financial condition could be harmed.

      The Nasdaq National Market’s Audit Committee Rules require audit committees to be comprised of at least three independent directors. We currently comply with this requirement, however, in the event that we are not able to comply with this or any of the other requirements in the future we may be delisted from The Nasdaq National Market. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

      In addition, the SEC approved certain amendments to The Nasdaq Stock Market Marketplace Rules which are effective June 20, 2001, including but not limited to changing the current net tangible assets listing standard to an equity listing standard. The new equity standard requires net equity of at least $10 million. We may begin to qualify under this standard immediately, but compliance with the new equity listing standard is not required until November 1, 2002. If we do not comply with this standard by November 1, 2002 we may be delisted from The Nasdaq National Market. Such action may negatively affect our standing with The Nasdaq National Market, which in turn would harm our business and its financial condition.

Our stock price has declined during recent quarters and continued volatility in the stock market may cause fluctuations and/or further decline in our stock price.

      The trading price of our common stock has been and may continue to experience volatility and wide fluctuations. For example, during the second quarter of 2001, the closing sale prices of our common stock on The Nasdaq National Market ranged from $0.26 on September 7, 2001 to $0.68 on September 26, 2001, and the closing sale price of our common stock on September 28, 2001 was $0.58. Our stock price may decline or fluctuate in response to any number of factors and events, such as technological innovations, strategic and sales relationships, new product and service offerings by us or our competitors, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and overall market conditions. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent months. This volatility and decline has affected many companies, including our company, irrespective to the specific operating perform-

ance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on The Nasdaq National Market, regardless of our operating performance or other factors.

Limitations of our director and officer liability insurance may harm our business.

      Our liability insurance for actions taken by officers and directors during the period from March 1999 to March 2001, the period during which events related to securities class action lawsuits against us and certain of our current and former executive officers are alleged to have occurred, provides only limited liability protection. If these policies do not adequately cover our expenses related to those lawsuits, our business and financial condition could be seriously harmed. Our current director and officer liability insurance, in place through March 2002, contains similar provisions.

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

Our failure to manage growth and expenses could cause our business to suffer.

      In the past, the expansion of our operations has placed a significant strain on managerial, operational and financial resources. To manage any future growth, we may need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to hire additional personnel including sales personnel. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth and expenses associated with strategic growth effectively, our business and operating results could suffer.

We have a strategic plan to exit certain non-core products and services; if we are not successful in implementing our plan, our business could be negatively impacted.

      In the first quarter of 2001, we developed a strategic plan that involved reorganizing our product and service offerings around a group of core products deemed most imperative to our ability to serve the messaging and directory infrastructure market. In the second and third quarter of 2001, implementation of the plan commenced and, accordingly, products and services determined to be non-core to our strategy were strategically exited. Our strategic plan also includes an initiative to reduce operating costs through a reduction of approximately 450 personnel and a consolidation of approximately two-thirds of our office space in keeping with our increased focus on core messaging products and services. During the third quarter, we had a reduction in force of approximately an additional 220 personnel and were able to consolidate an additional 6 of our facilities. We are continuing to implement and finalize these actions and we expect to incur some additional one-time charges in the fourth quarter. The non-core products and services comprised approximately 37% of total revenues in the first quarter of 2001, approximately 24% of revenues in the second quarter of 2001, approximately 18% in the third quarter, and 26% of total revenues during fiscal year 2000. It is expected that these products and services will not be a part of our revenue stream by the fourth quarter of 2001.

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

      Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. The integration of businesses that we have acquired into our business has been and will continue to be a complex, time consuming and expensive process, which may disrupt our business if not completed in a timely and efficient manner. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. In particular, we are currently evaluating, upgrading or replacing our financial information systems and establishing uniformity among the systems of the acquired businesses. We may encounter substantial difficulties, costs and delays involved in integrating the operations of our subsidiaries, including:

•	potential incompatibility of business cultures;

•	perceived adverse changes in business focus; and

•	potential failure in effectively managing our rapid growth in personnel.

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

      Further, due in part to the significant underperformance of some of our acquisitions relative to expectations, we have reviewed the products and services we sell to customers, the locations in which we operate and the manner in which we go to market with our core product and service offerings. As a result of this review, in 2001, we decided to eliminate certain acquired product or service offerings through termination, sale or other disposition or to sustain certain products and services at a minimum level where customer commitments prevent us from eliminating the offering altogether. Any decision, including our recent decisions, to eliminate or limit our offering of an acquired product or service could involve the expenditure of capital, the realization of losses, a reduction in workforce, facility consolidation, and/ or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

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

      A fundamental requirement for online communications is the secure transmission of confidential information over public networks. Third parties may attempt to breach our security or that of our customers. If these attempts are successful, customers’ confidential information, including customers’ profiles, passwords, financial account information, credit card numbers or other personal information could be breached. We may be liable to our customers for any breach in security and a breach could harm our reputation. We rely on encryption technology licensed from third parties. Although we have implemented network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach. Failure to prevent security breaches may harm our business and operating results.

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

      Our customers have, in the past, experienced some interruptions in our messaging service. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, unsolicited bulk email, or “spam,” attacks and operating system failures. Our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of systems or networks or reduce our ability to provide email services. We expect to experience occasional temporary capacity constraints due to sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, our business and reputation could suffer dramatically.

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

      We also rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to agreements which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Our proprietary rights may not be adequately protected because:

•	laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

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

      The messaging directory infrastructure industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing email and messaging services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective customers. If we don’t properly identify the feature preferences of prospective customers, or if we fail to deliver email features which meet the standards of these customers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entail significant technical and business risks and require substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

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

      We derived 40% of our revenue from international sales in the first nine months of 2001 and 40% of our revenue from international sales in 2000. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, including:

•	difficulties and costs of staffing and managing international operations;

•	fluctuations in currency exchange rates and imposition of currency exchange controls;

•	differing technology standards;

•	difficulties in collecting accounts receivable and longer collection periods;

•	unexpected changes in regulatory requirements, including U.S. export restrictions on encryption technologies;

•	political and economic instability;

•	potential adverse tax consequences; and

•	reduced protection for intellectual property rights in some countries.

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

      We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided them. For example, if the current economic conditions continue to decline or if new or unanticipated government regulations are enacted which affect our customers, they may be unable to pay their bills. In the past, we have experienced significant collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future. In particular, a portion of our customers are suffering from the general weakness in the economy and among technology companies in particular. Although we have established reserves that we believe are sufficient to cover losses due to delays in or inability to pay, there can be no assurance that such reserves will be sufficient to cover such losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

We rely on a continuous power supply to conduct our operations, and California’s current energy crisis could disrupt our operations and increase our expenses.

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

      Our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some of these provisions:

•	authorize the issuance of preferred stock that can be created and issued by our board of directors without prior shareholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

•	prohibit shareholder action by written consent; and

•	establish advance notice requirements for submitting nominations for election to our board of directors and for proposing matters that can be acted upon by shareholders at a meeting.

      In March 2001, we adopted a shareholder rights plan or “poison pill.” This plan could cause the acquisition of our company by a party not approved by our board of directors to be prohibitively expensive.

SUPPLEMENTAL PRO FORMA FINANCIAL DATA

      The following supplemental pro forma financial information presents Critical Path’s condensed consolidated results of operations during the three-and nine-month periods of 2001 and 2000, excluding the impact of certain special charges consisting of (i) amortization of intangible assets associated with purchase business combinations, (ii) accruals for employee retention bonuses associated with purchase business combinations, (iii) stock-based compensation associated with outstanding options and warrants, (iv) one-time charges related to our restructuring initiative, (v) impairment of long-lived assets, and (vi) gain on the retirement of convertible subordinated debt. This supplemental presentation is for informational purposes only, and is not intended to replace the consolidated operating results prepared and presented in accordance with generally accepted accounting principles.

CRITICAL PATH, INC.

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Excluding Special Charges
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2000	2001	2000	2001

	(Unaudited)
Net revenues
Software license	$12,365	$7,724	$37,332	$22,187
Hosted messaging	16,759	10,000	40,074	35,580
Professional service	3,609	4,206	9,132	10,523
Maintenance and support	2,609	4,857	6,852	12,725

Total net revenues	35,342	26,787	93,390	81,015

Cost of net revenues
Software license	634	517	2,378	934
Hosted messaging	15,552	13,982	40,970	49,360
Professional service	1,317	2,565	3,761	8,125
Maintenance and support	2,207	2,837	5,423	7,837

Total cost of net revenues	19,710	19,901	52,532	66,256

Gross profit (loss)	15,632	6,886	40,858	14,759

Operating expenses
Sales and marketing	16,128	11,018	47,075	45,424
Research and development	7,853	7,322	23,389	25,589
General and administrative	6,568	9,447	20,666	34,485

Total operating expenses	30,549	27,787	91,130	105,498

Loss from operations	(14,917)	(20,901)	(50,272)	(90,739)
Interest and other income (expense), net	4,905	178	10,860	4,796
Interest expense	(5,214)	(3,829)	(10,748)	(14,211)
Minority interest in net income of consolidated subsidiary	(201)	—	(526)	—
Equity in net loss of joint venture	(640)	(346)	(640)	(1,519)

Loss before income taxes	(16,067)	(24,898)	(51,326)	(101,673)
Provision for income taxes	(2,534)	(2,180)	(4,333)	(3,673)

Net loss	$(18,601)	$(27,078)	$(55,659)	$(105,346)

Net loss per share — basic and diluted	$(0.30)	$(0.36)	$(0.98)	$(1.41)

Weighted average shares — basic and diluted	61,614	74,492	56,925	74,492

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

      As of September 30, 2001, our investment portfolio consisted of available-for-sale securities, excluding those classified as cash equivalents, of $18.3 million. These securities consist of $7.5 million of strategic equity investments in corporate partners, certain of which are publicly traded and marketable and certain of which are privately held and $10.8 million of high grade low risk government securities and corporate bonds. These securities are subject to equity price risk. Critical Path’s long-term obligations consist of our $102.0 million five-year, 5.75% Convertible Subordinated Notes due April 2005, and certain fixed rate capital leases. We do not attempt to reduce or eliminate our market exposure on these securities.

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

      Information relating to quantitative and qualitative disclosure about market risk is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

     of Critical Path, Inc.

      We have reviewed the accompanying condensed consolidated balance sheet of Critical Path, Inc. and its subsidiaries as of September 30, 2001, and the related condensed consolidated statement of operations for each of the three and nine-month periods ended September 30, 2000 and September 30, 2001 and the condensed consolidated statement of cash flows for each of the nine month periods ended September 30, 2000 and September 30, 2001. These financial statements are the responsibility of the Company’s management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, of shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated April 4, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, CA

November 7, 2001

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

     Securities Class Actions in Northern District of California

      Beginning on February 2, 2001, a number of securities class action complaints were filed against us, certain of our current and former officers and directors and our independent accountants in the United States District Court for the Northern District of California. The complaints have been filed as purported class actions by individuals who allege that they purchased our common stock during a purported class period; the alleged class periods vary among the complaints. The complaints have been consolidated into a single action. The complaints generally allege that, in the period from September 26, 1999 to February 1, 2001, we and certain of our current and former officers made false or misleading statements of material fact about our financial statements, including our revenues, revenue recognition policies, business operations and prospects for the year 2000 and beyond. The complaints seek an unspecified amount in damages on behalf of persons who purchased Critical Path stock during certain periods, including those who acquired our stock in connection with the acquisition of Peerlogic. In addition, on September 24, 2001, certain former shareholders of Peerlogic filed a putative class action in the Superior Court of the State of California alleging that Critical Path breached representations and warranties made in connection with the acquisition of Peerlogic. The complaint seeks an unspecified amount in damages. We have removed the action to the United States District Court for the Northern District of California.

      On November 8, 2001, Critical Path announced that it had reached an agreement in principle to settle these cases and executed binding memoranda of understanding. Settlement is subject to the execution of a definitive settlement agreement by the parties, notice to class members and shareholders review and approval of the court.

     Derivative Actions in Northern District of California

      Beginning on February 5, 2001, we have been named as a nominal defendant in a number of derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California and in the United States District Court for the Northern District of California. The derivative complaints allege that certain of Critical Path’s current and former officers and directors breached their fiduciary duties to us, engaged in abuses of their control of us, were unjustly enriched by their sales of our common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. The plaintiffs seek unspecified damages on our behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to our benefit. Contemporaneously with settlement of the securities class action described above, we announced we reached an agreement in principle has been reached to settle the derivative actions and executed binding memoranda of understanding. Settlement is subject to the execution of a definitive settlement agreement by the parties, notice to class members and shareholders and review and approval of the court.

     Securities Class Action in Southern District of New York

      Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of our current and former officers and directors and underwriters connected with our initial public offering of common stock in the United States District Court for the Southern District of New York. The complaints have been filed as purported class actions by individuals who allege that they purchased common stock at the initial public offering of common stock between March 26, 1999 and December 6, 2000. The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The complaints have been consolidated into a single action. The complaints seek an unspecified amount in damages on behalf of persons who purchased Critical Path stock during the specified period.

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

      The uncertainty associated with these and other unresolved lawsuits and the SEC investigation could seriously harm the Company’s business and financial condition. In particular, the lawsuits or the investigation could harm its relationships with existing customers and its ability to obtain new customers. The continued defense of the lawsuits and conduct of the investigation could also result in the diversion of management’s time and attention away from business operations, which could harm the Company’s business. Negative developments with respect to the lawsuits or the investigation could cause the Company’s stock price to decline significantly. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits or the investigation by settlement or otherwise, the size of any such payment could seriously harm the Company’s financial condition.

Item 4.      Submission of Matters to a Vote of Security Holders

      None

Item 6.      Exhibits and Reports on Form 8-K

      (a)     Exhibits

3.1*	Amended and Restated Articles of Incorporation.
3.2*	Amendment to the Articles of Incorporation.
3.3*	Amended and Restated Bylaws.
4.1*	Form of Common Stock Certificate.
4.2*	Preferred Stock Rights Agreement, dated as of March 29, 2001 between Critical Path, Inc. and Computershare, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
4.3	Warrant to Purchase Common Stock of Critical Path, Inc. issued to Vectis Group, LLC.
10.1	Termination Agreement with Vectis Group LLC dated as of September 30, 2001
10.2	Agreement between Critical Path, Inc. and Lawrence Reinhold dated as of May 15, 2001
10.3	Agreement between Critical Path, Inc. and David Hayden dated as of August 1, 2001
10.4	Agreement between Critical Path, Inc. and William McGlashan, Jr. dated as of August 1, 2001
10.5	Agreement between Critical Path, Inc. and Pierre Van Beneden dated as of October 8, 2001
15.1	Letter of PricewaterhouseCoopers LLP on Unaudited Interim Financial Information.

*	See Exhibit Index attached hereto, which is incorporated herein by reference.

      (b)  Reports on Form 8-K

      On August 9, 2001, we filed a report on Form 8-K under Items 5 and 7 announcing the appointment of Larry Weber and Jeffrey T. Webber to vacancies on the Board of Directors left by the resignations of Kevin Harvey and George Zachary.

      On August 21, 2001, we filed a report on Form 8-K under Items 5 and 7, announcing the appointment of Laureen DeBuono as Interim Chief Financial Officer, replacing Lawrence Reinhold as Chief Financial Officer, who resigned effective August 31, 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2001

CRITICAL PATH, INC.

BY:	/s/ LAUREEN DEBUONO

LAUREEN DEBUONO
Interim Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

3.1(1)	Amended and Restated Articles of Incorporation.
3.2(2)	Amendment to the Articles of Incorporation.
3.3(1)	Amended and Restated Bylaws.
4.1(3)	Form of Common Stock Certificate.
4.2(4)	Preferred Stock Rights Agreement, dated as of March 29, 2001 between Critical Path, Inc. and Computershare, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
4.3	Warrant to Purchase Common Stock of Critical Path, Inc. issued to Vectis Group, LLC.
10.1	Termination Agreement with Vectis Group LLC dated as of September 30, 2001
10.2	Agreement between Critical Path, Inc. and Lawrence Reinhold dated as of May 15, 2001
10.3	Agreement between Critical Path, Inc. and David Hayden dated as of August 13, 2001
10.4	Agreement between Critical Path, Inc. and William McGlashan, Jr. dated as of August 1, 2001
10.5	Agreement between Critical Path, Inc. and Pierre Van Beneden dated as of October 8, 2001
15.1	Letter of PricewaterhouseCoopers LLP on Unaudited Interim Financial Information.

(1)	Incorporated by reference from Exhibits 3(i)(b) and 3(ii)(b) of Critical Path, Inc.’s Registration Statement on Form S-1 (File Number 333-71499) filed with the Securities and Exchange Commission on January 29, 1999.

(2)	Incorporated by reference from Exhibit 3.2 of Critical Path, Inc.’s Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference from Exhibit 4.1 of Critical Path, Inc.’s Registration Statement on Form S-1, Amendment Number 1 (File Number 333-71499) filed with the Securities and Exchange Commission on February 24, 1999.

(4)	Incorporated by reference from Exhibit 4.5 of Critical Path, Inc.’s Form 8-A filed on May 7, 2001.