Form 10-K
period 2001-12-31
CRITICAL PATH INC
filed 2002-04-01
CIK 1060801

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number: 000-25331

CRITICAL PATH, INC.

(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	911788300 (I.R.S. Employer Identification Number)

350, The Embarcadero San Francisco, California (address of principal executive offices)	94105 (zip code)

Registrant’s telephone number, including area code: (415) 541-2500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Series C

Participating Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $185,776,193 as of March 25, 2002, based on the closing price of the Common Stock as reported on the Nasdaq National Market for that date. There were 77,406,747 shares of the Registrant’s Common Stock issued and outstanding on March 25, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10 (as to Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 and 13 of Part III incorporate by reference information from Critical Path, Inc.’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission, in connection with the solicitation of proxies for the 2002 Annual Meeting of Shareholders scheduled to be held on June 5, 2002.

CRITICAL PATH, INC.

PART I

Item 1. Business

      This Annual Report and the following disclosure contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, the adequacy of our current facilities and our ability to obtain additional space, our litigation strategy, use of future earnings, the feature, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense reduction, anticipated effects of restructuring and retirement of debt, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, difficulties of forecasting future results due to our limited operating history, failure to meet sales and revenue forecasts, evolving business strategy and the emerging nature of the market for our products and services, finalization of pending litigation and the settlement of the SEC investigation, turnover within and integration of senior management, board of directors members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which the Company does business, risks associated with our international operations, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, risks associated with an inability to maintain continued compliance with the Nasdaq National Market listing requirements, risks associated with our international operations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That May Affect Future Operating Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

      All references to “Critical Path,” “we,” “our,” or the “Company” mean Critical Path, Inc. and its subsidiaries, except where it is clear from the context that such terms means only the parent company and excludes subsidiaries.

      This Annual Report on Form 10-K includes numerous trademarks and registered trademarks of Critical Path. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

Company Overview

      Critical Path, Inc., a global leader in Internet communications, delivers software and services that are designed to maximize the value of Internet communications. We provide messaging and collaboration solutions — from wireless, secure and unified messaging to basic email and personal information management — as well as identity management solutions that simplify user profile management and strengthen information security. The standards-based Critical Path Communications PlatformTM, built to perform reliably at the scale of public networks, delivers the industry’s lowest total cost of ownership for messaging solutions, as noted by industry experts, and lays a solid foundation for next-generation communications services. As of December 31, 2001, our customers include more than 700 enterprises, 180 carriers and service providers, eight national postal authorities and 40 government agencies. Critical Path is headquartered in San Francisco, with offices throughout North America, Europe, Asia and Latin America.

      We were incorporated as a California corporation in 1997. Our principal executive offices are located at 350, The Embarcadero, San Francisco, California 94105-1204. Our telephone number is (415) 541-2500 and our website is located at www.cp.net. The information contained in our website does not form any part of this Annual Report on Form 10-K.

Recent Developments

      Financing Transaction. In November 2001, the Company announced that it had entered into a financing transaction with a group of investors that resulted in gross cash proceeds to the Company of approximately $30 million as well as the retirement of $65 million in face value of our 5 3/4% Convertible Subordinated Notes. In connection with this transaction, the Company issued and sold four million shares of convertible preferred stock (convertible into approximately 52.4 million shares of our common stock) and warrants to purchase 2.5 million shares of our common stock. The financing transaction was led by General Atlantic Partners LLC and its affiliates, and also included Cheung Kong Limited and affiliates, Hutchison Whampoa Limited and affiliates, and Vectis Group LLC and affiliates. In connection with this financing, a representative of General Atlantic Partners, as well as an additional independent director, also joined the Board of Directors.

      Management Changes. Throughout 2001, we underwent several series of changes in our management, including the replacement of virtually all of the senior management of the Company in the first half of 2001. In May 2001, after joining the Board, William E. McGlashan, Jr. was appointed Interim President and Chief Operating Officer. In August 2001, Mr. McGlashan was named Interim Chief Executive Officer and later in the year he accepted the appointment as Chief Executive Officer and Vice Chairman of the Board. The Company also added a number of senior executive officers between April and September 2001 replacing the executives who departed during that period. Specifically, Laureen DeBuono joined the Company as Interim Chief Financial Officer in September 2001 and Pierre Van Beneden joined the Company as President in October 2001. In January 2002, Ms. DeBuono was named Executive Vice President and Chief Financial Officer.

      Strategic and Operational Restructuring. In April 2001, the Company announced a broad strategic restructuring initiative that involved organizing the Company’s product and service offerings around a group of core communication solutions and an operational restructuring effort related to its business infrastructure and overhead. The Company implemented an aggressive expense management program designed to further reduce operating costs, including the divestiture of many non-core products, a significant reduction in headcount, the closing of numerous facilities around the world and the termination of consulting and other service contracts. The Company incurred significant charges related to the restructuring including employee severance and benefits payments associated with terminations and costs associated with the buy out of existing property and equipment leases. As a result of those strategic and operational initiatives, the Company expects to reduce future quarterly costs, excluding special charges, by nearly $30.0 million as compared to the first quarter of 2001.

      Class Action and Shareholder Derivative Litigation. Beginning on February 2, 2001, a number of securities class action complaints were filed against us, certain of our current and former officers and directors, in the United States District Court for the Northern District of California. Additionally, beginning on February 5, 2001, we were named as a nominal defendant in a number of derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California. In November 2001, the Company announced that it had reached an agreement in principle to settle these cases. In February 2002, the Court gave preliminary approval to the settlement of the class action litigation. The Court also set the final hearing date for approval of the Court of the settlement agreement for May 23, 2002.

      SEC Investigation. In February 2001, the Securities and Exchange Commission issued a formal order of investigation of our company and certain unidentified individuals associated with us with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in our securities. The Company fully cooperated with the SEC in its investigation. The SEC investigation was concluded as against the Company in January 2002 with no imposition of fines or penalties against the Company. The Company consented, without admitting or denying liability, to an administrative order stating that the Company violated certain non-fraud provisions of the federal securities laws and to a cease and desist order. We understand that the investigation with respect to former officers and directors of the Company is continuing. The Company is fully cooperating with such investigation, however, the status of the investigation of the former officers and directors is not known at this time.

Critical Path’s Business

Market Overview

      The growth and pervasiveness of global public networks (the Internet and wireless networks) has fueled dramatic growth in electronic communications. Experts predict that soon more people will access the Internet with a wireless device than with wireline personal computers. Already, industry experts believe that 400 million people use cellular phones and 300 million people are online. Those same experts estimate that in 2002, more than one third of the global document delivery market will be moved electronically. As a result, today’s corporations and service providers face an increasing number of technological challenges, as well as new business imperatives, that demand a new breed of communications solutions.

      In today’s market, communications solutions for corporations and service providers must serve a much larger user base than in the past. In the corporate environment, employees are receiving company communications in electronic form, and Internet messaging services are increasingly used to streamline communications with customers, partners and suppliers. Furthermore, service providers are expanding beyond consumer markets as an increasing number of small- to medium-sized businesses turn to Internet Service Providers (ISPs), telecommunications companies and mobile operators for turn-key communications solutions. Today’s communications solutions must not only meet the varying needs of different types of users, they must also provide efficient ways for organizations to manage growing and diverse user populations.

      In the evolving area of Internet communication, corporations and service providers must provide richer communications applications. As the complexity of digital media expands, users need not only basic email, but services such as secure messaging for online business transactions, wireless messaging for mobile commerce, and multimedia messaging for new media content and entertainment. Communications solutions must support a wide array of content from text messages to encrypted and digitally signed documents, to audio, video and other multimedia.

      Today’s users demand ubiquitous access to communications services. Users expect to access email and other communications services through multiple devices — from laptops and cellular phones to wireless handhelds, palm devices and pagers. As a result, communications services must support a growing range of devices, protocols and technologies.

      Along with today’s technological challenges, corporations and service providers also face new business imperatives. To stay competitive, mobile operators, telecommunications companies and other service providers must expand and differentiate their service offerings, moving beyond basic connectivity services and email to offer value-added services that increase average revenue per user and reduce churn. Furthermore, corporations must support a growing number of e-business initiatives and deploy innovative Web services that make information and communications readily accessible to employees, partners and customers around the globe. Our solutions allow corporations and service providers to provide these communications services to their employees, customers and partners.

Critical Path’s Solutions

      Critical Path’s Communications Platform provides a complete range of solutions that help corporations and service providers tackle technological challenges and respond to new business imperatives and opportunities. Through the Critical Path Communications Platform, corporations and service providers can deliver a broad spectrum of wireless and wireline communications services — from mobile, secure and unified messaging to basic email and personal information management. In addition, Critical Path’s platform provides a solid infrastructure for user management, streamlining the costs and complexities of deploying communications services, providing security and enabling the customization of services at the end-user level.

      Our platform allows us to provide Messaging and Collaboration solutions, as well as Identity Management solutions.

          Messaging and Collaboration Solutions

          Core Messaging

With more than 145 million licensed electronic mailboxes as of December 31, 2001, our Core Messaging solution provides highly reliable email services that users can access via the Web, with standards-based email clients and with wireless devices. For corporations, the Core Messaging solution presents a cost-effective alternative to groupware, providing only the functionality that typical users need. For service providers, Core Messaging provides essential email services at the industry rated lowest cost of ownership and very large scalability.

          Personal Information Management (PIM)

Critical Path’s PIM solution provides users with a personal calendar, personal address book, task lists and notes. Users can access these services via the Web and wireless devices and also use them offline with Personal Digital Assistant and PIM clients. With Critical Path’s PIM solution, service providers can easily offer value-added services in addition to email.

          Business Communications Suite

Most users today need messaging and collaborative applications without the added functionality and expense of full groupware solutions. Critical Path’s Business Communications Suite combines our Core Messaging and PIM solutions to provide users with business email, calendaring, personal address books and secure online file storage in one suite. Built-in features enhance collaboration and allow users to share schedules, personal contacts and files with other users. In addition, the Business Communications Suite supports Web, wireless, voice and client-based access. The Suite integrates easily with third-party applications and existing infrastructure and helps minimize corporations’ costs by eliminating costly groupware where those features are not required. The Suite is also ideal for service providers seeking to penetrate the lucrative small- to medium-sized business market with a cost-effective service offering.

          Secure Messaging

Critical Path’s Secure Messaging solution provides a secure way to send and receive messages and files through the Internet. It enables secure and auditable delivery, online file collaboration and Public Key Infrastructure (PKI)-enabled messaging that allows users to digitally sign documents and conduct legally binding online transactions. For corporations, Secure Messaging provides a cost-effective and efficient alternative to physical mail, courier services and paper contracts, and for service providers, it offers yet another way to offer value-added services that generate more revenue per user.

          Mobile Messaging

Our Mobile Messaging enables Short Message Services (SMS) for more than 44 telecommunications carriers around the globe. Our Mobile Messaging solution, with an interface that bridges the gap between SMS and Internet email, enables users to send and receive simple text messages via any SMS-enabled device. Additionally, our Mobile Messaging solution supports the emerging multimedia messaging market. Critical Path provides message album and smart message filtering to protect, store, access and route complex file types, combined with strategic partners’ solutions that provide [MMSC]s and media converter technology to provide a complete multimedia messaging solution that enables users to send and receive rich, integrated content (including digital video, audio, color images and animations) over wireless devices.

          Unified Communications

Critical Path helps service providers capitalize on this very large market with a Unified Communications solution that offers centralized access to voice, fax and email messages. Our Core Messaging solution provides the central message store, while partner technologies are readily integrated to enable voice and fax capabilities.

          Identity Management Solutions

          Core Directory

Critical Path’s Core Directory solution provides a central repository for user profile data. Consisting of a standard Lightweight Directory Access Protocol, or LDAP, directory with superior fault tolerance and business continuity assurance, Critical Path’s Core Directory solution provides single-point user management, simplifying user authentication and administration and laying a solid foundation for extranet, e-commerce and distributed application services.

          Unified User Management

Critical Path’s Unified User Management solution enables organizations to unify user profiles across distributed applications, realizing an immediate return on investment through the elimination of manual, redundant and scattered user administration tasks. Accurate and consistent user profiles are shared by heterogeneous systems, strengthening information security, improving information access and streamlining services provisioning. The Unified User Management solution eliminates information silos and is essential for next-generation, directory-enabled services, such as Web services, single sign-on and access management.

          Single Sign-On

Critical Path’s directory and meta-directory technology is combined with strategic partner solutions to provide centralized access management, Web single sign-on, policy-based delegated administration and user self-service.

          Public Key Infrastructure (PKI)

Critical Path’s PKI solution facilitates successful PKI deployments by leveraging the reliability, scalability and high performance of Critical Path’s directory and meta-directory technology. The CPTM Directory Server stores user digital certificates, enabling fast search access and supporting user authentication, while the CPTM Meta-Directory Server keeps user profiles up-to-date and ensures the data consistency and accuracy necessary for secure communications.

The Critical Path Communications Platform

      All of the components of our Messaging and Collaboration and Identity Management solutions are delivered through a common Internet communications platform. The Critical Path Communications Platform is designed for expanding Internet communications, offering:

•	Support for 24 hour, 7 day a week high-availability environments.

•	Scalability designed to adjust from just a few thousand users to tens of millions of users.

•	Standards-based technology, enabling rapid deployment of communications services.

•	The industry rated lowest total cost of ownership.

      With its foundation centered on our messaging and directory technology, the Critical Path Communications Platform consists of three product layers: Access, Services and Management.

      The Access Layer. The Access layer provides universal wireless/ wireline access to communications services, making services accessible from PCs, telephones and mobile devices, on Web browsers and standard clients. The Access layer includes:

          CPTM Presentation Server

The CP Presentation Server is a standards-based, carrier-class application server that enables the delivery of tightly integrated collaborative applications into a highly customized and personalized workspace. The CP Presentation Server provides single sign-on, an integrated user interface, Web, wireless and voice access, and out-of-the-box integration with Critical Path servers. Additionally, the CP Presentation Server enables the integration of third-party applications, providing a common interface to virtually any communications service that can be presented on a Web (HTML) or wireless (WML) device.

                    CPTM SMS Access Server

The CP SMS Access Server provides a network-independent, feature-rich gateway between SMS (Short Message Service) and the Internet mail protocol, SMTP (Simple Mail Transfer Protocol), bridging the gap between numerous applications and wireless technologies.

                    CPTM Digital Certification Services

CPTM Digital Certification Services provide the added security and functionality of client-side digital signatures, encryption and digital receipts to messages and documents transferred through the CP Messaging Server and CP Registered Mail Server.

      The Services Layer. The Services layer powers a broad range of communications services, including email, personal information management, mobile messaging, multimedia messaging, secure messaging and unified communications.

                    CPTM Messaging Server

At the core of the Services layer is the CP Messaging Server — a scalable and robust messaging solution, enabling standards-based email (Web, SMTP, POP3 and IMAP4). The CP Messaging Server offers high levels of performance, reliability and scalability.

                    CPTM Calendar Server

The CP Calendar Server is a powerful Web-based solution that fully integrates personal and group calendaring. Ease of use and a diverse range of features make the CP Calendar Server a valuable solution for both corporations and service providers who want to offer value-added calendaring services to generate more revenue per user.

                    CPTM Personal Address Book Server

The CPTM Personal Address Book Server stores contact information in a central location, giving end users always available access to personal address books from any device or application. A standards-based, Web- and wireless-accessible product, the CP Personal Address Book Server allows end users to easily access important phone numbers or email addresses from a Web browser, PC client or mobile phone.

                    CPTM Registered Mail Server

The CP Registered Mail Server enables users to efficiently send and receive documents through the Internet without compromising security. End-to-end encryption and real-time tracking information protect messages and file deliveries.

      The Management Layer. The Management layer unifies user profiles, simplifying user management, enabling customization at the user level and increasing security across communications services.

                    CPTM Directory Server

The CP Directory Server provides a central repository for user profile information and other data shared by multiple systems and applications. This state-of-the-art LDAP directory is currently deployed in primarily mission-critical environments, including corporate intranets/ extranets, online banking services, Internet postal services and government services.

                    CPTM Meta-Directory Server

The CP Meta-Directory Server enables more effective communication and streamlines business processes by ensuring that user profiles throughout an organization are both consistent and current, and by allowing administrators to maintain strict access controls for sensitive information. The CP Meta-Directory Server automatically propagates data from one application, database or directory to others across the entire enterprise, and it automates the tedious tasks of transferring data from one system to another. The CP Meta-Directory Server technology integrates multiple data sources into an LDAP directory, such as the CP Directory Server, and a powerful set of connectors exchange the information between the CP Meta-Directory Server and various data stores.

Target Markets, Customers and Strategic Partners

     Customers and Target Markets

      Our customers and target customers are corporate enterprises, wireless and telecommunications providers, broadband and service providers, governments and postal authority markets.

•	Corporate Enterprises. Communications infrastructure products and services are an increasingly important concern for businesses. Enterprises need to control costs of messaging in the face of tightening budgets and expanding message volume. With the globalization of the workforce, enterprises have become increasingly reliant upon digital communication. With such globalization, critical business information is leveraged across an enterprise in eBusiness applications and the need for reliable messaging and security access controls expands significantly. Additionally, such enterprises require identity management solutions to ensure security and to enable portals, extranets and Web-based services.

•	Wireless and Telecommunications Providers. Wireless users require access to the Internet and the ability to send and receive messages through chosen platforms and devices. Wireless and telecommunications providers are challenged with meeting ever evolving customer needs, decreasing voice revenues and heightened global competition. We provide the necessary access and messaging capability to provide wireless service providers with a low total cost of ownership, increased scalability, improved reliability and an open, easily integrated standards based platform. Additionally, to increase the value of their own service, and to grow the value of and retain their customers, telecommunications providers often add our advanced Internet messaging solutions to their connectivity and data management offerings.

•	Broadband and Service Providers. Broadband providers, such as cable, ISDN and DSL operators, face increasing messaging and identity management complexity as their businesses grow and evolve. Large bandwidth providers offer increased multimedia capabilities and services. These services require highly scalable and reliable infrastructure to handle the increasing user numbers and message volume for both individual message size and message quantity. Critical Path provides reliable and scalable messaging infrastructure to handle this growth. Additionally, broadband service providers’ (XSPs) basic connection services have become increasingly commoditized. XSPs are aggressively expanding value-added services, including wireless messaging, unified messaging and mobile commerce. Application service providers (ASPs) offer application hosting services and custom application development for corporate customers. Many ASPs offer email messaging as one of their core applications and can take advantage of our outsourced offering and “brand-behind-the-brand” strategy to reduce costs and provide high-quality service.

•	Governments and Postal Authorities. Governments and postal authorities are increasingly entering into digital services. Their challenges are to provide services at a national level that can support large volume, very large scale and complex applications. Postal authorities worldwide use our email solutions to provide country-wide “email for life” and our directory and meta-directory products to serve as central repositories of user profile information that provide security and access control over trusted third party services for hundreds of millions of postal customers. Government agencies use our directories to help identify users and the services they should be allowed to access. By leveraging our highly scalable directory products, countries are able to build eBusiness infrastructures that enable such authorities to reduce business costs, create new revenue streams, and deliver the trackability, security, and reliability needed for information exchange with national agencies.

     Strategic Partners

      A key element of Critical Path’s sales strategy is to expand distribution channels through strategic reseller or joint sales relationships. Our current strategic partners fall into two primary categories: i) telecommunications, Internet and wireless infrastructure service providers, and ii) Internet security and privilege management infrastructure partners. The following are examples of existing strategic relationships that we believe will position us to increase market presence and penetration:

•	Telecommunications, Internet and Wireless Infrastructure Service Providers. Our technology supports one-way and two-way messaging services to millions of wireless devices and we are one of only a few companies able to provide end-users with the means to send and receive messages to and from mobile phones, pagers and other wireless devices. We have relationships with leading telecommunications and Internet infrastructure providers as a means to develop the growing market for messaging. We believe these relationships provide vital, value-added services that enable our strategic partners to retain customers, grow into new business areas, and increase revenue from their installed customer bases. Strategic partners include: Mediagate, Nokia Networks OY and Logica UK Limited, among others.

•	Internet Security and Privilege Management Infrastructure Partners. Critical Path has established relationships with major public key infrastructure and Internet security vendors. Our InJoin Directory Server is included in several of our customers’ security solutions. Additionally, our InJoin Meta-Directory plays a growing role in large corporations’ efforts to develop comprehensive privilege management systems. By working with leading public key infrastructure, secure relationship management, and provisioning vendors as well as systems integrators that specialize in this area, we are expanding our channel of large corporations and enterprises. Strategic partners include Netegrity, Inc., EDS and Entrust Technologies Limited, among others.

      Information regarding customers and sales by geographic area is included in Note 19 of Notes to the Consolidated Financial Statements — Product and Geographic Information.

Sales and Marketing

     Sales Strategies

      Direct Sales. In addition to our channel relationships, we maintain our own direct sales force to introduce prospective customers and partners to our products and services and to work in tandem with our business partners. Our worldwide direct sales team is organized in each of our key geographic regions around our target markets. Currently, we have sales staff located in domestic offices in San Francisco, Los Angeles, Austin, Chicago, Milwaukee, Boston, Pensacola, New York and other cities throughout the United States. Internationally we have members of our sales organization located in Australia, Brazil, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Malaysia, Netherlands, Spain, Switzerland and the United Kingdom.

      Channel Partner Sales. The Company embraces and integrates partners and alternative channels with the goal of gaining market presence and share in its target markets. Our flexible solutions are well suited for partner and channel execution. Critical Path teams with Global System Integrators (GSIs), Independent Software Vendors (ISVs), Original Equipment Manufacturers (OEMs) and Hardware vendors that have strong industry backgrounds and market presence in their respective markets and geographic regions. These partners include Nokia Networks OY, Logica UK Limited, Hewlett-Packard, Bull, Entrust Technologies Limited, EDS and Ernst & Young Cap Gemini. In addition, Critical Path maintains partner relationships to resell its products and services throughout most of Asia and Latin America.

     Marketing Strategies

      We are focused on industry marketing, media relations and public relations to educate our key markets about the business value of Internet communications, and to reinforce Critical Path’s reputation as a leading solutions provider. The Company intends to continue to focus on industry events, trade-show participation and solutions seminars to promote our brand presence and acquire customers. Additionally, joint programs with strategic partners promote focused offerings for specific market segments.

Competition

      Because we have numerous Internet communications solutions and services, we are not aware of a single company that competes across all of our products and services. However, we encounter different competitors at each level of our solutions. For customers seeking messaging solutions, we compete with Sun Microsystems’ iPlanet division, OpenWave Systems, Inc., Mirapoint Inc., Oracle Corporation, Microsoft Corporation and IBM Corporation’s Lotus division. For secure delivery services, competitors include Tumbleweed Communications Corp., Slam Dunk Networks, Atabok Inc. and Zix it Corporation. In the identity management market, we encounter primarily Sun Microsystems’ iPlanet division, Microsoft and Novell Corporation in the enterprise/eBusiness directory category; and Sun Microsystems’ iPlanet division, Microsoft, Novell and Siemens Corporation are among our competitors in the meta-directory market. In the market for outsourced hosted email services, we compete with such corporations as EasyLink Services Corporation (formerly Mail.com), CommTouch Corporation, USA.net and other smaller application service providers offering hosted exchange services.

      While these competitors and others exist in each of our individual product markets, we believe our complete solution of products and services serves as a competitive advantage, because our customers can easily integrate their infrastructure with our broad product line, selecting multiple products and services from Critical Path as their requirements demand.

      We believe that competitive factors affecting the market for our Internet communications solutions include:

•	Breadth of platform features and functionality;

•	Ease of integration into customers’ existing systems;

•	Scalability, reliability, performance and ease of expansion and upgrade;

•	Flexibility to enable customers to manage certain aspects of their systems internally and leverage outsourced services in other cases when resources, costs and time to market reasons favor an outsourced offering; and

•	Total cost of ownership and operation.

      The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products and services currently compete favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors.

      We believe competition will increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Many current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Any delay in the development or introduction of products or services or updates, would also allow competitors additional time to improve their service or product offerings, and provide time for new competitors to develop Internet messaging infrastructure products and services and solicit prospective customers within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our business to suffer.

Technology

      CP Communications Platform

      Our core expertise is in messaging and directory technology. This allows us to deliver highly scalable digital communications software, services and solutions with our Critical Path Communications Platform.

      The CP Communications Platform is divided into three layers: Access, Services and Management. Each layer contains a number of server software components that together can provide a broad range of digital communications solutions like email, mobile messaging, personal information management, unified messaging, multimedia messaging and the integration necessary to enable and provision communications solutions to large populations of users in the corporate enterprise and the service provider.

      All CP Communications Platform components are designed to support mission critical environments. Our high performance, scalable and reliable servers operate in installations ranging from hundreds of thousands to tens of millions of users. Our components are all designed to deliver custom solutions and thus include a range of tools including software development kits (SDKs). They can be used alone or together, in many combinations. They are often used with third party components and therefore are developed to support interoperability with many best of breed technologies. All of our Communications Platform components operate on Sun Microsystems’ Solaris and Microsoft’s Windows NT/2000 operating systems and a subset of our components also operate on Hewlett Packard HPUX, IBM AIX and Linux operating systems.

          Access Layer

      Our Access Layer is anchored by our CP Presentation Server, a powerful application framework that is integrated with all CP Platform components. The CP Presentation Server allows for the creation of customized, personalized application user interfaces to Communications Platform components and third party technologies using a powerful SDK. It enables mixed mode communications, so that services can be accessed from a multitude of devices ranging from the desktop, laptop, PDA, mobile handset or telephone using text, voice, and video. The CP Presentation Server is based on Java 2 Enterprise Edition (J2EE) and Java Server Pages (JSP) technologies, and supports Hypertext Markup Language (HTML), Wireless Markup Language (WML), VoiceXML and a range of other interface markup languages.

      Alongside our CP Presentation Server is our CP Short Message Service Access Server, a powerful application framework that enables the development of applications which send Short Message Service (SMS) messages. CP SMS Access Server includes an application development SDK (SMASI) that applications can use to drive SMS traffic to a number of SMS-C’s. To date, support is provided for a number of SMS-Cs through protocols like SMPP. The CP SMS Access Server also includes WAP-Push support to enable next generation wireless applications like Multimedia Messaging Service (MMS).

     Services Layer

      Our Services Layer is anchored by our CP Messaging Server, a highly scalable, standards-based, messaging server. The CP Messaging Server enables services from Core Email to Unified Messaging and next generation Multimedia Messaging Services through its powerful native IMAP mail store and SMTP relay. It has a scalable architecture, allowing single or multiple domains to be split over multiple servers, geographically distributed and setup as clusters. It also has support for security features including secure-socket-layer (SSL), anti-virus and anti-spam.

      Alongside our CP Messaging Server, our CP Personal Address Book Server, CP Calendar Server, CP File Storage Server and CP Registered Mail Server provide access to personal and group information such as contacts, calendars, files and secure, trackable messages. These servers can be combined to provide a Personal Information Management Suite, a Business Messaging Suite, an Electronic Bill Presentment Service, a Multimedia Messaging Service and many other solutions, reliably and on a large scale.

          Management Layer

      Our Management Layer is anchored by our CP Meta Directory Server and CP Directory Server. Our CP Meta Directory software enables user/ resource provisioning, keeping information consistent between disparate messaging and business systems, and is designed to improve security, data integrity and reduce overall administration cost. At the core of our technology is the join engine, with plug-ins that connect to various business systems, including CP Platform components. CP Meta Directory includes wide support for connected systems including SQL Server, Sybase, Oracle, Microsoft Exchange, Lotus Notes, Peoplesoft, Siebel and mainframe applications. It also includes wide interoperability with directory software including CP Directory Server, Microsoft Active Directory, Novell eDirectory and iPlanet Directory Server. The CP Meta Directory includes a powerful SDK that enables the development of custom connectors using Perl, Java and XML.

      The CP Directory Server is useful in providing a common store of user or resource information that can be accessed via standard LDAP and X.500 protocols. The CP Directory Server can be used to store user profiles, digital certificates from PKI, PKI software and eBusiness information. The CP Directory Server is a distributed database, meaning that it can be partitioned both logically and physically, in order to provide improved performance and ease of replication and updates. Both CP Directory Server and CP Meta Directory Server incorporate security technology like SSL for secure transport and authentication.

      Alongside CP Directory and CP Meta Directory, our CP System Console provides systems management functionality to the CP Platform. This includes system start/stop, systems monitoring, and configuration. CP Systems Console uses Sun JDMK technology and is designed to be interoperable with SNMP standards-based systems like Hewlett Packard OpenView.

     Hosted Messaging

      We also provide a hosted messaging service that offers standards-based email service for Internet service providers, telecommunications providers, Web hosting companies, Web portals and corporate enterprises providing accounts to their end-users for activities such as trading securities, shopping or participating in online communities. We have developed proprietary load-balancing and messaging software that uses Oracle databases for account provisioning and management. Our hosted messaging service is comprised of multiple groups of servers and routers acting as a single, virtual point of contact to customers for messaging services. Our hosted messaging service hardware and software consists of Sun Microsystems servers running Solaris, Cisco routers, EMC redundant storage arrays, Veritas software and rack-mounted Intel processor-based servers. All aspects of our hosted messaging service are deployed in a redundant configuration with the goal that if any process or system goes down, another will be available to handle customer traffic seamlessly. This behavior is called “transparent failover” and is designed to increase the availability of messaging services to the customer. Our hosted messaging service also includes a dynamic load-balancing system that acts as proxy servers for firewall safety. The load balancers are configured in parallel so that if one goes down, the load is transferred to the remaining systems. We have created a proprietary account provisioning protocol for account creation and maintenance. This enables account transitioning from other services or legacy systems to be bulk-loaded, tested, replicated and deployed on our service automatically. This protocol addresses a critical time to market issue by enabling organizations to quickly transition to the new standards-based email service with minimal down-time and degradation to their existing internal systems. In addition, it can be used by customers and partners to facilitate automatic account sign-ups from web sites, typically in less than three minutes.

      Data Centers. Our hardware for operating production services currently is located throughout in two data centers. With multiple high-speed connections to diverse backbone providers and a robust network architecture, we aim to eliminate single points of failure, thus reducing the likelihood that our customers will suffer downtime as a result of network outages. Our backbone architecture and interconnect strategy consists of multiple clear channel OC-3 and DS-3 circuits. We currently have bilateral peering arrangements in place with over 35 networks. Our data centers feature redundant systems for power, raised floors, HVAC temperature control systems, seismically braced racks, fire protection, and physical security and surveillance 24 hours a day, seven days a week.

      Security. We have a diverse set of firewall solutions that are specifically tailored for each of our hosted services, reducing the likelihood of security breaches. To enhance security for our network, our staff members monitor the network hardware 24 hours a day, seven days a week. Suspicious activity is reported and investigated immediately.

      Spam and Viruses. Our messaging services include Spam Blocking to guard against unsolicited commercial email and Virus Scanning to prevent the spread of Internet viruses and worms. Our message filtering technology has been enhanced with partnerships with Brightmail and Symantec, allowing our hosted messaging customers to benefit from new spam and virus filters as they are created in response to attacks worldwide.

Research and Development

      Our products and services are mostly based on systems which were internally developed or acquired through acquisitions. We must continually improve these systems to accommodate the level of use of our products and services. In addition, we may add new features and functionality to our products and services that could result in the need to develop, license or integrate additional technologies. Our inability to add additional software and hardware or to upgrade our technology or network infrastructure could have adverse consequences, which include service interruptions, impaired quality of the users’ experience and the diversion of development resources. Our failure to provide new features or functionality to our products and services also could result in these consequences. We may not be able to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to improve our business.

      We invested $7.7 million in research and development in 1999, $31.0 million in 2000 and $30.7 million in 2001. Additionally, we incurred $3.7 million of in-process research and development expense in 2000 related to technologies acquired through two of our acquisitions. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our products and services. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our products and services. The failure to adapt to such changes would harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to undertake substantial expenditures to modify or adapt our services or infrastructure.

Intellectual Property

      We regard the protection of our trade secrets, patents, patent applications, copyrights and trademarks as critical to our success. We rely on a combination of statute, common law and contractual restrictions to establish and protect our proprietary rights and developed intellectual property in our product and service offerings. We have entered into proprietary information and invention assignment agreements with our employees, contractors and consultants, and nondisclosure agreements with customers, partners and third parties to whom we disclose confidential and proprietary information. Despite our efforts in this regard, former employees or third parties may infringe or misappropriate our proprietary rights which could harm our business. The validity, enforceability and scope of protection of our intellectual property can be tested and in some areas is still evolving.

      We have registered and/or used as a trademark “Critical Path” in the United States. We have also registered and used “Critical Path” in a variety of foreign countries where we have operations or do business. We plan to continue to enforce that mark and other trademarks in both the United States and internationally, although protection of the marks cannot be assured.

      We license our software and proprietary service offerings and despite all efforts to protect that property and ensure the quality of our brand and patented or copyrighted products or processes, current or future licensees could take actions that might harm the value of our intellectual property portfolio, our brand or reputation.

      We have been involved in claims by third parties of patent, copyright and trademark infringement against us in the past. Any claim like this, regardless of the merits, could be time consuming to defend, result in costly and distracting litigation, cause delays in rollouts of services, products or updates or require us to enter into licensing agreements with third parties. Such licensing agreements may include payment of large royalties or may not be available to us on commercially reasonable terms. Additionally, enforcing our intellectual property rights could entail significant expense, with such costs also potentially harming our results of operations.

Employees

      At December 31, 2001, we had 562 employees, including 192 in operations, 131 in sales and marketing, 148 in research and development and 91 in general corporate and administration. Our future success depends, in significant part, upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified and experienced technical, sales and managerial personnel. Competition for such personnel is intense, and we cannot guarantee that we can retain our key technical and managerial employees or that we will be able to attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Government Regulation

      Although there are currently a limited number of laws and regulations directly applicable to the Internet and the operation of commercial messaging services, it is probable that laws and regulations will continue to be adopted with respect to the Internet or commercial email services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online email may prompt calls for more stringent consumer and copyright protection and privacy laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the Internet or commercial online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise harm our business, operating results and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet could harm our business, operating results and financial condition.

      Certain of our service offerings include operations subject to the Digital Millenium Copyright Act of 1998. The Company has expended resources and implemented processes and controls in order to remain in compliance with DMCA, but there can be no assurance that our efforts will be sufficient and/ or new legislation and case law will not affect the operation of and liability associated with a portion of our services.

      In addition, the applicability of laws and regulations directly applicable to the businesses of our customers, particularly customers in the fields of banking and health care, will continue to affect us. The security of information about our customers’ end-users continues to be an area where a variety of laws and regulations with respect to privacy and confidentiality are enacted. As our customers implement the protections and prohibitions with respect to the transmission of end-user data, our customers will look to us to assist them in remaining in compliance with this evolving area of regulation. In particular the Gramm-Leach-Blilely Act contains restrictions with respect to the use and protection of banking records for end-users whose information may pass through our system.

Item 2. Properties

      Our current corporate headquarters and primary operations and development facilities are located in two office buildings in San Francisco, California. We have several leases that relate to our San Francisco locations, including one that expires on March 31, 2002, another that expires on June 30, 2002 and the lease for our new office space that expires on March 25, 2012. The Company took occupancy of a total of 45,467 square feet of that new leased space on March 25, 2002. We are in the process of consolidating all of our San Francisco-based operations into our new headquarters. In addition to this principal location, we currently occupy a 24,300 square foot building in Dublin, Ireland under a lease expiring on July 14, 2014. We lease additional facilities in Brazil, Canada, France, Germany, Ireland, Italy, Malaysia, Spain, Sweden, Switzerland, the United Kingdom and several cities throughout the United States. We continually evaluate the adequacy of our existing facilities, and we believe that the current facilities will be suitable for our needs for at least the next 12 months, or that additional space will be available on commercially reasonable terms, if necessary.

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

      Securities Class Actions in Northern District of California. Beginning on February 2, 2001, a number of securities class action complaints were filed against the Company and certain of our current and former officers and directors in the United States District Court for the Northern District of California. The complaints were filed as purported class actions by individuals who allege that they purchased the Company’s common stock during a purported class period and sought an unspecified amount in damages; the alleged class periods vary among the complaints. The complaints were consolidated into a single action which alleged that, during the period from September 26, 2000 to February 1, 2001, the Company and certain of its former officers made false or misleading statements of material fact about the Company’s financial statements, including its revenues, revenue recognition policies, business operations and prospects for the year 2000 and beyond. In addition, on September 24, 2001, certain former shareholders of PeerLogic, Inc. filed a putative class action in the Superior Court of the State of California alleging that Critical Path breached representations and warranties made in connection with the acquisition of PeerLogic. The complaint sought an unspecified amount in damages. We subsequently removed the PeerLogic action to the United States District Court for the Northern District of California. On November 8, 2001, Critical Path announced that it had reached an agreement in principle to settle these cases. In February 2002, the Court gave preliminary approval to the settlement of the class action litigation. The Court also set the hearing date for final approval of the settlement agreement for May 23, 2002.

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California and in the United States District Court for the Northern District of California. The derivative complaints alleged that certain of Critical Path’s current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, were unjustly enriched by their sales of the Company’s common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. The plaintiffs sought unspecified damages on the Company’s behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to the Company’s benefit. Contemporaneously with settlement of the securities class action described above, an agreement in principle has been reached to settle the derivative action.

      Securities and Exchange Commission Investigation. In February 2001, the Securities and Exchange Commission (the “SEC”) issued a formal order of investigation of the Company and certain of the Company’s current and former officers and directors associated with the Company with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The Company fully cooperated with the SEC in its investigation. The SEC’s investigation was concluded against the Company in January 2002 with no imposition of fines or penalties against the Company. The Company consented, without admitting or denying liability, to an administrative order that the Company violated certain non-fraud provisions of the federal securities laws and to a cease and desist order.

      Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of our current and former officers and directors and underwriters connected with our initial public offering of common stock in the United States District Court for the Southern District of New York. The purported class action complaints were filed by individuals who allege that they purchased common stock at the initial public offering of common stock between March 26, 1999 and December 6, 2000. The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The complaints have been consolidated into a single action. The complaints seek an unspecified amount in damages on behalf of persons who purchased Critical Path stock during the specified period.

      Breach of Contract Action. On January 18, 2001, we entered into a non-exclusive licensing agreement with Comverse Network Systems, Inc. (“Comverse”) with respect to our CP Messaging and Directory software, with rights of distribution to Comverse’s customers. On October 9, 2001, we notified Comverse that we were terminating the Software License Agreement based on our belief that Comverse materially breached the contract. On or about October 15, 2001, Comverse filed a complaint in the United States District Court for the Southern District of New York against the Company, challenging the Company’s right to terminate the agreement. Comverse asserted causes of action for specific performance, requesting that the Company be required to perform and to recognize Comverse’s alleged rights under the Agreement, and injunctive relief, prohibiting the Company from taking action to suspend, terminate or interfere with Comverse’s alleged rights, remedies or privileges. Concurrently with the filing of the Complaint, Comverse also filed a Demand for Arbitration with the American Arbitration Association, seeking a determination that Critical Path did not have the right to terminate the agreement. Comverse does not seek money damages in either the Complaint or the Demand for Arbitration. In December 2001, the District Court issued a preliminary injunction prohibiting us from taking various actions relative to the termination, including demanding the return of the licensed software or publicly indicating that Comverse’s rights under the license agreement were terminated. The Company has appealed the preliminary injunction and has also succeeded in having the arbitration moved to San Francisco. No date has yet been set for the arbitration or hearing of the appeal. While it is difficult to determine what the eventual outcome of this matter will be, the Company intends to defend its rights vigorously.

      Securities Class Action in Northern District of California. Beginning on February 1, 2002, a number of securities class action complaints were filed against the Company, and certain of our former officers. The purported class action complaints allege that during a period from April 21, 2000 through September 25, 2000 and in same cases April 31 (sic), 2000 through October 19, 2000, the Company reported materially misleading financial statements and made materially misleading statements about the Company’s ability to collect on recognized revenue from our customers based on the current economic climate and uncertainty about continued viability of many Internet based businesses as well as in recognition of changes in accounting regulations. The suit further alleges that the Company knew these issues would severely impair future revenue growth and the ability to make future stock sales and extract future bonuses tied to the Company’s performance. The complaints seek an unspecified amount in damages. The Company believes that these allegations are without merit and intends to vigorously defend such suits.

      The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm the Company’s business and financial condition. In particular, the lawsuits or the continued effects of the SEC investigation could harm our relationships with existing customers and our ability to obtain new customers.

The continued defense of the lawsuits could also result in the diversion of management’s time and attention away from business operations, which could harm the Company’s business. Although some of the named lawsuits are in the final stages of settlement, there can be no assurance that the applicable courts will accept the final settlement as executed, or at all. Negative developments with respect to the settlements or the lawsuits could cause the Company’s stock price to decline significantly. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits or the investigation by settlement or otherwise, the size of any such payments could seriously harm the Company’s financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been quoted on the Nasdaq National Market under the symbol “CPTH” since March 29, 1999. The following table presents, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low

Year Ended December 31, 2000
First Quarter (from January 1, 2000 to March 31, 2000)	$119.50	$60.00
Second Quarter (from April 1, 2000 to June 30, 2000)	$87.00	$26.00
Third Quarter (from July 1, 2000 to September 30, 2000)	$79.38	$46.13
Fourth Quarter (from October 1, 2000 to December 31, 2000)	$59.75	$19.38

Year Ended December 31, 2001
First Quarter (from January 1, 2001 to March 31, 2001)	$26.13	$1.56
Second Quarter (from April 1, 2001 to June 30, 2001)	$2.00	$0.84
Third Quarter (from July 1, 2001 to September 30, 2001)	$1.16	$0.26
Fourth Quarter (from October 1, 2001 to December 31, 2001)	$2.83	$0.51

      As of March 25, 2002, there were approximately 1,461 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

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

Recent Sales of Unregistered Securities

1.	On July 20, 2001 and December 7, 2001, respectively, we issued an aggregate of 9,000 shares and 15,000 shares of common stock in connection with the settlement of two separate lawsuits against the Company by former employees alleging wrongful termination. The shares of common stock were issued at fair market value, as determined by the closing price listed on the Nasdaq National Market, on the date of issuance which was the settlement date as indicated. These securities were issued in reliance on the exemption from the registration requirements of the Securities Act provided in Section 4(2) thereof.

2.	On November 8, 2001, we issued 4,000,000 shares of Series D Cumulative Redeemable Convertible Participating Preferred Stock and warrants to purchase common stock of the Company, to a group of investors that included General Atlantic Partners LLC and its affiliates, Cheung Kong Limited and affiliates, Hutchison Whampoa Limited and affiliates and Vectis Group LLC and its affiliated entities. The Preferred Stock will accrue and cumulate dividends at eight percent (8%) and is convertible into shares of the Company’s common stock at the option of the holder. The warrants are exercisable at any time from November 8, 2002 until November 8, 2006. The exercise price of the common stock underlying the warrants is $1.05. The securities were issued in reliance upon the exemption from registration requirements from the Securities Act provided in Section 4(2) thereof.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(in thousands, except per share data and footnotes)

      The selected consolidated statement of operations data for the period from February 19, 1997 (our inception) to December 31, 1997, and during the years ended December 31, 1998, 1999, 2000 and 2001, and selected consolidated balance sheet data as of December 31, 1997, 1998, 1999, 2000 and 2001, have been derived from our Consolidated Financial Statements. The data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this document.

	Year Ended December 31,

	1997	1998	1999	2000(1)	2001(2)

Consolidated Statement of Operations Data:
Net revenues	$—	$897	$16,157	$135,653	$104,173
Gross profit (loss)	—	(1,449)	(5,400)	13,732	(18,868)
Operating expenses	(1,056)	(9,999)	(117,850)	(1,831,449)	(222,830)

Loss from operations	(1,056)	(11,448)	(123,250)	(1,817,717)	(241,698)
Non-operating expenses	(18)	(13)	6,309	(28,235)	(11,442)

Loss before extraordinary item and income taxes	(1,074)	(11,461)	(116,941)	(1,845,952)	(253,140)
Provision for income taxes	—	—	—	(6,513)	(5,606)

Loss before extraordinary item	$(1,074)	$(11,461)	$(116,941)	$(1,852,465)	$(258,746)
Gain on retirement of convertible subordinated notes, net(3)	$—	$—	$—	$—	$179,282

Net loss	$(1,074)	$(11,461)	$(116,941)	$(1,852,465)	$(79,464)
Accretion on redeemable convertible preferred shares	$—	$—	$—	$—	$(356)

Net loss attributable to common shares	$(1,074)	$(11,461)	$(116,941)	$(1,852,465)	$(79,820)

Net loss per common share — basic and diluted:
Net loss before extraordinary item	$(0.54)	$(2.94)	$(3.93)	$(30.67)	$(3.50)

Net loss per common share	$(0.54)	$(2.94)	$(3.93)	$(30.67)	$(1.08)

Weighted average shares — basic and diluted	1,994	3,899	29,770	60,399	73,981

	At December 31,

	1997	1998	1999	2000	2001

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1	$14,791	$75,932	$216,542	$69,165
Working capital (deficit)	$(1,524)	$12,524	$76,060	$186,777	$57,983
Total assets	$550	$20,663	$673,805	$497,610	$199,952
Convertible subordinated notes payable	$—	$—	$—	$300,000	$38,360
Capital lease obligations, long-term portion	$42	$2,454	$5,669	$4,687	$1,149
Mandatorily redeemable preferred stock	$—	$—	$—	$—	$5,373
Shareholders’ equity (deficit)	$(1,021)	$15,358	$616,992	$113,104	$109,155

(1)	Operating expenses for the year ended December 31, 2000, include a $1.31 billion charge related to impairment of intangible assets including the deferred costs associated with our ICQ and Qwest relationships. See also Note 16 to the Notes to Consolidated Financial Statements — Impairment of Long-Lived Assets.

(2)	Operating expenses for the year ended December 31, 2001, include a $26.6 million charge related to impairment of certain long lived assets and an $18.3 million charge related to costs incurred as a result of our strategic restructuring. See also Note 4 to the Notes to Consolidated Financial Statements — Strategic Restructuring and Employee Severance and Note 16 to the Notes to Consolidated Financial Statements — Impairment of Long-Lived Assets.

(3)	Extraordinary gains of $179.3 million, net of applicable taxes and write downs of related debt issuance costs, were recorded for the year ended December 31, 2001 related to gains recognized on the retirement of $261.4 million of face value of Critical Path’s convertible subordinated notes. See also Note 10 to the Notes to Consolidated Financial Statements — Convertible Subordinated Notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements, which include statements as to the Company’s future strategic, operational and financial plans, anticipated or projected revenues, sources of revenues, net losses, expenses and operational growth, future revenues derived from non-core product and services, investments in sales and marketing, operating losses, the need for additional financing, competition in and competitive factors affecting our markets, historical trends for revenue, expenses and personnel as indicative of future results, our critical accounting policies, changes in the price of our common stock, the impact of stock-based expenses, period-to-period comparisons of our operating results as an indicator of future performance, markets and potential customers for Critical Path products and services, plans related to sales strategies and global sales efforts, plans to reduce operating costs through continued expense reduction, anticipated effects of restructuring and retirement of debt, anticipated charges and cost savings as a result of these plans, our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations and our intellectual property strategy are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, difficulties of forecasting future results due to our limited operating history, failure to meet sales and revenue forecasts, evolving business strategy and the emerging nature of the market for our product and service, finalization of pending litigation and the settlement of the SEC investigation, turnover within and integration of senior management, board of directors members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which the Company does business, risks associated with our international operations, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, risks associated with an inability to maintain continued compliance with the Nasdaq National Market listing requirements, risks associated with our international operations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That May Affect Future Operating Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

				Change Over Prior Year

	Historical Amounts			2000		2001

	1999	2000	2001	$	%	$	%

	(in thousands, except percentages)
Period Ended December 31
Net revenues
Software license	$—	$51,607	$30,960	$51,607	(1)	$(20,647)	(40)%
Hosted messaging	16,157	58,553	43,821	42,396	262%	(14,732)	(25)%
Professional services	—	14,527	12,573	14,527	(1)	(1,954)	(13)%
Maintenance and support	—	10,966	16,819	10,966	(1)	5,853	53%

Total net revenues	16,157	135,653	104,173	119,496	740%	(31,480)	(23)%

Cost of net revenues
Software license	—	2,731	1,533	2,731	(1)	(1,198)	(44)%
Hosted messaging	16,505	59,104	59,124	42,599	258%	20	0%
Professional services	—	5,945	10,315	5,945	(1)	4,370	74%
Maintenance and support	—	8,060	10,081	8,060	(1)	2,021	25%
Amortization of purchased technology	—	18,140	21,284	18,140	(1)	3,144	17%
Acquisition-related retention bonuses	520	1,040	—	520	100%	(1,040)	(100)%
Stock-based expenses	4,532	1,586	4,050	(2,946)	(65)%	2,464	155%
Impairment of long-lived assets	—	25,315	16,654	25,315	(1)	(8,661)	(34)%

Total cost of net revenues	21,557	121,921	123,041	100,364	466%	1,120	1%

Gross profit (loss)	(5,400)	13,732	(18,868)	19,132	(1)	(32,600)	(237)%

Operating expenses
Sales and marketing	13,811	66,125	53,356	52,314	379%	(12,769)	(19)%
Research and development	7,682	31,022	30,744	23,340	304%	(278)	(1)%
General and administrative	14,051	30,444	42,260	16,393	117%	11,816	39%
Amortization of intangible assets	32,259	355,868	13,216	323,609	1003%	(342,652)	(96)%
Acquisition-related retention bonuses	3,587	8,294	1,381	4,707	131%	(6,913)	(83)%
Stock-based expenses	46,460	50,598	53,615	4,138	9%	3,017	6%
Acquired in-process research and development	—	3,700	—	3,700	(1)	(3,700)	(100)%
Restructuring and other expenses	—	3,248	18,267	3,248	(1)	15,019	462%
Impairment of long-lived assets	—	1,282,150	9,991	1,282,150	(1)	(1,272,159)	(99)%

Total operating expenses	117,850	1,831,449	222,830	1,713,599	1454%	(1,608,619)	(88)%

Loss from operations	(123,250)	(1,817,717)	(241,698)	(1,694,467)	(1)	1,576,019
Interest and other income (expense), net	7,061	12,970	5,840	5,909	84%	(7,130)	(55)%
Interest expense	(752)	(15,948)	(14,714)	(15,196)	2021%	1,234	(8)%
Equity in net loss of joint venture	—	(1,019)	(1,866)	(1,019)	(1)	(847)	83%
Minority interest in net income of consolidated subsidiary	—	(649)	—	(649)	(1)	649	(100)%
Loss on investments	—	(23,589)	(702)	(23,589)	(1)	22,887	(97)%

Loss before extraordinary item and income taxes	(116,941)	(1,845,952)	(253,140)	(1,729,011)	1479%	1,592,812	(86)%
Provision for income taxes	—	(6,513)	(5,606)	(6,513)	(1)	907	(14)%

Loss before extraordinary item	$(116,941)	$(1,852,465)	$(258,746)	(1,735,524)	1484%	1,593,719	(86)%
Gain on retirement of convertible subordinated notes, net	—	—	179,282	-	(1)	179,282

Net loss	$(116,941)	$(1,852,465)	$(79,464)	(1,735,524)	1484%	1,773,001	(96)%
Accretion on redeemable convertible preferred shares	—	—	(356)	—	(1)	(356)

Net loss attributable to common shares	$(116,941)	$(1,852,465)	$(79,820)	$(1,735,524)	1484%	$1,772,645	(96)%

(1) Non-material percentage.

Overview

      Critical Path, Inc. is a global leader in Internet communications that delivers software and services that are designed to maximize the value of Internet communications. We provide messaging and collaboration solutions from wireless, secure and unified messaging to basic email and personal information management, as well as identity management solutions that simplify user profile management and strengthen information security. Our standards-based Critical Path Communications Platform, built to perform reliably at the scale of public networks, delivers the industry’s lowest total cost of ownership for messaging solutions and lays a solid foundation for next-generation communications services. Critical Path’s customers are corporate enterprises, carriers and service providers, postal authorities and government agencies.

      Critical Path was founded in 1997 and is headquartered in San Francisco, California with offices throughout North America, Europe, Asia and Latin America. From inception through 1999, our primary source of revenue came from service fees related to hosted messaging. Through a series of acquisitions during 1999 and 2000, we expanded our product offerings to include a wide range of messaging and collaboration licensed software and solutions.

      During 2001 we evaluated our various products, services, facilities and the business plan under which we were operating. As part of this evaluation, we reviewed the products and services we sell to customers, the locations in which we operate, and the manner in which we go to market with our core product and service offerings. In connection with this review, we implemented and completed a three part strategic restructuring plan that involved reorganizing Critical Path’s product and service offerings around a group of core communication solutions. The three primary elements of the plan included:

•	Focusing on core communication solutions;

•	Workforce reduction; and

•	Facilities and operations consolidation.

      Additionally, we implemented an aggressive expense management plan to further reduce operating costs while maintaining strong customer service for our core solutions. As of December 31, 2001 we had divested all of our non-core products and services, reduced headcount by 44%, reduced facilities and operations by 65% and implemented other cost cutting measures, resulting in a significant reduction in overall operating expenses. The non-core products and services which were divested during 2001, comprised approximately 26% and 21% of total revenues in the years ended December 31, 2000 and 2001 and were insignificant in 1999. These products and services are expected to be an insignificant part of Critical Path’s revenue stream going forward. Additionally as of December 31, 2001, we had substantially completed an extensive assessment of our core hosted messaging services, which resulted in a $12.4 million impairment charge during the fourth quarter of 2001 associated with excess capacity and equipment. As a result of these strategic initiatives, we have significantly reduced our overall operating expenses and we expect to realize significant future annual cost savings, as our quarterly operating cost structure, excluding special charges, has been reduced by nearly $30 million since the first quarter of 2001.

      During the fourth quarter of 2001, we closed a financing transaction with a group of investors led by General Atlantic Partners LLC and its affiliates, and other investors including Hutchison Whampoa Limited and affiliates and Vectis Group LLC. Vectis Group had previously been retained by the Company to provide advice with respect to strategic alternatives and other management related services. Mr. McGlashan, our Chief Executive Officer, is a principal in the Vectis Group. The financing transaction consisted of approximately $30 million in gross cash proceeds and the retirement of $65 million in face value of our 5 3/4 Convertible Subordinated Notes. In connection with this transaction, we issued and sold four million shares of convertible preferred stock to several investors and warrants to purchase 2.5 million shares of common stock to General Atlantic and its affiliates. The related proceeds will be used for working capital and general corporate purposes.

      We have incurred significant losses since our inception, and as of December 31, 2001, we had an accumulated deficit of approximately $2.06 billion, inclusive of a $1.31 billion charge for impairment of long-lived assets recorded in the fourth quarter of 2000. We intend to continue to invest in sales and marketing, development of our technology and solution offerings, and related enhancements. We expect to continue to incur operating losses through the end of 2002, however we do not anticipate the need for additional financing prior to December 31, 2002.

      In view of the rapidly evolving nature of our business, acquisitions, recent restructuring and limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At December 31, 2001, we had 562 employees, in comparison with 1,041 employees at December 31, 2000 and 488 employees at December 31, 1999. We do not believe that our historical trends for revenues, expenses, or personnel are indicative of future results.

Critical Accounting Policies

      The following discussion and analysis of Critical Path’s financial condition and results of operations is based on its consolidated financial statements and results of operations, which have been prepared in accordance with accounting principles generally accepted in the United States. Critical Path believes the following are the most critical accounting policies underlying Critical Path’s presentation of its financial condition and related operating results:

•	Revenue recognition

•	Valuation and impairment of long-lived assets and identifiable intangible assets; and

•	Estimating allowance for doubtful accounts and contingencies.

     Revenue recognition

      Revenues are recognized once the related products or services have been delivered and collection of all fees is considered probable. We recognize revenues related to the sale of our licensed software products, hosted messaging and communication services, professional services and post-contract customer support.

      Software license. We derive software license revenues from perpetual and term licenses for our messaging, collaboration and identity management solutions. Software license revenues are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software to the customer has occurred and the collection of a fixed or determinable license fee is considered probable. Our revenue recognition policies require that revenues recognized from software arrangements be allocated to each element of the arrangement based on the fair values of the elements, such as software products, upgrades and enhancements, post contract customer support, installation, training or other services. License software sales that involve multiple elements, including software license and undelivered maintenance and support and professional services, are recognized such that we allocate revenues to each component of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements. The vendor specific objective evidence of fair values for the ongoing maintenance obligations are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. Vendor specific objective evidence of the fair value of other services, primarily professional services, is based upon substantive rates stated in the contractual arrangements or upon separate sales of these services at substantive rates.

      If a multiple element arrangement includes services that are deemed essential to the functionality of a delivered element, we recognize the entire arrangement fee using the percentage of completion method. Under this method, individual contract revenues are recorded based on the percentage relationship of the contract costs incurred as compared to management’s estimate of the total cost to complete the contract. If fair value cannot be determined for more than one individual element of a multiple element arrangement, revenues are recognized ratably over the term of the agreement.

      We also receive license fees from resellers under arrangements that do not provide product return or exchange rights. Revenues from reseller agreements may include a nonrefundable, advance royalty which is payable upon the signing of the contract and license fees based on the contracted value of our products purchased by the reseller. Guaranteed license fees from resellers, where no right of return exists, are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software has occurred and the collection of a fixed or determinable license fee is considered probable. Non-guaranteed per-copy license fees from resellers are initially deferred and are recognized when they are reported as sold to end-users by the reseller.

      Hosted messaging services. We derive hosted messaging revenues related to fees for hosting services we offer related to our messaging and collaboration solutions. These are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a monthly basis over the term of the contract beginning with the month in which service delivery starts. Amounts billed or received in advance of service delivery, including but not limited to branding and set-up fees, are initially deferred and subsequently recognized on a ratable basis over the expected term of the relationship beginning with the month in which service delivery starts.

      Professional services. We derive professional service revenues from fees primarily related to training, installation and configuration services. The associated revenues are recognized in the period in which the services are performed.

      Maintenance and support. We derive maintenance and support service revenues from fees for post-contract customer support agreements associated with product licenses. Such services typically include rights to future update and upgrade product releases and dial-up phone services. Fees are deferred and recognized ratably over the term of the support contract, which is generally one year.

Valuation and impairment of long-lived assets and identifiable intangible assets

      We periodically evaluate the carrying value of long-lived assets and identifiable intangible assets for impairment, when events and circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever the evaluation demonstrates that the carrying amount of a long-lived asset is not recoverable. In connection with the impairment analysis performed in the fourth quarter of 2000, the estimates of fair values were based upon the discounted estimated cash flows of Critical Path for the succeeding three years using a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was primarily based upon the weighted average cost of capital for comparable companies. During 2001 and in connection with our strategic restructuring effort, an additional assessment of impairment was performed on certain of our remaining long-lived assets. The restructuring plan identified and formulated a plan to exit certain products and services that were determined to be non-core to Critical Path’s business strategy. We reviewed the intangible assets related to these non-core products and services and, as a result of the assessment, recorded an impairment charge in the second quarter to these assets. Additionally during the fourth quarter of 2001, we performed an evaluation of long-lived assets within our core business. As a result of this assessment we recorded a further impairment charge. This charge resulted from an impairment of assets associated with our core business, primarily the hosted messaging services, as we determined that we had excess capacity and equipment related to certain core products and services.

Estimating allowance for doubtful accounts and contingencies

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. For this reason, actual results could differ from those estimates. Management must make estimates surrounding collectibility of our revenues and related accounts receivable. Management specifically analyzes accounts receivable, historical and current economic trends, previous bad debts, customer concentrations, credit worthiness of customers, and payment terms of customer accounts, when evaluating adequacy of the allowance for doubtful accounts.

      Management estimates liabilities and contingencies at the end of each period. The current financial statement presentation reflects management’s best estimates of liabilities and pending litigation which are probable and where the amount and range of loss can be estimated. We record the minimum liability related to those claims where there is a range of loss. Because of the uncertainties related to the probability of loss and the amount and range of loss on the pending litigation, management may not be able to make an accurate estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will continue to assess the potential exposure related to our pending litigation and update our estimates and related disclosures. Such future revisions in our estimates could materially impact the financial results of Critical Path.

Results of Operations

      The following table presents Critical Path’s net revenue and selected cost of net revenue data during 1999, 2000 and 2001 and the relative composition of net revenues and the selected cost of net revenue data as a percentage of net revenues during 1999, 2000 and 2001.

	Historical Amounts			Percentage of Total Net Revenues

	1999	2000	2001	1999	2000	2001

	(in thousands)
Period Ended December 31,
Net revenues
Software license	$—	$51,607	$30,960	—%	38%	30%
Hosted messaging	16,157	58,553	43,821	100	43	42
Professional services	—	14,527	12,573	—	11	12
Maintenance and support	—	10,966	16,819	—	8	16

Total net revenues	$16,157	$135,653	$104,173	100%	100%	100%

				Percentage of Related Net Revenues

Cost of net revenues
Software license	$—	$2,731	$1,533	—%	5%	5%
Hosted messaging	16,505	59,104	59,124	102	101	135
Professional services	—	5,945	10,315	—	41	82
Maintenance and support	—	8,060	10,081	—	73	60

Total cost of net revenues	$16,505	$75,840	$81,053	102%	56%	78%

Gross profit (loss)	$(348)	$59,813	$23,120	(2)%	44%	22%

  Net Revenues

      Software License. We recognized $30.1 million in software license revenues during 2001, as compared to $51.6 million in 2000 and none in 1999. The significant decrease in software license revenues between 2001 and 2000 was attributed to several factors that impacted our operating results during 2001. Delays in information technology spending were experienced across many industries due to unfavorable macroeconomic conditions and these delays were exacerbated by circumstances at the Company. Many potential customers who were evaluating our products delayed making decisions until they could gain a level of comfort in us as we emerged from our management transition and restructuring initiatives. Additionally, our sales organization was distracted by the termination and resignation of much of its leadership in the first quarter of 2001 and its focus on rebuilding also has caused a reduction in effectiveness. The decrease in software license revenues was further exacerbated as a result of the terrorist attacks of September 11, 2001. These tragic events significantly impacted the world economic markets and delayed some of our licensed software sales with enterprise customers who operated in the affected areas or whose operations were disrupted by these events. Additionally, in connection with our restructuring initiative, we identified certain non-core software license products, of which all have either been exited or sold to third parties. Software license revenues related to these non-core products were approximately $2.5 million in 2001, down from $4.5 million in 2000. We anticipate non-core product revenues will be insignificant during 2002. Software license revenues increased in 2000 as compared to 1999 as a result of the introduction of our software license product offerings related to messaging, directory and meta-directory through our acquisitions of Amplitude Software Corporation, ISOCOR Corporation, and PeerLogic, Inc.

      Hosted Messaging. We recognized $43.8 million in hosted messaging revenue during 2001, as compared to $58.6 million in 2000 and $16.2 million in 1999. This decrease in 2001 as compared with 2000 resulted from our restructuring initiative, as we identified certain non-core hosted messaging services, of which all have either been exited or sold to third parties. Hosted messaging revenues related to these non-core services was approximately $13.6 million in 2001, down from $27.0 million in 2000. We anticipate non-core service revenues will be insignificant during 2002. Hosted messaging revenues increased in 2000 as compared to 1999 as a result of the introduction of new product offerings, primarily attributable to our acquisitions of FaxNet Corporation and RemarQ Communities, Inc. Additionally, we experienced penetration into the hosted messaging services market, and significantly increased the number of email boxes hosted.

      Professional Services. We recognized $12.6 million in professional services revenues during 2001, as compared to $14.5 million in 2000. This decrease in 2001 as compared with 2000 resulted primarily from our restructuring initiative, as we identified certain non-core products and services, of which all have either been exited or sold to third parties. Professional services revenues related to these non-core products and services was approximately $1.7 million in 2001, down from $3.0 million in 2000. We anticipate non-core service revenues will be insignificant during 2002. Additionally, as a result of the reduction in software license sales during 2001, we experienced a similar decline in professional services revenues. There were no professional services revenues in 1999. Professional services revenues increased in 2000 as compared to 1999 as a result of the introduction of our software license product and professional services offerings related to messaging, directory and meta-directory software products added through our acquisitions of Amplitude Software Corporation, ISOCOR Corporation, and PeerLogic, Inc.

      Maintenance and Support. We recognized $16.8 million in maintenance and support revenues during 2001, as compared to $11.0 million in 2000. Maintenance and support revenues increased as a result of the completion of several acquisitions during 2000 and additional sales of software license products during 2000 and 2001. However, these increases were offset by the effects of our restructuring, as we identified certain non-core products and services, of which all have either been exited or sold to third parties. Maintenance and support revenues related to these non-core products and services was approximately $3.8 million in 2001, as compared to $1.1 million in 2000. We anticipate non-core service revenues will be insignificant during 2002. There were no maintenance and support revenues in 1999. Maintenance and support revenues increased in 2000 as compared to 1999 as a result of the introduction of our software license product and maintenance and support service offerings related to messaging, directory and meta-directory software products added through our acquisitions of Amplitude Software Corporation, ISOCOR Corporation, and PeerLogic, Inc.

      Critical Path’s international operations accounted for approximately 40% and 38% of net revenues during 2001 and 2000, respectively. Revenues from international operations were insignificant in 1999. This significant increase in international revenues from 1999 to 2000 related primarily to the acquisition of ISOCOR Corporation.

  Cost of Net Revenues

      Software License. Cost of net software license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facilities costs, and third-party royalties. The overall decrease in 2001 from 2000 was directly related to the reduction in software license revenues between these two periods. In 2000, cost of net software license revenues increased significantly from 1999 levels as a result of the introduction of our software license product offerings related to messaging, directory and meta-directory through our acquisitions of Amplitude Software Corporation, ISOCOR Corporation, and PeerLogic, Inc.

      Hosted Messaging. Cost of net hosted messaging revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, and other direct and allocated indirect costs. These costs remained flat in 2001 as compared to 2000. Costs associated with hosted messaging increased significantly during the end of 2000 and the first quarter of 2001 as a result of adding 15 new hosted messaging clusters to our data centers during 2000, expanding the capacity of our hosting network to manage current customer requirements and future growth. Additionally, costs were incurred to add technology platforms for new service offerings. As a result of these initiatives we acquired equipment and increased related support and professional services resources, causing depreciation and other costs to increase substantially in comparison with 1999. However, these increases were offset in the second half of 2001 by the effects of our restructuring initiative and the exiting of certain non-core products and services. As a result of the sale and divestiture of several non-core services, the termination of employees through our restructuring initiative and the implementation of other cost cutting measures, we significantly reduced the cost of net hosted messaging revenues in 2001.

      Professional Services. Cost of professional services revenues consists primarily of personnel costs including custom engineering, installation and training services for both hosted and licensed solutions, and other direct and allocated indirect costs. As a result of the acquisitions completed in 2000, additional costs, primarily related to personnel costs, were incurred on professional services resources resulting in a 74% increase in 2001 from 2000. There were no professional services revenues or related costs in 1999.

      Maintenance and Support. Cost of maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. As a result of the acquisitions completed in 2000, additional costs, primarily related to personnel costs, were incurred on maintenance and support resources resulting in an increase in 2001 from 2000. There were no maintenance and support revenues or related costs in 1999.

      Operations, customer support, and professional services staff decreased to 192 employees at December 31, 2001 from 340 employees at December 31, 2000, but increased from 174 employees at December 31, 1999. Headcount decreased in 2001 as a result of our strategic restructuring initiative and increased in 2000 as a result of our numerous acquisitions.

      The following table presents selected operating expenses of Critical Path during 1999, 2000 and 2001.

	Historical Amounts			Percentage of Total Net Revenues

	1999	2000	2001	1999	2000	2001
Period Ended December 31,

	(in thousands)
Operating expenses
Sales and marketing	$13,811	$66,125	$53,356	85%	49%	51%
Research and development	7,682	31,022	30,744	48	23	30
General and administrative	14,051	30,444	42,260	87	22	41

Total operating expenses	$35,544	$127,591	$126,360	220%	94%	121%

  Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. These costs decreased in 2001 from 2000 primarily due to the termination and resignation of several employees in our sales organization during the first quarter of 2001, the termination of certain strategic marketing relationships related to non-core services and other cost cutting measures in connection with our restructuring plan, primarily a reduction in headcount. The significant increase in 2000 from 1999 related to marketing and promotional expenses, incentive compensation payments to sales personnel, and increases in compensation associated with additional headcount added through our ten acquisitions completed during 1999 and 2000. Sales and marketing staff decreased to 131 employees at December 31, 2001 from 305 employees at December 31, 2000, but increased from 168 employees at December 31, 1999. Headcount decreased in 2001 as a result of our strategic restructuring initiative and increased in 2000 primarily as a result of our numerous acquisitions.

      Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. These costs decreased in 2001 from 2000 as a result of our restructuring initiative, including the termination of several employees as well as certain contracts with outside consultants, and the implementation of other cost cutting measures. The significant increase in 2000 from 1999 resulted primarily from increased compensation and other personnel costs from the additional headcount added through our ten acquisitions completed during 1999 and 2000. Additionally, during 1999 and 2000 we increased headcount to continue to develop and enhance our portfolio of messaging, directory and security solutions. Research and development staff decreased to 148 employees at December 31, 2001, from 252 employees at December 31, 2000, but increased from 94 employees at December 31, 1999. Headcount decreased in 2001 as a result of our strategic restructuring initiative and increased in 2000 primarily as a result of our numerous acquisitions.

      General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expenses increased in 2001 from 2000 primarily as a result of increased compensation and other personnel costs from the additional headcount added through the acquisitions completed during 2000. Additionally, we incurred higher fees for outside professional services in 2001, in particular significantly higher legal and accounting fees related to the SEC investigation and shareholder litigation which included legal fees reimbursed with respect to indemnification obligations to former officers and directors. These increases in general and administrative expenses were partially offset by the termination of several employees in connection with our restructuring initiative and the implementation of other cost cutting measures. The significant increase in 2000 from 1999 resulted primarily from increased compensation and other personnel costs associated with additional headcount added through our ten acquisitions completed during 1999 and 2000, and higher fees for outside professional services. General and administrative staff decreased to 91 employees at December 31, 2001, from 144 employees at December 31, 2000, but increased from 52 employees at December 31, 1999. Headcount decreased in 2001 as a result of our strategic restructuring initiative and increased in 2000 primarily as a result of our numerous acquisitions.

      Management expects operating expenses to moderately increase during 2002, primarily related to higher personnel costs associated with adding to the Company’s sales and marketing organization.

     Intangible Assets

      Amortization of Intangible Assets. In connection with our 1999 and 2000 acquisitions, which were all accounted for using the purchase method of accounting, we recorded goodwill and other intangible assets, primarily including assembled workforce, customer base, and existing technology. Based on the types of identifiable intangibles acquired, during 2000 and 2001 amortization expense of $18.1 million and $21.3 million was allocated to the cost of net revenues and amortization expense of $355.9 million and $13.2 million was allocated to operating expenses, respectively. All amortization expense was allocated to operating expenses in 1999. Additionally, during 2000 and 2001, we recorded charges of $1.3 billion and $26.6 million, respectively, related to the impairment of certain long-lived assets, including intangible assets. This was the primary cause of the significant reduction in amortization expense in 2001 from 2000.

      Acquired In-Process Research And Development. In connection with the acquisitions of ISOCOR and PeerLogic during 2000, we recognized $3.7 million representing the value attributable to acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. These values were determined by estimating the future net cash flows of the acquired in-process research and development over their respective estimated useful lives and discounting the net cash flows back to their present value. At December 31, 2001, actual results were consistent, in all material respects, with our assumptions at the time of the acquisitions. All acquired in-process research and development was expensed at the date of acquisition. No amounts were recognized resulting from acquired in-process research and development during 1999 or 2001.

     Acquisition-Related Retention Bonuses

      In connection with the acquisitions of dotOne, Amplitude, Xeti, FaxNet, ISOCOR, and docSpace, we established various retention bonus programs that in the aggregate amounted to approximately $20.7 million in incentives for certain former employees of these companies to encourage their continued employment with

Critical Path. Based on the employees participating in these programs, during 1999 and 2000 expenses of $520,000 and $1.0 million were allocated to cost of net revenues and expenses of $3.6 million and $8.3 million were allocated to operating expenses, respectively. During 2001, expenses of $1.4 million were allocated to operating expenses related to these retention bonus programs. The significant decrease in acquisition-related retention bonus expense from 2000 to 2001 resulted from the completion, during 2000, of all but one of these bonus programs. The remaining program is expected to conclude in April 2002.

  Stock-Based Expenses

      Stock-based expenses totaled $51.0 million, $52.2 million, $57.7 million in 1999, 2000 and 2001, respectively. These amounts were comprised of stock-based charges related to stock options granted and warrants issued. Stock-based expenses related to stock options granted to employees, directors and consultants amounted to $19.9 million, $25.1 million and $37.5 million during 1999, 2000, and 2001, respectively. Stock-based expenses related to warrants issued to strategic partners and consultants amounted to $31.1 million, $27.1 million and $20.2 million during 1999, 2000, and 2001, respectively. The consecutive increases in stock-based expense from 1999 through 2001 was primarily caused by the increase in stock option grants with exercise prices below fair market value in each of these successive fiscal years and issuance of warrants. We expect that future changes in the trading price of our common stock at the end of each quarter, and if certain milestones are ever achieved, will cause additional substantial changes in the ultimate amount of the related stock-based charges.

      Stock Options. We granted certain stock options with exercise prices below market value on the date of grant and issued certain common stock to employees, directors and advisors during 1999 and 1998. As a result, we recorded unearned compensation totaling $22.3 million in 1999 and $19.9 million in 1998. These amounts are being amortized over the vesting periods of the related options. In March 2001, in connection with an employee retention program, we granted options with exercise prices below market value on the date of grant to certain employees. As a result of this program, we recorded unearned compensation totaling approximately $21.4 million. During 2001 certain of these unearned compensation balances were significantly reduced as a result of employee terminations throughout the year, affecting a reduction in future stock-based expenses of $8.2 million.

      Additionally, during 2001, we incurred stock-based charges of approximately $1.7 million in connection with certain severance agreements for terminated employees and consulting arrangements. These charges were included in operating expenses based on the functions of the related employees and consultants. During 2000, we incurred stock-based charges of approximately $5.7 million in connection with certain severance agreements for terminated employees. Approximately $3.4 million of this charge was included in employee severance expense in connection with our plan to reduce worldwide headcount and the remaining $2.3 million was included in stock-based expenses. During 1999, we incurred a stock-based charge of approximately $2.0 million in connection with a severance agreement for a terminated employee. This charge was included in cost of net revenues based on the employee’s function.

      Warrants. During 1999 and 2000, we issued warrants to purchase shares of our preferred and common stock pursuant to certain strategic agreements. See also Note 8 of Notes to Consolidated Financial Statements — Intangible Assets and Note 16 — Impairment of Long-Lived Assets. We believe that these warrants could have a significant current and potential future impact on our results of operations.

      In January 1999, we entered into an agreement with ICQ, Inc., a subsidiary of AOL Time Warner, pursuant to which we agreed to provide email hosting services that are integrated with ICQ’s instant messaging service provided to ICQ’s customers. As part of the agreement, ICQ agreed to provide sub-branded advertising for Critical Path in exchange for a warrant to purchase 2,442,766 shares of Series B Preferred Stock, issuable upon attainment of each of five milestones. As of April 9, 2000, all five milestones had been attained and the final revised aggregate fair value of all vested warrants was $93.8 million, which is being amortized to advertising expense using the straight-line method over four years. During the fourth quarter of 2000, we recorded an impairment charge of $16.8 million bringing the adjusted fair value to approximately $30.1 million, which will be amortized over the remaining benefit period.

      In October 1999, we entered into an agreement with Qwest Communications Corporation, a telecommunications company, pursuant to which we agreed to provide email hosting services to Qwest’s customers. As part of the agreement, Qwest agreed to provide sub-branded advertising for us in exchange for warrants to purchase up to a maximum of 3,534,540 shares of common stock upon attainment of each of six milestones. In October 1999, the first of the six milestones had been attained and the final revised aggregate fair value of the vested warrants associated with the first milestone approximated $22.2 million, which is being amortized to advertising expense using the straight-line method over three years. None of the remaining milestones are considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones has not been recognized. During the fourth quarter of 2000, we recorded an impairment charge of $4.8 million bringing the adjusted fair value to approximately $8.6 million, which will be amortized over the remaining benefit period.

      In December 1999, we entered into an agreement with Worldsport Network Ltd., the sole and exclusive provider of Internet solutions for the General Association of International Sports Federations or GAISF and a majority of the international federations it recognizes. Under the terms of the agreement, Worldsport offered Critical Path’s web-based email and calendaring services to the GAISF network and its members. As part of the agreement, Worldsport agreed to provide sub-branded advertising for Critical Path in exchange for warrants to purchase up to a 1.25% equity interest in Critical Path on a fully diluted basis upon attainment of each of five milestones based on the number of email boxes for which Worldsport registers and provides sub-branding. The warrants are exercisable for five years after becoming vested. Any warrants not vested within five years of the date of the agreement will be cancelled. Worldsport ceased operations and filed for bankruptcy during 2000 and none of the milestones are considered probable. Accordingly, no deferred compensation associated with these warrants has been recognized.

      In December 1999, we entered into an agreement with one of our lessors, in connection with an office lease, pursuant to which the lessor was issued warrants to purchase up to a maximum of 25,000 shares of our common stock. The warrants may be exercised beginning January 1, 2000 through December 20, 2006 at a price of $90.00 per share. The warrants vest at the beginning of each month on a straight-line basis in the amount of 521 shares per month. The fair value of approximately $2.0 million is being amortized to general and administrative expenses using the straight-line method over 10 years.

      In January 2000, The docSpace Company entered into an agreement with a major telecommunications company (“Telco”) pursuant to which docSpace would provide secure messaging services to the Telco’s customers. As part of the agreement, Telco agreed to provide marketing, publicity, and promotional services to docSpace. As a result of the completion of our acquisition of docSpace, Critical Path assumed warrants that allowed Telco to purchase up to a maximum of 349,123 shares of Critical Path common stock upon attainment of each of three milestones. Subsequent to the acquisition, we entered into discussions with Telco to modify our relationship. Accordingly, we believe the vesting provisions of the proposed agreement will be modified to reflect the requirements of the new relationship. As of December 31, 2001, none of the vesting milestones of the original agreement had been attained and none of the milestones are considered probable. Accordingly, no deferred compensation associated with the warrants has been recognized.

     Strategic Restructuring and Employee Severance

      In July 2000, we announced a plan to reduce our worldwide employee headcount by approximately 113 employees or 11%. This employee reduction plan was executed with the intent to realize various synergies gained through the nine acquisitions we completed in 1999 and the first half of 2000. During 2000, we recognized a charge for severance-related costs totaling $6.7 million, composed of $3.3 million in cash charges and $3.4 million in stock-based compensation expense, which resulted from the acceleration of certain employee stock options in connection with the headcount reduction plan. During 2000, the Company paid all amounts related to employee severance.

      In April 2001, we announced a three part strategic restructuring plan that involved reorganizing Critical Path’s product and service offerings around a group of core communication solutions. The three elements of the plan included: (i) focusing on core communication solutions; (ii) workforce reduction; and (iii) facilities and operations consolidation. Additionally, we have implemented an aggressive expense management plan designed to further reduce operating costs while maintaining strong customer service for our core solutions. We completed the restructuring plan in 2001, including the divestiture of all of our non-core products and services, a 44% reduction in headcount, a 65% reduction in facilities and the implementation of other cost cutting measures, resulting in a significant reduction in overall operating expenses. As a result of these strategic initiatives, we anticipate that we will realize significant future annual cost savings. The non-core products and services comprised approximately 26% and 21% of total revenues in the years ended December 31, 2000 and 2001. These products and services will be an insignificant part of Critical Path’s revenue stream going forward.

      Refocusing on Core Communications Solutions. We consider our core communication solutions to be our messaging, collaboration and identity management solutions, including mail, calendar, address book, file storage, secure delivery, directory and meta-directory, and access services supporting wireline and wireless users. Restructuring charges associated with this refocusing of our products and services consisted primarily of contract termination fees, gains and losses related to asset sales and dispositions, and lease termination fees. During 2001, Critical Path sold or discontinued all of its non-core products and services. As a result of these transactions, a net gain of $1.0 million was recorded for the year ended December 31, 2001.

      Reduction of Workforce, Facility and Other Expenses. Critical Path reduced its headcount from 1,011 at March 31, 2001 to 562 employees at December 31, 2001, and consolidated its facilities from 77 at December 31, 2000 to 27 at December 31, 2001. Charges related to the headcount reduction consisted primarily of the payment of severance and fringe benefits, and aggregated approximately $10.3 million during 2001. Included in this charge was approximately $1.5 million related to the forgiveness of a note receivable to one of the Company’s former executives. Facilities and other expenses consisted primarily of costs associated with lease terminations, future lease payments and related fees, and aggregated approximately $9.0 million during 2001.

     Summary of Year-To-Date Restructuring Costs

			Cash
	Total	Noncash	Payments/	Liabilities at
	Charge	Charges	(Receipts)	December 31, 2001

	(in millions)
Workforce reduction	$10.3	$1.3	$8.9	$0.1
Facility and operations consolidation and other charges	9.0	5.5	1.6	1.9
Non-core product and service sales and divestitures	(1.0)	1.1	(2.3)	0.2

Total	$18.3	$7.9	$8.2	$2.2

     Net Revenues Related to Our Core Communication Solutions

	Fiscal Year Ended December 31,

	1999	2000	2001

	(in millions)
Core Net Revenues
Software licensing	$—	$47.1	$28.1
Hosted messaging	15.1	31.6	30.2
Professional services	—	11.6	10.7
Maintenance & support	—	9.9	13.0

Total core revenues	$15.1	$100.2	$82.0
Non-Core Net Revenues	$1.1	$35.5	$22.2

Total Net Revenues	$16.2	$135.7	$104.2

     Impairment of Long-Lived Assets

      We recorded a $1.3 billion impairment charge to reduce goodwill, other intangible assets and deferred costs associated with our ICQ and Qwest relationships to their estimated fair values in the fourth quarter of 2000. In connection with the impairment analysis, the estimates of fair values were based upon the discounted estimated cash flows of Critical Path for the succeeding three years using a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was primarily based upon the weighted average cost of capital for comparable companies. During 2001 and in connection with our strategic restructuring effort an additional assessment was performed on certain of our remaining long-lived assets. The restructuring plan identified and formulated a plan to exit certain products and services that were determined to be non-core to the Company’s business strategy. The Company reviewed the intangible assets related to these non-core products and services and, as a result of its assessment, recorded a $14.2 million impairment charge in the second quarter of 2001 to eliminate these assets. During the fourth quarter of 2001, the Company recorded a further impairment charge of $12.4 million related to long-lived assets within its core business.

  Interest and Other Income (Expense)

      Interest and other income consists primarily of interest earnings on cash and cash equivalents as well as net gains (losses) on foreign exchange transactions. We completed private placements of equity securities in April 1998, September 1998, and January 1999, and we completed public offerings of common stock in April 1999 and June 1999. In addition, on March 30, 2000, we issued $300.0 million of five-year, 5 3/4% Convertible Subordinated Notes due April 1, 2005. As a result, interest income increased significantly during the latter half of 1999 and into 2000, in comparison with early 1999, due to higher cash balances available for investing. During 2001 we used $53.1 million to retire a substantial portion of our convertible subordinated notes and as well as a significant amount of cash to fund our operating activities. As a result of this reduction in cash, interest income significantly decreased in 2001 from 2000. During 2000, we recognized a net loss from foreign currency transactions associated with our international operations in the amount of $280,000 and a net gain of $947,000 in 2001. Foreign currency transaction gains or losses were insignificant during 1999.

     Interest Expense

      Interest expense consists primarily of interest and the amortization of issuance costs related to our 5 3/4% Convertible Subordinated Notes we issued in March 2000, and interest on certain capital leases. We incurred approximately $13.0 million and $12.1 million in interest expense on the Convertible Subordinated Notes, and approximately $1.6 million and $1.5 million related to amortization of debt issuance costs in 2000 and 2001, respectively. Interest on capital leases and other long-term obligations amounted to approximately $1.3 million during 2001, $1.3 million during 2000 and $688,000 during 1999.

     Depreciation Expense

      Depreciation expense primarily relates to the expensing, over the estimated useful lives, of capital equipment used in network infrastructure and for our hosted messaging services, leasehold improvements and equipment used in our general operations. Depreciation expense totaled $8.1 million, $34.4 million and $43.0 million during 1999, 2000 and 2001, respectively. Included in these amounts was depreciation expense related to cost of net hosted messaging revenues, which totaled $5.2 million, $23.9 million and $26.3 million during 1999, 2000 and 2001, respectively. The remaining depreciation expense related to capital expenditures incurred for general operations of our business and has been allocated to cost of net revenue and operating expense, as appropriate.

     Loss on Investments

      During 2000 and 2001, we determined that certain of our investments were permanently impaired and recorded write downs of $23.6 million and $702,000, respectively. During 2001, these adjustments reduced the carrying value by $2.6 million in investments in marketable securities and $21.0 million in investments in non-

marketable securities. During 2001, investments in non-marketable securities were written-down by $702,000. See also Note 6 to the Notes to Consolidated Financial Statements — Investments.

     Equity in Net Loss of Critical Path Pacific

      In June 2000, we established a joint venture, Critical Path Pacific, Inc. with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. We invested $7.5 million and hold a 40% ownership interest in the joint venture. This investment is being accounted for using the equity method. During 2000 and 2001, we recorded equity in net loss of joint venture of approximately $1.0 million and $1.9 million, respectively. Management does not expect to provide any additional cash funding for into this joint venture and, as of December 31, 2001, Critical Path Pacific’s liabilities were insignificant.

  Minority Interest in Net Income of Consolidated Subsidiary

      As of December 31, 2000, we owned a 72.87% interest in CP Italia, a consolidated subsidiary, which was acquired in connection with the acquisition of ISOCOR. The minority interest in net income of CP Italia amounted to $649,000 in 2000 and was insignificant in 2001. In March 2001, in connection with our agreement to purchase the remaining minority interest, we acquired the outstanding 27.13% interest in CP Italia for approximately $4.2 million.

  Provision for Income Taxes

      No current provision or benefit for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization. We recognized a provision for foreign income taxes during 2000 and 2001 as certain of our European operations generated income taxable in certain European jurisdictions.

  Convertible Subordinated Notes

      We issued $300.0 million of five-year, 5 3/4% Convertible Subordinated Notes due April 2005, to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933 in March 2000. We incurred approximately $10.8 million in debt issuance costs, consisting primarily of underwriting discount and legal and other professional fees. These costs have been capitalized and will be recognized as a component of interest expense on a straight-line basis, which approximates the effective interest method, over the five-year term of the Notes. Interest is payable on April 1 and October 1 of each year. As of December 31, 2000 and 2001, there was approximately $4.3 million and $600,000 in interest payable, respectively. These Notes are subordinated in right of payment to all senior debt of Critical Path and effectively subordinated to all existing and future debt and other liabilities of Critical Path’s subsidiaries.

      During 2001, we retired $261.4 million of face value of these notes, which resulted in an extraordinary gain on retirement of $179.3 million, inclusive of $6.8 million in write downs of related debt issuance costs. We used cash of $48.7 million as well as a portion was retired through the issuance of the preferred stock in the financing transaction completed in December 2001. See also Note 14 to the Notes to Consolidated Financial Statements — Financing Transaction. As of December 31, 2000 and 2001, the total balance outstanding was $300.0 million and $38.4 million, respectively. These Notes are carried at cost and had an approximate fair value at December 31, 2001 of $21.5 million.

  Accretion on redeemable convertible preferred shares

      In connection with the financing transaction Critical Path completed during December 2001, we received gross cash proceeds of approximately $30 million and retired approximately $65 million in face value of our outstanding convertible subordinated notes in exchange for shares of our Series D Convertible Preferred Stock. See also Note 14 of Notes to the Financial Statements — Financing Transaction. The fair value ascribed to the shares of Series D Preferred Stock was based on actual cash paid by independent investors and the approximate fair value of the Notes retired in connection with the offering. The principal terms of the Series D Preferred Stock include an automatic redemption on November 8, 2006, cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis and payable in cash or additional shares of Series D Preferred Stock, conversion into shares of common stock calculated based on the Accreted Value, as defined, divided by $1.05, and preference in the return of equity in any liquidation or change of control. At issuance, the total amount of these costs was recorded as a reduction of the carrying amount of the Series D Preferred Stock and will accrete over the term of the Series D Preferred Stock. Additionally, at issuance, the Series D Preferred Stock was deemed to have an embedded beneficial conversion feature which was limited to the net proceeds allocable to preferred stock of approximately $42 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series D Preferred Stock and will accrete over the term of the Series D Preferred Stock.

Related Party Transactions

      Vectis Group, LLC. In March 2001, the Company entered into certain agreements with Vectis Group, LLC (“Vectis Group”) to engage Vectis Group to act as an advisor to the Company with respect to various strategic alternatives the Company was exploring and to assist with other management related services. As part of the agreement, Vectis Group agreed to provide consulting services to the Company in exchange for a monthly retainer fee, potential transaction-based fees associated with certain strategic asset sales and investments in Critical Path and immediately exercisable warrants to purchase 500,000 shares of the Company’s Common Stock with an exercise price of $2.00 per share, issuable upon execution of the agreement. Using the Black-Scholes option-pricing model and assuming a term of three years, the life of the warrants, and expected volatility of 215%, the fair value of the warrant on the effective date of the agreement approximated $732,000, which was recognized upon the execution of the agreement in March 2001, as the relationship is terminable at any time. During the term of the agreements, we paid Vectis Group an aggregate of approximately $1.1 million in retainer fees and expenses and approximately $3.1 million in transactional fees, including approximately $2.75 million in connection with our recent preferred stock financing transaction. Vectis Group was also one of three investors (and their affiliates) that participated in this transaction led by General Atlantic Partners. See also Note 14 to the Notes to Consolidated Financial Statements — Financing Transaction. William McGlashan, Jr., a principal in Vectis Group, and a member of the Board of Directors of the Company, was appointed interim President and Chief Operating Officer in April, 2001 and was later appointed Vice Chairman and Chief Executive Officer. Effective September 30, 2001, the Company terminated its agreements with Vectis Group for consulting and other transactional services. In connection with the termination of the agreements, certain other employees of Vectis Group have become employees of Critical Path. Although the agreements terminated, certain obligations under the agreements survived, including payment of the transaction fee in connection with the Company’s recent financing transaction and related indemnification obligations. The total potential remaining fees aggregate between zero and $135,000.

      Loans to Officers and Employees. During 1998, Critical Path issued notes receivable to shareholder and former Chief Executive Officer, Douglas Hickey, equal to $1.06 million in full recourse and $500,000 in non-recourse notes. Hickey’s notes accrue interest at the rate of 4.51% per annum. In February 2001, Mr. Hickey terminated his employment with the Company. In connection with the termination, the repayment of the $1.06 million note and accrued interest was extended to May 9, 2002 and the repayment of the $500,000 note and accrued interest was extended to March 9, 2002. As of December 31, 2000 and 2001, accrued interest totaled $160,000 and $231,000, respectively. Mr. Hickey repaid both notes in full with interest in March 2002.

      During 2000, Critical Path issued a full recourse note to its then Chief Financial Officer, Lawrence Reinhold, equal to $1.7 million. Reinhold’s full recourse note accrued interest at the rate of 6.0% per annum and both principal and interest were scheduled to be forgiven over a specified period. During Reinhold’s employment with Critical Path approximately $270,000 of principal and interest was forgiven, consistent with the terms of the note. The repayment of the outstanding loan was subject to certain change of control and employment termination criteria. In August 2001, Mr. Reinhold’s employment with Critical Path terminated. In connection with his termination all outstanding principal and interest, totalling of $1.5 million, was forgiven.

      During 2001 and in connection with each of their respective employment agreements, the Company made loans and held notes receivable from David C. Hayden, Executive Chairman, and Pierre Van Beneden, President, totaling $1.5 million and $350,000, respectively. Hayden’s full recourse note accrues interest at the rate of 6.75% per annum and shall be repaid by the achievement of performance-based milestones described in Mr. Hayden’s employment agreement and performance loan agreement. As of December 31, 2001, accrued interest totaled $40,000 pursuant to the note to Mr. Hayden. Mr. Van Beneden’s loan shall be interest free for the first year and shall be forgiven in monthly installments over the first year of Van Beneden’s employment, resulting in a compensation charge to operating expense ratably over the first twelve months of his employment. In the event of Mr. Van Beneden’s departure prior to one year from employment, the note shall be repayable and interest due in accordance with the terms of his employment agreement. Mr. Van Beneden’s employment agreement and loan were not effective until October 8, 2001.

      In December 2001, the Board approved a full recourse loan to William E. McGlashan, Jr. of up to $4.0 million in connection with the purchase of a principal residence in the San Francisco Bay Area. The loan is to be collateralized by the residence, and to the extent necessary should an appraisal of the property equal less than 120% of the loan’s value, be secured by Mr. McGlashan’s personal shareholdings pledged to the Company, such that the amount outstanding shall be at all times fully collateralized or secured by at least 120% of the principal outstanding. Interest on the loan is accrued at the Applicable Prime Rate, deferred until principal is due, over a 10 year term. The loan shall be forgiven upon a defined Change of Control event. In the event Mr. McGlashan terminates employment either by voluntary resignation or for Cause, the loan shall be due and payable, with interest, no later than 12 months following such termination. In the event Mr. McGlashan is terminated for any reason other than Cause, the loan shall remain outstanding for the remainder of its terms. The Company has not yet funded the loan and as such no accrued interest was outstanding as of December 31, 2001.

Acquisitions

      The following is a summary of the ten acquisitions Critical Path completed during 1999 and 2000. There were no acquisitions completed during 2001. All acquisitions were accounted for using the purchase method of accounting. Results of operations of the acquired businesses are included in the Company’s financial results from the date of the acquisition. Net assets of the companies acquired are recorded at their fair value at the acquisition date and the excess of the purchase price over the fair value of separately identified net assets acquired is included in intangible assets in the accompanying consolidated balance sheet. The fair value of separately identified intangible assets was determined based upon independent valuations using various valuation methodologies. See also Note 2 to the Notes to Consolidated Financial Statements — Acquisitions.

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

      2000 Acquisitions On January 19, 2000, we acquired ISOCOR Corporation, a supplier of Internet messaging, directory and meta-directory software solutions for a total purchase price of approximately $277.4 million. On March 8, 2000, we acquired The docSpace Company, a provider of web-based services for secure file delivery, storage and collaboration for a total purchase price of approximately $258.0 million. On March 30, 2000, we acquired RemarQ Communities, Inc., a provider of Internet collaboration services for corporations, web portals and Internet service providers for a total purchase price of approximately $267.6 million. On June 26, 2000, we acquired Netmosphere, Inc., a provider of e-Business solutions for project collaboration and communications for a total purchase price of approximately $41.3 million. On

September 26, 2000, we acquired PeerLogic, Inc., a provider of directory and enterprise application integration software for a total purchase price of approximately $445.1 million.

Liquidity and Capital Resources

      Working capital declined to $58.0 million at December 31, 2001 from $186.8 million at December 31, 2000 due primarily to the use of cash to fund the Company’s net loss for 2001, adjusted for non-cash charges, and cash utilized to retire a significant portion of the Company’s convertible debt obligations.

      Cash, cash equivalents and short-term investments were $69.2 million at December 31, 2001 and $216.5 million at December 31, 2000. The Company primarily invests its excess cash in money market funds and other highly liquid securities with maturities of less than 90 days with the intent to make such funds readily available for operating purposes. During 2001, we also began investing a portion of our cash in high-grade, low risk investments with an average maturity of three- to twelve-months. As of December 31, 2001, these short-term investments totaled approximately $9.7 million.

      Cash and cash equivalents decreased by $156.5 million during 2001 after having increased by $140.6 million in the prior year. The Company used cash to fund operating activities of $91.2 million during 2001 and $80.5 million in 2000, primarily due to our net loss, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, significantly exceeded the related sales of our software products and services. A more detailed discussion of our 2000 and 2001 operating results can be found in the Results of Operations section of this document. Also contributing to the use of cash in operating activities in 2001 were net cash outlays totaling $8.2 million related to employee and facilities reduction costs and the divestiture of non-core products and services, associated with the Company’s 2001 strategic restructuring activities. In 2000, the payment of $11.6 million in acquisition-related retention bonuses contributed to the net use of cash in operating activities.

      During 2001, we used cash in investing activities of $34.9 million to purchase property and equipment, primarily for the acquisition of additional network infrastructure equipment for our data centers, for certain strategic investments and short-term investments in high-grade, low risk instruments. In 2001, we acquired the outstanding 27.13% interest in our Italian subsidiary, CP Italia, for approximately $4.2 million, and paid an investment banking fee associated with our ISOCOR acquisition.

      During 2000, we used cash in investing activities totaling $90.4 million primarily to purchase property, equipment and other capital assets and to fund certain strategic acquisitions and investments. The significant outlay in capital expenditures during 2000 was primarily related to installation of additional network infrastructure equipment in our data centers, licenses of new software platforms, and purchases of furniture and equipment for new employees. During 2000, we completed our acquisitions of ISOCOR, docSpace, RemarQ, Netmosphere, and PeerLogic, and as a result, expended a significant amount of capital. In addition, we made several strategic investments in private entities and an initial capital contribution to fund our interest in Critical Path Pacific, Inc. These uses of cash were offset by the repayment of a previous advance made to a private company pursuant to a promissory note and certain of the employee notes.

      During 2001, the Company used cash in financing activities of $30.3 million as funds were used to retire a significant portion of the Company’s convertible debt and to payoff capital lease obligations. These cash outlays were partially offset by proceeds raised in a financing transaction closed in the fourth quarter of 2001 (detailed below) and from the exercise of stock options.

      During 2001, the Company retired $261.4 million of face value of convertible debt, which resulted in an extraordinary gain on retirement of $179.3 million, inclusive of $6.8 million in write downs of related debt issuance costs. The Company used cash of $53.1 million, as well as a significant portion of the proceeds raised from the issuance of preferred stock, in order to retire this debt. See also Note 14 to the Notes to the Consolidated Financial Statements — Financing Transaction. As of December 31, 2000 and 2001 the total balance outstanding was $300.0 million and $38.4 million, respectively.

      During the fourth quarter of 2001, we closed a financing transaction with a group of investors led by General Atlantic Partners, LLC and its affiliates. The financing transaction consisted of approximately

$30 million in gross cash proceeds and the retirement of $65 million in face value of our 5 3/4% Convertible Subordinated Notes in the form of shares of mandatorily redeemable convertible preferred stock, and the issuance to General Atlantic and its affiliates of warrants to purchase 2.5 million shares of common stock. The related proceeds will be used for working capital and general corporate purposes. The cash proceeds to the Company, net of transaction costs, totaled $26.8 million. The related proceeds will be used for working capital and general corporate purposes.

      We received net cash proceeds from financing activities during 2000 of $311.5 million due to the sale of $300.0 million in 5 3/4% Convertible Subordinated Notes, as well as from the exercise of employee stock options and the purchase of stock under our employee stock purchase plan. These cash proceeds were partially offset by a payment to retire a note payable assumed in the PeerLogic acquisition and payments to retire principal on capital lease obligations.

      Our primary sources of capital have come from both debt and equity financings, that have been completed by Critical Path over the past three years. Revenues generated from the sale of our products and services may not increase to a level that exceeds our operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. We also expect to experience increased operating expenses, including moderate increases in strategic areas, such as sales and marketing, and we anticipate that operating expenses and capital expenditures will constitute a material use of our cash. Accordingly, our cash flow from operations may continue to be negatively impacted. We believe that our cash, cash equivalents and anticipated cash from operations will be sufficient to maintain current and planned operations for at least the next twelve months.

      Additionally, we have no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies. We continually evaluate potential acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize our cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. Currently, we are considering several alternatives to expand our presence in the Asian markets and potentially other international markets. These alternatives could increase liquidity through the infusion of investment capital by third-party investors or decrease our liquidity as a result of Critical Path seeking to fund expansion into these markets. Such expansions might also cause an increase in capital expenditures and operating expenses.

      The Contractual Obligations and Commitments Table below sets forth our significant obligations and commitments as of December 31, 2001.

	Fiscal Year

						2006
	Total	2002	2003	2004	2005	and beyond

	(in thousands)
Contractual Cash Obligations:
Convertible subordinated notes, including interest(1)	$45,898	$2,206	$2,206	$2,206	$39,280	$—
Operating lease obligations	42,192	5,819	5,290	5,028	4,514	21,541
Capital lease obligations	2,081	1,232	536	313	—	—
Other purchase obligations(2)	4,905	4,635	270	—	—	—

Total Contractual Cash Obligations	$95,076	$13,892	$8,302	$7,547	$43,794	$21,541

(1)	Represent the Critical Path 5 3/4% Convertible Subordinated Notes due April 2005.

(2)	Represent certain contractual obligations related to licensed software, maintenance contracts and network infrastructure storage costs.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Due to our limited operating history, evolving business strategy and the nature of the messaging and directory infrastructure market, our future revenues are unpredictable, and our quarterly operating results may fluctuate.

      We cannot accurately forecast our revenues as a result of our limited operating history, evolving business strategy and the emerging nature of the Internet messaging infrastructure market. Forecasting is further complicated by rapid changes in our business due to integration of acquisitions we completed in 1999 and 2000, our recent strategic and operational restructuring, as well as significant fluctuations in license revenues as a percentage of total revenues from an insignificant percentage in 1999, to 38% in 2000 and to 30% in 2001. Our revenues have in some quarters and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

•	the demand for outsourced messaging services generally and the use of messaging and directory infrastructure products and services in particular;

•	the demand for licensed solutions for messaging, directory, and other products;

•	our ability to attract and retain customers and maintain customer satisfaction;

•	our ability to attract and retain qualified personnel with industry expertise, particularly sales personnel;

•	the ability to upgrade, develop and maintain our systems and infrastructure and to effectively respond to the rapid technology change of the messaging and directory infrastructure market;

•	the budgeting cycles of our customers and potential customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of business and infrastructure;

•	our ability to quickly handle and alleviate technical difficulties or system outages;

•	the announcement or introduction of new or enhanced services by competitors; and

•	general economic and market conditions and their affect on our operations and that of our customers.

      In addition to the factors set forth above, operating results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, we have incurred and expect to continue to incur substantial non-cash charges associated with the grant of stock options to employees and non-employees and the grant of warrants to customers, investors and other parties with which we have business relationships. These grants of options and warrants also may be dilutive to existing shareholders.

      Although we have largely exited non-core product lines, our operating results have been and could continue to be impacted by decisions to eliminate product or service offerings through termination, sale or other disposition or to sustain certain products and services at a minimum level where customer commitments prevent us from eliminating the offering altogether. Decisions to eliminate or limit any other offerings of a product or service would involve other factors affecting operational results including the expenditure of capital, the realization of losses, further reductions in our workforce, facility consolidation or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

      As a result of the foregoing, we do not believe that period-to-period comparisons of operating results are a good indication of future performance. It is likely that operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to prove volatile and/or decline.

We depend on strategic relationships as well as other sales channels and the loss of any key strategic relationships could harm our business and negatively affect our revenues.

      We depend on strategic relationships to expand distribution channels and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon aggressively marketing our services through new and existing strategic relationships. We depend on a broad acceptance of our software and outsourced messaging services on the part of potential resellers and partners and our acceptance as a supplier of outsourced messaging solutions. We also depend on joint marketing and product development through strategic relationships to achieve further market acceptance and brand recognition. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon 30 - 120 days’ notice. Most of the agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. In addition to strategic relationships, we also depend on the ability of our customers to aggressively sell and market our services to their end-users. If we lose any strategic relationships, fail to renew these agreements or relationships, fail to fully exploit our relationships, or fail to develop new strategic relationships, our business and financial results will suffer. The loss of any key strategic relationships would have an adverse impact on our current and future revenues.

We have experienced turnover of senior management and our current management team has been together for a limited time, which could harm our business and operations.

      In the first quarter of 2001, in response to the restatement of our financial results, we announced a series of changes in our management that included the departure of many senior executives. In the second quarter of 2001, we announced a series of additional changes in our management and board of directors that also included the departures of senior executives and board members. A majority of the current senior executives of the Company joined us in the second and third quarters of 2001. Because of these recent changes and their recent recruitment, our management team has not worked together for a significant length of time and may not be able to work together effectively to successfully implement our strategy. If our management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have long-term employment agreements with any of our executive officers. It is possible this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our current senior executive officers could harm our business and affect our ability to successfully implement our business objectives.

We have a history of losses, expect continuing losses and may never achieve profitability.

      As of December 31, 2001, we had an accumulated deficit, including other comprehensive income, of approximately $2.1 billion. We have not achieved profitability in any period and expect to continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. We do expect that our operating expenses will continue to decrease as a result of our strategic and operational restructuring and other cost-cutting efforts. However, we will continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a negative effect on our operating results and our financial condition.

      In past quarters, we have spent heavily on technology and infrastructure development. We may continue to spend substantial financial and other resources to develop and introduce new end-to-end messaging and directory infrastructure solutions, and to improve our sales and marketing organizations, strategic relationships and operating infrastructure. In addition, in future periods we will continue to incur significant non-cash charges related to the ten acquisitions we completed in 1999 and 2000 and related stock-based compensation. We expect that our cost of revenues, sales and marketing expenses, general and administrative expenses, operations and customer support expenses and depreciation and amortization expenses could continue to increase in absolute dollars and may increase as a percent of revenues. If revenues do not correspondingly increase, our operating results and financial condition could be harmed. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We may never obtain sufficient revenues to achieve profitability. If we do achieve profitability, we may not sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or to decline.

If we fail to improve our sales and marketing results, we may be unable to grow our business affecting our operating results.

      Our ability to increase revenues will depend on our ability to successfully recruit, train and retain experienced and effective sales and marketing personnel. Competition for qualified personnel is intense and we may not be able to hire and retain personnel with relevant experience. The complexity and implementation of our messaging and directory infrastructure products and services require highly trained sales and marketing personnel to educate prospective customers regarding the use and benefits of our services. Current and prospective customers, in turn, must be able to educate their end-users. Any delays or difficulties encountered in our staffing efforts would impair our ability to attract new customers and enhance our relationships with existing customers, and ultimately, grow revenues. This would also adversely impact the timing and extent of our revenues. Because we have experienced turnover in our sales force and the majority of our current sales and marketing personnel have recently joined us and have limited experience working together, our sales and marketing organizations may not be able to compete successfully against the sales and marketing organizations of our competitors. If we do not successfully operate and grow our sales and marketing activities, our business could suffer and the price of our common stock could decline.

A limited number of customers account for a high percentage of our revenues and if we lose a major customer or are unable to attract new customers, revenues could decline.

      We expect that sales of our services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of a major customer could harm our business. Our agreements with our customers typically have terms of one to three years often with automatic one year renewals and can be terminated without cause upon 30 - 120 days notice. In addition, a number of our technology industry customers have also suffered from falling revenue, job losses, restructuring and decreased technology spending in the recent economic downturn. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer could have an adverse impact on our current and future revenues. Also, if we are unable to enter into agreements with new customers, our business will not grow and we will not generate additional revenues.

If we are unable to successfully compete in our product market, our operating results could be harmed.

      Because we have a variety of messaging and directory infrastructure products and services, we encounter different competitors at each level of our products and services. Our competitors for corporate customers seeking outsourced hosted messaging solutions are email service providers, such as Commtouch, Easylink, USA.NET and application service providers who offer hosted exchange services. Our primary competitors for service providers seeking insourced or outsourced product-based solutions are iPlanet and OpenWave. For secure delivery services, our competitors include Tumbleweed for product-based solutions and SlamDunk for service-based solutions. In the enterprise/eBusiness directory category, we compete primarily with iPlanet, Microsoft and Novell, and our competitors in the meta-directory market are iPlanet, Microsoft, Novell and Siemens.

      We believe that competitive factors affecting the market for messaging and directory infrastructure solutions include:

•	breadth of platform features and functionality;

•	ease of integration into customers’ existing systems;

•	scalability, reliability and performance, and ease of expansion and upgrade;

•	flexibility to enable customers to manage certain aspects of their systems internally and leverage outsourced services in other cases when resources, costs and time to market reasons favor an outsourced offering; and

•	total cost of ownership and operation.

      We believe competition will continue to be fierce and further increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Any delay in our development and delivery of new services or enhancement of existing services would allow our competitors additional time to improve their service or product offerings, and provide time for new competitors to develop and market messaging and directory infrastructure products and services and solicit prospective customers within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our business to suffer.

Our sales cycle is lengthy and our results could be harmed by delays or cancellations in orders.

      Because we sell complex and sophisticated technology, our sales cycle can long and unpredictable often between two to twelve months. Because of the nature of our product and service offerings it can take many months of customer education and product evaluation before a purchase decision is made. In addition, many factors can influence the decision to purchase our product and service offerings including budgetary restraints and decreases in capital expenditures, quarterly fluctuations in operating results of customers and potential customers, the emerging and evolving nature of the internet-based services and wireless services markets. Furthermore, general global economic conditions, and a slowdown in technology spending in particular, have further lengthened and affected our sales cycle, leading to delays and postponements in purchasing decisions. Any delay or cancellation in sales of our products or services could cause our operating results to differ from those projected and cause our stock price to decline.

We may need to raise additional capital and to initiate other operational strategies that may dilute existing shareholders.

      We believe that existing capital resources will enable us to maintain current and planned operations through December 31, 2002. However, additional capital may be required to continue operations and achieve profitability. In addition, we may be required to raise additional funds due to unforeseen circumstances. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders. Additionally, we face a number of challenges in operating our business, including but not limited to the resources to maintain worldwide operations, our leveraged capital structure and significant contingent liabilities associated with litigation. In the event that resolution of these or other operational matters involve issuance of stock or other derivative instruments, our existing shareholders may experience significant dilution.

Pending litigation could harm relationships with existing or potential strategic partners and customers, and divert management’s attention either of which could harm our business.

      We have had filed in recent years, a number of lawsuits against us, including securities class action and shareholder derivative litigation filed in February and August 2001 and February 2002, and certain of our current and former officers and directors and some of our subsidiaries, as well as other lawsuits related to acquisitions, employee terminations and copyright infringement. While these lawsuits vary greatly in the materiality of potential liability associated with them, the uncertainty associated with substantial unresolved lawsuits could seriously harm our business, financial condition and reputation, whether material individually or in the aggregate. In particular, this uncertainty could harm our relationships with existing customers, our ability to obtain new customers and our ability to operate certain aspects of our business.

      The continued defense of the lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause the price of our common stock to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payments, individually or in the aggregate, could seriously harm our financial condition. Many of the complaints associated with these lawsuits do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. While we maintain customary business insurance coverage, we have not set aside any financial reserves relating to potential damages associated with any of these lawsuits.

Failure to complete the settlement of pending securities class action and shareholder derivative action could materially harm our business.

      Although the Company has reached settlement agreements in connection with the securities class action pending in the U.S. District Court for the Northern District of California, we cannot provide assurance that a final settlement shall be approved in accordance with the settlement agreement, or at all. The approval of the definitive settlement agreements between the parties is subject to other factors, such as court review and approval, before the subject actions are dismissed. In addition, the definitive settlement agreements entered into between the parties are also subject to notice to the putative class and of the shareholders of the Company, as well as review and approval by the court. There can be no assurance that the court will approve the settlement. If the settlement were not given final approval, it could have a number of materially detrimental effects on the Company’s financial condition and business.

      Should the Court fail to approve the settlement, and the litigation continue, there can be no assurance that fees and expenses, and any ultimate resolution associated with such litigation, shall be within the coverage limits of our insurance and/or our ability to pay such amounts. Although the terms of the settlement agreement are within the coverage limits of the Company’s directors and officers insurance, should the current agreement in principle fail to be approved by the court, there can be no assurance that the Company will be able to conclude such litigation on terms that coincide with the coverage limits of our insurance and/or ability to pay upon any final determination. A failure to complete the settlement could also cast doubt as to the prospects of the Company in the eyes of our customers, potential customers and investors, and cause the Company’s stock price to decline.

Although concluded without penalty to the Company, lingering effects of the recent SEC investigation could harm our business.

      In February 2001, the Securities and Exchange Commission, or SEC, issued a formal order of investigation of us and certain current and former officers associated with us. The investigation relates to non-specified accounting matters, financial reports, other public disclosures and trading activity in our stock. In February 2002, the SEC announced the conclusion of the investigation as to the Company. Although the SEC did not impose any penalties against the Company, we consented without admitting or denying liability, to an administrative order that the Company violated certain non-fraud provisions of the federal securities laws and to a cease and desist order. In addition, the SEC and the Department of Justice charged two former employees of the Company with various violations of the securities laws. Despite the conclusion of the investigation of the Company, lingering concerns about the actions leading up to the restatement of financials for the third and fourth quarters of 2000 has nevertheless cast doubt on the future of the Company in the eyes of customers and investors and could continue to harm our business and cause the price of our common stock to continue to fluctuate and/or decline significantly.

We may not be able to maintain our listing on The Nasdaq National Market and if we fail to do so, the price and liquidity of our common stock may decline.

      The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum bid price per share of $1. As of December 31, 2001 we were in compliance with all Nasdaq National Market listing requirements. However, there were periods in the second and third quarters of 2001 when the closing bid price per share for our common stock was well below $1. Although our bid price has been above $1 per share since November 1, 2001, if the bid price of our common stock price again slips below $1 per share for more than 60 days, our common stock may not remain listed on The Nasdaq National Market. Also effective November 1, 2002, we will also need to comply with the Nasdaq National Market’s revised quantitative maintenance criteria including a new minimum requirement of $10.0 million in stockholders’ equity. The Nasdaq National Market’s Audit Committee Rules require that our audit committee be comprised of at least three independent members. We believe that we currently comply with this requirement. However, there can be no assurance that we will be able to comply with the quantitative maintenance criteria or any of the Nasdaq National Market’s rules in the future. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

Our stock price has demonstrated volatility during recent quarters and continued volatility in the stock market may cause further fluctuations and/or decline in our stock price.

      The trading price of our common stock has been and may continue to experience volatility and wide fluctuations. For example, during the fourth quarter of 2001, the closing sale prices of our common stock on the Nasdaq National Market ranged from $0.51 on October 1, 2001 to $2.83 on November 21, 2001, and the closing sale price of our common stock on December 31, 2001 was $2.74. Our stock price may further fluctuate or decline in response to any number of factors and events, such as announcements related to litigation, technological innovations, strategic and sales relationships, new product and service offerings by us or our competitors, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and overall market conditions. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

Limitations of our director and officer liability insurance may harm our business.

      Our liability insurance for actions taken by officers and directors during the period from March 1999 to March 2001, the period during which events related to securities class action lawsuits against us and certain of our current and former executive officers are alleged to have occurred, provides only limited liability protection. If these policies do not adequately cover our expenses related to those lawsuits, our business and financial condition could be seriously harmed. Our director and officer liability insurance, that was in place through March 2002, and our current insurance that was renewed through March 2003, contain similar provisions.

      Under California law, in connection with our charter documents and indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The Company has made payments in connection with the indemnification of officers and directors in connection with currently pending lawsuits and has reserved for estimated future amounts to be paid in connection with legal expenses and others costs of defense of pending lawsuits.

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

Our failure to carefully manage expenses and growth could cause our operating results to suffer.

      In the past, our management of operational expenses and the growth of our business have contributed to our history of losses. In addition, the expansion of our operations placed a significant strain on managerial, operational and financial resources. To manage any future growth, we may need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to hire additional personnel including sales personnel. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth and expenses effectively, our business and operating results could suffer.

If we are not successful in finalizing our strategic plan, including the exit of certain non-core products and services, our business could be negatively impacted.

      In the first quarter of 2001, we developed a strategic plan that involved reorganizing our product and service offerings around a group of core products deemed most imperative to our ability to serve the messaging and directory infrastructure market. In the second and third quarters of 2001, implementation of the plan occurred and, accordingly, products and services determined to be non-core to our strategy were strategically exited. Our strategic plan also included initiatives aimed at reducing operating costs through headcount reduction and consolidation of approximately two-thirds of our office space and related contracts and leases, all in keeping with our increased focus on core messaging products and services. During the fourth quarter of 2001 we incurred some addition charges in connection previously announced reductions in force and were able to finalize the consolidation of additional facilities and related contracts and expenses associated with those facilities. The non-core products and services comprised approximately 37% of total revenues in the first quarter of 2001, approximately 24% of total revenues in the second quarter of 2001, approximately 18% of total revenues in the third quarter of 2001, and 3% of total revenues in the fourth quarter of 2001. We expect that any further charges associated with the strategic restructuring will be minimal in future quarters.

We may face continued technical, operational and strategic challenges preventing us from successfully continuing the integration or divestiture of acquired businesses.

      Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. In addition, in connection with our strategic restructuring, the Company elected to divest or discontinue many of the acquired businesses. Both the integration and divestiture of acquired businesses have been and will continue to be complex, time consuming and expensive processes, which may disrupt and distract our management from its core business. With respect to integration, we must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. In particular, we are currently evaluating, upgrading or replacing our financial information systems and establishing uniformity among the systems of the acquired businesses. With divestitures, the timing and transition of those businesses and their customers to other entities has required and will continue to require resources from our legal, finance and corporate development teams as well as expenses associated with the conclusion of those transactions.

      Consequently, we may not be successful or efficient in integrating or divesting acquired businesses or technologies and may not achieve anticipated revenues and benefit and/or cost reductions. We also cannot guarantee that these acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will be realized. In addition, if we are not successful in divesting non-core acquired businesses, we will incur costs associated with the cessation of operations or wind up of acquired businesses. In either event, we will likely further incur significant expenses as well as non-cash charges to write-off acquired assets, which could seriously harm our financial condition and operating results.

      Further, due in part to the significant underperformance of some of our acquisitions relative to expectations, we have reviewed the products and services we sell to customers, the locations in which we operate and the manner in which we go to market with our core product and service offerings. As a result of this review, in 2001, we eliminated certain acquired product or service offerings through termination, sale or other disposition or to sustain certain products and services at a minimum level where customer commitments prevent us from eliminating the offering altogether. Such decisions to eliminate or limit our offering of an acquired product or service involved and could continue to include the expenditure of capital, the realization of losses, further reduction in workforce, facility consolidation, and/or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

We currently license many third-party technologies and may need to license further technologies and we face risks in doing so that could cause our operating results to suffer.

      We intend to continue to license certain technologies from third parties and incorporate such technologies into our products and services, including web server technology, virus and anti-spam solutions and encryption technology. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. To the extent we cannot license needed technologies or solutions, we may have to devote Company resources to the development of such technologies which could materially harm our business and operations.

      In addition, we may fail to successfully integrate any licensed technology into our services. These third-party in-licenses may expose us to increased risks, including risks related to the integration of new technology, potential patent and copyright infringement issues, the diversion of resources from the development of proprietary technology, and an inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs. In addition, an inability to obtain needed licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. Any delays in services or integration problems could cause our business and operating results to suffer.

If our system security is breached, our business and reputation could suffer.

      A fundamental requirement for online communications is the secure transmission of confidential information over public networks. Third parties may attempt to breach our security or that of our customers. If these attempts are successful, customers’ confidential information, including customers’ profiles, passwords, financial account information, credit card numbers or other personal information could be breached. We may be liable to our customers for any breach in security and a breach could harm our reputation. We rely on encryption technology licensed from third parties. Although we have implemented network security measures, our servers remain vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach. Failure to prevent security breaches may harm our business and operating results.

Changes in the regulatory environment for the operation of our business or those of our customers could pose risks.

      Few laws currently apply directly to activity on the Internet and the messaging business, however new laws are proposed and other laws made applicable to Internet communications every year. In particular, the Company faces risks associated with privacy, confidentiality of user data and communications, consumer protection, taxation, content, copyright, trade secrets, trademarks, antitrust, defamation and other legal issues. In particular, legal concerns with respect to communication of confidential data have affected our financial services and health care customers due to newly enacted federal legislation. The growth of the industry and the proliferation of Internet-based messaging devices and services may prompt further legislative attention to our industry and thus invite more regulatory control of our business. The imposition of more stringent protections and/or new regulations and application of laws to our business could burden our company and those with which we do business. Further, the adoption of additional laws and regulations could limit the growth of our business and that of our business partners and customers. Any decreased generalized demand for our service or the loss of or decrease in business by a key partner due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could harm our financial condition or operating results. Certain of our service offerings include operations subject to the Digital Millenium Copyright Act of 1998. The Company has expended resources and implemented processes and controls in order to remain in compliance with DMCA but there can be no assurance that our efforts will be sufficient and/or new legislation and case law will not affect the operation of certain services.

      In addition, the applicability of laws and regulations directly applicable to the businesses of our customers, particularly customers in the fields of banking and health care, will continue to affect us. The security of information about our customers’ end-users continues to be an area where a variety of laws and regulations with respect to privacy and confidentiality are enacted. As our customers implement the protections and prohibitions with respect to the transmission of end user data, our customers will look to us to assist them in remaining in compliance with this evolving area of regulation. In particular the Gramm-Leach-Blilely Act contains restrictions with respect to the use and protection of banking records for end-users whose information may pass through our system.

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

      As a provider of messaging and directory services, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via our services. We do not and cannot screen all of the content generated by our users, and we could be exposed to liability with respect to this content. Furthermore, some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. In some instances, we may be subject to criminal liability in connection with Internet content transmission.

      Although we carry general liability and umbrella liability insurance, our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There also is a risk that a single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Should either of these risks occur, capital contributed by our shareholders might need to be used to settle claims. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage could harm our reputation and business and operating results, or could result in the imposition of criminal penalties.

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

We rely on trademark, copyright, trade secret laws, contractual restrictions and patents to protect our proprietary rights, and if these rights are not sufficiently protected, our ability to compete and generate revenue could be harmed.

      We rely on a combination of trademark, copyright and trade secret laws, contractual restrictions, such as confidentiality agreements and licenses, and patents to establish and protect our proprietary rights, which we view as critical to our success. Our ability to compete and grow our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to agreements that impose certain restrictions on the licensee’s ability to utilize the software. Despite these precautions, unauthorized third parties may infringe or copy portions of our services or reverse engineer or obtain and use information that we regard as proprietary, which could harm our competitive position and market share. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. In addition, we have several patents pending in the United States and may seek additional patents in the future. However, the status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We do not know if our patent applications or any of our future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents we have received or will receive will be challenged or invalidated.

      Our proprietary rights may not be adequately protected because:

•	laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies;

•	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use; and

•	end user license provisions in our contracts that protect us against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable.

      In addition, the laws of some foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology. Additionally, although no claims of alleged patent infringement are currently pending, we cannot be certain that our products do not infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products.

We may not be able to respond to the rapid technological change of the messaging and directory infrastructure industry.

      The messaging directory infrastructure industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing email and messaging services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective customers. If we do not properly identify the feature preferences of prospective customers, or if we fail to deliver email features that meet the standards of these customers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

Our reserves may be insufficient to cover bills we are unable to collect.

      We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided them. For example, if the current economic conditions continue to decline or if new or unanticipated government regulations are enacted which affect our customers, they may be unable to pay their bills. In the past, we have experienced significant collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future. In particular, some of our customers are suffering from the general weakness in the economy and among technology companies in particular. Although we have established reserves that we believe are sufficient to cover losses due to delays in or inability to pay, there can be no assurance that such reserves will be sufficient to cover our losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer.

      We derived 40% of our revenues from international sales in the fiscal year ended December 31, 2001 and 38% of our revenues from international sales in 2000. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

•	difficulties and costs of staffing and managing international operations;

•	fluctuations in currency exchange rates and imposition of currency exchange controls;

•	differing technology standards;

•	difficulties in collecting accounts receivable and longer collection periods;

•	changes in regulatory requirements, including U.S. export restrictions on encryption technologies;

•	political and economic instability;

•	potential adverse tax consequences; and

•	reduced protection for intellectual property rights in some countries.

      Any of these factors could harm our international operations and, consequently, our business and consolidated operating results. Specifically, failure to successfully manage international growth could result in higher operating costs than anticipated or could delay or preclude altogether our ability to generate revenues in key international markets.

We rely on a continuous power supply to conduct our operations, and any significance disruption in California’s energy supply could harm our operations and increase our expenses.

      During 2000 and 2001 California experienced a serious energy crisis that could have and may in the future disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply or the power supply of any of our customers, we, or our customers, may be temporarily unable to operate. Any interruption in our ability to continue operations could delay the development of or interfere with the sales of our products. Future interruptions could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Any interruption in the ability of our customers to continue their operations, could harm their business, and ultimately could also harm our business if they were to terminate or fail to renew contracts. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of blackouts, and any losses or damages we incur could harm our business.

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

SUPPLEMENTAL ALTERNATIVE MEASUREMENT FINANCIAL DATA

(in thousands)

      The following supplemental alternative measurement financial information presents Critical Path’s condensed consolidated results of operations during 1999, 2000 and 2001, excluding the impact of certain special charges consisting of (i) amortization of intangible assets associated with purchase business combinations, (ii) accruals for employee retention bonuses associated with purchase business combinations, (iii) stock-based compensation associated with outstanding options and warrants, (iv) one-time charges related to our restructuring initiative, (v) impairment of long-lived assets, (vi) write-down of investments, (vii) gain on the retirement of convertible subordinated debt, and (viii) accretion on redeemable convertible preferred shares. This supplemental presentation is for informational purposes only, and attempts to depict the financial results of Critical Path excluding certain non-cash and extraordinary one-time charges and gains. It is not intended to replace the consolidated operating results prepared and presented in accordance with generally accepted accounting principles.

	Year Ended December 31,

	1999	2000	2001

Consolidated Statement of Operations Data:
Net revenues
Software license	$—	$51,607	$30,960
Hosted messaging	16,157	58,553	43,821
Professional services	—	14,527	12,573
Maintenance and support	—	10,966	16,819

Total net revenues	16,157	135,653	104,173

Cost of net revenues
Software license	—	2,731	1,533
Hosted messaging	16,505	59,104	59,124
Professional services	—	5,945	10,315
Maintenance and support	—	8,060	10,081

Total cost of net revenues	16,505	75,840	81,053

Gross profit (loss)	(348)	59,813	23,120

Operating expenses
Sales and marketing	13,811	66,125	53,356
Research and development	7,682	31,022	30,744
General and administrative	14,051	30,444	42,260

Total operating expenses	35,544	127,591	126,360

Loss from operations	(35,892)	(67,778)	(103,240)
Interest and other income (expense), net	7,061	12,970	5,840
Interest expense	(752)	(15,948)	(14,714)
Equity in net loss of joint venture	—	(1,019)	(1,866)
Minority interest in net income of consolidated subsidiary	—	(649)	—

Loss before income taxes	(29,583)	(72,424)	(113,980)
Provision for income taxes	—	(6,513)	(5,606)

Net loss	$(29,583)	$(78,937)	$(119,586)

Net loss per share — basic and diluted	$(0.99)	$(1.31)	$(1.62)

Weighted average shares — basic and diluted	29,770	60,399	73,981
EBITDA(1)	$(27,829)	$(31,798)	$(58,343)

(1)	Earnings before interest, taxes, depreciation and amortization (excluding equity in net loss, minority interest in net income, one-time charges identified in the table below).

      The following table reconciles the alternative measurement financial data presented above to the consolidated operating results prepared and presented in accordance with generally accepted accounting principles (“GAAP”).

	Year Ended December 31,

	1999	2000	2001

Supplemental pro forma net loss	$(29,583)	$(78,937)	$(119,586)
Add back cost of revenue, operating and non-operating expense amounts excluded from the calculation of pro forma net loss:
Amortization of purchased technology	—	(18,140)	(21,284)
Amortization of intangible assets	(32,259)	(355,868)	(13,216)
Acquisition-related retention bonuses in cost of net revenues	(520)	(1,040)	—
Acquisition-related retention bonuses in operating expenses	(3,587)	(8,294)	(1,381)
Stock-based expense in cost of revenue	(4,532)	(1,586)	(4,050)
Stock-based expense in operating expenses	(46,460)	(50,598)	(53,615)
Impairment of long-lived assets in cost of net revenues	—	(25,315)	(16,654)
Impairment of long-lived assets in operating expenses	—	(1,282,150)	(9,991)
Acquired in-process research and development	—	(3,700)	—
Restructuring and other expense	—	(3,248)	(18,267)
Loss on investments reported as a non-operating expense	—	(23,589)	(702)

Subtotal of amounts excluded from pro forma net loss	$(87,358)	$(1,773,528)	$(139,160)

GAAP loss before extraordinary item	(116,941)	(1,852,465)	(258,746)
Gain on retirement of convertible subordinated notes, net	—	—	179,282

GAAP net loss	$(116,941)	$(1,852,465)	$(79,464)
Accretion on redeemable convertible preferred shares	—	—	(356)

GAAP net loss attributable to common shares	$(116,941)	$(1,852,465)	$(79,820)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      As of December 31, 2001, the Company’s short-term investments consisted of available-for-sale securities, excluding those classified as cash equivalents, of $9.7 million. These investments are primarily comprised of low risk government securities and corporate bonds. See also Note 6 to the Notes to Consolidated Financial Statements — Investments).

      These securities are subject to equity price risk. The Company has not attempted to reduce or eliminate its market exposure on these equity securities. At December 31, 2001 the Company carried long-term investments totaling $7.2 million, comprised of $1.0 million in investments in marketable securities and $6.2 million in investments in non-marketable securities. These securities represent strategic equity investments in corporate partners, certain of which are publicly traded and marketable and certain of which are privately held. For each 10% decline in market value of its available-for-sale equity securities from December 31, 2001, the Company’s marketable securities would be insignificantly impacted.

      We do not attempt to reduce or eliminate our market exposure on these securities.

      The Company’s long-term obligations consist of the Company’s $38.4 million five-year, 5 3/4% Convertible Subordinated Notes due April 2005, and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect the Company’s long-term obligations or the Company’s results of operations.

      A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty, however our exposure to foreign currency rate risk is primarily associated with fluctuations in the Euro, Italian Lire and Irish Punt. We realized a net loss on foreign exchange equal to $280,000 during 2000 and a net gain of $947,000 in 2001. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

      Information relating to quantitative and qualitative disclosure about market risk is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplemental Data

Financial Statements

      Reference is made to the Index of Consolidated Financial Statements that appears on page F-1 of this report. The Report of Independent Accountants, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedule which are listed in the Index of Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8.

Supplemental Data

      The following table sets forth certain unaudited quarterly statements of operations data for each of Critical Path’s quarters during the 2000 and 2001 fiscal years. This information has been derived from Critical Path’s consolidated unaudited financial statements, which, in management’s opinion, have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the audited consolidated financial statements of Critical Path and the notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	2000				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth

	(in thousands)
Consolidated Statement of Operations Data:
Net revenues
Software license	$11,070	$13,897	$12,365	$14,275	$5,550	$8,913	$7,724	$8,773
Hosted messaging	9,095	14,220	16,759	18,479	14,439	11,141	10,000	8,241
Professional services	2,493	3,030	3,609	5,395	3,417	2,900	4,206	2,050
Maintenance and support	1,895	2,348	2,609	4,114	3,737	4,131	4,857	4,094

Total net revenues	24,553	33,495	35,342	42,263	27,143	27,085	26,787	23,158

Cost of net revenues
Software license	1,007	737	634	353	291	126	517	599
Hosted messaging	11,880	13,538	15,552	18,134	17,938	17,440	13,982	9,764
Professional services	1,056	1,388	1,317	2,184	2,966	2,594	2,565	2,190
Maintenance and support	1,404	1,812	2,207	2,637	2,586	2,414	2,837	2,244
Amortization of purchased technology	2,114	4,421	4,434	7,171	5,672	5,672	4,970	4,970
Acquisition-related retention bonuses	390	390	260	—	—	—	—	—
Stock-based expenses	493	383	381	329	1,303	1,469	631	647
Impairment of long-lived assets	—	—	—	25,315	—	4,207	—	12,447

Total cost of net revenues	18,344	22,669	24,785	56,123	30,756	33,922	25,502	32,861

Gross profit (loss)	6,209	10,826	10,557	(13,860)	(3,613)	(6,837)	1,285	(9,703)

	2000				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth

	(in thousands)
Operating expenses
Sales and marketing	13,605	17,342	16,128	19,050	18,712	15,694	11,018	7,932
Research and development	6,323	9,213	7,853	7,633	9,934	8,333	7,322	5,155
General and administrative	6,766	7,332	6,568	9,778	13,293	11,745	9,447	7,775
Amortization of intangible assets	47,499	88,986	94,160	125,223	4,133	4,112	2,485	2,486
Acquisition-related retention bonuses	2,679	3,693	1,028	894	170	793	92	326
Stock-based expenses	6,703	11,942	13,835	18,118	16,430	14,244	11,286	11,655
Restructuring and other expenses	—	—	3,248	—	—	8,481	3,779	6,007
Acquired in-process research and development	200	—	3,500	—	—	—	—	—
Impairment of long-lived assets	—	—	—	1,282,150	—	9,991	—	—

Total operating expenses	83,775	138,508	146,320	1,462,846	62,672	73,393	45,429	41,336

Loss from operations	(77,566)	(127,682)	(135,763)	(1,476,706)	(66,285)	(80,230)	(44,144)	(51,039)
Interest and other income (expense), net	1,258	4,697	4,905	2,110	2,425	2,895	178	342
Interest expense	(274)	(5,260)	(5,214)	(5,200)	(5,067)	(5,315)	(3,829)	(503)
Equity in net loss of joint venture	—	—	(640)	(379)	(776)	(397)	(346)	(347)
Minority interest in net income of consolidated subsidiary	—	(325)	(201)	(123)	—	—	—	—
Loss on investments	—	—	—	(23,589)	—	(702)	—	—

Loss before extraordinary item and income taxes	(76,582)	(128,570)	(136,913)	(1,503,887)	(69,703)	(83,749)	(48,141)	(51,547)
Provision for income taxes	(360)	(1,439)	(2,534)	(2,180)	(343)	(1,150)	(2,180)	(1,933)

Loss before extraordinary item	$(76,942)	$(130,009)	$(139,447)	$(1,506,067)	$(70,046)	$(84,899)	$(50,321)	$(53,480)
Gain on retirement of convertible subordinated notes, net	—	—	—	—	—	3,818	137,222	38,242

Net profit (loss)	$(76,942)	$(130,009)	$(139,447)	$(1,506,067)	$(70,046)	$(81,081)	$86,901	$(15,238)
Accretion on redeemable convertible preferred shares	—	—	—	—	—	—	—	(356)

Net loss attributable to common shares	$(76,942)	$(130,009)	$(139,447)	$(1,506,067)	$(70,046)	$(81,081)	$86,901	$(15,594)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

      The executive officers, directors and key employees of Critical Path and their ages as of March 15, 2002 are as follows:

Name	Age	Position

David C. Hayden	46	Executive Chairman of the Board
William E. McGlashan, Jr.	38	Vice Chairman of the Board and Chief Executive Officer
Pierre Van Beneden	54	President
Laureen DeBuono	44	Executive Vice President and Chief Financial Officer
Bernard Harguindeguy	44	Executive Vice President and Chief Marketing Officer
Laurie Priddy	39	Executive Vice President, Operations and General Manager of Hosted Operations
Michael J. Zukerman	42	Senior Vice President, General Counsel and Secretary
Menelaos (Michael) Serbinis	28	Vice President, Engineering and Chief Technology Officer
Raul Fernandez(1)(2)	35	Director
William E. Ford(1)(2)	40	Director
Jeffrey Webber(2)	49	Director

(1)	Member of the Compensation Committee of the Board of Directors.

(2)	Member of the Audit Committee of the Board of Directors.

      David C. Hayden founded Critical Path and served as Director, Chairman, President, Chief Executive Officer and Secretary from its inception in February 1997 to October 1998. Mr. Hayden has served as Chairman of the Board of Directors of Critical Path since October 1998 and was appointed Executive Chairman of the Board in February 2001. From February 1993 to August 1996, Mr. Hayden served as chairman, chief executive officer, and co-founder of The McKinley Group, Inc., creators of Magellan, an Internet search engine. Mr. Hayden is also a member of the Board of Directors of E*Trade, Inc.

      William McGlashan has served as our Vice Chairman and Chief Executive Officer since December of 2001. Mr. McGlashan joined the Company in April 2001 as our Interim President and Chief Operating Officer. He was appointed Interim Chief Executive Officer in August 2001. Prior to joining the Company, Mr. McGlashan served as the chief executive officer and founder of the Vectis Group LLC, an investment company, from 2000 to 2001. Prior to his tenure at Vectis, he was a venture partner at Whitney and Co., a venture capital firm, and was also the co-founder and president of Pharmanex, a phyto-pharmaceutical company from 1995 to 2000. He co-founded and served as chief executive officer of Generation Ventures, a firm funded by Whitney & Co., from 1993 to 1995 and also co-founded and served as president for TRADE, Inc. from 1991 to 1993. Prior to that, Mr. McGlashan was a senior associate at Bain Capital from 1990 to 1991.

      Pierre Van Beneden has served as our President since October 2001. Mr. Van Beneden joined Critical Path as President in October 2001. Prior to joining Critical Path, Mr. Van Beneden was executive vice-president, worldwide field operations at the Lotus unit of IBM Corp. from 2000 to 2001 and from 1995 to 2000, Mr. Van Beneden served in various senior positions at Lotus and IBM Corp., including vice president of software sales for the IBM Software Brands, IBM EMEA and general manager and senior vice president, Lotus EMEA.

      Laureen DeBuono has served as of Executive Vice President and Chief Financial Officer since January 2002. Ms. DeBuono joined Critical Path in September 2001 as Senior Vice President and Interim Chief Financial Officer. Prior to joining the Company, Ms. DeBuono served as chief financial officer and chief operating officer for More.com, Inc. from 1999 to 2000. Prior to that, Ms. DeBuono was executive vice President, chief operating officer and chief financial officer at ReSound Corporation from 1998 to 1999. Prior to that, Ms. DeBuono held several executive management positions with Nellcor Puritan Bennett Inc. from 1992 to 1998.

      Bernard Harguindeguy has served as of Executive Vice President and Chief Marketing Officer since December 2001. Before joining Critical Path, Mr. Harguindeguy was a consultant serving various technology companies. Prior to that, he served as chief executive officer of Worldtalk Communications Corporation, from 1996 to 1999.

      Laurie Priddy has served as of Executive Vice President, Operations and General Manager, Hosted Operations since February 2002. Ms. Priddy joined Critical Path from Exodus Communications, where she last served as executive vice president of operations from 2001 to 2002. Ms. Priddy came to Exodus as part of the acquisition of GlobalCenter, Inc. where she was co-chief operating officer from 2000 to 2001. Prior to that, Ms. Priddy served as president and chief executive officer of NDTC, AT&T Broadband and Internet Services, from 1999 to 2000.

      Michael J. Zukerman has served as our Senior Vice President, General Counsel and Secretary since June 2001. From 1999 to 2001, Mr. Zukerman served as vice president of business development for Driveway Corporation. Prior to that, Mr. Zukerman was general counsel and vice president of business development at SegaSoft Networks, a subsidiary of Sega Networks, from 1996 to 1999. Prior to that, from 1989 to 1996, Mr. Zukerman worked at Netopia, Inc. (formerly Farallon Communications), where he last served as vice president and general counsel.

      Menelaos (Michael) Serbinis has served as our Vice President and Chief Technology Officer since February 2001. Mr. Serbinis joined Critical Path as its Chief Security Officer in March 2000 and served in this capacity until February 2001. From November 1997 to March 2000, Mr. Serbinis was the chief technology officer of The docSpace Company, which he co-founded in November 1997. From September 1996 to October 1997, Mr. Serbinis was a software engineer for Total Control, a subsidiary of General Electric. From April 1996 to August 1996, Mr. Serbinis was responsible for search engine engineering at Zip2 Corporation.

      Raul J. Fernandez has served as a director of the Company since December 2001. Mr. Fernandez is the Chief Executive Officer of Dimension Data North America and was appointed to the board of directors of Dimension Data Holdings in 2001 following the Group’s acquisition of Proxicom Corporation. Mr Fernandez was the founder and chief executive officer of Proxicom. Mr. Fernandez is also a member of the Board of Directors of Liz Claiborne, Inc.

      William E. Ford has served as a director of the Company since December 2001. Mr. Ford is a general partner at General Atlantic Partners LLC, a worldwide private equity firm, where he has worked since 1991. From 1987 to 1991, Mr. Ford worked at Morgan Stanley & Co. as an investment banker, where he was a member of the merger and acquisition and corporate finance departments.

      Jeffrey Webber has served as a director of the Company since July of 2001. He is the founder and partner in the R.B.Webber & Company, a technology management consulting firm where he was worked since 1991.

      Additional information required by this item is incorporated by reference to the information set forth in the section entitled “Information About the Board of Directors and Committees of the Board” in the Proxy Statement in connection with the solicitation of proxies for our 2002 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2001. This information is contained in the Section entitled “Information about the Board of Directors and Committees of the Board — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference.

Item 11. Executive Compensation

      The information required by this item is incorporated by reference to the information set forth in the sections entitled “Compensation of Executive Officers” and “Election of Directors” contained in the Proxy Statement for our 2002 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the information set forth in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement for our 2002 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Party Transactions

      The information required by this item is incorporated by reference to the information set forth in the section entitled “Transactions with Related Parties” contained in the Proxy Statement for our 2002 Annual Meeting of Shareholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Index to Consolidated Financial Statements

      Please see the accompanying Index to Consolidated Financial Statements that appears on page F-1 of this report. The Report of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Consolidated Financial Statements and which appear beginning on page F-2 of this report are incorporated by reference into Item 8 above.

      (a)(2) Financial Statement Schedule

      Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 1998, 1999 and 2000 appears on page S-1 of this report and should be read in conjunction with the consolidated financial statements and related notes thereto and report of independent accountants filed herewith.

      Schedules not mentioned above have been omitted because the information required to be set forth therein is not applicable or the information is otherwise included in the Financial Statements or notes thereto.

      (b) Reports on Form 8-K

      For the quarter ended December 31, 2001, we filed the following reports on Form 8-K:

(1) On October 15, 2001, we filed a current report on Form 8-K dated October 9, 2001, reporting under Item 5 and Item 7 our balance sheet restructuring by repurchasing approximately $192 million of face value of our outstanding 5 3/4% Convertible Subordinated Notes due April 1, 2005. As part of this report, we filed our Pro Forma Balance Sheet as of June 30, 2001.

(2) On November 7, 2001, we filed a current report on Form 8-K dated October 23, 2001, reporting under Item 5 the appointment of Pierre Van Beneden as President and William McGlashan, Jr. as Interim Chief Executive Officer.

(3) On November 13, 2001, we filed a current report on Form 8-K dated November 8, 2001, reporting under Item 5 that we entered into binding memoranda of understanding with respect to the settlement of securities class action and shareholder derivative litigation pending against us in the U.S. District Court for the Northern District of California and that we had announced the closing of a $95 million financing transaction from a group of investors and their affiliate entities.

(4) On December 17, 2001, we filed a current report on Form 8-K dated December 11, 2001, reporting under Item 5 the appointments of William E. Ford and Raul J. Fernandez to our board of directors and the resignations of Larry Weber and Stephen J. Richards from our board of directors.

      (c) Exhibits

      The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

3(i).1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(b) to the Registrant’s Registration on Form S-1 (File No. 333-71499)).
3(i).2	Amendment to the Articles of Incorporation, dated January 5, 2001 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
3(i).3	Certificate of the Powers, Designations, Preferences and Rights of the Series D Cumulative Redeemable Convertible Participating Preferred Stock dated November 6, 2001.
3(ii)	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3(ii)(b) to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).

4.2	Preferred Stock Rights Agreement dated as of March 19, 2001 between Registrant and ComputerShare Trust Company, Inc., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively (Incorporated by reference to Exhibit 4.5 of Registrant’s Form 8-A filed on May 7, 2001).
4.3	Indenture, dated March 31, 2000, by and between Registrant and State Street Bank and Trust Company of California, N.A., Trustee, relating to the $300 million five-year, 5.75% Convertible Subordinated Notes due April 1, 2005 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
4.4	Warrant to Purchase Common Stock dated March 29, 2001 issued by the Registrant to Vectis Group LLC (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
4.5	Warrant to Purchase Common Stock dated January 29, 1999 issued by the Registrant to America Online, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
4.6	Warrant to Purchase up to 25,000 Shares of Common Stock dated as of December 29, 1999 by and between Ecker Folsom Properties, LLC.
4.7	Warrant to Purchase up to 834,000 shares of Common Stock dated as of June 2000 by and between Worldsport Networks Europe Ltd.
4.8	Stock and Warrant Purchase and Exchange Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, LP, GAP Coinvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited.
4.9	Stockholders Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited.
4.10	Registration Rights Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited.
4.11	Escrow Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited.
4.12	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).
4.13	Amended and Restated 1998 Stock Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).
4.14	1999 Stock Option Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed on September 22, 1999 (File No. 333-87553)).
10.1	Master Services Agreement dated December 10, 1998 by and between the Registrant and US West Communications Services, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.2	Amendment to Email Services Agreement September 30, 1998 by and between the Registrant and E*TRADE Group, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.3	Email Services Agreement dated January 29, 1999 by and between the Registrant and ICQ, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.4	Hills Plaza I Office Lease dated as of November 16, 2001 by and between Registrant and SPI Hills Plaza Venture, LLC.

10.5	Standard Industrial/ Multitenant Lease-Gross dated June 20, 1997 by and between the Registrant and 501 Folsom Street Building. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.6	Office lease dated December 1999 by and between Ecker-Folsom Properties, LLC and the Registrant. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.7	Office lease dated December 1999 by and between Ecker-Folsom Properties, LLC and the Registrant. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.8	Agreement dated as August 13, 2001 by and between Registrant and David Hayden (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2001).
10.9	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and David Hayden.
10.10	Agreement dated as of August 1, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report for the quarter and nine months ended September 30, 2001).
10.11	Nonstatutory Stock Option Agreement dated as of August 1, 2001 by and between Registrant and William E. McGlashan, Jr.
10.12	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and William E. McGlashan, Jr.
10.13	First Amended and Restated Employment Agreement dated as of January 7, 2002 by and between Registrant and William E. McGlashan, Jr.
10.14	Nonstatutory Stock Option Agreement dated as of December 21, 2001 by and between Registrant and William E. McGlashan, Jr.
10.15	Agreement dated as of October 8, 2001 by and between Registrant and Pierre Van Beneden (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report for the quarter and nine months ended September 30, 2001).
10.16	Nonstatutory Stock Option Agreement dated as of October 8, 2001 by and between Registrant and Pierre Van Beneden.
10.17	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and Pierre Van Beneden.
10.18	Consulting Agreement dated as of August 16, 2001 by and between Registrant and Laureen DeBuono.
10.19	Nonstatutory Stock Option Agreement dated as of September 5, 2001 by and between Registrant and Laureen DeBuono.
10.20	Addendum to Consulting Agreement dated as of October 31, 2001 by and between Registrant and Laureen DeBuono.
10.21	Nonstatutory Stock Option Agreement dated as of October 31, 2001 by and between Registrant and Laureen DeBuono.
10.22	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and Laureen DeBuono.
10.23	Employment Agreement dated as of January 14, 2002 by and between Registrant and Bernard Harguindeguy.
10.24	Agreement, dated as of May 15, 2001, by and between the Registrant and Lawrence P. Reinhold (Incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001).

10.25	Agreement and Release, dated February 9, 2001, by and between the Registrant and Douglas Hickey (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.26	Promissory Note and Security Agreement dated November 2, 1998 by and between the Registrant and Douglas Hickey. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.27	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney (see the signature page of this report).
(d) Financial Statements and Schedules
Please see Item 14(a)(2).

CRITICAL PATH, INC.

Report of Independent Accountants

To the Board of Directors and Shareholders

of Critical Path, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Critical Path, Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, CA

February 5, 2002

CRITICAL PATH, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	2000	2001
December 31
ASSETS
Current assets
Cash and cash equivalents	$216,542	$59,463
Short-term investments	—	9,702
Accounts receivable, net	38,938	26,692
Other current assets	10,252	5,367

Total current assets	265,732	101,224
Investments	10,610	7,215
Property and equipment, net	85,304	36,285
Intangible assets, net	124,094	48,641
Restricted cash	215	2,674
Other assets	11,655	3,913

Total assets	$497,610	$199,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,710	$25,955
Accrued expenses	10,377	6,232
Deferred revenue	15,720	10,297
Capital lease and other obligations, current	9,363	3,431

Total current liabilities	79,170	45,915
Convertible subordinated notes payable	300,000	38,360
Capital lease and other obligations, long-term	4,687	1,149

Total liabilities	383,857	85,424

Commitments and contingencies (Note 12)
Minority interest in consolidated subsidiary	649	—
Mandatorily redeemable preferred stock (Note 14)	—	5,373
Shareholders’ equity
Preferred Stock and paid-in-capital, $0.001 par value
Shares authorized: 5,000
Shares issued and outstanding: none	—	—
Common Stock and paid-in-capital, $0.001 par value
Shares authorized: 150,000
Shares issued and outstanding: 74,135 and 76,581	2,130,329	2,176,370
Common stock warrants	—	5,250
Notes receivable from shareholders	(1,205)	(1,222)
Unearned compensation	(34,005)	(7,050)
Accumulated deficit, including other comprehensive income	(1,982,015)	(2,064,193)

Total shareholders’ equity	113,104	109,155

Total liabilities and shareholders’ equity	$497,610	$199,952

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	1999	2000	2001
Year Ended December 31
Net revenues
Software license	$—	$51,607	$30,960
Hosted messaging	16,157	58,553	43,821
Professional services	—	14,527	12,573
Maintenance and support	—	10,966	16,819

Total net revenues	16,157	135,653	104,173

Cost of net revenues
Software license	—	2,731	1,533
Hosted messaging	16,505	59,104	59,124
Professional services	—	5,945	10,315
Maintenance and support	—	8,060	10,081
Amortization of purchased technology	—	18,140	21,284
Acquisition-related retention bonuses	520	1,040	—
Stock-based expense — Hosted messaging	4,532	1,586	1,520
Stock-based expense — Professional services	—	—	1,347
Stock-based expense — Maintenance and support	—	—	1,183
Impairment of long-lived assets	—	25,315	16,654

Total cost of net revenues	21,557	121,921	123,041

Gross profit (loss)	(5,400)	13,732	(18,868)

Operating expenses
Sales and marketing	13,811	66,125	53,356
Research and development	7,682	31,022	30,744
General and administrative	14,051	30,444	42,260
Amortization of intangible assets	32,259	355,868	13,216
Acquisition-related retention bonuses	3,587	8,294	1,381
Stock-based expense — Sales and marketing	37,521	30,948	24,704
Stock-based expense — Research and development	2,161	3,449	3,691
Stock-based expense — General and administrative	6,778	12,754	25,220
Stock-based expense — Restructuring	—	3,447	—
Acquired in-process research and development	—	3,700	—
Restructuring and other expenses	—	3,248	18,267
Impairment of long-lived assets	—	1,282,150	9,991

Total operating expenses	117,850	1,831,449	222,830

Loss from operations	(123,250)	(1,817,717)	(241,698)
Interest and other income (expense), net	7,061	12,970	5,840
Interest expense	(752)	(15,948)	(14,714)
Equity in net loss of joint venture	—	(1,019)	(1,866)
Minority interest in net income of consolidated subsidiary	—	(649)	—
Loss on investments	—	(23,589)	(702)

Loss before extraordinary item and income taxes	(116,941)	(1,845,952)	(253,140)
Provision for income taxes	—	(6,513)	(5,606)

Loss before extraordinary item	$(116,941)	$(1,852,465)	$(258,746)
Gain on retirement of convertible subordinated notes, net	—	—	179,282

Net loss	$(116,941)	$(1,852,465)	$(79,464)
Accretion on redeemable convertible preferred shares	—	—	(356)

Net loss attributable to common shares	$(116,941)	$(1,852,465)	$(79,820)

Net loss per common share — basic and diluted:
Net loss per common share	$(3.93)	$(30.67)	$(1.08)
Weighted average shares — basic and diluted	29,770	60,399	73,981

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	1999	2000	2001
Year Ended December 31
Convertible Preferred Stock and paid-in-capital
Balance, beginning of year	$24,565	$—	$—
Issuance of Series A Preferred Stock, net	—	—	—
Issuance of Series B Preferred Stock, net	10,749	—	—
Exercise of stock purchase rights and warrants	1,747	—	—
Conversion of Preferred Stock, net	(37,061)	—	—

Balance, end of year	—	—	—

Common Stock and paid-in-capital
Balance, beginning of year	21,850	864,699	2,130,329
Issuance of Common Stock	645,828	1,204,022	431
Series D Preferred Stock conversion feature	—	—	41,428
Exercise of stock options and warrants	1,648	32,246	2,138
Issuance of warrants to purchase common stock	—	—	5,250
Unearned compensation related to stock options	158,541	29,608	3,632
Conversion of Preferred Stock, net	37,061	—	—
Purchase of Common Stock	(229)	(246)	(67)
Purchase of remaining minority interest	—	—	(1,521)

Balance, end of year	864,699	2,130,329	2,181,620

Notes receivable from shareholders
Balance, beginning of year	(1,151)	(1,154)	(1,205)
Issuance of Common Stock	—	—	—
Exercise of stock options	(30)	—	—
Interest on shareholder notes	(58)	(51)	(50)
Repayment of shareholder notes	85	—	33

Balance, end of year	(1,154)	(1,205)	(1,222)

Unearned compensation
Balance, beginning of year	(17,371)	(19,658)	(34,005)
Unearned compensation related to stock options	(24,393)	(39,630)	(11,210)
Amortization of unearned compensation	22,106	25,283	38,165

Balance, end of year	(19,658)	(34,005)	(7,050)

Accumulated deficit, including other comprehensive income
Balance, beginning of year	(12,535)	(121,647)	(1,982,015)

Net loss	(116,941)	(1,852,465)	(79,464)
Other comprehensive income:
Unrealized investment gains (losses)	7,926	(7,926)	(790)
Foreign currency translation adjustments	(97)	23	(1,924)

Comprehensive loss	(109,112)	(1,860,368)	(82,178)

Balance, end of year	(121,647)	(1,982,015)	(2,064,193)

Total shareholders’ equity	$722,240	$113,104	$109,155

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	1999	2000	2001
Year Ended December 31
Operating
Net loss	$(116,941)	$(1,852,465)	$(79,464)
Provision for doubtful accounts	573	3,190	5,142
Depreciation and amortization	8,063	35,980	44,897
Amortization of intangible assets	32,259	374,008	34,499
Stock-based costs and expenses	51,162	52,184	57,665
Acquired in-process research and development	—	3,700	—
Impairment of long-lived assets	—	1,307,465	26,645
Minority interest in net income of consolidated subsidiary	—	649	33
Equity in net loss of joint venture	—	1,019	1,866
Loss on investments	—	23,589	702
Gain on retirement of convertible debt	—	—	(179,282)
Provision for restructured operations	—	—	7,905
Accounts receivable	(4,708)	(14,422)	6,329
Other assets	(25,612)	(4,603)	3,522
Accounts payable	25,916	(8,699)	(12,557)
Accrued expenses	5,633	(1,380)	(3,793)
Deferred revenue	(163)	(711)	(5,340)

Net cash used in operating activities	(23,818)	(80,496)	(91,231)

Investing
Notes receivable from officers	(169)	(1,966)	(1,699)
Property and equipment purchases	(41,819)	(54,461)	(11,189)
Purchase of short-term investments, net	—	—	(9,702)
Investments in unconsolidated entities, net	(10,500)	(28,492)	(4,212)
Payments for acquisitions, net of cash acquired	(116,359)	(15,618)	(5,686)
Promissory note receivable	(15,000)	10,000	—
Restricted cash	—	110	(2,459)

Net cash used in investing activities	(183,847)	(90,427)	(34,947)

Financing
Proceeds from issuance of Preferred Stock, net	12,496	—	26,786
Proceeds from issuance of Common Stock, net	259,803	35,368	2,569
Proceeds from convertible debt offering, net	—	289,181	—
Retirement of convertible debt	—	—	(48,734)
Repayment of note payable	—	(6,000)	—
Proceeds from payments of shareholder notes receivable	26	—	21
Principal payments on lease obligations	(3,193)	(6,816)	(10,899)
Purchase of common stock	(229)	(246)	(67)

Net cash provided by financing activities	268,903	311,487	(30,324)

Net change in cash and cash equivalents	61,238	140,564	(156,502)
Effect of exchange rates on cash and cash equivalents	(97)	46	(577)
Cash and cash equivalents at beginning of year	14,791	75,932	216,542

Cash and cash equivalents at end of year	$75,932	$216,542	$59,463

Supplemental cash flow disclosure:
Cash paid for interest	$688	$11,598	$17,633
Cash paid for foreign income taxes	$—	$335	$6,914
Non-cash investing and financing activities:
Property and equipment leases	$5,863	$—	$1,413
Property and equipment purchases payable	$9,796	$1,470	$—
Common Stock issued for notes receivable	$29	$—	$—
Retirement of notes payable through issuance of Preferred Stock	$—	$—	$64,630
Unrealized gain (loss) on investments	$7,926	$(7,926)	$(790)
Common Stock and options issued for acquisitions	$387,651	$1,229,728	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

     The Company

      Critical Path, Inc. was incorporated in California on February 19, 1997. Management intends to solicit shareholder approval at its 2002 Annual Meeting to reincorporate in Delaware. Assuming receipt of shareholder approval, management intends to complete the re-incorporation process during 2002. Critical Path, along with its subsidiaries (collectively referred to herein as the “Company”), provides messaging and collaboration solutions, from wireless, secure and unified messaging to basic email and personal information management, as well as identity management solutions that simplify user profile management and strengthen information security. The Company’s customers are corporate enterprises, carriers and service providers, postal authorities and government agencies.

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

     Acquisitions

      The Company has accounted for all business combinations using the purchase method of accounting. Results of operations of the acquired businesses are included in the Company’s financial results from the date of the acquisition. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of separately identified net assets acquired is included in intangible assets in the accompanying consolidated balance sheet. The fair value of separately identified intangible assets was determined based upon independent valuations using various valuation methodologies.

     Cash Equivalents and Restricted Cash

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds. Restricted cash is composed of amounts held on deposit that are required as collateral related to certain lease and other obligations of the Company.

     Investments

      Short-term and long-term investments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” This statement requires that securities be classified as “held to maturity,” “available-for-sale” or “trading,” and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. The Company currently holds short-term investments of approxi-

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

mately $9.7 million in low risk government securities, agency and corporate bonds and classifies these investments as available-for-sale. Available-for-sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, reported as other comprehensive income, a separate component of stockholders’ equity. At the time of sale, any gains or losses will be recognized as a component of operating results.

      Marketable securities are classified as available-for-sale as of each balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders’ equity. Realized gains or losses and charges for other than temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company periodically evaluates these investments for other-than-temporary impairment. See also Note 6 — Investments.

     Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, investments and accounts receivable. Cash and cash equivalents, restricted cash and investments are deposited with financial institutions that management believes are creditworthy. While the Company’s accounts receivable are derived from product and service transactions with geographically dispersed companies that operate in a number of horizontal markets, certain customers may be negatively impacted as a result of an economic downturn or other industry or market related conditions. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. During 1999 one of the Company’s customers individually comprised 15% of net revenue. This customer has comprised an insignificant portion of the Company’s net revenues during 2000 and 2001.

     Fair Value of Financial Instruments

      The Company’s financial instruments, including cash and cash equivalents, restricted cash, investments, accounts and notes receivable and accounts payable, are carried at cost, which approximates fair value due to the short maturity of these instruments.

     Derivative Instruments

      The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and complies with SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company records derivatives on the balance sheet at their fair value in compliance with the standards set forth in SFAS 133. Currently the Company has a non-hedged derivative and accordingly, changes in its fair value are adjusted through the statement of operations. The Company issued derivative financial instruments during the fourth quarter of 2001 in connection with its issuance of Series D Convertible Preferred Shares. See also Note 14 — Financing Transaction.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Software Costs for Internal Use

      The Company capitalizes costs related to software for internal use. These costs primarily include purchased software and qualifying external consulting fees and the amortization of these costs is included in general and administrative expenses. During 2000 and 2001, approximately $2.1 million and $1.5 million of cost, respectively, related to internal use software was capitalized, and amortization of $283,000 and $1.0 million, respectively, was charged to expense. There were no amounts capitalized or charged to amortization expense during 1999.

     Software Costs for Products

      Development costs related to software products are expensed as incurred, as research and development costs, until technological feasibility of the product has been established. The Company has defined the establishment of technological feasibility as the completion of a working model. There is typically a relatively short time period between technological feasibility and product release, and the amount of costs incurred during such period is insignificant; as a result, capitalization of software development costs has been infrequent and insignificant. During 2000, approximately $800,000 was capitalized related to software development costs. These costs are being amortized over three years, with amortization of $267,000 recorded in 2001. There were no amounts capitalized during 1999 and 2001 and there was no amortization expense during 1999 and 2000.

     Intangible Assets

      Identifiable intangible assets result from the application of the purchase method of accounting for the Company’s acquisitions and are composed of the amounts allocated as of the acquisition date based on the fair value of assembled workforce, customer base and acquired technology. The excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired is recorded as goodwill. The Company also capitalizes, as intangible assets, the value of deferred advertising costs incurred in connection with warrants to purchase stock issued to strategic partners. Intangible assets are stated net of accumulated amortization and were amortized on a straight-line basis over their expected useful lives ranging from two to eight years. The Company periodically evaluates the reasonableness of the remaining useful lives of intangible assets based upon an analysis of current operating contributions and business plans.

     Valuation of Long-Lived Assets

      The Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever the evaluation demonstrates that the carrying amount of a long-lived asset is not recoverable. The Company measures an impairment loss based upon a projected discounted cash flow method using a discount rate primarily based upon its weighted average cost of capital and that of comparable companies. See also Note 7 — Property and Equipment, Note 8 — Intangible Assets and Note 16 — Impairment of Long-Lived Assets.

     Revenue Recognition

      The Company recognizes revenue related to the sale of the Company’s licensed software products, hosted messaging and communication services, professional services and post-contract customer maintenance and support services. Revenue is recognized once the related products on services have been delivered and collection of all fees is considered probable.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     License Revenues

      Software license. The Company derives software license revenues from perpetual and term licenses for our messaging, collaboration and identity management solutions. License revenues are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software to the customer has occurred and the collection of a fixed or determinable license fee is considered probable.

      The Company’s revenue recognition policies require that revenue recognized from software arrangements be allocated to each element of the arrangement based on the fair values of the elements, such as software products, upgrades and enhancements, post contract customer support, installation, training or other services. License software sales that involve multiple elements, including software license and undelivered maintenance and support and professional services, are recognized such that we allocate revenue to each component of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements. The vendor specific objective evidence of fair values for the ongoing maintenance obligations are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. Vendor specific objective evidence of the fair value of other services, primarily professional services, is based upon substantive rates stated in the contractual arrangements or upon separate sales of these services at substantive rates.

      If a multiple element arrangement includes services that are deemed essential to the functionality of a delivered element, we recognize the entire arrangement fee using the percentage of completion method. Under this method, individual contract revenues are recorded based on the percentage relationship of the contract costs incurred as compared to management’s estimate of the total cost to complete the contract. If fair value cannot be determined for more than one individual element of a multiple element arrangement, revenue is recognized ratably over the term of the agreement.

      License fees are also received from resellers under arrangements that do not provide product return or exchange rights. Revenues from reseller agreements may include a nonrefundable, advance royalty which is payable upon the signing of the contract and license fees based on the contracted value of our products purchased by the reseller. Guaranteed license fees from resellers, where no right of return exists, are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software has occurred and the collection of a fixed or determinable license fee is considered probable. Non-guaranteed per-copy license fees from resellers are initially deferred and are recognized when they are reported as sold to end-users by the reseller.

     Service Revenues

      Hosted messaging services. The Company derives hosted messaging revenues from fees for hosting services it offers related to its messaging and collaboration solutions. These are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a monthly basis over the term of the contract beginning with the month in which service delivery starts. Amounts billed or received in advance of service delivery, including but not limited to branding and set-up fees, are initially deferred and subsequently recognized on a ratable basis over the expected term of the relationship beginning with the month in which service delivery starts.

      Professional services. The Company derives professional service revenues from fees primarily related to training, installation and configuration services. The associated revenues are recognized in the period in which the services are performed.

      Maintenance and support. The Company derives maintenance and support service revenues for fees from post-contract customer support agreements associated with product licenses. Such services typically include rights to future update and upgrade product releases and dial-up phone services. Fees are deferred and recognized ratably over the term of the support contract, generally one year.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Advertising Expense

      Advertising and promotion costs are generally expensed as incurred. Costs associated with the development of print or other media campaigns are deferred until the period that includes the first commercial use of the media campaign. Costs associated with industry trade shows and customer conferences are deferred until the period that includes the applicable trade show or conference. Advertising costs totaled $414,000, $1,300,000 and $648,000 during 1999, 2000 and 2001, respectively.

     Research and Development

      Research and development costs include expenses incurred by the Company to develop and enhance its portfolio of messaging, collaboration and identity management solutions. Research and development costs, including acquired in-process research and development costs, are recognized as expense, as incurred.

     Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense for fixed options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 096-18. The shares underlying warrants for which vesting is considered probable are remeasured at each reporting date until a measurement date occurs, at which time the fair value of the warrant is fixed. The related charge is amortized over the estimated term of the relationship. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not. Currently, all related amortization has been recognized as advertising expense over the term of the estimated benefit period. See also Note 8 — Intangible Assets.

     Income Taxes

      Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are more likely than not to be realized.

     Net Loss per Share

      Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase by the Company and shares held in escrow in connection with certain acquisition agreements are excluded from the basic calculation. Diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of each class of potential common shares is dilutive. Potential common shares include restricted Common Stock, shares held in escrow, and incremental Common and Preferred shares issuable upon the exercise of stock options and warrants and upon conversion of Series A,

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Series B and Series D Preferred Shares, Mandatorily Redeemable Preferred Shares and the 5 3/4% Convertible Subordinated Notes.

     Comprehensive Income

      The Company accounts for and reports comprehensive income or loss and its components in its financial statements. Comprehensive income or loss, as defined, includes the Company’s net income or loss and all other changes in equity (net assets) during the period from non-owner sources.

     Foreign Currency

      The Company considers the local currencies of each of its foreign operations to be the functional currency in those operations. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are charged or credited to other comprehensive income, a component of shareholders’ equity. Gains and losses on foreign currency transactions are included in non-operating income and expense.

     Segment and Geographic Information

      The Company does not currently manage its business in a manner that requires it to report financial results on a segment basis. The Company currently operates in one segment: Internet messaging and communication products and services and management uses one measure of profitability. See also Note 19 — Product and Geographic Information.

     Reclassifications

      Certain amounts previously reported have been reclassified to conform to the current period presentation.

     Liquidity

      Since inception, the Company has incurred aggregate consolidated net losses of approximately $2.1 billion, which includes $1.3 billion related to the impairment of long-lived assets, $444.5 million related to non-cash charges associated with the Company’s ten acquisitions and $163.5 million related to non-cash stock-based compensation expenses. During 2001, the Company completed a three-part restructuring plan that included (i) the termination of non-core products and services; (ii) a reduction in headcount; and (iii) a consolidation of facilities. In addition, the Company completed a financing transaction that resulted in net cash proceeds of approximately $27 million and the retirement of approximately $65 million of face value of our 5 3/4 Convertible Subordinated Notes. Also, during 2001 the Company retired an additional $197 million of face value of our 5 3/4 Convertible Subordinated Notes.

      The Company’s revenues generated from the sale of our products and services may not increase to a level that exceeds our operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Accordingly, our cash flow from operations may continue to be negatively impacted. We believe that our cash, cash equivalents and anticipated cash from operations will be sufficient to maintain current and planned operations for at least the next twelve months. Failure to generate sufficient revenues, raise additional capital or reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

     Recent accounting pronouncements

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and goodwill and other intangible assets subsequent to their acquisition. This Statement supersedes APB Opinion No. 17, Intangible Assets. Under the provisions of this Statement, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill shall not be amortized. Goodwill shall be tested for impairment on an annual basis and between annual tests in certain circumstances at a level of reporting referred to as a reporting unit. This Statement is required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this Statement. Upon adoption, approximately $5.5 million related to acquired workforce and goodwill will no longer be amortized, however we will annually test them for impairment, if not on a more frequent basis.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for under the purchase method for which the date of acquisition is July 1, 2001, or later. We have engaged in significant acquisition activity in the past, including business combinations. The provisions of this Statement would require all future business combinations to be accounted for using the purchase method.

      In May 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers, without charge, which the customer can use in, or exercise as a result of, a single exchange transaction. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is an adjustment to the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s results of operations, or, a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost of expense when recognized in the vendor’s results of operations. In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by a

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22, Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The Company does not expect the adoption of these issues to have a significant impact on its financial statements.

Note 2 — Acquisitions

      During 1999 and 2000, the Company completed ten acquisitions. There were no acquisitions completed during 2001. These acquisitions have been accounted for using the purchase method of accounting and were as follows:

•	Operating assets of the Connect Service business of Fabrik Communications, including the ongoing business operations and customer relationships;

•	dotOne Corporation, a corporate email messaging service provider;

•	Amplitude Software Corporation, a provider of business-to-business Internet calendaring and resource scheduling solutions;

•	Xeti, Inc., a developer of standards-based public key infrastructure solutions;

•	FaxNet Corporation, a outsource supplier of carrier-class enhanced fax and integrated messaging solutions;

•	ISOCOR Corporation, a supplier of Internet messaging, directory and meta-directory software solutions;

•	The docSpace Company, a provider of web-based services for secure file delivery, storage and collaboration;

•	RemarQ Communities, Inc., a provider of Internet collaboration services for corporations, web portals and Internet service providers;

•	Netmosphere, Inc., a provider of e-Business solutions for project collaboration and communications;

•	PeerLogic, Inc., a provider of directory and enterprise application integration software.

	Acquired Company

	Fabrik	dotOne	Amplitude	Xeti	FaxNet	ISOCOR	docSpace	RemarQ	Netmosphere	PeerLogic

	(in thousands)
Acquisition date	5/26/99	7/12/99	8/31/99	11/24/99	12/6/99	1/19/00	3/8/00	3/30/00	6/26/00	9/26/00
Shares issued	109	641	4,107	274	2,845	5,030	3,806	3,868	1,008	6,120
Purchase price:
Value of shares issued	$8,000	$35,000	$141,300	$18,500	$152,400	$226,700	$218,000	$259,300	$33,000	$374,700
Value of options assumed	—	3,200	22,000	3,100	7,300	37,200	—	7,700	6,700	63,400
Cash	12,000	17,500	45,000	2,000	20,000	—	30,000	—	—	3,000
Transaction costs	100	1,300	6,100	200	7,900	13,500	10,000	600	1,600	4,000

Total purchase price	$20,100	$57,000	$214,400	$23,800	$187,600	$277,400	$258,000	$267,600	$41,300	$445,100

Purchase price allocation:
Property and equipment	$500	$—	$—	$—	$—	$—	$—	$—	$—	$—
Customer base	2,100	4,600	600	—	5,500	9,800	—	5,900	9,000	5,500
Assembled workforce	400	1,500	3,800	360	900	3,400	500	3,300	1,400	7,400
In-process technology	—	—	—	—	—	200	—	—	—	3,500
Existing technology	—	600	4,100	540	6,100	18,300	21,500	4,500	3,600	30,300
Unvested/assumed options	—	—	—	—	—	—	—	—	—	28,300
Assets/(Liabilities)	—	(1,700)	4,400	200	(10,100)	18,700	(7,100)	7,800	(1,000)	(18,650)
Goodwill	17,100	52,000	201,500	22,700	185,200	227,000	243,100	246,100	28,300	388,750

Total purchase price	$20,100	$57,000	$214,400	$23,800	$187,600	$277,400	$258,000	$267,600	$41,300	$445,100

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Acquired In-Process Research and Development

      In connection with the acquisitions of ISOCOR and PeerLogic during 2000, the Company recognized $3.7 million representing the value attributable to acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. These values were determined by estimating the future net cash flows of the acquired in-process research and development over their respective estimated useful lives and discounting the net cash flows back to their present value. At December 31, 2001, actual results were consistent, in all material respects, with our assumptions at the time of the acquisitions. All acquired in-process research and development was expensed at the date of acquisition. No amounts were recognized resulting from acquired in-process research and development during 1999 or 2001.

     Pro Forma Results (Unaudited)

      The following unaudited pro forma summary presents the Company’s consolidated results of operations for 1999 and 2000 as if the acquisitions had been consummated at January 1, 1999. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets and the accretion of the acquisition-related retention bonuses.

	1999	2000

Year Ended December 31
(in thousands, except per share amounts)
Net revenues	$97,466	$154,382
Net loss	$(705,114)	$(1,532,958)
Net loss per share:
Basic and diluted	$(14.79)	$(20.91)

      The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

Note 3 — Retention Related Bonuses

      In connection with the acquisitions of dotOne, Amplitude, Xeti, FaxNet, ISOCOR, and docSpace, the Company established a retention bonus program in the aggregate amount of $20.7 million to provide incentives for certain former employees of these companies to continue their employment with the Company. Payments of bonuses to designated employees occurs on the six-month, twelve-month or eighteen-month anniversary date of the acquisition, depending on the program, unless the designated employee voluntarily terminates employment with the Company prior to the respective acquisition’s applicable anniversary. A ratable share of the adjusted eligible bonus amount has been accrued and charged to compensation expense over the respective six, twelve or eighteen month period commencing on the date the bonuses were granted. There were no acquisition-related retention bonuses granted during 2001.

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

      As of December 31, 2000, the aggregate, adjusted eligible bonus amount was $4.9 million and the ratable charge to compensation expense for the year then ended was $9.3 million. Based on the functions of the employees scheduled to receive acquisition bonuses in 2000, $1.0 million of the compensation charge was allocated to cost of net revenues and the remaining $8.3 million was allocated to operating expenses. Additionally, during 2000, approximately $790,000 was recognized as employee severance expense, resulting

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from acceleration of the required one year vesting period in the third quarter of 2000. See also Note 4 — Strategic Restructuring and Employee Severance. During 2000, $11.6 million was paid in acquisition-related retention bonuses and $2.5 million was accrued as of the year then ended.

      As of December 31, 2001, the aggregate, adjusted eligible bonus amount was $1.9 million and the ratable charge to compensation expense for the year then ended was $1.4 million. Based on the functions of the employees scheduled to receive acquisition bonuses in 2001, this amount was charged to operating expenses. In March 2001, the Company announced an employee retention bonus program designed to provide incentives for current employees of Critical Path to continue their employment with the Company. The Company did not incur or pay any cost related to this program, as none of the financial metrics were achieved.

Note 4 — Strategic Restructuring and Employee Severance

      In July 2000, the Company announced a plan to reduce its worldwide employee headcount by approximately 113 employees or 11%. This employee reduction plan was executed with the intent to realize various synergies gained through the nine acquisitions the Company completed in 1999 and the first half of 2000. During 2000, the Company recognized a charge for severance-related costs totaling $6.7 million, composed of $3.3 million in cash charges and $3.4 million in stock-based compensation expense, which resulted from the acceleration of certain employee stock options in connection with the Company’s employee reduction plan. During 2000, the Company paid all amounts related to employee severance.

      In April 2001, the Company announced a three part strategic restructuring plan that involved reorganizing Critical Path’s product and service offerings around a group of core communication solutions. The three elements of the plan include: (i) focusing on core communication solutions; (ii) workforce reduction; and (iii) facilities and operations consolidation. Additionally, the Company has implemented an aggressive expense management plan to further reduce operating costs while maintaining strong customer service for its core solutions. The Company completed its restructuring plan in 2001, including the divestiture of all of its non-core products and services, a 44% reduction in headcount, a 65% reduction in facilities and the implementation of other cost cutting measures, resulting in a significant reduction in overall operating expenses. The non-core products and services comprised approximately 26% and 21% of total revenues in the years ended December 31, 2000 and 2001. These products and services will be an insignificant part of the Company’s revenue stream going forward.

     Refocusing on Core Communications Solutions

      The Company considers its core communication solutions to be its messaging, collaboration and identity management solutions, including mail, calendar, address book, file storage, secure delivery, directory and meta-directory, and access services supporting wireline and wireless users. Restructuring charges associated with this refocusing of our products and services consisted primarily of contract termination fees, gains and losses related to asset sales and dispositions, and lease termination fees. During 2001, the Company sold or discontinued all of its non-core products and services. As a result of these transactions a net gain of $1.0 million was recorded for the year ended December 31, 2001.

     Reduction of Workforce, Facility and Other Expenses

      The Company reduced its headcount from 1,011 employees at March 31, 2001 to 562 employees at December 31, 2001, and consolidated our facilities from 77 at December 31, 2001 to 27 at December 31, 2001. Charges related to the headcount reduction consisted primarily of the payment of severance and fringe benefits, and aggregated approximately $10.3 million during 2001. Included in this charge was approximately $1.5 million related to the forgiveness of a note receivable from one of the Company’s former executives. Lease terminations and facility consolidation related charges consisted primarily of lease termination costs, future lease payments and related fees, and aggregated approximately $9.0 million during 2001.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Summary of Fiscal Year 2001 Restructuring Costs

			Cash	Liabilities at
	Total	Noncash	Payments	December 31,
	Charge	Charges	(Receipts)	2001(1)

	(in millions)
Workforce reduction	$10.3	$1.3	$8.9	$0.1
Facility and operations consolidation and other charges	9.0	5.5	1.6	1.9
Non-core product and service sales and divestitures	(1.0)	1.1	(2.3)	0.2

Total	$18.3	$7.9	$8.2	$2.2

(1)	These restructuring obligations are expected to be paid during the first quarter of 2002

Note 5 — Accounts Receivable

December 31	2000	2001

	(in thousands)
Accounts receivable	$42,463	$27,874
Allowance for doubtful accounts	(3,525)	(1,182)

Accounts receivable, net	$38,938	$26,692

      The provision for doubtful accounts was $446,000, $3.2 million and $5.1 million in 1999, 2000 and 2001, respectively.

Note 6 — Investments

		Net	(1)Net
	Cost	Unrealized	Realized	Estimated
December 31, 2000	Basis	Gain (Loss)	Gain(Loss)	Fair Value

(in thousands)
Long-term investments
Marketable securities	$3,510	$—	$(2,601)	$909
Non-marketable securities	24,200	—	(20,988)	3,212
Investment in Critical Path Pacific, equity method	7,508	—	(1,019)	6,489

	$35,218	$—	$(24,608)	$10,610

December 31, 2001

(in thousands)
Short-term investments
Marketable securities	$9,702	$96	$—	$9,798

Long-term investments
Marketable securities	$1,883	$(790)	$—	$1,093
Non-marketable securities	2,202	—	(702)	1,500
Investment in Critical Path Pacific, equity method	7,508	—	(2,886)	4,622

	$11,593	$(790)	$(3,588)	$7,215

(1)	Includes write-downs related to other-than-temporary impairment of $23.6 million and $702,000 during 2000 and 2001, respectively.

      The Company’s investments consist of both short-term and long-term investments. Short-term investments are primarily comprised of low risk government securities and corporate bonds. Long-term investments are primarily comprised of strategic equity investments in corporate partners, certain of which are publicly traded and marketable and certain of which are privately held and non-marketable. The Company’s investments in marketable securities are stated at fair value, which is based on quoted market prices.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in non-marketable securities are stated at fair value, based on initial cost of the investment and periodic review for impairment. Adjustments to the fair value of these investments are recorded as a component of other comprehensive income. All investments are periodically evaluated for other-than-temporary impairment.

      In June 2000, the Company established a joint venture, Critical Path Pacific, Inc. (“CP Pacific”), with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. The Company invested $7.5 million and holds a 40% ownership interest in the joint venture. This investment is being accounted for using the equity method. During 2000 and 2001, the Company recorded equity in net loss of joint venture of approximately $1.0 million and $1.9 million, respectively.

      During 2000, the Company determined that the impairment of certain of these investments was deemed to be other-than-temporary and recorded a write down of $23.6 million, consisting of $2.6 million in investments in marketable securities and $21.0 million in investments in non-marketable securities. Additionally, during 2001 the Company recorded write-downs of $702,000 related to additional other-than-temporary impairments of certain non-marketable securities.

Note 7 — Property and Equipment

December 31	2000	2001

	(in thousands)
Computer equipment and software	$124,413	$109,543
Furniture and fixtures	6,245	9,822
Leasehold improvements	4,002	2,180

	134,660	121,545
Less: Accumulated depreciation	(49,356)	(85,260)

	$85,304	$36,285

      At December 31, 2000 and 2001, property and equipment included $21.5 million and $2.9 million of assets under capital leases, respectively, and accumulated depreciation totaled $13.6 million and $1.4 million at December 31, 2000 and 2001, respectively. All assets under capital lease relate to computer equipment and software.

      Depreciation expense totaled $8.1 million, $34.4 million and $43.0 million during 1999, 2000, and 2001, respectively.

Note 8 — Intangible Assets

December 31	2000	2001

	(in thousands)
Strategic Relationships — Warrants	$46,755	$38,660
Existing technology	45,372	39,748
Customer base	20,971	12,493
Assembled workforce	10,270	8,930
Patent license	726	726
Goodwill	—	1,983

	124,094	102,540
Less: Accumulated amortization	—	(53,899)

	$124,094	$48,641

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Amortization expense was $32.3 million, $374.0 million and $34.5 million in 1999, 2000 and 2001. Based on the types of identifiable intangibles acquired, during 2000 and 2001 amortization expense of $18.1 million and $21.3 million was allocated to cost of net revenues, respectively, and during 1999, 2000 and 2001 amortization expense of $32.3 million, $355.9 million and $13.2 million was allocated to operating expenses, respectively. During 2000, the Company also recognized $3.7 million of acquired in-process research and development costs in the period the transaction was consummated. Additionally, a $1.3 billion impairment charge to reduce goodwill and other intangible assets was recognized in 2000. The remaining identifiable intangible assets primarily relate to existing technology for some of the Company’s licensed products, which were acquired in 2000, and certain amounts related to assembled work forces, which were acquired in 1999 and 2000. Intangible assets amounted to approximately $124.1 million and $48.6 million as of December 31, 2000 and 2001, respectively. Intangible assets are expected to be fully amortized by the end of the fourth quarter of 2002. See also Note 16 — Impairment of Long-Lived Assets.

     Warrants

          ICQ

      In January 1999, the Company entered into an agreement with ICQ, Inc., a subsidiary of AOL Time Warner, pursuant to which the Company provides email hosting services that are integrated with ICQ’s instant messaging service provided to ICQ’s customers. As part of the agreement, ICQ agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase 2,442,766 shares of Series B Preferred Stock, issuable upon attainment of each of five milestones.

      As of April 9, 2000, all five milestones had been attained and all related warrants were exercised during 2000 in two net exercises of 766,674 and 1,441,067 shares. Using the Black-Scholes option-pricing model and assuming a term of seven years and expected volatility of 90%, the final revised aggregate fair value of all vested warrants was $93.8 million, which was being amortized to advertising expense using the straight-line method over four years. Aggregate charges to stock-based expenses of $27.4 million, $19.5 million and $14.7 million were recorded during 1999, 2000 and 2001, respectively, related to these warrants. During the fourth quarter of 2000, the Company recorded an impairment charge of $16.8 million bringing the adjusted fair value to approximately $30.1 million to be amortized over the remaining benefit period. See also Note 16 — Impairment of Long-Lived Assets.

          Qwest Communications Corporation

      In October 1999, the Company entered into an agreement with Qwest Communications Corporation, a telecommunications company, pursuant to which the Company agreed to provide email hosting services to Qwest’s customers. As part of the agreement, Qwest agreed to provide sub-branded advertising for Critical Path in exchange for warrants to purchase up to a maximum of 3,534,540 shares of Common Stock upon attainment of each of six milestones.

      The shares underlying the milestones for which achievement is considered probable are remeasured at each subsequent reporting date, beginning at December 31, 1999, until each sub-branded Qwest mailbox registration threshold is achieved and the related warrant shares vest, at which time the fair value attributable to that tranche of the warrant is fixed. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not.

      In October 1999, the first of the six milestones had been attained. Using the Black-Scholes option-pricing model and assuming a term of 5 years and expected volatility of 90%, the final revised aggregate fair value of the vested warrants associated with the first milestone approximated $22.2 million, which is being amortized

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to advertising expense using the straight-line method over three years. The Company expects that future changes in the trading price of the Company’s Common Stock at the end of each quarter, and at the time certain milestones are considered probable and achieved, may cause additional substantial changes in the ultimate amount of the related stock-based charges.

      As of December 31, 2001, only the first of the six milestones had been attained. None of the remaining milestones are considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones has not been recognized. During 1999, 2000 and 2001, $1.5 million, $7.4 million and $4.6 million, respectively, was charged to stock-based expense related to the vested warrants. During the fourth quarter of 2000, the Company recorded an impairment charge of $4.8 million. See also Note 16 — Impairment of Long-Lived Assets. The fair value at December 31, 2000 and 2001, was approximately $8.6 million and $4.6 million and will be fully amortized by the end of the fourth quarter of 2002.

          Worldsport Network Ltd.

      In December 1999, the Company entered into an agreement with Worldsport Network Ltd., the sole and exclusive provider of Internet solutions for the General Association of International Sports Federations (“GAISF”) and a majority of the international federations it recognizes. Under the terms of the agreement, Worldsport offers the Company’s web-based email and calendaring services to the GAISF network and its members. As part of the agreement, Worldsport agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase up to a 1.25% equity interest in the Company on a fully diluted basis upon attainment of each of five milestones based on the number of email boxes for which Worldsport registers and provides sub-branding. The warrants are exercisable for five years after becoming vested. Any warrants not vested within five years of the date of the agreement will be cancelled. The Company believes that this agreement could have a significant current and potential future impact on the Company’s results of operations. However, Worldsport ceased operations and filed for bankruptcy during 2000 and the Company continues to believe the warrants will ultimately expire unvested and unexercised.

     Lessor Warrants

      In December 1999, the Company entered into an agreement with one of its lessors, in connection with an office lease, pursuant to which the lessor was issued warrants to purchase up to a maximum of 25,000 shares of the Company’s Common Stock. The warrants may be exercised beginning January 1, 2000 through December 20, 2006 at a price of $90.00 per share. The warrants vest at the beginning of each month on a straight-line basis in the amount of 521 shares per month.

      Using the Black-Scholes option pricing model and assuming a term of six years and expected volatility of 90%, the fair value of the warrants on the effective date of the agreement approximated $2.0 million, which is being amortized to general and administrative expenses using the straight-line method over ten years beginning January 2000. During 2000 and 2001, approximately $200,000 was charged to stock-based expense related to the vested warrants, respectively.

          Telco

      In January 2000, docSpace entered into an agreement with a major telecommunications company (“Telco”) pursuant to which docSpace would provide secure messaging services to the Telco’s customers. As part of the agreement, Telco agreed to provide marketing, publicity, and promotional services to docSpace. As a result of the completion of the Company’s acquisition of docSpace, the Company assumed warrants that allowed Telco to purchase up to a maximum of 349,123 shares of the Company’s Common Stock upon attainment of each of three milestones.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Subsequent to the acquisition, the Company entered into discussions with Telco to modify their relationship. Accordingly, the vesting provisions of the proposed agreement were modified to reflect the requirements of the new relationship.

      As of December 31, 2001, none of the vesting milestones of the original agreement had been attained and none of the milestones are considered probable of issuance. Accordingly no deferred compensation associated with the warrants has been recognized.

      The Company expects that future changes in the trading price of the Company’s Common Stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based charges.

Note 9 — Related Party Transactions

     Vectis Group, LLC

      In March 2001, the Company entered into certain agreements with Vectis Group, LLC (“Vectis Group”) to engage Vectis Group to act as an advisor to the Company with respect to various strategic alternatives the Company was exploring and to assist with other management related services. As part of the agreement, Vectis Group agreed to provide consulting services to the Company in exchange for a monthly retainer fee, potential transaction — based fees associated with certain strategic asset sales and investments in Critical Path and immediately exercisable warrants to purchase 500,000 shares of the Company’s Common Stock with an exercise price of $2.00 per share, issuable upon execution of the agreement. Using the Black-Scholes option-pricing model and assuming a term of three years, the term of the agreement, and expected volatility of 215%, the initial and final fair value of the warrant on the effective date of the agreement approximated $732,000, which was recognized upon the execution of the agreement in March 2001, because the relationship is terminable at any time. During the term of the agreement, we paid Vectis Group an aggregate of approximately $1.1 million in monthly retainer fees and expenses and approximately $3.1 million in transactional fees, including approximately $2.75 million in connection with our recent preferred stock financing transaction, in which Vectis Group participated as one of several investors in this transaction led by General Atlantic Partners and its affiliates. See also Note 14 — Financing Transaction. William McGlashan, Jr., a principal in Vectis Group, and a member of the Board of Directors of the Company, was appointed interim President and Chief Operating Officer in April 2001 and was later appointed Vice Chairman and Chief Executive Officer. Effective September 30, 2001, the Company terminated its agreements with Vectis Group for consulting and other transactional services. In connection with the termination of the agreements, certain other employees of Vectis Group have become employees of Critical Path. Although the agreements were terminated, certain obligations under the agreement survived, including the transaction fee paid in connection with the Company’s recent financing transaction and related indemnification obligations. The total potential remaining fees payable aggregate between zero and $135,000.

  Notes receivable from shareholders

      During 1998, the Company issued a full recourse note to a shareholder and former Chief Executive Officer, Douglas Hickey, equal to $1.06 million. Mr. Hickey’s full recourse note accrues interest at the rate of 4.51% per annum and is secured by shares of the Company’s Common Stock owned by Mr. Hickey. In February 2001, Mr. Hickey terminated his employment with the Company. In connection with the termination, the repayment of the $1.06 million note receivable and accrued interest was extended to May 9, 2002. As of December 31, 2000 and 2001, accrued interest totaled $109,000 and $158,000, respectively. Mr. Hickey repaid this note in full with interest in March 2002.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Notes receivable from officers

      During 1998, the Company issued a note receivable to a shareholder and former Chief Executive Officer, Douglas Hickey, equal to $500,000. Mr. Hickey’s non-recourse note accrues interest at the rate of 4.51% per annum. In February 2001, Mr. Hickey terminated his employment with the Company. In connection with the termination, the repayment of the $500,000 note receivable and accrued interest was extended to March 9, 2002. As of December 31, 2000 and 2001, accrued interest totaled $51,000 and $73,000, respectively. Mr. Hickey repaid this note in full with interest in March 2002.

      During 2000, the Company issued a note receivable to a former Chief Financial Officer, Lawrence Reinhold, equal to $1.7 million. Reinhold’s full recourse note accrued interest at the rate of 6.0% per annum and both principal and interest were scheduled to be forgiven over a specified period. During Mr. Reinhold’s employment with Critical Path approximately $270,000 of principal and interest was forgiven, consistent with the terms of the note. The repayment of the outstanding loan was subject to certain change of control and employment termination criteria. In August 2001, Mr. Reinhold terminated his employment with the Company. In connection with the termination all outstanding principal and interest of $1.5 million was forgiven by the Company.

      During 2001 and in connection with each of their respective employment agreements, the Company made loans and held notes receivable from David C. Hayden, Executive Chairman, and Pierre Van Beneden, President, totaling $1.5 million and $350,000, respectively. Hayden’s full recourse note accrues interest at the rate of 6.75% per annum and shall be repaid by the achievement of performance-based milestones described in Mr. Hayden’s employment agreement and performance loan agreement. Mr. Van Beneden’s loan is interest free for the first year and will be forgiven in monthly installments over the first year of Van Beneden’s employment, resulting in a compensation charge to operating expense ratably over the first twelve months of his employment. In the event of Mr. Van Beneden’s departure prior to one year from the date of employment, the note shall be repayable and interest due in accordance with the terms of his employment agreement. Mr. Van Beneden’s employment agreement and loan was not effective until October 8, 2001. As of December 31, 2001, accrued interest totaled $40,000 related to the note to Mr. Hayden.

      In December 2001, the Board approved a full recourse loan to William E. McGlashan, Jr. Board of up to $4.0 million in connection with the purchase of a principal residence in the San Francisco Bay Area. The loan is to be secured by the residence, and to the extent necessary should an appraisal of the property equal less than 120% of the loan’s value, by Mr. McGlashan’s personal shareholdings pledged to the Company, such that the amount outstanding shall be at all times secured by at least 120% of the principal outstanding. Interest on the loan is Applicable Prime Rate deferred until principal is due, over a 10 year term. The loan shall be forgiven upon a defined Change of Control event. In the event Mr. McGlashan terminates employment either by voluntary resignation or for Cause, the loan shall be due and payable, with interest, no later than 12 months following such termination. In the event Mr. McGlashan is terminated for any reason other than Cause, the loan shall remain outstanding for the remainder of its terms. The Company has not yet funded the loan and as such no accrued interest was outstanding as of December 31, 2001.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Revenues

      The following is a summary of revenues and receivables associated with related parties:

	Revenues			Receivables

Year Ended December 31	1999	2000	2001	1999	2000	2001

	(In thousands)
E*TRADE	$2,423	$395	$1,724	$1,055	$42	$1,591
US West	460	5,806	2,647	426	460	21
ICQ	267	240	237	267	105	60

	$3,150	$6,441	$4,608	$1,748	$607	$1,672

  Expenses

      During 2000, the Company leased an aircraft, for use by certain officers of the Company, from D Squared LLC, in which Douglas Hickey and David Thatcher, the Company’s former Chief Executive Officer and former President, respectively, had a direct investment. The aggregate amount billed to the Company for the use of the aircraft or other aircraft arranged through D Squared LLC aggregated approximately $337,000. There were no amounts in 1999 and 2001.

Note 10 — Convertible Subordinated Notes

      During 2000, the Company issued $300.0 million of five-year, 5 3/4% Convertible Subordinated Notes (“Notes”) due April 2005, to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Holders may convert the Notes into shares of Common Stock at any time before their maturity or the business day before their redemption or repurchase by the Company. The conversion rate is 9.8546 shares per $1,000 principal amount of Notes subject to adjustment in certain circumstances. This rate is equivalent to a conversion price of approximately $101.48 per share. On or after the third business day after April 1, 2003, through March 31, 2004, the Company has the option to redeem all or a portion of the Notes that have not been previously converted at the redemption price equal to 102.30% of the principal amount. During the period from April 1, 2004 through March 31, 2005, the Company has the option to redeem all or a portion of the Notes that have been previously converted at the redemption price equal to 101.15% of the principal amount. Thereafter the redemption price is equal to 100% of the principal amount. The Notes are non-callable for three years. In the event of a “Change in Control,” as defined in Notes’ Offering Circular, the Notes holders have the option of requiring the Company to repurchase any Notes held at a price of 100% of the principal amount of the Notes plus accrued interest to the date of repurchase.

      The Company incurred approximately $10.8 million in debt issuance costs, consisting primarily of underwriting discount and legal and other professional fees. These costs have been capitalized and will be recognized as a component of interest expense on a straight-line basis, which approximates the effective interest method, over the five-year term of the Notes. During 2000 and 2001, the Company recorded interest expense related to these debt issuance costs of $1.6 million and $1.5 million, respectively.

      Interest is payable on April 1 and October 1 of each year. As of December 31, 2000 and 2001, there was approximately $4.3 million and $600,000 in interest payable, respectively. During 2000 and 2001, the Company recorded interest expense related to the Notes of $13.0 million and $12.1 million, respectively. The Notes are subordinated in right of payment to all senior debt of the Company and effectively subordinated to all existing and future debt and other liabilities of the Company’s subsidiaries.

      During 2001, the Company retired $261.4 million of face value of the Notes, which resulted in an extraordinary gain on retirement of $179.3 million, inclusive of $6.8 million in write downs of related debt issuance costs. The Company used cash of $53.1 million and equity in order to retire the Notes, inclusive of

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $4.4 million in accrued interest. See also Note 14 — Financing Transaction. As of December 31, 2000 and 2001 the total balance outstanding was $300.0 million and $38.4 million, respectively. These Notes are carried at cost and had an approximate fair value at December 31, 2001 of $21.5 million.

Note 11 — Income Taxes

      The Company did not provide any deferred federal or state income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred net tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

      The Company experienced extraordinary gains of $179.3 million relating to the retirement of the Company’s convertible subordinated notes. These gains are reported net of any tax consequences. The extraordinary gain recognition gave rise to alternative minimum tax of $1.6 million for federal and state purposes.

      At December 31, 2001, the Company had approximately $239 million of federal and $107 million state net operating loss carryforwards available to offset future taxable income. Federal and state net operating loss carryforwards expire in varying amounts through 2021 for federal and 2008 for state purposes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. These carryforwards will begin to expire at various times starting in 2013 and 2006 for federal and state tax purposes, respectively.

      Since inception, the Company has incurred several ownership changes which has limited the Company’s ability to utilize loss carryforwards as defined in IRC Section 382. Based on the most current change, the losses are subject to a limitation of $324 billion per year. The Company believes the limitation should not have a material effect on the future utilization of the losses.

      At December 31, 2001, the Company also had research and development credit carryforwards of approximately $7.2 million for federal and state purposes. The research and development credit carryforwards expire through 2021 for federal purposes, and do not expire for state purposes.

      The components of the provision for income taxes are as follows (in thousands):

December 31	2000	2001

Current:
Federal	—	—
State	—	—
Foreign	6,513	5,606
Extraordinary Item Income Tax	—	1,600

	6,513	7,206

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Deferred tax assets (liabilities) consist of the following (in thousands):

December 31	2000	2001

Deferred Tax Assets
Net Operating Loss Carryforwards	98,254	87,381
Tax Credits	6,442	13,321
Fixed Assets	1,085	7,043
Accrued Liabilities	15,490	4,828

Total Deferred Tax Assets	121,271	112,573
Deferred Tax Liability
Intangible Assets	(26,917)	(8,758)

	(26,917)	(8,758)

Gross Deferred Tax Asset	94,354	103,815

Valuation Allowance	(94,354)	(103,815)

Net Deferred Tax Assets	—	—

      Reconciliation of the statutory federal income tax to the Company’s effective tax:

December 31	2000	2001

Tax at federal statutory rate	(34)%	(34)%
State, net of federal benefit	(1)%	(2)%
Stock based expenses	—%	17%
Goodwill amortization	7%	—%
Intangible asset write off	24%	—%
Research and development credits	—%	(2)%
Change in valuation allowance	4%	16%
Foreign Taxes	—%	5%
Warrant Amortization	—%	9%

Provision for Taxes	—%	9%

Note 12 — Commitments and Contingencies

  Leases

      The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2011. Rent expense during 1999, 2000 and 2001, totaled $1.3 million, $5.8 million and $5.4 million, respectively.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Year Ending December 31
2002	$1,232	$5,819
2003	536	5,290
2004	313	5,028
2005	—	4,514
2006 and beyond	—	21,541

Total minimum lease payments	$2,081	$42,192

Less: Amount representing interest	(224)
Unamortized discount	—

Present value of capital lease obligations	$1,857
Less: Current portion	(1,043)

Long-term portion of capital lease obligations	$814

  Equipment Lease Lines

      In 1998, the Company entered into three separate financing agreements that provided for the acquisition of up to $6.5 million in equipment and $1.5 million in software and tenant improvements. The first of these agreements provided for acquisitions of up to $2.0 million in equipment through April 30, 1999; the second agreement for acquisitions of up to $3.5 million in equipment and $1.5 million in software and tenant improvements through May 1, 1999; and the third agreement for acquisitions of up to $1.0 million in equipment through March 31, 2001. Amounts financed under these agreements were payable over three-year periods, in monthly installments of principal and interest, with interest accruing at rates between 6.30% and 7.00% per annum. Approximately $1.0 million was collateralized by the related equipment acquired. In connection with two of the agreements, the Company issued warrants to purchase a total of 339,522 shares of Series A Preferred Stock at a purchase price of $0.72 per share. The Company estimated fair value of these warrants at date of issuance of $186,000 was amortized to interest expense over the term of the related lease obligation. The obligation payable by the Company under these financing agreements of $2.4 million at December 31, 2001 was paid in full in January 2002.

  Service Level Agreements

      Net revenues are derived from contractual relationships that typically have one to three year terms. Certain agreements require minimum performance standards regarding the availability and response time of email services. If these standards are not met, such contracts are subject to termination and the Company could be subject to monetary penalties.

  Litigation and Investigations

      We are a party to lawsuits in the normal course of our business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, we are not a party to any other material legal proceedings.

      Securities Class Actions in Northern District of California. Beginning on February 2, 2001, a number of securities class action complaints were filed against the Company, and certain of our current and former officers and directors in the United States District Court for the Northern District of California. The

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

complaints were filed as purported class actions by individuals who allege that they purchased the Company’s common stock during a purported class period and sought an unspecified amount in damages; the alleged class periods vary among the complaints. The complaints were consolidated into a single action which alleged that, during the period from September 26, 2000 to February 1, 2001, the Company and certain of its former officers made false or misleading statements of material fact about the Company’s financial statements, including its revenues, revenue recognition policies, business operations and prospects for the year 2000 and beyond. In addition, on September 24, 2001, certain former shareholders of PeerLogic, Inc. filed a putative class action in the Superior Court of the State of California alleging that Critical Path breached representations and warranties made in connection with the acquisition of PeerLogic. The complaint sought an unspecified amount in damages. We subsequently removed the PeerLogic action to the United States District Court for the Northern District of California. On November 8, 2001, Critical Path announced that it had reached an agreement in principle to settle these cases. In February 2002, the Court gave preliminary approval to the settlement of the class action litigation. The Court also set the hearing date for final approval of the settlement agreement for May 23, 2002.

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California and in the United States District Court for the Northern District of California. The derivative complaints alleged that certain of Critical Path’s current and former officers and directors breached their fiduciary duties to the Company, engaged in abuses of their control of the Company, were unjustly enriched by their sales of the Company’s common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. The plaintiffs sought unspecified damages on the Company’s behalf from each of the defendants. Because of the nature of derivative litigation, any recovery in the action would inure to the Company’s benefit. Contemporaneously with settlement of the securities class action described above, an agreement in principle has been reached to settle the derivative action.

      Securities and Exchange Commission Investigation. In February 2001, the Securities and Exchange Commission (the “SEC”) issued a formal order of investigation of the Company and certain of the Company’s current and former officers and directors associated with the Company with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The Company fully cooperated with the SEC in its investigation. The SEC’s investigation was concluded against the Company in January 2002 with no imposition of fines or penalties against the Company. The Company consented without admitting or denying liability, to an administrative order that the Company violated certain non-fraud provisions of the federal securities laws and to a cease and desist order.

      Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of our current and former officers and directors and underwriters connected with our initial public offering of common stock in the United States District Court for the Southern District of New York. The purported class action complaints were filed by individuals who allege that they purchased common stock at the initial public offering of common stock between March 26, 1999 and December 6, 2000. The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The complaints have been consolidated into a single action. The complaints seek an unspecified amount in damages on behalf of persons who purchased Critical Path stock during the specified period.

      Breach of Contract Action. On January 18, 2001, we entered into a non-exclusive licensing agreement with Comverse Network Systems, Inc. (“Comverse”) with respect to our CP Messaging and Directory software, with rights of distribution to Comverse’s customers, both in the form of “standalone” licenses, and “bundled” with Comverse’s unified messaging products. On October 9, 2001, we notified Comverse that we

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were terminating the Software License Agreement based on our belief that Comverse materially breached the contract. On or about October 15, 2001, Comverse filed a complaint in the United States District Court for the Southern District of New York against the Company, challenging the Company’s right to terminate the agreement entered into by Comverse. Comverse asserted causes of action for specific performance, requesting that the Company be required to perform and to recognize Comverse’s alleged rights under the Agreement, and injunctive relief, prohibiting the Company from taking action to suspend, terminate or interfere with Comverse’s alleged rights, remedies or privileges. Concurrently with the filing of the Complaint, Comverse also filed a Demand for Arbitration with the American Arbitration Association, seeking a determination that Critical Path did not have the right to terminate the agreement. Comverse does not seek money damages in either the Complaint or the Demand for Arbitration. In December 2001, the District Court issued a preliminary injunction against Critical Path prohibiting us from taking various actions in connection with the termination, including demanding the return of the licensed software or publicly announcing that Comverse’s rights under the license agreement were terminated. The Company has appealed the preliminary injunction and has also succeeded in having the arbitration moved to San Francisco. While it is difficult to determine what the eventual outcome of this matter will be, the Company intends to defend its rights vigorously.

      Securities Class Action in Northern District of California. Beginning on February 1, 2002, a number of securities class action complaints were filed against the Company, and certain of our former officers. The purported class action complaints allege that during a period from April 21, 2000 through September 25, 2000 and in same cases April 31 (sic), 2000 through October 19, 2000, the Company reported materially misleading financial statements and made materially misleading statements about the Company’s ability to collect on recognized revenue from our customers based on the current economic climate and uncertainty about continued viability of many Internet based businesses as well as in recognition of changes in accounting regulations. The suit further alleges that the Company knew these issues would severely impair future revenue growth and the ability to make future stock sales and extract future bonuses tied to the Company’s performance. The complaints seek an unspecified amount in damages. The Company believes that these suits are without merit and intends to vigorously defend such allegations.

      The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm the Company’s business and financial condition. In particular, the lawsuits or the continued effects of the investigation could harm its relationships with existing customers and its ability to obtain new customers. The continued defense of the lawsuits and conduct of the SEC investigation could also result in the diversion of management’s time and attention away from business operations, which could harm the Company’s business. Although some of the named lawsuits are in the final stages of settlement, there can be no assurance that the applicable courts will accept the final settlement as executed, or at all. Negative developments with respect to the settlements or the lawsuits could cause the Company’s stock price to decline significantly. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits or the investigation by settlement or otherwise, the size of any such payments could seriously harm the Company’s financial condition.

Note 13 — Minority Interest in Subsidiary

      As of December 31, 2000, the Company owned a 72.87% interest in CP Italia, a consolidated subsidiary, which was acquired in connection with the acquisition of ISOCOR. In March 2001, the outstanding 27.13% interest in CP Italia was acquired for approximately $4.2 million. For the year ended December 31, 2000, the minority interest in net income of CP Italia amounted to $649,000. Minority interest in net income of CP Italia was insignificant during 2001.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 — Financing Transaction

      In December 2001, the Company completed a financing transaction with a group of investors and their affiliated entities (“Investors”). In connection with this financing transaction the Company issued 4 million shares of its Series D Cumulative Redeemable Convertible Participating Preferred Stock (“Series D Preferred Stock”), in a private offering, resulting in gross cash proceeds to the Company of approximately $30 million, and the simultaneous retirement of approximately $65 million in face value of outstanding Notes. The Investors were led by General Atlantic Partners LLC and affiliates and included Hutchison Whampoa Limited and affiliates and Vectis Group LLC and affiliates. In addition, General Atlantic LLC was granted warrants to purchase 2.5 million of the Company’s Common Stock in connection with this offering.

      The Series D Preferred Stock ranks senior to all preferred and common stock of the Company in priority of dividends, rights of redemption and payment upon liquidation. The fair value ascribed to the Series D Preferred Stock was based on actual cash paid by independent investors and the approximate fair value of the Notes retired in connection with the offering. The principle terms of the Series D Preferred Stock include an automatic redemption on November 8, 2006, cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis and payable in cash or additional shares of Series D Preferred Stock, conversion into shares of common stock calculated based on the Accreted Value, as defined, divided by $1.05, and preference in the return of equity in any liquidation or change of control.

      The Company received net cash proceeds associated with the issuance of the Series D Preferred Stock of approximately $27 million, which was net of a $2.75 million transaction fee paid to Vectis Group LLC and approximately $200,000 in related legal and accounting fees. At issuance, the total amount of these costs was recorded as a reduction of the carrying amount of the Series D Preferred Stock and will accrete over the term of the Series D Preferred Stock. Additionally, at issuance, the Series D Preferred Stock was deemed to have an embedded beneficial conversion feature which was limited to the net proceeds allocable to preferred stock of approximately $42 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series D Preferred Stock and will accrete over the term of the Series D Preferred Stock.

      The purchase agreement provides for a preferential return of equity to the Series D Preferred stockholders, before any return of equity to the common stockholders, and also provides for the Series D Preferred stockholders to participate on a pro rata basis with the common stockholders, in any remaining equity, once the preferential return has been satisfied. Under the terms of this provision, the preferential return of equity is equal to the purchase price of the Series D Preferred Stock plus all dividends that would have accrued during the term of the preferred stock, even if a change in control occurs prior to the redemption date. The right to receive a preferential return lapses if either: (i) the Company is sold for a price per share of Series D Preferred Stock, had each such share been converted into common stock prior to change in control equal to, or at least, four times the Accreted Value of Series D Preferred Stock, which at December 31, 2001 was $4.20, or (ii) the Company’s stock trades on NASDAQ for 60 days prior to the change-in-control at an average price of not less than four times the Accreted Value. At December 31, 2001, the estimated fair value of the liquidation preference was $5.2 million and was allocated to that feature and recorded as a separate component of the Series D Preferred Stock. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the preference to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of operating income.

      The warrants are exercisable at any time after November 8, 2002 and until November 8, 2006, at an exercise price of $1.05, and convert into one share of the Company’s Common Stock. Consistent with the provisions set forth in APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, a portion of the proceeds received for the Series D Preferred Stock was allocated to the warrants and the preferred stock, based upon their relative fair market values. As a result of this allocation,

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $5.25 million of the proceeds were allocated to the warrants, which was recorded as a reduction of the carrying value of the Series D Preferred Stock. Using the Black-Scholes option pricing model, assuming a four-year term, 200% volatility, a risk-free rate of 6.0% and no dividend yield, the fair market value of the warrants was $6.2 million.

      The carrying value of the Series D Preferred Stock at December 31, 2001 was determined as follows:

Series D Preferred Stock	$55,000
Less: Issuance costs	(2,950)

Series D Preferred Stock, net of issuance costs	52,050
Less amounts allocated to:
Common stock warrants	(5,250)
Beneficial conversion feature	(41,800)
Add amortization and accretion	373
Carrying value of Series D Preferred Stock and embedded change-in-control feature at December 31, 2001	$5,373

Note 15 — Shareholders’ Equity

      Changes in equity security shares outstanding were:

Year Ended December 31	1999	2000	2001

	(In thousands)
Common Stock
Shares outstanding, beginning of year	8,294	46,937	74,135
Issuance of Common Stock	17,285	19,958	514
Exercise of stock options and warrants	1,580	7,313	1,967
Conversion of Preferred Stock	19,912	—	—
Purchase of Common Stock	(134)	(73)	(35)

Shares outstanding, end of year	46,937	74,135	76,581

  Incorporation and Authorized Capital

      The Company’s Articles of Incorporation, as amended, authorize the Company to issue 500 million shares of Common Stock at $0.001 par value, and 5 million shares of Preferred Stock, at $0.001 par value. The holders of Preferred Stock have various voting and dividend rights as well as preferences in the event of liquidation.

  Preferred Stock

      In January 1999, the Company completed the second round of the Series B Preferred Stock financing through the issuance of 2,772,708 shares at $4.26 per share for net proceeds of approximately $10,749,000. In connection with this financing, the Company issued warrants to purchase 51,364 shares of Series B Preferred Stock at $4.26 per share to the placement agent. Prior to the closing of the Company’s initial public offering, the Series B Preferred Stock placement agent sold back to the Company at $4.26 per share an aggregate of 53,293 shares held by the placement agent or its affiliates. As of the closing of the Company’s initial public offering, all of the Series B Preferred Stock outstanding was converted into an aggregate of 19,912,000 shares of Common Stock at a conversion ratio of 1:1.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Stock Purchase Rights

      In February 1998, the Company entered into stock purchase agreements with three founders and sold 3,863,635 shares of the Company’s Common Stock at $0.02 per share. Under the terms of the stock purchase agreements, the Company has the right to purchase the shares of Common Stock at the original issue price in the event any one of the founders ceases to be an employee of the Company. These repurchase rights lapse by 25% on the first anniversary of the vesting start date and ratably each month thereafter for 36 months. On September 1, 1999, 80,508 shares were repurchased in connection with the early termination of one of the founders. At December 31, 2000 and 2001, there were no shares of Common Stock subject to repurchase rights. In connection with the issuance of these shares, the Company recorded unearned compensation of $1,306,000 that is being recognized over the periods in which the Company’s repurchase rights lapse. During 1999, 2000 and 2001 $428,000, $428,000 and $106,000, respectively, were recognized related compensation expense.

      In October 1998, an officer exercised stock options to purchase 1,274,687 shares of the Company’s Common Stock at a price of $0.84 per share. Under the terms of the option, the Company has the right to purchase the unvested shares of Common Stock at the original issue price in the event the officer ceases to be an employee of the Company. The repurchase rights lapse ratably each month for 48 months. In connection with the option grant preceding this transaction, the Company recognized unearned compensation totaling $3.8 million that is included in the aggregate unearned compensation charges discussed below. In February 2001, this officer’s employment was terminated and the unvested portion of these stock options was accelerated, and resulted in a $732,000 charge to stock-based expenses in the first quarter of 2001. At December 31, 2001, no shares of Common Stock were subject to repurchase rights.

  Employee Stock Purchase Plan

      During 1999, the Board of Directors adopted and the shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). The Company has authorized 600,000 shares for issuance. The number of shares of Common Stock reserved under the ESPP increases annually on January 1 of each year beginning in 2000 by an amount equal to 1% of the Company’s issued and outstanding Common Stock. However, such increases are limited to 1,000,000 additional shares each year. Employees generally will be eligible to participate in the ESPP if the Company customarily employs them for more than 20 hours per week and more than five months in a calendar year and are not 5% or greater shareholders. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their compensation subject to certain maximum purchase limitations per period and other statutory limitations. The ESPP was implemented in a series of overlapping twenty-four month offering periods beginning on the effective date of the Company’s initial public offering with subsequent offering periods beginning on the first trading day on or after May 1 and November 1 of each year. Purchases will occur on each April 30 and October 31 (the “Purchase Dates”) during each participation period. Under

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the ESPP, eligible employees have the opportunity to purchase shares of Common Stock at a purchase price equal to 85% of the fair market value per share of Common Stock on either the start date of the offering period or the Purchase Date of the related purchase period, whichever is less. Stock purchases under the ESPP in 1999, 2000 and 2001 were 42,495, 112,665 and 489,096, respectively, at a price of $20.40 in 1999, $20.40 and $40.27 per share in 2000 and $1.28 and $0.78 per share in 2001. As of December 31, 2001, 955,763 shares were available under the ESPP for future issuance.

  Stock Options

      During 1998 and 1999, the Company’s Board of Directors adopted the 1998 Stock Option Plan and the 1999 Nonstatutory Stock Option Plan, respectively (together, the “Option Plans” and each a “Plan”). The 1998 Plan provides for the granting of options to purchase up to 30,788,741 shares of common stock to employees, officers, directors and consultants, with an increase annually on January 1 of each year by an amount equal to 2% of the Company’s issued and outstanding common stock, and the 1999 Plan provides for the granting of up to 28,000,000 shares of common stock to non-executive officer employees or the initial employment grant for executive officers. In November 2001, the Board approved an increase of 11,250,000 to the number of option shares reserved for grant to non-executive officer employees under the 1999 Plan. The 1998 Plan is a shareholder approved plan and allows for options to be granted as either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). Options granted under the 1999 Plan may only be nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees, including officers and employee directors. NSOs may be granted to Company employees, non-employee directors and consultants. At December 31, 2001 the total number of shares of common stock available for option grants was 2,548,817 and 9,650,469 under the 1998 Plan and the 1999 Plan, respectively.

      The Company has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company. At December 31, 2000 and 2001, a total of 1,598,793 and 481,229 shares, respectively, of the Company’s Common Stock were reserved for issuance upon exercise of outstanding options issued under the assumed plans, and the related options are included in the table below.

      Options under the 1998 Plan may be granted at prices no less than 85% of the estimated fair market value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO may not be less than 100% of the fair market value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% shareholder may not be less than 110% of the fair market value of the shares on the date of grant. Option grants under the Company’s Option Plans generally vest 25% per year and are generally exercisable for a maximum period of ten years from the date of grant.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      A summary of the status of the Company’s stock option plans as of December 31, 2000, and 2001, and changes during the periods ending on those dates is presented below:

	2000		2001

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Year Ended December 31	Shares	Price	Shares	Price

Options outstanding, beginning of year	13,787,959	$15.12	22,107,213	$42.03
Granted and assumed	20,634,167	$51.30	40,542,946	$0.93
Exercised	(5,001,418)	$6.44	(1,967,350)	$1.07
Canceled	(7,313,495)	$41.78	(22,309,880)	$27.93

Options outstanding, end of year	22,107,213	$42.03	38,372,929	$9.17
At December 31
Options exercisable	3,587,894	$28.93	6,423,461	$22.64
Weighted-average fair value of options granted during the period		$56.65		$1.49

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.020 – $ 0.3	50 882,852	9.38	0.30	272,295	0.27
$ 0.360 – $ 0.	530 9,130,219	9.59	0.37	185,635	0.36
$ 0.550 – $ 0.	980 3,397,271	9.74	0.71	151,824	0.94
$ 1.000 – $ 1.	120 8,046,654	8.96	1.01	2,647,368	1.01
$ 1.130 – $ 1.	740 9,003,261	9.80	1.17	222,496	1.34
$ 2.030 – $ 9.	450 2,174,853	9.26	2.77	363,968	3.56
$10.060 – $49.94	0 2,310,122	8.23	40.73	1,120,044	39.65
$50.500 – $75.00	0 3,402,704	8.38	66.07	1,450,974	65.98
$77.250 – $87.00	0 24,993	7.72	82.46	8,857	80.74

	38,372,929	9.17	$42.03	6,423,461	$22.64

      The compensation cost associated with the Company’s stock-based compensation plans, determined using the minimum value method prescribed by SFAS No. 123, resulted in a material difference from the reported net loss during the three years ended 2001. Had compensation cost been recognized based on the fair value at the date of grant for options granted during 1999, 2000 and 2001, the pro forma amounts of the Company’s net loss and net loss per share would have been as follows:

Year Ended December 31	1999	2000	2001

	(In thousands, except per share amounts)
Net loss attributable to common shares — as reported	$(116,941)	$(1,852,232)	$(79,820)
Net loss attributable to common shares — pro forma	(118,947)	(2,198,973)	(395,187)
Basic and diluted net loss per share — as reported	(3.93)	(30.67)	(1.08)
Basic and diluted net loss per share — pro forma	(4.00)	(36.41)	(5.34)

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company calculated the minimum value and the fair value of each option grant on the date of grant during 1999, 2000 and 2001 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

Year Ended December 31	1999	2000	2001

Risk-free interest rate	6.0%	6.0%	4.0%
Expected lives (in years)	4.0	4.0	4.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	90.0%	128.0%	250.0%

  Preferred Stock Rights Agreement

      On March 19, 2001 pursuant to a Preferred Stock Rights Agreement (the “Rights Agreement”) between the Company and Computershare Trust Company, Inc., as Rights Agent (the “Rights Agent”), the Company’s Board of Directors (i) declared a dividend of one right (a “Right”) to purchase one one-thousandth share of the Company’s Series C Participating Preferred Stock (“Series C Preferred”) for each outstanding share of Common Stock, par value $0.001 per share (“Common Shares”), of the Company, and (ii) authorized the issuance to each holder of Exchangeable Shares (as defined below) of one Right for each exchangeable Share held. An “Exchangeable Share” is a share of Class A Non-Voting Preferred Shares of Critical Path Messaging Co., an unlimited liability company existing under the laws of the Province of Nova Scotia and a wholly-owned subsidiary of the Company. Each Exchangeable Share is exchangeable for one Common Share. The Rights shall be issued on May 15, 2001 (the “Record Date”), to shareholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred at an exercise price of $25.00 (the “Purchase Price”), subject to adjustment.

      The Rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of the Company’s common stock or announces commencement of a tender or exchange offer, the consummation of which would result in ownership by the person or group of 15% or more of the common stock of the Company. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the fifth day following acquisition by a person or group of 15% or more of the Company’s common stock. The Rights will expire on the earlier of May 15, 2011 or exchange or redemption of the Rights.

     Unearned stock-based compensation

      In connection with certain stock option grants and Common Stock issuances to employees, directors and advisors during 1998 and 1999, the Company recognized unearned compensation totaling $19.9 million and $22.3 million, respectively, which is being amortized over the vesting periods of the related options. In March 2001, the Company granted employee stock options with exercise prices below market value on the date of grant in connection with a program designed to provide incentives for current employees of the Company to continue their employment. The Company issued stock options representing an aggregate of 12.9 million shares, vesting monthly over a 2-year period, and recognized unearned compensation related to the program totaling $21.4 million, which were subsequently reduced as a result of employee terminations throughout 2001 by approximately $8.2 million. Amortization expense recognized during 1999, 2000 and 2001 totaled approximately $19.4 million, $19.0 million and $35.6 million, respectively. The Company periodically assesses unearned compensation and adjusts the remaining unamortized balance for employee terminations and resignations.

      Additionally, during 1999, the Company incurred a stock-based charge of approximately $2.0 million in connection with a severance agreement for a terminated employee. This charge was included in cost of net

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenues based on the function of the related employee. During 2000, the Company incurred stock-based charges of approximately $5.7 million in connection with certain severance agreements for terminated employees. Approximately $3.4 million of this charge was included in employee severance expense in connection with the Company’s plan to reduce worldwide headcount and the remaining $2.3 million was included in stock-based expenses. See also Note 4 — Strategic Restructuring and Employee Severance. During 2001, we incurred stock-based charges of approximately $1.7 million in connection with certain severance agreements for terminated employees and consulting arrangements. These charges were included in operating expenses based on the functions of the related employees and consultants.

     Other Comprehensive Income( Loss)

December 31	1999	2000	2001

	(in thousands)
Unrealized investment gains(losses)	$7,926	$—	$(790)
Foreign currency translation adjustments	(97)	(74)	(1,998)

Other comprehensive income (loss)	$7,829	$(74)	$(2,788)

      There were no tax effects allocated to any components of other comprehensive income during 1999, 2000 or 2001. See also Note 11 — Income Taxes.

Note 16 — Impairment of Long-Lived Assets

      During 2000, the Company recorded a $1.3 billion impairment charge to reduce goodwill, other intangible assets and deferred costs associated with its ICQ and Qwest relationships to their estimated fair values. In connection with the impairment analysis, the estimates of fair values were based upon the discounted estimated cash flows of the Company for the succeeding three years using a discount rate of 25% and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflects management’s best estimates. The discount rate was primarily based upon the weighted average cost of capital for comparable companies.

      During 2001 and in connection the Company’s strategic restructuring effort an additional assessment was performed on certain of its remaining long-lived assets. The restructuring plan identified and formulated a plan to exit certain products and services that were determined to be non-core to the Company’s business strategy. The Company reviewed the intangible assets related to these non-core products and services and, as a result of its assessment, recorded a $14.2 million impairment charge in the second quarter to eliminate these assets. During the fourth quarter of 2001 the Company recorded a further impairment charge of $12.4 million related to long-lived assets within its core business.

Note 17 — Defined Contribution Plan

      The Company maintains a defined contribution plan, the Critical Path 401(k) Plan, under which its employees are eligible to participate. Participants may make voluntary contributions based on a percentage of their compensation, within certain limitations. Under the plan, discretionary contributions may be made by the Company. Participants are fully vested in the Company’s contributions after a specified number of years of service, as defined under the plan. No contributions have been made by the Company since its inception.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 — Loss Per Share

      Net loss per share is calculated as follows:

	1999	2000	2001
Year Ended December 31

	(in thousands, except per share amounts)
Net loss
Net loss before extraordinary item	$(116,941)	$(1,855,232)	$(258,746)
Gain on retirement of convertible subordinated notes	—	—	179,282

Net loss	$(116,941)	$(1,855,232)	$(79,464)
Accretion on redeemable convertible preferred shares	—	—	(356)

Net loss attributable to common shares	$(116,941)	$(1,855,232)	$(79,820)
Weighted average shares outstanding
Weighted average shares outstanding	32,860	63,379	75,148
Weighted average shares subject to repurchase agreements	(2,830)	(1,493)	(188)
Weighted average shares held in escrow related to acquisitions	(260)	(1,487)	(979)

Shares used in computation of basic and diluted net loss per share	29,770	60,399	73,981
Basic and diluted net loss per share
Net loss before extraordinary item	$(3.93)	$(30.72)	$(3.49)
Gain on retirement of convertible subordinated notes	—	—	2.42

Net loss	$(3.93)	$(30.72)	$(1.07)
Accretion on redeemable convertible preferred shares	—	—	(0.01)

Net loss attributable to common shares	$(3.93)	$(30.72)	$(1.08)

      During 1999, 2000 and 2001, there were 19,164,493, 7,907,018 and 89,206,120, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

Note 19 — Product and Geographic Information

      Revenue information on a product basis is as follows:

	1999	2000	2001
Year Ended December 31

	(in thousands)
Net revenues
License
Messaging solutions	$—	$27,853	$11,822
Identity management solutions	—	7,060	9,822
Other	—	16,694	9,316
Service
Hosted messaging	15,057	44,666	37,467
Fax messaging(1)	1,100	13,887	6,354
Maintenance	—	10,966	16,819
Professional services	—	14,527	12,573

	$16,157	$135,653	$104,173

(1)	Fax messaging was discontinued in connection with the 2001 restructuring. See also Note 4 — Strategic Restructuring and Employee Severance.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Information regarding revenues and long-lived assets attributable to the Company’s primary geographic regions is as follows:

	1999	2000	2001
Year Ended December 31

	(in thousands)
Net revenues
United States	$16,157	$83,864	$62,928
Europe	—	47,974	37,415
Other	—	3,815	3,830

	$16,157	$135,653	$104,173

	1999	2000	2001
December 31
Long-lived assets
United States	$522,973	$202,897	$79,255
Other	3,841	6,501	5,671

	$526,814	$209,398	$84,926

Note 20 — Quarterly Financial Data (Unaudited)

Quarterly Results of Operations

(in thousands)

	First	Second	Third(1)	Fourth(2)

2000			(As Restated)
Net revenues	$24,553	$33,495	$35,342	$42,263
Gross profit	6,209	10,826	10,557	11,455
Loss from operations	(77,566)	(127,682)	(135,763)	(1,479,468)
Net Loss	(76,942)	(130,009)	(139,447)	(1,508,834)
Net loss per share — basic and diluted	(2.51)	(2.22)	(2.26)	(21.31)

	First	Second(3)	Third(4)	Fourth(5)
2001
Net revenues	$27,143	$27,085	$26,787	$23,158
Gross profit (loss)	(3,613)	(6,837)	1,285	(9,703)
Loss from operations	(66,285)	(80,230)	(44,144)	(51,039)
Net loss before extraordinary item	(70,046)	(84,899)	(50,321)	(53,480)
Net income (loss)	(70,046)	(81,081)	86,901	(15,238)
Net income (loss) attributable to common shares	(70,046)	(81,081)	86,901	(15,594)
Net loss before extraordinary item per share — basic and diluted	(0.97)	(1.15)	(0.68)	(0.71)
Net income (loss) per share — basic and diluted	(0.97)	(1.10)	1.17	(0.21)

(1)	Includes a $6.7 million charge related employee severance expense. See also Note 4 — Strategic Restructuring and Employee Severance.

(2)	Includes a $1.31 billion charge related to impairment of intangible assets including the deferred costs associated with our ICQ and Qwest relationships. See also Note 16 — Impairment of Long-Lived Assets.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Includes a $14.2 million charge related to impairment of certain long-lived assets and an $8.5 million charge related to costs incurred as a result of our strategic restructuring initiative. See also Note 4 — Strategic Restructuring and Employee Severance and Note 16 — Impairment of Long-Lived Assets.

(4)	Includes a $3.8 million charge related to costs incurred as a result of our strategic restructuring initiative. See also Note 4 — Strategic Restructuring and Employee Severance and Note 16 — Impairment of Long-Lived Assets.

(5)	Includes a $12.4 million charge related to impairment of certain long-lived assets, primarily network infrastructure and equipment, and a $6.0 million charge related to costs incurred as a result of our strategic restructuring initiative. See also Note 4 — Strategic Restructuring and Employee Severance and Note 16 — Impairment of Long-Lived Assets.

SCHEDULE II

CRITICAL PATH, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
	Balance at	Charged to		Balance
	Beginning of	Costs and	Deductions-	at End of
Year Ended December 31,	Period	Expenses	Write-offs	Period

2001	$3,525	$5,242	$(7,585)	$1,182
2000	$623	$5,492	$(2,590)	$3,525
1999	$50	$817	$(244)	$623

      The above balances include the Company’s allowance for doubtful accounts.

S-1

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 29th day of March, 2002.

Critical Path, Inc.

By:	/s/ LAUREEN DEBUONO

Laureen DeBuono
Executive Vice President and
Chief Financial Officer

      Each person whose signature appears below constitutes and appoints William E. McGlashan, Jr. and Laureen DeBuono and each of them, as attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID C. HAYDEN David C. Hayden	Executive Chairman of the Board	March 29, 2002

/s/ WILLIAM E. MCGLASHAN, JR. William E. McGlashan, Jr.	Vice Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2002

/s/ LAUREEN DEBUONO Laureen DeBuono	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ RAUL J. FERNANDEZ Raul J. Fernandez	Director	March 29, 2002

/s/ WILLIAM E. FORD William E. Ford	Director	March 29, 2002

/s/ JEFFREY WEBBER Jeffrey Webber	Director	March 29, 2002

EXHIBIT INDEX

Exhibit
Number	Description

3(i).1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(b) to the Registrant’s Registration on Form S-1 (File No. 333-71499)).
3(i).2	Amendment to the Articles of Incorporation, dated January 5, 2001 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
3(i).3	Certificate of the Powers, Designations, Preferences and Rights of the Series D Cumulative Redeemable Convertible Participating Preferred Stock dated November 6, 2001.
3(ii)	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3(ii)(b) to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration on Form S-1 (File No. 333-71499)).
4.2	Preferred Stock Rights Agreement dated as of March 19, 2001 between Registrant and ComputerShare Trust Company, Inc., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively (Incorporated by reference to Exhibit 4.5 of Registrant’s Form 8-A filed on May 7, 2001).
4.3	Indenture, dated March 31, 2000, by and between Registrant and State Street Bank and Trust Company of California, N.A., Trustee, relating to the $300 million five-year, 5.75% Convertible Subordinated Notes due April 1, 2005 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
4.4	Warrant to Purchase Common Stock dated March 29, 2001 issued by the Registrant to Vectis Group LLC (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
4.5	Warrant to Purchase Common Stock dated January 29, 1999 issued by the Registrant to America Online, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
4.6	Warrant to Purchase up to 25,000 Shares of Common Stock dated as of December 29, 1999 by and between Ecker Folsom Properties, LLC.
4.7	Warrant to Purchase up to 834,000 shares of Common Stock dated as of June 2000 by and between Worldsport Networks Europe Ltd.
4.8	Stock and Warrant Purchase and Exchange Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, LP, GAP Coinvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited.
4.9	Stockholders Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited.
4.10	Registration Rights Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited.
4.11	Escrow Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited.
4.12	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).
4.13	Amended and Restated 1998 Stock Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).

Exhibit
Number	Description

4.14	1999 Stock Option Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed on September 22, 1999 (File No. 333-87553)).
10.1	Master Services Agreement dated December 10, 1998 by and between the Registrant and US West Communications Services, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.2	Amendment to Email Services Agreement September 30, 1998 by and between the Registrant and E*TRADE Group, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.3	Email Services Agreement dated January 29, 1999 by and between the Registrant and ICQ, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.4	Hills Plaza I Office Lease dated as of November 16, 2001 by and between Registrant and SPI Hills Plaza Venture, LLC.
10.5	Standard Industrial/ Multitenant Lease-Gross dated June 20, 1997 by and between the Registrant and 501 Folsom Street Building. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.6	Office lease dated December 1999 by and between Ecker-Folsom Properties, LLC and the Registrant. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.7	Office lease dated December 1999 by and between Ecker-Folsom Properties, LLC and the Registrant. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.8	Agreement dated as August 13, 2001 by and between Registrant and David Hayden (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2001).
10.9	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and David Hayden.
10.10	Agreement dated as of August 1, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report for the quarter and nine months ended September 30, 2001).
10.11	Nonstatutory Stock Option Agreement dated as August 1, 2001 by and between Registrant and William E. McGlashan, Jr.
10.12	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and William E. McGlashan, Jr.
10.13	First Amended and Restated Employment Agreement dated as of January 7, 2002 by and between Registrant and William E. McGlashan, Jr.
10.14	Nonstatutory Stock Option Agreement dated as of December 21, 2001 by and between Registrant and William E. McGlashan, Jr.
10.15	Agreement dated as of October 8, 2001 by and between Registrant and Pierre Van Beneden (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report for the quarter and nine months ended September 30, 2001).
10.16	Nonstatutory Stock Option Agreement dated as of October 8, 2001 by and between Registrant and Pierre Van Beneden.
10.17	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and Pierre Van Beneden.
10.18	Consulting Agreement dated as of August 16, 2001 by and between Registrant and Laureen DeBuono.

Exhibit
Number	Description

10.19	Nonstatutory Stock Option Agreement dated as of September 5, 2001 by and between Registrant and Laureen DeBuono.
10.20	Addendum to Consulting Agreement dated as of October 31, 2001 by and between Registrant and Laureen DeBuono.
10.21	Nonstatutory Stock Option Agreement dated as of October 31, 2001 by and between Registrant and Laureen DeBuono.
10.22	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and Laureen DeBuono.
10.23	Employment Agreement dated as of January 14, 2002 by and between Registrant and Bernard Harguindeguy.
10.24	Agreement, dated as of May 15, 2001, by and between the Registrant and Lawrence P. Reinhold (Incorporated by reference to Exhibit 10.2 Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001).
10.25	Agreement and Release, dated February 9, 2001, by and between the Registrant and Douglas Hickey (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.26	Promissory Note and Security Agreement dated November 2, 1998 by and between the Registrant and Douglas Hickey. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.27	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney (see the signature page of this report).