Form 10-Q
period 2002-03-31
CRITICAL PATH INC
filed 2002-05-15
CIK 1060801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-25331

Critical Path, Inc.

A California Corporation	I.R.S. Employer No. 91-1788300

350 The Embarcadero

San Francisco, California 94105
415-808-8800

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      As of April 30, 2002, the company had outstanding 77,646,645 shares of common stock, $0.001 par value per share.

PART I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SUPPLEMENTAL ALTERNATIVE MEASUREMENT FINANCIAL DATA
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART 2 -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
INDEX TO EXHIBITS
Exhibit 4.1
Exhibit 4.2
Exhibit 4.3
Exhibit 4.4
Exhibit 4.5
Exhibit 10.1
Exhibit 10.2
Exhibit 15.1

CRITICAL PATH, INC.

INDEX

		Page

PART I
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Supplemental Alternative Measurement Financial Data (Unaudited)	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
PART II
Item 1.	Legal Proceedings	32
Item 6.	Exhibits and Reports on Form 8-K	33

PART I

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	March 31,
	2001	2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$59,463	$52,257
Short-term investments	9,702	11,272
Accounts receivable, net	26,692	27,114
Other current assets	5,367	8,588

Total current assets	101,224	99,231
Investments	7,215	6,247
Property and equipment, net	36,285	29,584
Intangible assets, net	48,641	37,879
Restricted cash	2,674	2,670
Other assets	3,913	3,671

Total assets	$199,952	$179,282

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,955	$31,318
Accrued expenses	6,232	6,251
Deferred revenue	10,297	8,809
Capital lease and other obligations, current	3,431	661

Total current liabilities	45,915	47,039
Convertible subordinated notes payable	38,360	38,360
Capital lease and other obligations, long-term	1,149	865

Total liabilities	85,424	86,264

Commitments and contingencies
Mandatorily redeemable preferred stock	5,373	8,442
Shareholders’ equity
Common Stock and paid-in-capital, $0.001 par value
Shares authorized: 500,000
Shares issued and outstanding: 76,581 and 77,507, respectively	2,176,370	2,173,496
Common stock warrants	5,250	5,250
Notes receivable from shareholders	(1,222)	—
Unearned compensation	(7,050)	(3,130)
Accumulated deficit, including other comprehensive income	(2,064,193)	(2,091,040)

Total shareholders’ equity	109,155	84,576

Total liabilities, mandatorily redeemable preferred stock and shareholders’ equity	$199,952	$179,282

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended

	March 31,	March 31,
	2001	2002

	(Unaudited)
Net revenues
Software license	$5,550	$10,911
Hosted messaging	14,440	6,964
Professional services	3,416	1,937
Maintenance and support	3,737	3,877

Total net revenues	27,143	23,689

Cost of net revenues
Software license	291	287
Hosted messaging	17,938	7,817
Professional services	2,966	2,443
Maintenance and support	2,586	2,103
Amortization of purchased technology	5,672	4,630
Stock-based expense — Hosted messaging	1,303	185
Stock-based expense — Professional services	—	81
Stock-based expense — Maintenance and support	—	151

Total cost of net revenues	30,756	17,697

Gross profit (loss)	(3,613)	5,992

Operating expenses
Sales and marketing	18,712	10,943
Research and development	9,934	5,002
General and administrative	13,293	6,678
Amortization of intangible assets	8,966	6,131
Acquisition-related retention bonuses	170	10
Stock-based expense — Sales and marketing	1,767	2,536
Stock-based expense — Research and development	1,097	422
Stock-based expense — General and administrative	8,733	297

Total operating expenses	62,672	32,019

Loss from operations	(66,285)	(26,027)
Interest and other income (expense), net	2,425	629
Interest expense	(5,067)	(783)
Equity in net loss of joint venture	(776)	(403)

Loss before income taxes	(69,703)	(26,584)
Benefit from (provision for) income taxes	(343)	573

Net loss	(70,046)	(26,011)
Accretion on redeemable convertible preferred shares	—	(3,206)

Net loss attributable to common shares	$(70,046)	$(29,217)

Net loss per share — basic and diluted	$(0.97)	$(0.34)

Net loss per share attributable to common — basic and diluted	$(0.97)	$(0.38)

Weighted average shares — basic and diluted	72,137	76,514

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended

	March 31,	March 31,
	2001	2002

	(Unaudited)
Operating
Net loss	$(70,046)	$(26,011)
Provision for doubtful accounts	1,642	85
Depreciation and amortization	12,169	8,009
Amortization of intangible assets	14,638	10,761
Amortization of stock-based costs and expenses	12,912	3,672
Equity in net loss of joint venture	776	403
Change in fair value of preferred stock instrument	—	(200)
Accounts receivable	8,310	(507)
Other assets	(1,198)	(3,212)
Accounts payable	(5,132)	5,363
Accrued expenses	(1,625)	19
Deferred revenue	1,332	(1,489)

Net cash used in operating activities	(26,222)	(3,107)

Investing
Notes receivable from officers	—	161
Property and equipment purchases	(6,156)	(1,307)
Payments for acquisitions, net of cash acquired	(9,898)	—
Purchase of short-term investments	—	(1,569)
Restricted cash	57	4

Net cash used in investing activities	(15,997)	(2,711)

Financing
Proceeds from issuance of Preferred Stock, net	—	(75)
Proceeds from issuance of Common Stock, net	575	677
Proceeds from payments of shareholder notes receivable	—	1,221
Principal payments on lease obligations	(2,355)	(3,054)
Purchase of Common Stock	(51)	—

Net cash used in financing activities	(1,831)	(1,231)

Net change in cash and cash equivalents	(44,050)	(7,049)
Effect of exchange rates on cash and cash equivalents	(858)	(157)
Cash and cash equivalents at beginning of period	216,542	59,463

Cash and cash equivalents at end of period	$171,634	$52,257

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The Company

      Critical Path, Inc. was incorporated in California on February 19, 1997. Critical Path, along with its subsidiaries (collectively referred to herein as the “Company”), provides messaging and collaboration solutions, from wireless, secure and unified messaging to basic email and personal information management, as well as identity management solutions that simplify user profile management and strengthen information security. The Company’s customers are corporate enterprises, carriers and service providers, postal authorities and government agencies. The unaudited condensed consolidated financial statements (“Financial Statements”) of Critical Path, Inc. and Subsidiaries furnished herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for each interim period presented. All adjustments are normal recurring adjustments. The Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s 2001 Annual Report on Form 10-K. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire year.

Basis of Presentation

      The condensed consolidated financial statements include the accounts of the Company, and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The equity method is used to account for investments in unconsolidated entities if the Company has the ability to exercise significant influence over financial and operating matters, but does not have the ability to control such entities. The cost method is used to account for equity investments in unconsolidated entities where the Company does not have the ability to exercise significant influence over financial and operating matters.

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

Recent accounting pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002 and rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 4, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.

      In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addressed financial accounting and reporting for intangible assets acquired individually or with a group of

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other assets (but not those acquired in a business combination) at acquisition and goodwill and other intangible assets subsequent to their acquisition. This Statement supersedes APB Opinion No. 17, Intangible Assets. Under the provisions of this Statement, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill shall not be amortized. Goodwill shall be tested for impairment on an annual basis and between annual tests in certain circumstances at a level of reporting referred to as a reporting unit. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this Statement. The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of fiscal 2002. Adoption resulted in approximately $5.5 million related to acquired workforce and goodwill that will no longer be amortized, however we will annually test them for impairment, if not on a more frequent basis.

      The gross carrying value related to these assets totaled $12.3 million and $10.9 million as of March 31, 2001 and March 31, 2002, respectively, and accumulated amortization totaled $1.3 million and $5.4 million. The aggregate amortization expense related to these assets during the first quarter of 2001 and 2002 totaled $1.3 million and zero. The estimated total amortization expense related to all intangible assets is $43.1 million for the year ended 2002, at which time all amortizable intangible assets will be fully amortized.

      The following table presents net loss attributable to common shares and net loss per share attributable to common basic and diluted, as if the acquired workforce and goodwill had not been amortized during the periods presented (in thousands, except per share amounts):

	Three Months Ended

	March 31,	March 31,
	2001	2002

Reported net loss attributable to common shares	$(70,046)	$(29,217)
Amortization of acquired workforce and goodwill	1,284	—

Net loss attributable to common shares, as adjusted	$(68,762)	$(29,217)

Reported net loss per share attributable to common	$(0.97)	$(0.38)
Amortization of acquired workforce and goodwill per share	0.02	—

Net loss per share attributable to common, as adjusted	$(0.95)	(0.38)

Note 2 — Commitments and Contingencies

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

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On April 30, 2002, MBCP PeerLogic LLC and other named plaintiffs filed suit in the U.S. District Court for the Southern District of New York against Critical Path and certain of its former officers. The plaintiff shareholders opted out of the shareholder litigation settlement currently pending in the U.S. District Court for the Northern District of California. The complaint, which has not been served on the Company, alleges breach of contract, unjust enrichment, common law fraud and violations of federal securities laws and seeks compensatory and punitive damages in an unnamed amount but in excess of $200 million.

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

      Securities and Exchange Commission Investigation. In February 2001, the Securities and Exchange Commission (the “SEC”) issued a formal order of investigation of the Company and certain of the Company’s current and former officers and directors associated with the Company with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The Company fully cooperated with the SEC in its investigation. The SEC’s investigation was concluded against the Company in January 2002 with no imposition of fines or penalties against the Company. The Company consented, without admitting or denying liability, to an administrative order that the Company violated certain non-fraud provisions of the federal securities laws and to a cease and desist order. The investigation has thus far resulted with charges being filed against two former executive officers of the Company. The investigation of former executive officers and directors of the Company is continuing and while the Company is fully cooperating with such investigation we do not know the status of the investigation with respect to many of such former officers.

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

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Lease Dispute. In July 2000, PeerLogic, an acquired subsidiary of Critical Path, signed a lease for office space at 292 Ivy Street in San Francisco, CA. The landlord and PeerLogic had begun construction work to build out the space, when Critical Path acquired PeerLogic in December 2000. After reviewing its obligations under the lease, Critical Path noted that local zoning laws likely prohibited a business like Critical Path or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The preliminary zoning determination stated that Critical Path’s proposed use of the leased premises was not permitted. The landlord appealed this determination and prevailed before the San Francisco Board of Appeals. Critical Path appealed that determination but upon rehearing the Board of Appeals confirmed its decision. As anticipated, thereafter the landlord filed suit for back rent and breach of contract against Critical Path on April 30, 2002. The complaint seeks $7 million in compensatory damages and an unspecified amount of punitive damages. The Company intends to vigorously defend its rights but there can be no assurance as to the outcome of this litigation.

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

Note 3 — Related Party Transactions

Loans to Executive Officers

      During 2001 and in connection with his employment agreement, the Company made a loan and held a note receivable from David Hayden, Executive Chairman, in the amount of $1.5 million. The full recourse note accrues interest at the rate of 6.75% per annum and could be repaid by the achievement of performance-based milestones described in Mr. Hayden’s employment agreement and performance loan agreement. The loan was also subject to forgiveness upon certain change of control events. In February 2002, the Board approved an amendment of Mr. Hayden’s employment agreement which eliminated the original performance-based milestones in favor of a single performance-based milestone tied to a change of control event. In addition, the Board increased the amount available under the loan agreement by an additional $450,000, which Mr. Hayden borrowed in March 2002. The loan amount is secured by a first priority security interest in all of Mr. Hayden’s shares and options in the Company, with all other terms of the loan and other agreements unchanged.

      In December 2001, the Board approved a fully secured loan to William McGlashan, Jr., the Company’s Chief Executive Officer, of up to $4.0 million in connection with the purchase of a principal residence in the San Francisco Bay Area. In May 2002, the Compensation Committee of the Board and Mr. McGlashan agreed to amend the agreement in order to reduce the amount of the loan commitment to $1.5 million. In connection with the reduction of the loan commitment, Mr. McGlashan was granted additional options to purchase shares of the Company’s Common Stock. As of May 14, 2002, no portion of the loan commitment had been funded.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Strategic Restructuring and Employee Severance

      During 2001, the Company announced a strategic restructuring plan that involved reorganizing Critical Path’s product and service offerings around a group of core communications solutions, a reduction in the Company’s workforce, and the consolidation of facilities and operations. Total restructuring charges amounted to $18.3 million, all of which was recognized during 2001. As of December 31, 2001 a $2.2 million accrual remained as a component of accounts payable. During the first quarter of 2002, approximately $400,000 was charged against this accrual, primarily cash paid related to facilities and operations consolidation restructuring activities, leaving a remaining restructuring accrual of $1.8 million as of March 31, 2002, which is expected to be paid over the next 12 months.

Note 5 — Other Comprehensive Loss

      The components of other comprehensive loss are as follows:

	Three Months Ended
	March 31,

	2001	2002

Net loss	$(70,046)	$(26,011)
Unrealized investment gains (losses)	302	(497)
Foreign currency translation adjustments	(839)	(339)

Other comprehensive loss	$(70,583)	$(26,847)

      Accumulated other comprehensive loss consists of unrealized gains (losses) on available-for-sale securities, net of tax, and cumulative translation adjustments, as presented on the accompanying consolidated balance sheet.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Net Loss Per Share

Net loss per share is calculated as follows: (In thousands, except per share amounts)

	Three Months Ended

	March 31,	March 31,
	2001	2002

Net loss
Net loss	$(70,046)	$(26,011)
Accretion on redeemable convertible preferred shares	—	(3,206)

Net loss attributable to common shares	$(70,046)	$(29,217)
Weighted average shares outstanding
Weighted average shares outstanding	74,268	76,916
Weighted average common shares issued subject to repurchase agreements	(526)	(58)
Shares held in escrow related to acquisitions	(1,605)	(344)

Shares used in computation of basic and diluted net loss per share	72,137	76,514
Basic and diluted net loss per share
Net loss	$(0.97)	$(0.34)
Accretion on redeemable convertible preferred shares Weighted average shares outstanding	—	(0.04)

Net loss attributable to common shares	$(0.97)	$(0.38)

      For the three months ended March 31, 2002, approximately 91,603,266 million potential common shares were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis was anti-dilutive.

CRITICAL PATH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, the adequacy of our current facilities and our ability to obtain additional space, our litigation strategy, use of future earnings, the feature, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense reduction, anticipated effects of restructuring and retirement of debt, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, difficulties of forecasting future results due to our limited operating history, failure to meet sales and revenue forecasts, evolving business strategy and the emerging nature of the market for our products and services, finalization of pending litigation and the settlement of the continuing SEC investigation against former executives and directors, turnover within and integration of senior management, board of directors members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which the Company does business, risks associated with our international operations, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, risks associated with an inability to maintain continued compliance with the Nasdaq National Market listing requirements, risks associated with our international operations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That May Affect Future Operating Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

      All references to “Critical Path,” “we,” “our,” or the “Company” mean Critical Path, Inc. and its subsidiaries, except where it is clear from the context that such terms means only the parent company and excludes subsidiaries.

      This Quarterly Report on Form 10-Q includes numerous trademarks and registered trademarks of Critical Path. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

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

Results of Operations

      In view of the rapidly evolving nature of our business, prior acquisitions, organizational restructuring, and limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At March 31, 2002, we had 583 employees, in comparison with 562 employees at December 31, 2001 and 1,011 employees at March 31, 2001. We do not believe that our historical growth rates for revenue, expenses, or personnel are indicative of future results.

     Net Revenues

      We derive most of our revenues through the sale of our messaging and directory communications solutions. These solutions include both licensed software products and hosted messaging services. In addition, we receive revenues from professional services and maintenance and support services. Software license revenues are derived from perpetual and term licenses for our messaging, directory, collaborative and enterprise application integration technologies. Hosted messaging revenues relates to fees for our hosted messaging and collaboration services. These fees are primarily based upon monthly contractual per unit rates for the services involved, and are recognized as revenue on a ratable monthly basis over the term of the contract. Professional services revenues are derived from fees primarily related to training, installation and configuration services and revenue is recognized as services are performed. Maintenance and support revenue is derived from fees related to post-contract customer support agreements associated with software product licenses. Maintenance and support revenues are recognized ratably over the term of the agreement.

      Software License. We recognized $10.9 million in software license revenues during the first quarter of 2002, compared to $5.6 million in the same quarter in 2001. The significant increase in software license revenues over the prior year was due primarily to the uncertainty surrounding Critical Path during the first quarter of 2001, which caused a number of current and potential customers to delay making purchase decisions. This uncertainty was created by the Company’s restatement of certain previously released financial results for the third quarter of 2000, significant turnover within the senior management group and the termination and resignation of much of the leadership within our sales organization. Even with the higher license revenues levels during the first quarter of 2002, our business activities continue to be impacted by the difficult worldwide business climate, which has resulted in lower and delayed information technology spending across the enterprise software market.

      Hosted Messaging. We recognized $7.0 million in hosted messaging revenues during the first quarter of 2002, compared to $14.4 million in the same quarter in 2001. This decrease in 2002 hosted messaging revenues resulted primarily from the Company having either exited or sold, as part of its 2001 restructuring initiatives, certain non-core hosted messaging services during the second half of 2001. These non-core services accounted for a significant portion of first quarter 2001 hosted messaging revenues.

      Professional Services. We recognized $1.9 million in professional services revenues during the first quarter of 2002, compared to $3.4 million in the same quarter in 2001. This decrease in 2002 was due primarily to higher first quarter 2001 professional services revenues directly resulting from the Company’s September 2000 acquisition of PeerLogic, Inc. In addition, the Company’s 2001 restructuring initiatives eliminated certain non-core products, reducing the professional services revenues derived from these products.

      Maintenance and Support. We recognized $3.9 million in maintenance and support revenues during the first quarter of 2002, compared to $3.7 million for the same quarter in 2001. This increase in 2002 resulted primarily from the higher software license revenues levels compared to the first quarter of 2001, partially offset by the loss of maintenance and support revenues from the elimination of certain non-core products and services as part of the Company’s 2001 restructuring initiatives.

      Critical Path’s international operations accounted for approximately 52% of net revenues in the first quarter of 2002. Revenues from international operations accounted for approximately 30% of net revenues in the first quarter of 2001. This significant increase in the percentage of international revenues related primarily to a dramatic reduction in enterprise information technology spending during the first quarter of 2001, as it impacted the sale of our license products in international markets.

     Cost of Net Revenues

      Software License. Cost of net software license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs, and third-party royalties. The cost of net software license revenues for the first quarter of 2002 was comparable to the year ago period.

      Hosted Messaging. Cost of net hosted messaging revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, and other direct and allocated indirect costs. The cost of net hosted messaging revenues were significantly lower in the first quarter of 2002 compared to the prior year primarily due to the Company’s restructuring initiatives undertaken in the second half of 2001. As a result of these initiatives, the costs associated with the Company’s hosted messaging revenues were reduced through the sale or exit of several non-core services, the termination of employees and reduction in employee-related costs, the retirement of surplus network infrastructure equipment and software, and the consolidation of data centers.

      Professional Services. Cost of net professional services revenues consist primarily of personnel costs including custom engineering, installation and training services for both hosted and licensed solutions, and other direct and allocated indirect costs. As a result of the Company’s 2001 restructuring initiatives, personnel and certain overhead costs were reduced, resulting in lower professional services cost of net revenues in the first quarter of 2002, in comparison to the same period in the prior year.

      Maintenance and Support. Cost of net maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. The cost of net maintenance and support revenues was lower in the first quarter of 2002 in comparison to the year ago period, due primarily to a decrease in staffing levels and a reduction in employee-related costs.

      Operations, customer support, and professional services staff decreased to 192 employees at March 31, 2002 from 349 employees at March 31, 2001.

     Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expenses for the first quarter of 2002 decreased significantly over the prior year’s first quarter due primarily to cost savings generated from the Company’s 2001 restructuring initiatives. With actions taken as part of the restructuring, sales and marketing staffing levels were reduced to 143 employees at March 31, 2002 from 286 employees at March 31, 2001. The savings in personnel and personnel-related costs together with the termination of certain strategic marketing relationships related to non-core services accounts for the reduction in sales and marketing expenses from the first quarter of 2001 to the same quarter of 2002.

      Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. This significant decrease in first quarter 2002 research and development expenses resulted primarily from a reduction in headcount and related personnel costs as part of the Company’s 2001 restructuring initiatives. These actions have contributed to a decrease in research and development staffing to 156 employees at March 31, 2002, from 244 employees at March 31, 2001. In addition, savings realized from the termination of certain outside consulting arrangements and consolidation of facilities also contributed to this decrease in research and development expenses.

      General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. The significant decrease in first quarter 2002 general and administrative expenses in comparison to the same period in the prior year was due primarily to cost savings realized from the Company’s 2001 restructuring initiatives. Savings were realized from a decrease in general and administrative staffing levels to 92 employees at March 31, 2002 from 132 employees at March 31, 2001, as well as lower facilities costs resulting from the Company’s reduction in facilities from 77 at December 31, 2000 to 27 at March 31, 2002. In addition, as a result of the restatement of certain previously released 2000 financial results, the Company incurred higher fees for outside professional services in the first quarter of 2001, in particular higher legal and accounting fees related to the SEC investigation and extended outside audit work.

     Amortization of Intangible Assets

      In connection with the acquisitions we completed in 1999 and 2000, which were all accounted for using the purchase method of accounting, we recorded goodwill and other intangible assets, primarily for assembled workforce, customer base, and existing technology. During 2000 and 2001, we recorded charges of $1.3 billion and $26.6 million, respectively, related to the impairment of certain long-lived assets, including intangible assets. In addition, with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, in the beginning of 2002, approximately $5.5 million of the Company’s intangible assets related to acquired workforce and goodwill will no longer be subject to amortization, but instead will be periodically tested for impairment. As a result of the 2001 impairment charge and the adoption of SFAS No. 142, first quarter 2002 amortization expense decreased significantly from the first quarter of 2001. Based upon the types of identifiable intangibles acquired, first quarter 2002 amortization expense of $4.6 million was allocated to cost of net revenues and the remaining amortization expense of $6.1 million was allocated to operating expenses.

     Acquisition-Related Retention Bonuses

      In connection with the numerous acquisitions completed in 1999 and 2000, we established various retention bonus programs that in the aggregate amounted to approximately $20.7 million in incentives for certain former employees of these companies to encourage their continued employment with Critical Path. The significant decrease in acquisition-related retention bonus expense resulted from the completion during fiscal year 2001 of all but one of the acquisition-related retention bonus programs. The remaining program concluded in April 2002.

     Stock-Based Expenses

      Stock-based expenses are comprised of charges related to certain stock options and warrants granted to employees, directors and consultants from 1998 through 2001 and common stock issued to certain employees, directors and advisors in 1998 and 1999. The decline in stock-based expenses in the first quarter of 2002 in comparison to the first quarter of 2001 was primarily the result of certain stock-based charges related to 1998 grant activity becoming fully amortized in the second-half of 2001.

     Interest and Other Income (Expense)

      Interest and other income (expense) consists primarily of interest earnings on cash and cash equivalents as well as net realized gains (losses) on foreign exchange transactions. Interest income amounted to $336,000 and $2.3 million in the first quarters of 2002 and 2001, respectively. Interest income was lower for the first quarter of 2002 compared to the same period in the prior year due to lower cash balances available for investing. Cash balances declined during the twelve months ended March 31, 2002, due primarily to the funding of the Company’s net losses and cash utilized in 2001 to retire a significant portion of the Company’s convertible debt obligations. Also included in interest and other income (expense) were net gains recognized from foreign currency transactions associated with our international operations in the amounts of $202,000 and $136,000 for the first quarter of 2002 and 2001, respectively.

     Interest Expense

      Interest expense consists primarily of the interest, amortization of related issuance costs associated with the Convertible Subordinated Notes we issued in March 2000, and interest on certain capital leases. Because of the retirement of a significant portion of our convertible subordinated notes and capital leases during 2001, interest expense for the first quarter of 2002 declined to $783,000 from $5.1 million for the first quarter of 2001. For the first quarter of 2002, we incurred approximately $552,000 in interest expense on the Convertible Subordinated Notes, and approximately $69,000 from the amortization of debt issuance costs. We incurred approximately $4.3 million in interest expense on the Convertible Subordinated Notes, and approximately $538,000 related to amortization of debt issuance costs during the first quarter of 2001. The amortization of the issuance costs associated with the redeemable convertible preferred shares which the Company issued in the fourth quarter of 2001 totalled $139,000 for the first quarter of 2002 and is also reported as a component of interest expense. Interest on capital leases and other long-term obligations amounted to approximately $23,000 for the first quarter of 2002 and $264,000 during the first quarter of 2001.

     Equity in Net Loss of Critical Path Pacific

      In June 2000, we established a joint venture, Critical Path Pacific, with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. We invested $7.5 million and hold a 40% ownership interest in the joint venture. This investment is being accounted for using the equity method. During the first quarter of 2002, we recorded equity in net loss of joint venture of approximately $403,000, compared to a net loss of $776,000 recorded in the first quarter of 2001.

Provision for Income Taxes

      An $800,000 benefit for U.S. federal income taxes was recorded during the first quarter of 2002 due to the repeal of the federal corporate alternative minimum tax. No current provision for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization. As a partial offset to the U.S. tax benefit we recorded, we recognized a provision for foreign income taxes during the first quarter of 2002 as certain of our European operations generated income taxable in certain European jurisdictions.

Liquidity and Capital Resources

      As of March 31, 2002, our cash, cash equivalents and short-term investments totaled $63.5 million, comprised of $52.2 million in cash and cash equivalents and $11.3 million in short-term investments. Our working capital amounted to approximately $52.2 million. During the first quarter of 2002, we used approximately $7.0 million in cash.

      We used cash of $3.1 million to fund operating activities during the first quarter of 2002 primarily due to our net loss, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related sales of our software products and services. In addition, we used cash to make certain insurance, and software and hardware support and maintenance renewal payments during the quarter, accounting for the $3.2 million in cash used for other assets. These uses of cash to fund operating activities were partially offset by the growth in our accounts payable balances by $5.4 million.

      We used cash in investing activities during the first quarter of 2002 totaling $2.7 million. Cash was primarily used to purchase additional short-term investments of $1.6 million and $1.3 million was used to purchase additional network infrastructure equipment and to fund a portion of the tenant improvements in the Company’s new San Francisco office.

      We used cash from financing activities during the first quarter of 2002 of $1.2 million. Cash was principally used to retire $3.1 million in principal on capital lease obligations. This use of cash was partially offset by proceeds the Company received from the repayment of notes receivable from former officers and shareholders totaling $1.2 million and $677,000 from the sale of the Company’s common stock.

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

      Additionally, we have no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies. We continually evaluate potential acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize our cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. Currently, we are considering several alternatives to expend our presence in the Asian markets and potentially other international markets. These alternatives could increase liquidity through the infusion of investment capital by third-party investors or decrease our liquidity as a result of Critical Path seeking to fund expansion into these markets. Such expansions might also cause an increase in capital expenditures and operating expenses.

Additional Factors That May Affect Future Operating Results

Due to our limited operating history, evolving business strategy and the nature of the messaging and directory infrastructure market, our future revenues are unpredictable, and our quarterly operating results may fluctuate.

      We cannot accurately forecast our revenues as a result of our limited operating history, evolving business strategy and the emerging nature of the Internet messaging infrastructure market. Forecasting is further complicated by rapid changes in our business due to integration of acquisitions we completed in 1999 and 2000, our recent strategic and operational restructuring, as well as significant fluctuations in license revenues as a percentage of total revenues from an insignificant percentage in 1999, to 38% in 2000, 30% in 2001 and 46% for the first quarter of 2002. Our revenues have in some quarters and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

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

      We depend on strategic relationships to expand distribution channels and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon aggressively marketing our services through new and existing strategic relationships. We depend on a broad acceptance of our software and outsourced messaging services on the part of potential resellers and partners and our acceptance as a supplier of outsourced messaging solutions. We also depend on joint marketing and product development through strategic relationships to achieve further market acceptance and brand recognition. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon 30 - 120 days notice. Most of the agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. In addition to strategic relationships, we also depend on the ability of our customers to aggressively sell and market our services to their end-users. If we lose any strategic relationships, fail to renew these agreements or relationships, fail to fully exploit our relationships, or fail to develop new strategic relationships, our business and financial results will suffer. The loss of any key strategic relationships would have an adverse impact on our current and future revenues.

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

      As of March 31, 2002, we had an accumulated deficit, including other comprehensive income, of approximately $2.1 billion. We have not achieved profitability in any period and expect to continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. We do expect that our operating expenses will continue to decrease as a result of our strategic and operational restructuring and other cost-cutting efforts. However, we will continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a negative effect on our operating results and our financial condition.

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

If we fail to improve our sales and marketing results, we may be unable to grow our business which would negatively impact our operating results.

      Our ability to increase revenues will depend on our ability to successfully recruit, train and retain experienced and effective sales and marketing personnel. Competition for qualified personnel is intense and we may not be able to hire and retain personnel with relevant experience. The complexity and implementation of our messaging and directory infrastructure products and services require highly trained sales and marketing personnel to educate prospective customers regarding the use and benefits of our services. Current and prospective customers, in turn, must be able to educate their end-users. Any delays or difficulties encountered in our staffing efforts would impair our ability to attract new customers and enhance our relationships with existing customers, and ultimately, grow revenues. This would also adversely impact the timing and extent of our revenues. Because we have experienced turnover in our sales force and the majority of our current sales and marketing personnel have recently joined us and have limited experience working together, our sales and marketing organizations may not be able to compete successfully against the sales and marketing organiza-

tions of our competitors. If we do not successfully operate and grow our sales and marketing activities, our business could suffer and the price of our common stock could decline.

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

      Because we sell complex and sophisticated technology, our sales cycle can be long and unpredictable, often taking between two to twelve months. Because of the nature of our product and service offerings it can take many months of customer education and product evaluation before a purchase decision is made. In addition, many factors can influence the decision to purchase our product and service offerings including budgetary restraints and decreases in capital expenditures, quarterly fluctuations in operating results of customers and potential customers, the emerging and evolving nature of the internet-based services and wireless services markets. Furthermore, general global economic conditions, and a slowdown in technology spending in particular, have further lengthened and affected our sales cycle, leading to delays and postponements in purchasing decisions. Any delay or cancellation in sales of our products or services could cause our operating results to differ from those projected and cause our stock price to decline.

We may need to raise additional capital and to initiate other operational strategies that may dilute existing shareholders.

      We believe that existing capital resources will enable us to maintain current and planned operations through March 31, 2003. However, additional capital may be required to continue operations and achieve profitability. In addition, we may be required to raise additional funds due to unforeseen circumstances. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders. Additionally, we face a number of challenges in operating our business, including but not limited to the resources to maintain worldwide operations, our leveraged capital structure and significant contingent liabilities associated with litigation. In the event that resolution of these or other operational matters involve issuance of stock or other derivative instruments, our existing shareholders may experience significant dilution.

Pending litigation could harm relationships with existing or potential strategic partners and customers, and divert management’s attention, either of which could harm our business.

      We have had filed in recent years, a number of lawsuits against us, including securities class action and shareholder derivative litigation filed in February and August 2001, and certain of our current and former officers and directors and some of our subsidiaries, as well as other lawsuits related to acquisitions, employee terminations and copyright infringement. While these lawsuits vary greatly in the materiality of potential liability associated with them, the uncertainty associated with substantial unresolved lawsuits could seriously harm our business, financial condition and reputation, whether material individually or in the aggregate. In particular, this uncertainty could harm our relationships with existing customers, our ability to obtain new customers and our ability to operate certain aspects of our business.

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

      In February 2001, the Securities and Exchange Commission, or SEC, issued a formal order of investigation of us and certain current and former officers associated with us. The investigation relates to non-specified accounting matters, financial reports, other public disclosures and trading activity in our stock. In February 2002, the SEC announced the conclusion of the investigation as to the Company. Although the SEC did not impose any penalties against the Company, we consented without admitting or denying liability, to an administrative order that the Company violated certain non-fraud provisions of the federal securities laws and to a cease and desist order. In addition, the SEC and the Department of Justice charged two former employees of the Company with various violations of the securities laws. Despite the conclusion of the investigation of the Company, lingering concerns about the actions leading up to the restatement of financials for the third quarter of 2000 has nevertheless cast doubt on the future of the Company in the eyes of customers and investors and could continue to harm our business and cause the price of our common stock to continue to fluctuate and/or decline significantly.

We may not be able to maintain our listing on The Nasdaq National Market and if we fail to do so, the price and liquidity of our common stock may decline.

      The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum bid price per share of $1. As of March 31, 2002 we were in compliance with all Nasdaq National Market listing requirements. However, there were periods in the second and third quarters of 2001 when the closing bid price per share for our common stock was well below $1. Although our bid price has been above $1 per share since November 1, 2001, if the bid price of our common stock price again slips below $1 per share for more than 60 days, our common stock may not remain listed on The Nasdaq National Market. Also effective November 1, 2002, we will need to comply with the Nasdaq National Market’s revised quantitative maintenance criteria including a new minimum requirement of $10.0 million in stockholders’ equity. The Nasdaq National Market’s Audit Committee Rules require that our audit committee be comprised of at least three independent members. We believe that we currently comply with this requirement. However, there can be no assurance that we will be able to comply with the quantitative maintenance criteria or any of the Nasdaq National Market’s rules in the future. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

Our stock price has demonstrated volatility during recent quarters and continued volatility in the stock market may cause further fluctuations and/or decline in our stock price.

      The trading price of our common stock has been and may continue to experience volatility and wide fluctuations. For example, during the fourth quarter of 2001, the closing sale prices of our common stock on the Nasdaq National Market ranged from $0.51 on October 1, 2001 to $2.74 on December 31, 2001, and the closing price of our stock on March 28, 2002 was $2.16 per share. Our stock price may further fluctuate or decline in response to any number of factors and events, such as announcements related to litigation, technological innovations, strategic and sales relationships, new product and service offerings by us or our competitors, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and overall market conditions. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

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

If we are not successful in implementing our strategic plan, including the exit of certain non-core products and services, our business could be negatively impacted.

      In the first quarter of 2001, we developed a strategic plan that involved reorganizing our product and service offerings around a group of core products deemed most imperative to our ability to serve the messaging and directory infrastructure market. In the second and third quarters of 2001, implementation of the plan occurred and, accordingly, products and services determined to be non-core to our strategy were exited. As a result, revenue from non-core products and services comprising approximately 37% of total revenues in the first quarter of 2001, had declined to approximately 24% of total revenues in the second quarter of 2001, approximately 18% of total revenues in the third quarter of 2001, and approximately 3% of total revenues in the fourth quarter of 2001 and none in 2002. Our strategic plan also included initiatives aimed at reducing operating costs through headcount reduction and consolidation of approximately two-thirds of our office space and related contracts and leases, all in keeping with our increased focus on core messaging products and services. During the fourth quarter of 2001 we incurred additional charges in connection with previously announced reductions in force and were able to finalize the consolidation of additional facilities and related contracts and expenses associated with those facilities.

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

      Consequently, we may not be successful or efficient in integrating or divesting acquired businesses or technologies and may not achieve anticipated revenues and benefits and/or cost reductions. We also cannot guarantee that these acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will be realized. In addition, if we are not successful in divesting non-core acquired businesses, we will incur costs associated with the cessation of operations or wind up of acquired businesses. In either event, we will likely further incur significant expenses as well as non-cash charges to write-off acquired assets, which could seriously harm our financial condition and operating results.

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

      Few laws currently apply directly to activity on the Internet and the messaging business, however new laws are proposed and other laws made applicable to Internet communications every year. In particular, the Company faces risks associated with privacy, confidentiality of user data and communications, consumer protection, taxation, content, copyright, trade secrets, trademarks, antitrust, defamation and other legal issues. In particular, legal concerns with respect to communication of confidential data have affected our financial services and health care customers due to newly enacted federal legislation. The growth of the industry and the proliferation of Internet-based messaging devices and services may prompt further legislative attention to our industry and thus invite more regulatory control of our business. The imposition of more stringent protections and/or new regulations and application of laws to our business could burden our company and those with which we do business. Further, the adoption of additional laws and regulations could limit the growth of our business and that of our business partners and customers. Any decreased generalized demand for our services or the loss of, or decrease, in business by a key partner due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could harm our financial condition or operating results. Certain of our service offerings include operations subject to the Digital Millenium Copyright Act of 1998. The Company has expended resources and implemented processes and controls in order to remain in compliance with DMCA but there can be no assurance that our efforts will be sufficient and/or new legislation and case law will not affect the operation of certain services.

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

      We derived 52% of our revenues from international sales in the quarter ended March 31, 2002 and 30% of our revenues from international sales in the first quarter of 2001. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

SUPPLEMENTAL ALTERNATIVE MEASUREMENT FINANCIAL DATA

      The following supplemental alternative measurement financial information presents Critical Path’s condensed consolidated results of operations during the three-month periods of 2001 and 2002, excluding the impact of certain special charges consisting of (i) amortization of intangible assets associated with purchase business combinations and financing transactions, (ii) accruals for employee retention bonuses associated with purchase business combinations, (iii) stock-based compensation associated with outstanding options and warrants, (iv) one-time charges related to restructuring initiatives, (v) write-down of investments, (vi) gain on adjustment to market of the preferred stock instrument, and (vii) accretion on redeemable convertible preferred shares. This supplemental presentation is for informational purposes only, and is not intended to replace the consolidated operating results prepared and presented in accordance with generally accepted accounting principles.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA

Excluding Certain Special Charges
(In thousands, except per share amounts)

	Three Months Ended

	March 31,	March 31,
	2001	2002

	(Unaudited)
Net revenues
Software license	$5,550	$10,911
Hosted messaging	14,440	6,964
Professional services	3,416	1,937
Maintenance and support	3,737	3,877

Total net revenues	27,143	23,689

Cost of net revenues
Software license	291	287
Hosted messaging	17,938	7,817
Professional services	2,966	2,443
Maintenance and support	2,586	2,103

Total cost of net revenues	23,781	12,650

Gross profit	3,362	11,039

Operating expenses
Sales and marketing	18,712	10,943
Research and development	9,934	5,002
General and administrative	13,293	6,678

Total operating expenses	41,939	22,623

Loss from operations	(38,577)	(11,584)
Interest and other income (expense), net	2,425	533
Interest expense	(5,051)	(570)
Equity in net loss of joint venture	(776)	(403)

Loss before income taxes	(41,979)	(12,024)
Benefit from (provision for) income taxes	(343)	573

Net loss	$(42,322)	$(11,451)

Net loss per share — basic and diluted	$(0.59)	$(0.15)

Weighted average shares — basic and diluted	72,137	76,514
EBITDA(1)	$(27,393)	$(3,784)

(1)	Earnings before interest, taxes, depreciation and amortization, equity in net loss of joint venture and one-time charges identified in the following table. EBITDA is calculated by adding depreciation, approximately $7.8 million, back into loss from operations.

      The following table reconciles the alternative measurement financial data presented above to the consolidated operating results prepared and presented in accordance with generally accepted accounting principles (“GAAP”).

	Three Months Ended

	March 31,	March 31,
	2001	2002

	(Unaudited)
Supplemental alternative measurement net loss	$(42,322)	$(11,451)
Amortization of purchased technology	(5,672)	(4,630)
Amortization of intangible assets	(8,966)	(6,131)
Acquisition-related retention bonuses in operating expenses	(170)	(10)
Stock-based expense in cost of revenue	(1,303)	(417)
Stock-based expense in operating expenses	(11,597)	(3,255)
Amortization of debt issuance costs in non-operating expense	(16)	(213)
Loss on investments in non-operating expense	—	(104)
Preferred stock instrument marked to market	—	200

Subtotal of amounts excluded from pro forma net loss	(27,724)	(14,560)

GAAP net loss	(70,046)	(26,011)
Accretion on redeemable convertible preferred shares	—	(3,206)

GAAP net loss attributable to common shares	$(70,046)	$(29,217)

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      As of March 31, 2002, our investment portfolio consisted of available-for-sale securities, excluding those classified as cash equivalents, of $17.5 million. These securities consist of $6.2 million of strategic equity investments in corporate partners, certain of which are publicly traded and marketable and certain of which are privately held and $11.3 million of high grade, low risk government securities and corporate bonds. These securities are subject to equity price risk. Critical Path’s long-term obligations consist of our $38.4 million of face value 5.75% Convertible Subordinated Notes due April 2005, and certain fixed rate capital leases. We do not plan to reduce or eliminate our market exposure on these securities.

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

      Information relating to quantitative and qualitative disclosures about market risk is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of Critical Path, Inc.

      We have reviewed the accompanying condensed consolidated balance sheets of Critical Path, Inc. and its subsidiaries as of March 31, 2002 and the related condensed consolidated statement of operations for the three month period ended March 31, 2002 and the condensed consolidated statement of cash flow for the three month period ended March 31, 2002. These financial statements are the responsibility of the Company’s management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, of shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 5, 2002 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, CA

May 8, 2002

PART 2 — OTHER INFORMATION

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

      On April 30, 2002, MBCP PeerLogic LLC and other named plaintiffs filed suit in the U.S. District Court for the Southern District of New York against Critical Path and certain of its former officers. The plaintiff shareholders opted out of the shareholder litigation settlement currently pending in the U.S. District Court for the Northern District of California. The complaint, which has not been served on the Company, alleges breach of contract, unjust enrichment, common law fraud and violations of federal securities laws and seeks compensatory and punitive damages in an unnamed amount but in excess of $200 million.

      Securities and Exchange Commission Investigation. In February 2001, the Securities and Exchange Commission (the “SEC”) issued a formal order of investigation of the Company and certain of the Company’s current and former officers and directors associated with the Company with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The Company fully cooperated with the SEC in its investigation. The SEC’s investigation was concluded against the Company in January 2002 with no imposition of fines or penalties against the Company. The Company consented without admitting or denying liability, to an administrative order that the Company violated certain non-fraud provisions of the federal securities laws and to a cease and desist order. The investigation has thus far resulted with charges being filed against two former executive officers of the Company. The investigation of former executives officers and directors of the Company is continuing and while the Company is fully cooperating with such investigation we do not know the status of the investigation with respect to many of such former officers.

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

      Lease Dispute. In July 2000, PeerLogic, an acquired subsidiary of Critical Path, signed a lease for office space at 292 Ivy Street in San Francisco, CA. The landlord and PeerLogic had begun construction work to build out the space, when Critical Path acquired PeerLogic in December 2000. After reviewing its obligations under the lease, Critical Path noted that local zoning laws likely prohibited a business like Critical Path or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The preliminary zoning determination stated that Critical Path’s proposed use of the leased premises was not permitted. The landlord appealed this determination and prevailed before the San Francisco Board of Appeals. Critical Path appealed that determination but upon rehearing the Board of Appeals confirmed its decision. As anticipated, thereafter the landlord filed suit for back rent and breach of contract against Critical Path on April 30, 2002. The complaint seeks compensatory damages of approximately $7 million and unspecified punitive damages. The Company intends to vigorously defend its rights but there can be no assurance as to the outcome of this litigation.

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

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

4.1	Warrant to Purchase Common Stock dated June 2000 issued by the Registrant to i2 Technologies, Inc.
4.2	Warrant to Purchase Common Stock dated June 2000 issued by the Registrant to i2 Technologies, Inc.
4.3	Warrant to Purchase Shares of Common Stock dated as of October 20, 1999 by Registrant to U.S. Telesource.
4.4	Warrant to Purchase Shares of Common Stock dated as of May 9, 2001 by Registrant to LaHorgue Family Trust.
4.5	Warrant to Purchase Shares of Common Stock dated as of May 9, 2001 by Registrant to Rajiv Surendra Patel.

10.1	First Amendment to Email Services Agreement by and between Registrant and ICQ, Inc.
10.2	Amendment to Employment Agreement dated as of February 12, 2002 by and between Registrant and David C. Hayden.
15.1	Letter of PricewaterhouseCoopers LLP on Unaudited Interim Financial Information

      (b) Reports on Form 8-K

      None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL PATH, INC.

By:	/s/ LAUREEN DEBUONO

Laureen DeBuono
Executive Vice President,
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: May 15, 2002

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

4.1	Warrant to Purchase Common Stock dated June 2000 issued by the Registrant to i2 Technologies, Inc.
4.2	Warrant to Purchase Common Stock dated June 2000 issued by the Registrant to i2 Technologies, Inc.
4.3	Warrant to Purchase Shares of Common Stock dated as of October 20,1999 by Registrant to U.S. Telesource.
4.4	Warrant to Purchase Shares of Common Stock dated as of May 9, 2001 by Registrant to LaHorgue Family Trust.
4.5	Warrant to Purchase Shares of Common Stock dated as of May 9, 2001 by Registrant to Rajiv Surendro Patel.
10.1	First Amendment to Email Services Agreement by and between Registrant and ICQ, Inc.
10.2	Amendment to Employment Agreement dated as of February 12, 2002 by and between Registrant and David C. Hayden.
15.1	Letter of PricewaterhouseCoopers LLP on Unaudited Interim Financial Information

*	See Exhibit Index attached hereto, which is incorporated herein by reference.