Form 10-Q
period 2002-06-30
CRITICAL PATH INC
filed 2002-08-14
CIK 1060801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number: 000-25331

Critical Path, Inc.

A California Corporation	I.R.S. Employer No. 91-1788300

350 The Embarcadero
San Francisco, California 94105
415-808-8800

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         As of July 31, 2002, the company had outstanding 79,642,000 shares of common stock, $0.001 par value per share.

PART I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SUPPLEMENTAL ALTERNATIVE MEASUREMENT FINANCIAL DATA
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART 2 — OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Report on Form 8-K
SIGNATURE
INDEX TO EXHIBITS
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 15.1
Exhibit 99.1

CRITICAL PATH, INC.

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,	June 30,
	2001	2002

		(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$59,463	$43,195

Short-term investments	9,702	13,302

Accounts receivable, net	26,692	27,753

Other current assets	5,367	6,684

Total current assets	101,224	90,934

Investments	7,215	1,848

Property and equipment, net	36,285	26,382

Goodwill	5,631	6,613

Other intangible assets, net	43,010	21,524

Restricted cash	2,674	5,692

Other assets	3,913	5,551

Total assets	$199,952	$158,544

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$25,955	$32,328

Accrued expenses	6,232	4,783

Deferred revenue	10,297	9,690

Capital lease and other obligations, current	3,431	3,447

Total current liabilities	45,915	50,248

Convertible subordinated notes payable	38,360	38,360

Capital lease and other obligations, long-term	1,149	1,862

Total liabilities	85,424	90,470

Commitments and contingencies (Note 2)

Mandatorily redeemable preferred stock	5,373	15,427

Shareholders’ equity

Common stock and paid-in-capital, $0.001 par value

Shares authorized: 500,000

Shares issued and outstanding: 76,581 and 79,639, respectively	2,176,370	2,173,176

Common stock warrants	5,250	5,947

Notes receivable from shareholders	(1,222)	—

Unearned compensation	(7,050)	(1,755)

Accumulated deficit, including other comprehensive loss	(2,064,193)	(2,124,721)

Total shareholders’ equity	109,155	52,647

Total liabilities, mandatorily redeemable preferred stock and shareholders’ equity	$199,952	$158,544

The accompanying notes are an integral part of these Condensed Consolidated
Financial Statements.

CRITICAL PATH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2002	2001	2002

		(Unaudited)
Net revenues

Software license	$8,913	$10,900	$14,463	$21,811

Hosted messaging	11,141	5,582	25,580	12,546

Professional services	2,900	2,645	6,317	4,582

Maintenance and support	4,131	3,315	7,868	7,192

Total net revenues	27,085	22,442	54,228	46,131

Cost of net revenues

Software license	126	586	417	873

Hosted messaging	17,440	7,570	35,378	15,387

Professional services	2,594	2,166	5,560	4,609

Maintenance and support	2,414	2,224	5,000	4,327

Amortization of purchased technology	5,672	4,631	11,344	9,261

Stock-based expense — Hosted messaging	441	232	826	417

Stock-based expense — Professional services	588	65	1,021	146

Stock-based expense — Maintenance and support	440	121	925	272

Impairment of long-lived assets	4,207	—	4,207	—

Total cost of net revenues	33,922	17,595	64,678	35,292

Gross profit (loss)	(6,837)	4,847	(10,450)	10,839

Operating expenses

Sales and marketing	15,694	11,374	34,406	22,317

Research and development	8,333	5,173	18,267	10,175

General and administrative	11,745	6,296	25,038	12,974

Amortization of intangible assets	4,112	6,227	8,245	12,358

Acquisition-related retention bonuses	793	—	963	11

Stock-based expense — Sales and marketing	6,681	650	13,281	3,185

Stock-based expense — Research and development	1,229	353	2,326	775

Stock-based expense — General and administrative	6,334	3,111	15,067	3,408

Restructuring expense, net	8,481	1,539	8,481	1,539

Impairment of long-lived assets	9,991	—	9,991	—

Total operating expenses	73,393	34,723	136,065	66,742

Loss from operations	(80,230)	(29,876)	(146,515)	(55,903)

Interest and other income (expense), net	2,193	(3,359)	4,618	(2,730)

Interest expense	(5,315)	(733)	(10,382)	(1,516)

Equity in net loss of joint venture	(397)	(1,005)	(1,173)	(1,408)

Gain on retirement of convertible subordinated notes, net	3,818	—	3,818	—

Loss before income taxes	(79,931)	(34,973)	(149,634)	(61,557)

Provision for income taxes	(1,150)	(594)	(1,493)	(21)

Net loss	(81,081)	(35,567)	(151,127)	(61,578)

Accretion on redeemable convertible preferred shares	—	(3,261)	—	(6,467)

Net loss attributable to common shares	$(81,081)	$(38,828)	$(151,127)	$(68,045)

Net loss per share — basic and diluted

Net loss per share	$(1.10)	$(0.46)	$(2.07)	$(0.80)

Net loss per share attributable to common shares	$(1.10)	$(0.50)	$(2.07)	$(0.88)

Weighted average common shares outstanding	73,794	77,790	72,966	77,152

The accompanying notes are an integral part of these Condensed Consolidated
Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended

	June 30,	June 30,
	2001	2002

	(Unaudited)
Operating
Net loss	$(151,127)	$(61,578)

Provision for doubtful accounts	3,746	457

Depreciation and amortization	24,139	15,319

Amortization of intangible assets	19,588	21,619

Amortization of stock-based expenses	33,463	8,342

Equity in net loss of joint venture	1,173	1,408

Impairment of long-lived assets	14,198	—

Change in fair value of preferred stock instrument	—	3,320

Gain on retirement of convertible debt, net	(3,818)	—

Provision for restructured operations	—	1,022

Accounts receivable	6,333	(1,311)

Other assets	2,384	(1,546)

Accounts payable	(3,570)	2,978

Accrued expenses	(2,380)	(1,509)

Deferred revenue	(14)	(607)

Net cash used in operating activities	(55,885)	(12,086)

Investing
Notes receivable from officers	85	265

Property and equipment purchases	(10,733)	(2,801)

Payments for acquisitions, net of cash acquired	(9,898)	4,511

Short-term investments	(18,308)	(3,600)

Restricted cash	(817)	(3,018)

Net cash used in investing activities	(39,671)	(4,643)

Financing
Proceeds from issuance of Common Stock, net	1,599	1,439

Retirement of convertible debt	(1,182)	—

Proceeds from payments of shareholder notes receivable	33	1,222

Principal payments on capital lease obligations	(4,864)	(3,130)

Purchase of Common Stock	(54)	—

Net cash used in financing activities	(4,468)	(469)

Net change in cash and cash equivalents	(100,024)	(17,198)

Effect of exchange rates on cash and cash equivalents	(2,240)	930

Cash and cash equivalents at beginning of period	216,542	59,463

Cash and cash equivalents at end of period	$114,278	$43,195

The accompanying notes are an integral part of these Condensed Consolidated
Financial Statements.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The Company

         Critical Path, Inc. was incorporated in California on February 19, 1997. Critical Path, Inc., along with its subsidiaries (collectively referred to herein as “We,” “Critical Path” or the “Company”), provides messaging and collaboration solutions, from wireless and secure and unified messaging to basic email and personal information management, as well as identity management solutions that simplify user profile management and strengthen information security. The Company’s customers are corporate enterprises, carriers and service providers, postal authorities and government agencies.

         The unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company furnished herein have been reviewed by independent accountants and reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for each interim period presented. All adjustments are normal recurring adjustments. The Financial Statements should be read in conjunction with the condensed consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire year.

         With respect to the unaudited condensed consolidated financial information of the Company as of June 30, 2002 and for the three and six-month periods ended June 30, 2001 and 2002 included herein, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 7, 2002, appearing herein, states that they did not audit and they do not express an opinion on the unaudited condensed consolidated financial information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a report or a part of this Form 10-Q prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Segment and Geographic Information

         The Company does not currently manage its business in a manner that requires it to report financial results on a segment basis. The Company currently operates in one segment: Internet messaging and communication products and services and management uses one measure of profitability. Revenue information on a product and service basis has been disclosed in our statements of operations.

Reclassifications

         Certain amounts previously reported have been reclassified to conform to the current period presentation.

Recent accounting pronouncements

         In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of SFAS No. 146 on its financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002 and rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 4, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The

Company early adopted the rules on accounting and reporting gains and losses from extinguishment of debt in the second quarter of fiscal 2002. Adoption resulted in the reclassification of certain gains on extinguishment of debt recorded in fiscal 2001.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addressed financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition and goodwill and other intangible assets subsequent to their acquisition. This Statement supersedes APB Opinion No. 17, Intangible Assets. Under the provisions of this Statement, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill shall not be amortized. Goodwill shall be tested for impairment on an annual basis and between annual tests in certain circumstances at a level of reporting referred to as a reporting unit. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this Statement. The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of fiscal 2002. Adoption resulted in the identification of approximately $5.6 million in intangible assets related to acquired workforce and goodwill that will no longer be amortized. These assets were also tested upon implementation and found not to be impaired based upon estimates of the fair values of the two reporting units identified. See also Note 6 — Intangible Assets.

Note 2 — Commitments and Contingencies

         The Company is a party to lawsuits in the normal course of our business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, we are not a party to any other material legal proceedings.

         Securities Class Actions in Northern District of California. Beginning on February 2, 2001, a number of securities class action complaints were filed against the Company and certain of its former officers and directors in the U.S. District Court for the Northern District of California. The complaints alleged that the Company and certain of its former officers and directors made false or misleading statements about the Company’s financial results and its prospects. In addition, on September 24, 2001, certain former shareholders of PeerLogic, Inc. filed a putative class action in the Superior Court of the State of California alleging that Critical Path breached representations and warranties made in connection with the acquisition of PeerLogic. On November 8, 2001, Critical Path announced that it had reached an agreement in principle to settle these cases. In February 2002, the Court gave preliminary approval to the settlement of these cases. In June 2002, the Court entered its final approval of the settlement. In connection with the settlement, the Company reached a financial settlement and issued warrants to purchase up to 850,000 shares of common stock at $10.00 per share and recorded the fair value of the warrants of $697,000 as a general and administrative expense in the first quarter of 2002.

         On April 30, 2002, MBCP PeerLogic LLC and other named plaintiffs filed suit in the U.S. District Court for the Southern District of New York against Critical Path and certain of its former officers. The plaintiff shareholders opted out of the shareholder litigation settlement which was approved by the U.S. District Court for the Northern District of California in June 2002. The complaint alleges breach of contract, unjust enrichment, common law fraud and violations of federal securities laws and seeks compensatory and punitive damages in an unnamed amount but in excess of $200 million.

         Securities and Exchange Commission Investigation. In 2001, the Securities and Exchange Commission (the “SEC”) investigated the Company and certain of the Company’s former officers and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The SEC concluded its investigation of the Company in January 2002 with no imposition of fines or penalties. The Company consented without admitting or denying liability, to an administrative order that the Company violated certain non-fraud provisions of the federal securities laws and to a cease and desist order. The investigation has also thus far resulted in charges being filed against two former officers of the Company. We believe that the investigation of former officers of the Company continues and, while the Company is fully cooperating with all requests with respect to such investigation, we do not know the status of such investigation.

         Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California and in the U.S. District Court for the Northern District of California. The derivative complaints alleged that certain of the Company’s former officers and directors breached their fiduciary duties, engaged in abuses of control, were unjustly enriched by sales of the Company’s common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. While the plaintiffs sought unspecified damages on the Company’s behalf, because of the nature of derivative litigation, any recovery would inure to the Company’s benefit. Contemporaneously with settlement of the securities class action described above, an agreement in principle was reached to settle the derivative action.

         Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of its former officers and directors and underwriters connected with its initial public offering of common stock in the U.S. District Court for the Southern District of New York. The purported class action complaints were filed by individuals who allege that they purchased common stock at the initial public offering of common stock between March 26, 1999 and December 6, 2000. The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The complaints have been consolidated into a single action. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s stock during the specified period. Similar complaints have been filed against more than 300 other companies and additional underwriters.

         Lease Dispute. In July 2000, PeerLogic, Inc. signed a lease for office space in San Francisco, California. In December 2000, we acquired PeerLogic as a wholly-owned subsidiary. After reviewing its obligations under the lease, we determined that local zoning laws likely prohibited a business such as the Company or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The Zoning Administrator determined that the Company’s proposed use of the leased premises was not permitted. The landlord appealed this determination and prevailed before the San Francisco Board of Appeals. The Company requested a rehearing on the matter, which the Board of Appeals denied. In July 2002, the Company filed a Petition for Writ of Administrative Mandamus with the San Francisco Superior Court, requesting that the Board of Appeals’ decision be reversed and/or remanded for rehearing by the Board, with instructions from the Court. On April 30, 2002, the landlord filed suit in San Francisco Superior Court against the Company alleging, among other things, breach of the lease. In its complaint, the landlord sought unspecified compensatory damages for back rent, attorneys’ fees, treble damages under relevant statutes, and unspecified punitive damages. Litigation in this matter is ongoing.

         The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm the Company’s business and financial condition. In particular, the lawsuits or the continued effects of the investigation could harm its relationships with existing customers and its ability to obtain new customers. The continued defense of lawsuits could also result in the diversion of management’s time and attention away from business operations, which could harm the Company’s business. Negative developments with respect to the settlements or the lawsuits could cause the Company’s stock price to decline significantly. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits or the investigation by settlement or otherwise, and although the Company maintains adequate and customary insurance, the size of any such payments could seriously harm the Company’s financial condition.

Note 3 —Acquisition of Japanese Joint Venture

         On June 6, 2002, the Company acquired the remaining 60% ownership interest that it did not already own in its Japanese joint venture, Critical Path Pacific, Inc., from Mitsui and Co. Ltd., NTT Communications Corporation and NEC Corporation, for $3.0 million in cash and the assumption of $2.6 million in business restructuring and capital lease obligations. The excess of the purchase price of $5.6 million over the fair value of the acquired net assets, primarily working capital and fixed assets, of $4.6 million was recorded as goodwill. In accordance with SFAS No. 142, this goodwill asset of approximately $1.0 million will not be amortized; however, the Company will test this asset for impairment on an annual basis, or more frequently if events or circumstances indicate that the asset might be impaired. The Company began including the financial results of Critical Path Pacific in its own consolidated results subsequent to the acquisition date.

Note 4 — Related Party Transactions

Loans to Executive Officers

         During 2001 and in connection with his employment agreement, the Company made a loan and held a note receivable from David Hayden, Executive Chairman and a Director of the Company, in the amount of $1.5 million. The full recourse note accrues interest at the rate of 6.75% per annum and could be repaid by the achievement of performance-based milestones described in Mr. Hayden’s employment agreement and performance loan agreement. The loan was also subject to forgiveness upon certain change of control events. In February 2002, the Board approved an amendment of Mr. Hayden’s employment agreement which eliminated the original performance-based milestones in favor of a single performance-based milestone tied to a change of control event. In addition, the Board increased the amount available under the loan agreement by an additional $450,000, which was funded in March 2002. The loan amount was secured by a first priority security interest in all of Mr. Hayden’s shares and options in the Company, with all other terms of the loan and other agreements unchanged. In July 2002, in connection with the settlement of the terms and conditions of Mr. Hayden’s termination of employment with the Company, some of the terms of the loan were altered as described in this section below under “Termination Agreement.”

         In December 2001, the Board approved a fully secured loan to William McGlashan, Jr., the Company’s Chief Executive Officer, of up to $4.0 million in connection with the purchase of a principal residence in the San Francisco Bay Area. In May 2002, the Compensation Committee of the Board and Mr. McGlashan agreed to amend the agreement in order to reduce the amount of the loan commitment to $1.5 million. As of August 13, 2002, no portion of the loan commitment has yet been funded.

         In connection with the reduction of the loan commitment, in May 2002 Mr. McGlashan was granted an option to purchase 1,000,000 shares of the Company’s Common Stock , at an exercise price of $1.74 per share, which was the fair market value on the date of grant. The option was immediately exercisable subject to the Company’s lapsing right of repurchase at a price equal to the exercise price per share over a three year period. Mr. McGlashan exercised his right to early exercise purchase the shares through a promissory note and stock pledge agreement in May 2002. As such the Company now holds a promissory note in the amount of $1,740,000 secured by shares of Common Stock. The promissory note will begin to accrue interest at the adjustable quarterly reference rate of Fidelity Investments or similar banking entity as the shares vest with respect to that portion of the purchase price that represents the purchase price of the “vested” shares.

         In accordance with EITF 00-23, the early exercise of these options is not considered a substantive exercise, for accounting purposes, until the repurchase right lapses. Accordingly, the total exercise price of these options has been recognized as an asset, in Other assets, and as a liability, in Capital lease and other obligations. These balances will be reclassified to shareholders’ equity as the right of repurchase lapses.

Termination Agreement

         In May 2002, David Hayden resigned his employment with the Company and from the Board of Directors. In connection with a separation agreement finalized in July 2002, Mr. Hayden received a lump sum separation payment of $350,000 plus applicable taxes, continuation of health and welfare benefits until May 31, 2003, an extension to repay the $1.95 million loan with the Company until no later than June 30, 2005, an extension of the period within which he may exercise his vested stock options until no later than June 30, 2005, acceleration of a portion of his unvested options if a change of control of the Company occurs prior to September 30, 2003 and reimbursement for $50,000 of legal fees incurred. In connection with the provision of these benefits, Mr. Hayden agreed to (i) forfeit the right under the severance provisions of his employment agreement to an additional one year extension of the $1.95 million loan until August 2006; (ii) pay all proceeds (net of taxes) from the sale of any shares held by him in the Company to reduce the principal balance of the $1.95 million loan; and (iii) forfeit his right to receive a $2.5 million loan from the Company to exercise certain of his stock options. All sales of common stock of the Company by Mr. Hayden will be made under a publicly filed trading plan. In addition, Mr. Hayden and the Company executed a mutual release of claims. As a result of Mr. Hayden’s separation, the Company recorded aggregate one-time charges of $2.6 million, included in operating expenses, inclusive of $572,000 related to the separation payment and legal fee reimbursements made to Mr. Hayden and $2.0 million in stock-based expenses related to the extension of the exercise period on Mr. Hayden’s vested stock options.

Note 5 — Restructurings

         In May 2002, the Board of Directors approved a restructuring plan to further reduce the Company’s expense levels consistent with the current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. During the quarter, approximately $500,000 was charged against this accrual, primarily cash payments of severance related costs. The balance of the accrual of approximately $1.0 million is expected to be utilized by the end of this fiscal year.

         During 2001, the Company announced a strategic restructuring plan that involved reorganizing Critical Path’s product and service offerings around a group of core communications solutions, a reduction in the Company’s workforce, and the consolidation of facilities and operations. Total restructuring charges during 2001 amounted to $18.3 million, of which $8.5 million was recognized during the second quarter of 2001. As of December 31, 2001 a $2.2 million accrual associated with these restructuring actions remained as a component of accounts payable. During the first six months of 2002, approximately $700,000 was charged against this accrual, primarily cash paid related to facilities and operations consolidation restructuring activities, leaving a remaining restructuring accrual of $1.5 million as of June 30, 2002, which is expected to be paid over the next 9 months.

Note 6 — Intangible Assets

         At June 30, 2002, the Company was carrying net intangible assets of $28.1 million. Of this amount, $21.6 million is associated with acquired intangible assets which are being amortized and the remaining $6.6 million is associated with goodwill which is not being amortized, in accordance with SFAS No. 142. During the second quarter of 2002, goodwill increased by approximately $1.0 million associated with the Company’s acquisition of its Japanese joint venture, Critical Path Pacific, Inc. See also Note 3 – Acquisition of Japanese Joint Venture.

         Goodwill is detailed as follows (in thousands):

	January 1,		June 30,
	2002	Acquisition	2002

United States	$2,386	$—	$2,386

Europe	3,245	—	3,245

Other	—	982	982

	$5,631	$982	$6,613

         Other intangible assets as of June 30, 2002 are detailed as follows (in thousands):

	Gross	Accumulated
	Amount	Amortization	Net Book Value

Existing technology	$39,748	$(30,487)	$9,261

Strategic relationships—warrants	38,660	(28,996)	9,664

Customer base	12,493	(10,076)	2,417

Patents	726	(544)	182

	$91,627	$(70,103)	$21,524

         The aggregate amortization expense related to goodwill which is no longer being amortized totaled $1.3 million and zero for the second quarters of 2001 and 2002, respectively, and $2.6 million and zero for the first six-month periods of 2001 and 2002, respectively. The estimated total amortization expense related to all intangible assets is $43.1 million for the fiscal year 2002, at which time all other intangible assets will be fully amortized.

         The following table presents net loss attributable to common shares and net loss per share attributable to common shares — basic and diluted, as if the goodwill had not been amortized during the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2002	2001	2002

Net loss

Reported net loss attributable to common shares	$(81,081)	$(38,828)	$(151,127)	$(68,045)

Amortization of goodwill	1,284	—	2,568	—

Net loss attributable to common shares, as adjusted	$(79,797)	$(38,828)	$(148,559)	$(68,045)

Net loss per share — basic and diluted

Reported net loss per share attributable to common shares	$(1.10)	$(0.50)	$(2.07)	$(0.88)

Amortization of goodwill per share	0.02	—	0.04	—

Net loss per share attributable to common shares, as adjusted	$(1.08)	$(0.50)	$(2.03)	$(0.88)

Note 7 — Other Comprehensive Loss

         The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Net loss	$(81,081)	$(35,567)	$(151,127)	$(61,578)

Net unrealized investment losses	(687)	(181)	(385)	(678)

Foreign currency translation adjustments	(1,576)	2,068	(2,414)	1,729

Other comprehensive loss	$(83,344)	$(33,680)	$(153,926)	$(60,527)

         Accumulated other comprehensive loss consists of net unrealized gains (losses) on available-for-sale securities, net of tax, and cumulative translation adjustments, as presented on the accompanying consolidated balance sheet.

Note 8 — Net Loss Per Share

Net loss per share is calculated as follows:
      (In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2002	2001	2002

Net loss

Net loss	$(81,081)	$(35,567)	$(151,127)	$(61,578)

Accretion on redeemable convertible preferred shares	—	(3,261)	—	(6,467)

Net loss attributable to common shares	$(81,081)	$(38,828)	$(151,127)	$(68,045)

Weighted average shares outstanding

Weighted average shares outstanding	74,968	78,168	74,619	77,542

Weighted average common shares issued subject to repurchase agreements	(124)	(34)	(325)	(46)

Shares held in escrow related to acquisitions	(1,050)	(344)	(1,328)	(344)

Shares used in computation of basic and diluted net loss per share	73,794	77,790	72,966	77,152

Net loss per share – basic and diluted

Net loss	$(1.10)	$(0.46)	$(2.07)	$(0.80)

Accretion on redeemable convertible preferred shares	—	(0.04)	—	(0.08)

Net loss attributable to common shares	$(1.10)	$(0.50)	$(2.07)	$(0.88)

         At June 30, 2001 and 2002, approximately 31.3 million and 86.0 million potential common shares, respectively, were excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

CRITICAL PATH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         This report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, anticipated or projected revenues, expenses and operational growth, markets and potential strategic partners and customers for our products and service offerings, plans related to sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete in the global marketplace, investments in product development, the adequacy of our current facilities, use of future earnings, the features, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense reduction, anticipated effects of restructuring and retirement of debt, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, difficulties of forecasting future results due to our limited operating history, failure to meet sales and revenue objectives, forecasts and earnings guidance, competition in the marketplace and our ability to attract and retain customers, our ability to successfully manage costs to achieve profitability, failure to negotiate strategic technology and distribution deals on favorable terms, our evolving business strategy and the emerging nature of the market for our products and services, lingering doubts related to the accounting restatements and SEC investigation of our former executives and directors, turnover within and integration of senior management, board of directors members and other key personnel, volatility in the market for our stock, risks associated with an inability to maintain continued compliance with the Nasdaq National Market listing requirements, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which the Company does business, volatility in the market for our stock and risks associated with our international operations, foreign currency fluctuations, unplanned system interruptions and capacity constraints, and software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That May Affect Future Operating Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

         All references to “Critical Path,” “we,” “our,” or the “Company” mean Critical Path, Inc. and its subsidiaries, except where it is clear from the context that such terms mean only the parent company and exclude subsidiaries.

         This Quarterly Report on Form 10-Q includes numerous trademarks and registered trademarks of Critical Path. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

Overview

         Critical Path, Inc., a global leader in Internet communications, delivers software and services that maximize the value of Internet communications. We provide messaging and collaboration solutions from wireless, secure and unified messaging to basic email and personal information management, as well as identity management solutions that simplify user profile management and strengthen information security. Our standards-based Critical Path Communications Platform, built to perform reliably at the scale of public networks, delivers the industry’s lowest total cost of ownership for messaging solutions and lays a solid foundation for next-generation communications services.

         Our primary sources of revenue come from providing a wide range of messaging and identity management products and services. Critical Path’s customers are corporate enterprises, carriers and service providers, postal authorities and government agencies. Critical Path was founded in 1997 and is headquartered in San Francisco, California with offices worldwide.

Results of Operations

         In light of the rapidly evolving nature of our business, prior acquisitions, organizational restructuring, and limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At June 30, 2002, we had 587 employees, in comparison with 562 employees at December 31, 2001 and 784 employees at June 30, 2001. We do not believe that our historical growth rates for revenue, expenses or personnel are indicative of future results.

Net Revenues

         We derive most of our revenues through the sale of our messaging and identity management communications solutions. These solutions include both licensed software products and hosted messaging services. In addition, we receive revenues from professional services and maintenance and support services. Software license revenues are derived from perpetual and term licenses for our messaging, identity management, collaborative and enterprise application integration technologies. Hosted messaging revenues relate to fees for our hosted messaging and collaboration services. These fees are primarily based upon monthly contractual per unit rates for the services involved, and are recognized as revenue on a ratable monthly basis over the term of the contract. Professional services revenues are derived from fees primarily related to training, installation and configuration services and revenue is recognized as services are performed. Maintenance and support revenues are derived from fees related to post-contract customer support agreements associated with software product licenses. Maintenance and support revenues are recognized ratably over the term of the agreement.

         Software License. We recognized $10.9 million and $21.8 million in software license revenues during the three and six-month periods ended June 30, 2002, respectively, compared to $8.9 million and $14.5 million during the same periods in 2001, respectively. The significant increase in software license revenues over the prior year was due primarily to the uncertainty surrounding Critical Path during the first two quarters of 2001, which caused a number of current and potential customers to delay making purchase decisions. This uncertainty was created by the restatement of certain previously released financial results of Critical Path for the third quarter of 2000, significant turnover within the senior management group and the termination and resignation of much of the leadership within our sales organization. During the second half of 2001 and first half of 2002, we have restructured our business and management team and rebuilt customer confidence in Critical Path. Even with the higher license revenue levels during the first quarter and first six months of 2002, our business activities continue to be impacted by the difficult worldwide business climate, which has resulted in lower and delayed information technology spending across the enterprise software market.

         During the second quarter of 2002, we excluded all royalty revenue earned from Sun Microsystems, Inc. related to the sales of their iPlanet meta-directory products, which based on the historical calculation methodology would have approximated $300,000. During August we entered into a dispute with Sun Microsystems, Inc. over the calculation of these royalties. Since inception we have recognized and been paid approximately $3.1 million in royalties under the agreement. We will not be recognizing royalty revenue from Sun Microsystems until we come to a mutual agreement on their current and historic contractual obligations.

         Hosted Messaging. We recognized $5.6 million and $12.5 million in hosted messaging revenues during the three and six-month periods ended June 30, 2002, respectively, compared to $11.1 million and $25.6 million during the same periods in 2001, respectively. This decrease in 2002 hosted messaging revenues resulted in part due to the exiting or sale, as part of our 2001 restructuring initiatives, certain non-core hosted messaging services during the second-half of 2001. These non-core services accounted for a significant portion of hosted messaging revenues for the first six-months of 2001. In addition, during the second quarter of 2002, we did experience a net loss in customers, which further contributed to the decline in hosted messaging revenue over the prior year’s periods and we have excluded approximately $300,000 in hosted messaging revenue from the second quarter of 2002 related to Worldcom. We have reserved for all uncollected balances with this customer as a result of their recent Chapter 11 bankruptcy filing. We are currently completing work on a new hosted messaging software and hardware platform as well as working to establish relationships with strategic partners in order to enhance product capabilities, broaden sales channels and increase hosted messaging revenues. Until these new initiatives are substantially in place, and with the elimination of certain non-core hosted messaging services in the second-half of 2001, we expect hosted messaging revenues to be lower in the second-half of 2002 in comparison to the prior year’s periods.

         Professional Services. We recognized $2.6 million and $4.6 million in professional services revenues during the three and six-month periods ended June 30, 2002, respectively, compared to $2.9 million and $6.3 million during the same periods in 2001, respectively. The decrease in professional services revenues in the second quarter of 2002 was due primarily to our 2001 restructuring initiatives, which eliminated certain non-core products, reducing the professional services revenues derived from these products. The decrease in revenue for the first six-months of 2002 was due primarily to higher first quarter 2001 professional services revenues related to non-core products directly resulting from our September 2000 acquisition of PeerLogic, Inc.

         Maintenance and Support. We recognized $3.3 million and $7.2 million in maintenance and support revenues during the three and six-month periods ended June 30, 2002, respectively, compared to $4.1 million and $7.9 million for the same periods in 2001, respectively. The decrease in 2002 resulted primarily from the loss of maintenance and support revenues from the elimination of certain non-core products and services as part of our 2001 restructuring initiatives.

         Critical Path’s international operations accounted for approximately 58% and 57% of net revenues for the three and six-month periods ended June 30, 2002. Revenues from international operations accounted for approximately 45% and 37% of net revenues for the three and six-month periods ended June 30, 2001. This significant increase in the percentage of international revenues related primarily to a dramatic reduction in enterprise information technology spending during the first and second quarters of 2001, as it particularly impacted the sale of our license products in international markets.

Cost of Net Revenues

         Software License. Cost of net software license revenues consist primarily of product media duplication, manuals and packaging materials, personnel and facility costs, and third-party royalties. The cost of net software license revenues for the second quarter and first six months of 2002 were higher than the same periods in the prior year, consistent with the increase in license revenue.

         Hosted Messaging. Cost of net hosted messaging revenues consist primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, and other direct and allocated indirect costs. The cost of net hosted messaging revenues were significantly lower in the second quarter and first six months of 2002 compared to the prior year periods primarily due to our restructuring initiatives undertaken in the second half of 2001. As a result of these initiatives, the costs associated with our hosted messaging revenues were reduced through the sale or exit of several non-core services, the termination of employees and reduction in employee-related costs, the retirement of surplus network infrastructure equipment and software, and the consolidation of data centers.

         Professional Services. Cost of net professional services revenues consist primarily of personnel costs including custom engineering, installation and training services for both hosted and licensed solutions, and other direct and allocated indirect costs. As a result of our 2001 restructuring initiatives, personnel and certain overhead costs were reduced, resulting in lower professional services cost of net revenues for the second quarter and first six months of 2002, in comparison to the same periods in the prior year.

         Maintenance and Support. Cost of net maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. The cost of net maintenance and support revenues was lower in the second quarter and first six months of 2002 in comparison to the year ago period, due primarily to a decrease in staffing levels and a reduction in employee-related costs.

         Operations, customer support, and professional services staff decreased to 190 employees at June 30, 2002 from 273 employees at June 30, 2001.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expenses for the second quarter and first six months of 2002 decreased significantly over the prior year’s periods due primarily to cost savings generated from our 2001 restructuring initiatives. With actions taken as part of the restructuring, sales and marketing staffing levels were reduced to 147 employees at June 30, 2002 from 201 employees at June 30, 2001. The savings in personnel and personnel-related costs together with the termination of certain strategic marketing relationships related to non-core services accounted for the reduction in sales and marketing expenses from the second quarter and first six-months of 2001 compared to the same periods in 2002.

         Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. This significant decrease in second quarter and year-to-date 2002 research and development expenses resulted primarily from a reduction in headcount and related personnel costs as part of our 2001 restructuring initiatives. These actions have contributed to a decrease in research and development staffing to 157 employees at June 30, 2002, from 199 employees at June 30, 2001. In addition, savings realized from the termination of certain outside consulting arrangements and consolidation of facilities also contributed to this decrease in research and development expenses.

         General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. The significant decrease in second quarter and year-to-date 2002 general and administrative expenses in comparison to the same periods in the prior year was due primarily to cost savings realized from our 2001 restructuring initiatives. Savings were realized from a decrease in general and administrative staffing levels to 93 employees at June 30, 2002 from 111 employees at June 30, 2001, as well as savings resulting from the reduction in facilities from 77 at December 31, 2000 to 27 at June 30, 2002. In addition, as a result of the restatement of certain previously released 2000 financial results, we incurred higher fees for outside professional services in the first half of 2001, in particular higher legal and accounting fees related to the SEC investigation and extended outside audit work.

Amortization of Intangible Assets and Asset Impairment Charge

         In connection with the acquisitions we completed in 1999 and 2000, which were all accounted for using the purchase method of accounting, we recorded goodwill and other intangible assets, primarily for assembled workforce, customer base, and existing technology. During 2000, we recorded a charge of $1.3 billion related to the impairment of certain long-lived assets, including intangible assets. In addition, in connection with our second quarter 2001 restructuring initiative, an impairment assessment of certain long-lived assets was performed. As a result of this assessment in the second quarter of 2001, we recorded an additional impairment charge of $14.2 million to reduce these intangible assets to their estimated fair values or eliminate them, as appropriate. Based upon the types of intangible assets, $4.2 million of this impairment charge was allocated to cost of net revenues and $10.0 million was allocated to operating expenses.

         In connection with the adoption of FAS No. 142, Goodwill and Other Intangible Assets, in the beginning of 2002, approximately $5.6 million of goodwill will no longer be subject to amortization, but instead will be periodically tested for impairment. As a result of the second quarter 2001 impairment charge and the adoption of FAS No. 142, first quarter 2002 amortization expense decreased significantly from the first quarter of 2001. Based upon the types of identifiable intangibles acquired, second quarter 2002 amortization expense of $4.6 million was allocated to cost of net revenues and the remaining amortization expense of $6.2 million was allocated to operating expenses.

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

Restructuring Expense

         In May 2002, the Board of Directors approved a restructuring plan to further reduce our expense levels consistent with the current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs.

         In April 2001, we announced a strategic restructuring plan that involved reorganizing Critical Path’s product and service offerings around a group of core communications solutions, a reduction in our workforce, and the consolidation of facilities and operations. As a result, we recognized a restructuring charge of $8.5 million during the second quarter of 2001.

Stock-Based Expenses

         Stock-based expenses are comprised of charges related to certain stock options and warrants granted to employees, directors and consultants and common stock issued to certain employees, directors and advisors in 1998 and 1999. The decline in stock-based expenses in the second quarter and first six-months of 2002 in comparison to the same periods in 2001 was primarily the result of certain stock-based charges related to 1998 grant activity becoming fully amortized in the second-half of 2001.

Interest and Other Income (Expense)

         Interest and other income (expense) consists primarily of interest earned from cash and cash equivalents, net realized gains (losses) on foreign exchange transactions, and any gain or loss from changes in the fair value of the liquidation preference feature granted to the investors who participated in the Critical Path 2001 preferred stock financing transaction. The net other expense of $3.4 million and $2.7 million for the second quarter and first six-months of 2002, respectively, was primarily generated by the recording of a non-cash loss of $3.5 million in the second quarter associated with the revaluation of the preferred stock liquidation preference discussed above.

         Interest income amounted to $570,000 and $907,000 for the second quarter and first six-months of 2002, respectively, compared to interest income of $1.6 million and $3.9 million for the comparable periods in 2001, respectively. Interest income was lower in 2002 compared to the same periods in the prior year due to lower cash balances available for investing. Cash balances declined during the twelve-month period ended June 30, 2002, due primarily to the funding of our net losses and cash utilized in 2001 to retire a significant portion of our convertible debt obligations.

         We also recognized net losses from foreign currency transactions associated with our international operations in the amounts of $779,000 and $577,000 for the second quarter and first six months of 2002, respectively, compared to net gains of $1.3 million and $1.5 million for the second quarter and first six months of 2001. The foreign currency losses recognized in 2002 primarily resulted from the strengthening of the Euro in relationship to the U.S. Dollar and the resulting losses this generated against any U.S. Dollar denominated balances we carry in Europe.

Interest Expense

         Interest expense consists primarily of the interest charges and amortization of related issuance costs associated with the Convertible Subordinated Notes we issued in March 2000, and interest on certain capital leases. Because of the retirement of a significant portion of our convertible subordinated notes and capital leases during 2001, interest expense for the second quarter and first six months of 2002 declined to $733,000 and $1.5 million, respectively, from $5.3 million and $10.4 million for the comparable periods in 2001.

Equity in Net Loss of Critical Path Pacific

         In June 2000, we established a joint venture, Critical Path Pacific, Inc., with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. We invested $7.5 million and held a 40% ownership interest in the joint venture. This investment was accounted for using the equity method. During the second quarter and first six months of 2002, we recorded equity in net loss of joint venture of approximately $1.0 million and $1.4 million, respectively, compared to a net loss of $397,000 and $1.2 million recorded in the second quarter and first six months of 2001.

         On June 6, 2002, we acquired the remaining 60% ownership interest that Critical Path did not already own in Critical Path Pacific, Inc. for $3.0 million in cash and the assumption of $2.6 million in business restructuring and capital lease obligations. The excess of the purchase price of $5.6 million over the fair value of the acquired net assets, primarily working capital and fixed assets, of $4.6 million was recorded as goodwill. In accordance with SFAS No. 142, this goodwill asset of approximately $1.0 million will not be amortized; however, we will test this asset for impairment on an annual basis, or more frequently if events or circumstances indicate that the asset might be impaired. We began including the financial results of Critical Path Pacific in our own consolidated results subsequent to the acquisition date. As a result, the second quarter of 2002 represented the last quarter in which we will be using the equity method to account for our Japanese entity ownership interest.

Provision for Income Taxes

         During the second quarter of 2002, we recognized a provision for foreign income taxes as certain of our European operations generated income taxable in certain European jurisdictions. No current provision for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization. On a year-to-date basis, our tax expense reflects an $800,000 first quarter 2002 U.S. federal income tax benefit due to the repeal of the federal corporate alternative minimum tax.

Liquidity and Capital Resources

         As of June 30, 2002, our cash, cash equivalents and short-term investments totaled $56.5 million, comprised of $43.2 million in cash and cash equivalents and $13.3 million in short-term investments. Our working capital amounted to approximately $40.7 million. For the first six months of 2002, we used approximately $17.2 million in cash.

         We used cash of $12.1 million to fund operating activities during the first six months of 2002 primarily due to our net loss, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related sales of our software products and services. In addition, we used cash to make certain insurance and software and hardware support and maintenance renewal payments during the first six months, accounting for the $1.5 million in cash used for other assets. Accrued expenses decreased by $1.5 million due primarily to the payment of the remaining acquisition retention bonus amounts during the second quarter of 2002. These uses of cash to fund operating activities were partially offset by the growth in our accounts payable balances by $3.0 million.

         We used cash in investing activities during the first six months of 2002 totaling $4.6 million. Cash was primarily used to purchase additional short-term investments of $3.6 million, issue a cash security deposit of $3.0 million in support of a recently negotiated licensing agreement, and to purchase capital equipment of approximately $2.8 million, which included investments in additional network infrastructure equipment and improvements to our new San Francisco headquarters.

         During the second quarter, the Company acquired the remaining 60% ownership interest in its Japanese joint venture, Critical Path Pacific, Inc., for $3.0 million in cash and the assumption of $2.6 million in business restructuring and capital lease obligations. As a result of the acquisition, Critical Path actually recognized a net increase in cash, as the cash held on the books of the joint venture exceeded the cash portion of the purchase price by $4.5 million.

         We used cash in financing activities during the first six months of 2002 of $469,000. Cash was principally used to retire $3.1 million in principal on capital lease obligations. This use of cash was partially offset by proceeds the Company received from the repayment of notes receivable from former officers and shareholders totaling $1.2 million, and $1.4 million from the sale of our common stock, primarily the result of stock option exercises.

         In May 2002, the Board of Directors approved a restructuring plan to further reduce our expense levels consistent with the current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. During the quarter, approximately $500,000 was charged against this accrual, primarily cash payments of severance and related costs. The balance of the accrual of approximately $1.0 million is expected to be utilized by the end of this fiscal year.

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

         We cannot accurately forecast our revenues as a result of our limited operating history, evolving business strategy and the emerging nature of the Internet messaging infrastructure market. Forecasting is further complicated by rapid changes in our business due to integration of acquisitions we completed in 1999 and 2000, our recent strategic and operational restructuring, as well as significant fluctuations in license revenues as a percentage of total revenues from an insignificant percentage in 1999, to 38% in 2000, 30% in 2001 and 49% for the second quarter of 2002. Our revenues have in some quarters and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

•	the demand for licensed solutions for messaging, directory, and other products;

•	the demand for outsourced messaging services generally and the use of messaging and directory infrastructure products and services in particular;

•	our ability to attract and retain customers and maintain customer satisfaction;

•	our ability to attract and retain qualified personnel with industry expertise, particularly sales personnel;

•	the ability to upgrade, develop and maintain our systems and infrastructure and to effectively respond to the rapid technology change of the messaging and directory infrastructure market;

•	the budgeting and payment cycles of our customers and potential customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of business and infrastructure;

•	our ability to quickly handle and alleviate technical difficulties or system outages;

•	the announcement or introduction of new or enhanced services by competitors; and

•	general economic and market conditions and their affect on our operations and that of our customers.

         In addition to the factors set forth above, operating results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, we have incurred and expect to continue to incur substantial non-cash charges associated with the grant of stock options to employees and non-employees and the grant of warrants to customers, investors and other parties with whom we have business relationships. These grants of options and warrants also may be dilutive to existing shareholders.

         In addition, our operating results have been and could continue to be impacted by future decisions to eliminate product or service offerings through termination, sale or other disposition or to sustain certain products and services at a minimum level where customer commitments prevent us from eliminating the offering altogether. Decisions to eliminate, revise or limit any other offerings of a product or service would involve other factors affecting operational results including the expenditure of capital, the realization of losses, further reductions in our workforce, facility consolidation or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

         As a result of the foregoing, we do not believe that period-to-period comparisons of operating results are a good indication of future performance. It is likely that operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to prove volatile and/or decline.

If we fail to improve our sales and marketing results, we may be unable to grow our business, which would negatively impact our operating results.

         Our ability to increase revenues will depend on our ability to continue to successfully recruit, train and retain experienced and effective sales and marketing personnel and to achieve results once employed with us. Competition for qualified personnel in certain markets is intense and we may not be able to hire and retain personnel with relevant experience. The complexity and implementation of our messaging and directory infrastructure products and services require highly trained sales and marketing personnel to educate prospective customers regarding the use and benefits of our services. Current and prospective customers, in turn, must be able to educate their end-users. Any delays or difficulties encountered in our staffing and training efforts would impair our ability to attract new customers and enhance our relationships with existing customers, and ultimately, grow revenues. This would also adversely impact the timing and extent of our revenues. Because we have experienced turnover in our sales force and the majority of our current sales and marketing personnel have recently joined us and have limited experience working together, our sales and marketing organizations may not be able to compete successfully against the sales and marketing organizations of our competitors. If we do not successfully operate and grow our sales and marketing activities, our business could suffer and the price of our common stock could decline.

We depend on strategic relationships as well as other sales channels and the loss of any key strategic relationships could harm our business and negatively affect our revenues.

         We depend on strategic relationships to expand distribution channels and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon aggressively marketing our services through new and existing strategic relationships. We depend on a broad acceptance of our software and outsourced messaging services on the part of potential resellers and partners and our acceptance as a supplier of outsourced messaging solutions. We also depend on joint marketing and product development through strategic relationships to achieve further market acceptance and brand recognition. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon 30 — 120 days notice. Most of the agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. In addition to strategic relationships, we also depend on the ability of our customers to aggressively sell and market our services to their end-users. If we lose any strategic relationships, fail to renew these agreements or relationships, fail to fully exploit our relationships, or fail to develop new strategic relationships, our business and financial results will suffer, and could have an adverse impact on our current and future revenues.

We have experienced turnover of senior management and our current management team has been together for a limited time, which could harm our business and operations.

         Throughout the fiscal year ended December 31, 2001, we announced a series of changes in our management that included the departure of many senior executives and later made additional changes in our management and board of directors. A majority of the current senior executives of the Company joined us in the latter half of 2001 and in early 2002. Because of these recent changes and their recent recruitment, our management team has not worked together for a significant length of time and may not be able to work together effectively to successfully implement our strategies and run our operations. If our management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have long-term employment agreements with any of our executive officers. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our current senior executive officers could harm our business and affect our ability to successfully implement our business objectives.

We have a history of losses, expect continuing losses and may never achieve profitability.

         As of June 30, 2002, we had an accumulated deficit, including other comprehensive income, of approximately $2.1 billion. We have not achieved profitability in any period and expect to continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. However, we will continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a negative effect on our operating results and our financial condition.

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

         We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could harm our business. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon 30 — 120 days notice. In addition, a number of our customers, particularly for our hosted services business and in the technology industry, have also suffered from falling revenue, job losses, restructuring and decreased technology spending in the recent economic downturn. Especially in the telecommunications industry, which represents a sizeable portion of our customer base, the relative financial performance of our customers will continue to impact our sales cycles and ability to attract new business. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer could have an adverse impact on our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

         We believe that competitive factors affecting the market for messaging and directory infrastructure solutions include:

•	breadth of platform features and functionality;

•	sophistication, innovation of competitors’ offerings;

•	ease of integration into customers’ existing systems;

•	scalability, reliability and performance, and ease of expansion and upgrade;

•	flexibility to enable customers to manage certain aspects of their systems internally and leverage outsourced services in other cases when resources, costs and time to market reasons favor an outsourced offering; and

•	total cost of ownership and operation.

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

         Because we sell complex and sophisticated technology, our sales cycle, in particular with respect to our software solutions, can be long and unpredictable, often taking between two to twelve months. Because of the nature of our product and service offerings it can take many months of customer education and product evaluation before a purchase decision is made. In addition, many factors can influence the decision to purchase our product and service offerings including budgetary restraints and decreases in capital expenditures, quarterly fluctuations in operating results of customers and potential customers, the emerging and evolving nature of the internet-based services and wireless services markets. Furthermore, general global economic conditions, and a slowdown in technology spending in particular, have further lengthened and affected our sales cycle, leading to delays and postponements in purchasing decisions. Any delay or cancellation in sales of our products or services could cause our operating results to differ from those projected and cause our stock price to decline.

We may need to raise additional capital and to initiate other operational strategies that may dilute existing shareholders.

         We believe that existing capital resources will enable us to maintain current and planned operations through at least June 30, 2003. However, additional capital may be required to continue operations and achieve profitability. In addition, we may be required to raise additional funds due to unforeseen circumstances. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders. Additionally, we face a number of challenges in operating our business, including but not limited to the resources to maintain worldwide operations, our leveraged capital structure and significant contingent liabilities associated with litigation. In the event that resolution of these or other operational matters involve issuance of stock or other derivative instruments, our existing shareholders may experience significant dilution.

Pending litigation could harm relationships with existing or potential strategic partners and customers, and divert management’s attention, either of which could harm our business.

         In recent years, we have had filed a number of lawsuits against us, including securities class action and shareholder derivative litigation filed in February and August 2001, and certain of our former officers and directors and some of our subsidiaries, as well as other lawsuits related to acquisitions, employee terminations and copyright infringement. While these lawsuits vary greatly in the materiality of potential liability associated with them and many have been satisfactorily settled, the uncertainty associated with substantial unresolved lawsuits could seriously harm our business, financial condition and reputation, whether material individually or in the aggregate. In particular, this uncertainty could harm our relationships with existing customers, our ability to obtain new customers and our ability to operate certain aspects of our business.

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

Failure to complete the settlement of shareholder derivative action and otherwise resolve pending securities claims could materially harm our business.

         Although the Company reached and the court approved settlement agreements in connection with the securities class action pending in the U.S. District Court for the Northern District of California, a number of plaintiffs associated with the acquisition of Peer Logic, Inc. opted out of such settlement. The case against the Company with respect to these plaintiffs continues. In addition, the Company is a defendant in a number of securities class action lawsuits filed in the U.S. District Court for the Southern District of New York, alleging that prospectuses under which securities were sold contained false and misleading statements with respect to discounts and commissions received by underwriters. Should these lawsuits linger for a long period of time, there can be no assurance that fees and expenses, and any ultimate resolution associated with such litigation, will be within the coverage limits of our insurance and/or our ability to pay such amounts. Likewise, there can be no assurance that the Company will be able to conclude or settle such litigation on terms that coincide with the coverage limits of our insurance and/or ability to pay upon any final determination. A failure to definitively resolve class action litigation in which the Company is involved, could also cast doubt as to the prospects of the Company in the eyes of our customers, potential customers and investors, and cause the Company’s stock price to decline.

Although concluded without penalty to the Company, lingering effects of the recent SEC investigation could harm our business.

         In 2001, the SEC investigated the Company and certain of its former officers and directors. The investigation related to non-specified accounting matters, financial reports, other public disclosures and trading activity in our stock. In February 2002, the SEC announced the conclusion of the investigation as to the Company. Although the SEC did not impose any financial or criminal penalties against the Company, we consented, without admitting or denying liability, to an administrative order that the Company violated certain non-fraud provisions of the federal securities laws and to a cease and desist order. In addition, the SEC and the Department of Justice charged two former employees of the Company with various violations of the securities laws. We believe that the investigation continues with respect to a number of other former executives of the Company and expect that such investigation may result in further charges against those former executives although we do not know the status of such investigation. Despite the conclusion of the investigation of the Company, lingering concerns about the actions leading up to the restatement of financials for the third quarter of 2000 has nevertheless cast doubt on the future of the Company in the eyes of customers and investors. In addition, a number of recent arrests, allegations and investigations in connection with accounting improprieties, insider trading and fraud at other public companies has created investor uncertainty and scrutiny in general as to the stability and veracity of public companies’ financial statements. Such doubts stemming from the Company’s past accounting restatements and such general uncertainty could continue to harm our business and cause the price of our common stock to continue to fluctuate and/or decline significantly.

Our failure to carefully manage expenses and growth could cause our operating results to suffer.

         In the past, our management of operational expenses and the growth of our business have contributed to our history of losses. In addition, both the restructuring and expansion of our operations has in the past placed significant strains on managerial, operational and financial resources. To manage any future growth and profitability, we may need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to hire additional personnel including highly skilled sales personnel. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth and expenses effectively, our business and operating results could suffer.

We may not be able to maintain our listing on The Nasdaq National Market and if we fail to do so, the price and liquidity of our common stock may decline.

         The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum bid price per share of $1. As of June 28, 2002 we were in compliance with all Nasdaq National Market listing requirements. However, there have been recent periods when the closing bid price per share for our common stock has dropped below $1. Although our bid price has generally been above $1 per share since November 1, 2001, if the bid price of our common stock price slips below $1 per share for more than 30 trading days, we may be subject to a delisting action of our common stock on The Nasdaq National Market. Also effective November 1, 2002, we need to comply with the Nasdaq National Market’s revised quantitative maintenance criteria including a new minimum requirement of $10.0 million in stockholders’ equity, or public float. The Nasdaq National Market’s Audit Committee Rules require that our audit committee be comprised of at least three independent members. Although we believe that we currently comply with this requirement and other Nasdaq National Marketplace Rules, recent proposed amendments to such rules involve significant changes to our listing requirements, and the membership of Board committees, and will require review and potential changes in our business in order to remain in compliance. As a result, the Company is currently evaluating its compliance with proposed rule changes to ensure future compliance with new and amended rules. However, there can be no assurance that we will be able to comply with the quantitative maintenance criteria or any of the Nasdaq National Market’s listing requirements and other rules in the future.

         If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

Our stock price has demonstrated volatility and overall declines during recent quarters and continued volatility in the stock market may cause further fluctuations and/or decline in our stock price.

         The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the first and second quarters of 2002, the closing sale prices of our common stock on the Nasdaq National Market ranged from $3.63 on January 8, 2002 to $1.00 on June 26, 2002. The closing price of our stock on June 30, 2002 was $1.02 per share. Our stock price may further decline or fluctuate in response to any number of factors and events, such as announcements related to litigation, technological innovations, regulatory scrutiny and new legislation, strategic and sales relationships, new product and service offerings by us or our competitors, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions and overall market conditions. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

Limitations of our director and officer liability insurance may harm our business.

         Our liability insurance for actions taken by officers and directors during the period from March 1999 to March 2001, the period during which events related to securities class action lawsuits against us and certain of our current and former executive officers are alleged to have occurred, provides only limited liability protection. If these policies do not adequately cover our expenses related to those lawsuits, our business and financial condition could be seriously harmed. Our director and officer liability insurance, that was in place through March 2002, and our current insurance that continues through March 2003, contain similar provisions.

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

If we are not successful in finalizing our strategic plans for our operations, our business could be negatively impacted.

         During 2001, we reorganized our product and service offerings around a group of core products deemed most imperative to our ability to serve the messaging and directory infrastructure market. Implementation of the plan occurred in the latter half of 2001 and, accordingly, products and services determined to be non-core to our strategy were exited. As a result, revenue from non-core products and services comprising approximately 37% of total revenues in the first quarter of 2001 declined to approximately 3% of total revenues in the fourth quarter of 2001 and to none in 2002. Our strategic plan also included initiatives aimed at reducing operating costs through headcount reduction and consolidation of approximately two-thirds of our office space and related contracts and leases, all in keeping with our increased focus on core messaging products and services. During the fourth quarter of 2001 we incurred additional charges in connection with previously announced reductions in force and were able to finalize the consolidation of additional facilities and related contracts and expenses associated with those facilities. In 2002, we have incurred a number of restructuring charges related to the right-sizing of our business given market conditions and the current operating environment. These efforts included additional facilities and equipment lease terminations, continuing expense management and headcount reductions. We expect to continue to make determinations about the strategic future of our business and operations and our ability to execute on such plans effectively and to make such determinations prudently could affect our future operations.

We may face continued technical, operational and strategic challenges preventing us from successfully continuing the integration or divestiture of acquired businesses.

         Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. In addition, in connection with our strategic restructuring, the Company elected to divest or discontinue many of the acquired businesses. Both the integration and divestiture of acquired businesses have been and will continue to be complex, time consuming and expensive processes, which may disrupt and distract our management from its core business. With respect to integration, we must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. In particular, we are currently evaluating, upgrading or replacing our financial information systems and establishing uniformity among the systems of the acquired businesses. With divestitures, the timing and transition of those businesses and their customers to other entities has required and will continue to require resources from our legal, finance and corporate development teams as well as expenses associated with the conclusion of those transactions, and we may not achieve anticipated revenues and benefits and/or cost reductions.

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

         We intend to continue to license certain technologies from third parties and incorporate such technologies into our products and services, including web server technology, virus and anti-spam solutions, storage and encryption technology. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. To the extent we cannot license needed technologies or solutions, we may have to devote Company resources to the development of such technologies that could materially harm our business and operations.

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

         Few laws currently apply directly to activity on the Internet and the messaging business, however new laws are proposed and other laws made applicable to Internet communications every year. In particular, the operations of the Company’s business faces risks associated with privacy, confidentiality of user data and communications, consumer protection, taxation, content, copyright, trade secrets, trademarks, antitrust, defamation and other legal issues. In particular, legal concerns with respect to communication of confidential data have affected our financial services and health care customers due to newly enacted federal legislation. The growth of the industry and the proliferation of Internet-based messaging devices and services may prompt further legislative attention to our industry and thus invite more regulatory control of our business. The imposition of more stringent protections and/or new regulations and application of laws to our business could burden our company and those with which we do business. Further, the adoption of additional laws and regulations could limit the growth of our business and that of our business partners and customers. Any decreased generalized demand for our services or the loss of, or decrease, in business by a key partner due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could harm our financial condition or operating results. Certain of our service offerings include operations subject to the Digital Millenium Copyright Act of 1998. The Company has expended resources and implemented processes and controls in order to remain in compliance with DMCA but there can be no assurance that our efforts will be sufficient and/or new legislation and case law will not affect the operation of certain services.

         In addition, the applicability of laws and regulations directly applicable to the businesses of our customers, particularly customers in the fields of banking and health care, will continue to affect us. The security of information about our customers’ end-users continues to be an area where a variety of laws and regulations with respect to privacy and confidentiality are enacted. As our customers implement the protections and prohibitions with respect to the transmission of end user data, our customers will look to us to assist them in remaining in compliance with this evolving area of regulation. In particular the Gramm-Leach-Blilely Act contains restrictions with respect to the use and protection of banking records for end-users whose information may pass through our system and the Health Insurance Portability and Accountability Act contains provisions that require our customers to ensure the confidentiality of their customers’ health care information.

         Finally, the Company faces increased regulatory scrutiny and criminal liability for its executives associated with various accounting and corporate governance rules promulgated under the Sarbanes-Oxley Act of 2002. The Company plans to review all of its accounting policies and practice under the new legislation, including those related to its relationships with its independent accountants, enhanced financial disclosures, corporate responsibility and loan practices, and will comply with such laws in full. Nevertheless, such increased scrutiny and penalties involve risks to both the Company and its executive officers and directors in monitoring and insuring compliance.

Unknown software defects could disrupt our services and harm our business and reputation.

         Our software products are inherently complex. Additionally, our product and service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects or errors in translation, particularly when first introduced or when new versions are released or localized for international markets. We may not discover software defects in our products or that affect new or current services or enhancements until after they are deployed. Although we have not experienced any material software defects to date, it is possible that, despite testing, defects may occur in the software. These defects could cause service interruptions, which could damage our reputation or increase service costs, cause us to lose revenue, delay market acceptance or divert development resources, any of which could cause our business to suffer.

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

         We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided them. For example, if the current economic conditions continue to decline or if new or unanticipated government regulations are enacted which affect our customers, they may be unable to pay their bills. In the past, we have experienced significant collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future. In particular, some of our customers are suffering from the general weakness in the economy and among technology companies in particular. Although we have established reserves that we believe are sufficient to cover losses due to delays in or inability to pay and while we take a consistently conservative position on the collectability of revenue with respect to particular customers, there can be no assurance that such reserves will be sufficient to cover our losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

If we do not successfully address the risks inherent in the expansion of our international operations, our business could suffer.

         We derived 55% of our revenues from international sales in the first half 2002 and 37% of our revenues from international sales in the first half of 2001. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. In particular, we have recently purchased the remaining interests of our joint venture partners for our operations in Japan. We plan to expend revenues and resources to grow our operations in the Asian market. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

•	difficulties and costs of staffing and managing international operations;

•	fluctuations in currency exchange rates and imposition of currency exchange controls;

•	differing technology standards and language and translation issues;

•	difficulties in collecting accounts receivable and longer collection periods;

•	changes in regulatory requirements, including U.S. export restrictions on encryption technologies;

•	political and economic instability;

•	potential adverse tax consequences; and

•	reduced protection for intellectual property rights in some countries.

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

         During 2000 and 2001, California experienced a serious energy crisis that could have and may in the future disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on several occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply or the power supply of any of our customers, we, or our customers, may be temporarily unable to operate. Any interruption in our ability to continue operations could delay the development of or interfere with the sales of our products. Future interruptions could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Any interruption in the ability of our customers to continue their operations, could harm their business, and ultimately could also harm our business if they were to terminate or fail to renew contracts. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of blackouts, and any losses or damages we incur could harm our business. Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and many employees are based in California.

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

SUPPLEMENTAL ALTERNATIVE MEASUREMENT FINANCIAL DATA

         The following supplemental alternative measurement financial information presents Critical Path’s condensed consolidated results of operations during the three and six-month periods ended June 30, 2001 and 2002, excluding the impact of certain special charges consisting of (i) amortization of intangible assets associated with purchase business combinations and financing transactions, (ii) accruals for employee retention bonuses associated with purchase business combinations, (iii) stock-based compensation associated with outstanding options and warrants, (iv) one-time charges related to restructuring initiatives, (v) write-down of investments, (vi) impairment of long-lived assets, (vii) extraordinary gains on retirement of convertible subordinated notes, (viii) gain (loss) on adjustment to market of the preferred stock instrument, and (ix) accretion on redeemable convertible preferred shares. This supplemental presentation is for informational purposes only, and is not intended to replace the consolidated operating results prepared and presented in accordance with generally accepted accounting principles.

CRITICAL PATH, INC.
ALTERNATIVE MEASUREMENT CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA
Excluding Certain Special Charges
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2002	2001	2002

	(Unaudited)
Net revenues

Software license	$8,913	$10,900	$14,463	$21,811

Hosted messaging	11,141	5,582	25,580	12,546

Professional services	2,900	2,645	6,317	4,582

Maintenance and support	4,131	3,315	7,868	7,192

Total net revenues	27,085	22,442	54,228	46,131

Cost of net revenues

Software license	126	586	417	873

Hosted messaging	17,440	7,570	35,378	15,387

Professional services	2,594	2,166	5,560	4,609

Maintenance and support	2,414	2,224	5,000	4,327

Total cost of net revenues	22,574	12,546	46,355	25,196

Gross profit	4,511	9,986	7,873	20,935

Operating expenses

Sales and marketing	15,694	11,374	34,406	22,317

Research and development	8,333	5,173	18,267	10,175

General and administrative	11,745	6,296	25,038	12,974

Total operating expenses	35,772	22,843	77,711	45,466

Loss from operations	(31,261)	(12,947)	(69,838)	(24,531)

Interest and other income (expense), net	2,895	161	5,320	694

Interest expense	(5,311)	(665)	(10,362)	(1,235)

Equity in net loss of joint venture	(397)	(1,005)	(1,173)	(1,408)

Loss before income taxes	(34,074)	(14,456)	(76,053)	(26,480)

Provision for income taxes	(1,150)	(594)	(1,493)	(21)

Net loss	$(35,224)	$(15,050)	$(77,546)	$(26,501)

Net loss per share — basic and diluted	$(0.48)	$(0.19)	$(1.06)	$(0.34)

Weighted average shares — basic and diluted	73,794	77,790	72,966	77,152

EBITDA(1)	$(19,933)	$(5,565)	$(47,326)	$(9,349)

(1)	Earnings before interest, taxes, depreciation and amortization, equity in net loss of joint venture and one-time charges identified in the following table. EBITDA is calculated by excluding from loss from operations depreciation expense of approximately $11.3 million and $22.5 million for the three and six-month periods ended June 30, 2001, and depreciation expense of $7.4 million and $15.2 million for the three and six-month periods ended June 30, 2002.

         The following table reconciles the alternative measurement financial data presented above to the consolidated operating results prepared and presented in accordance with generally accepted accounting principles (“GAAP”).

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2002	2001	2002

	(Unaudited)
Supplemental alternative measurement net loss	$(35,224)	$(15,050)	$(77,546)	$(26,501)

Amounts excluded from alternative measurement net loss

Amortization of purchased technology	(5,672)	(4,631)	(11,344)	(9,261)

Amortization of intangible assets	(4,112)	(6,227)	(8,245)	(12,358)

Acquisition-related retention bonuses in operating expenses	(793)	—	(963)	(10)

Restructuring expense	(8,481)	(1,539)	(8,481)	(1,539)

Impairment of long-lived assets	(14,198)	—	(14,198)	—

Stock-based expense in cost of revenue	(1,469)	(418)	(2,772)	(835)

Stock-based expense in operating expenses	(14,244)	(4,114)	(30,674)	(7,369)

Amortization of debt issuance costs in non-operating expense	(4)	(68)	(20)	(281)

Loss on investments in non-operating expense	(702)	—	(702)	(104)

Gain on retirement of convertible subordinated notes	3,818	—	3,818	—

Preferred stock instrument marked to market	—	(3,520)	—	(3,320)

Subtotal of amounts excluded from alternative measurement net loss	(45,857)	(20,517)	(73,581)	(35,077)

GAAP net loss	(81,081)	(35,567)	(151,127)	(61,578)

Accretion on redeemable convertible preferred shares	—	(3,261)	—	(6,467)

GAAP net loss attributable to common shares	$(81,081)	$(38,828)	$(151,127)	$(68,045)

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         As of June 30, 2002, our investment portfolio consisted of available-for-sale securities, excluding those classified as cash equivalents, of $15.2 million. These securities consist of $1.8 million of strategic equity investments in corporate partners, certain of which are publicly traded and marketable and certain of which are privately held and $13.3 million of high grade, low risk government securities and corporate bonds. These equity securities are subject to price risk. Critical Path’s long-term obligations consist of our $38.4 million of face value 5.75% Convertible Subordinated Notes due April 2005, and certain fixed rate capital leases. We do not plan to reduce or eliminate our market exposure on these securities.

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

         We have reviewed the accompanying condensed consolidated balance sheet of Critical Path, Inc. and its subsidiaries as of June 30, 2002 and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2002 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

         Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

         We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, of shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 5, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

San Jose, CA
August 7, 2002

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

         Securities Class Actions in Northern District of California. Beginning on February 2, 2001, a number of securities class action complaints were filed against the Company, and certain of our former officers and directors in the United States District Court for the Northern District of California. The complaints alleged that the Company and certain of its former officers made false or misleading statements about the Company’s financial results and its prospects. In addition, on September 24, 2001, certain former shareholders of PeerLogic, Inc. filed a putative class action in the Superior Court of the State of California alleging that Critical Path breached representations and warranties made in connection with the acquisition of PeerLogic. On November 8, 2001, Critical Path announced that it had reached an agreement in principle to settle these cases. In February 2002, the Court gave preliminary approval to the settlement of these cases. In June 2002, the Court entered its final approval of the settlement. In connection with the settlement, the Company reached a financial settlement and issued warrants to purchase up to 850,000 shares of common stock at $10.00 per share.

         On April 30, 2002, MBCP PeerLogic LLC and other named plaintiffs filed suit in the U.S. District Court for the Southern District of New York against Critical Path and certain of its former officers. The plaintiff shareholders opted out of the shareholder litigation settlement which was approved by the U.S. District Court for the Northern District of California in June 2002. The complaint alleges breach of contract, unjust enrichment, common law fraud and violations of federal securities laws and seeks compensatory and punitive damages in an unnamed amount but in excess of $200 million.

         Securities and Exchange Commission Investigation. In 2001, the Securities and Exchange Commission (the “SEC”) investigated the Company and certain of the Company’s former officers and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The SEC concluded its investigation of the Company in January 2002 with no imposition of fines or penalties. The Company consented without admitting or denying liability, to an administrative order that the Company violated certain non-fraud provisions of the federal securities laws and to a cease and desist order. The investigation has also thus far resulted in charges being filed against two former officers of the Company. We believe that the investigation of former officers of the Company continues and, while the Company is fully cooperating with all requests with respect to such investigation, we do not know the status of such investigation.

         Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California and in the United States District Court for the Northern District of California. The derivative complaints alleged that certain of the Company’s former officers and directors breached their fiduciary duties, engaged in abuses of control, were unjustly enriched by sales of the Company’s common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. While the plaintiffs sought unspecified damages on the Company’s behalf, because of the nature of derivative litigation, any recovery would inure to the Company’s benefit. Contemporaneously with settlement of the securities class action described above, an agreement in principle was reached to settle the derivative action.

         Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of our current and former officers and directors and underwriters connected with our initial public offering of common stock in the United States District Court for the Southern District of New York. The purported class action complaints were filed by individuals who allege that they purchased common stock at the initial public offering of common stock between March 26, 1999 and December 6, 2000. The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The complaints have been consolidated into a single action. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s stock during the specified period. Similar complaints have been filed against more than 300 other companies and additional underwriters.

         Lease Dispute. In July 2000, PeerLogic, Inc. signed a lease for office space in San Francisco, California. In December 2000, we acquired PeerLogic as a wholly-owned subsidiary. After reviewing its obligations under the lease, the Company determined that local zoning laws likely prohibited a business such as the Company or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The Zoning

Administrator determined that the Company’s proposed use of the leased premises was not permitted. The landlord appealed this determination and prevailed before the San Francisco Board of Appeals. We requested a rehearing on the matter, which the Board of Appeals denied. In July 2002, the Company filed a Petition for Writ of Administrative Mandamus with the San Francisco Superior Court, requesting that the Board of Appeals’ decision be reversed and/or remanded for rehearing by the Board, with instructions from the Court. On April 30, 2002, the landlord filed suit in San Francisco Superior Court against the Company alleging, among other things, breach of the lease. In its complaint, the landlord sought unspecified compensatory damages for back rent, attorneys’ fees, treble damages under relevant statutes, and unspecified punitive damages. Litigation in this matter is ongoing.

         The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm the Company’s business and financial condition. In particular, the lawsuits or the continued effects of the investigation could harm its relationships with existing customers and its ability to obtain new customers. The continued defense of lawsuits could also result in the diversion of management’s time and attention away from business operations, which could harm the Company’s business. Negative developments with respect to the settlements or the lawsuits could cause the Company’s stock price to decline significantly. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits or the investigation by settlement or otherwise, and although the Company maintains adequate and customary insurance, the size of any such payments could seriously harm the Company’s financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on July 23, 2002 at 10:00 am in San Francisco, California. During the Annual Meeting of Shareholders, for which a quorum was met, the matters that were voted upon by shareholders of (i) the Common Stock of the Company, and (ii) Series D Cumulative Redeemable Convertible Participating Preferred Stock, were as follows:

1. Election of Directors
2. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants

The following are the results of the voting:

1. To elect Directors for a term expiring at the Annual Meeting of Shareholders in 2003:		Shares for	Shares withheld

(i)	Common Stock

	William McGlashan, Jr.	57,316,622	1,881,270

	Klaus Esser	57,315,570	1,882,322

	Raul J. Fernandez	57,314,195	1,883,697

	Jeffrey T. Webber	57,327,957	1,869,935

(ii)	Preferred Stock

	William McGlashan, Jr.	3,127,273	0

	Klaus Esser	3,127,273	0

	Raul J. Fernandez	3,127,273	0

	Jeffrey T. Webber	3,127,273	0

2. To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2002 fiscal year.

(i) Shares of Common Stock:
	FOR	AGAINST	ABSTAIN
	58,709,001	440,582	48,309

(ii) Shares of Preferred Stock:
	3,127,273	0	0

Item 6. Exhibits and Report on Form 8-K

         (a)  Exhibits

10.1	Loan Agreement by and between Registrant and William McGlashan, Jr. and his spouse dated as of May 20, 2002

10.2	Secured Promissory Note and Pledge Agreement by and between Registrant and William McGlashan, Jr. and his spouse dated as of May 20, 2002

10.3	Notice of Early Exercise of Stock Option by and between Registrant and William McGlashan, Jr. dated as of May 8, 2002

10.4	Promissory Note by William McGlashan, Jr. dated as of May 7, 2002

10.5	Stock Pledge Agreement by and between Registrant and William McGlashan, Jr. dated May 8, 2002

10.6	Nonstatutory Stock Option Agreement by and between Registrant and William McGlashan Jr. dated May 8, 2002

10.7	Separation Agreement and Mutual Release dated as of July 21, 2002 by and between Registrant and David C. Hayden

10.8	Full Recourse Second Amended and Restated Promissory Note issued by David C. Hayden dated as of July 21, 2002

15.1	Letter of PricewaterhouseCoopers LLP on Unaudited Interim Financial Information

99.1	Certifications of Chief Executive and Chief Financial Officers of the Registrant

(b)	Report on Form 8-K

         On May 13, 2002, we filed a report on Form 8-K under Items 5 and 7 noting the issuance of a press release announcing the resignation of David C. Hayden from employment with the Company and from the Company's Board of Directors.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Critical Path, Inc.

	By:	/s/ Laureen DeBuono

Laureen DeBuono Executive Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: August 14, 2002

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

10.1	Loan Agreement by and between Registrant and William McGlashan, Jr. and his spouse dated as of May 20, 2002

10.2	Secured Promissory Note and Pledge Agreement by and between Registrant and William McGlashan, Jr. and his spouse dated as of May 20, 2002

10.3	Notice of Early Exercise of Stock Option by and between Registrant and William McGlashan, Jr. dated as of May 20, 2002

10.4	Promissory Note by William McGlashan, Jr. dated as of May 7, 2002

10.5	Stock Pledge Agreement by and between Registrant and William McGlashan, Jr. dated May 8, 2002

10.6	Nonstatutory Stock Option Agreement by and between Registrant and William McGlashan Jr. dated as of May 8, 2002

10.7	Separation Agreement and Mutual Release dated as of July 21, 2002 by and between Registrant and David C. Hayden

10.8	Full Recourse Second Amended and Restated Promissory Note issued by David C. Hayden dated as of July 21, 2002

15.1	Letter of PricewaterhouseCoopers LLP on Unaudited Interim Financial Information

99.1	Certifications of Chief Executive and Chief Financial Officers of the Registrant

*	See Exhibit Index attached hereto, which is incorporated herein by reference.