Form 10-Q
period 2002-09-30
CRITICAL PATH INC
filed 2002-11-15
CIK 1060801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number: 000-25331
Critical Path, Inc.

A California Corporation	I.R.S. Employer No. 91-1788300

350 The Embarcadero

San Francisco, California 94105
415-808-8800

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of October 31, 2002, the company had outstanding 80,124,000 shares of common stock, $0.001 par value per share.

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
Item 4. Controls and Procedures
REPORT OF INDEPENDENT ACCOUNTANTS
PART 2 -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Report on Form 8-K
SIGNATURE
CERTIFICATIONS
INDEX TO EXHIBITS
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 15.1
Exhibit 99.1
Exhibit 99.2

CRITICAL PATH, INC.

PART I

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2001	2002

		(Unaudited)

	(In thousands, except per
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$59,463	$35,439
Short-term investments	9,702	13,773
Accounts receivable, net	26,692	22,061
Other current assets	5,367	4,553

Total current assets	101,224	75,826
Investments	7,215	1,704
Property and equipment, net	36,285	21,686
Goodwill	5,631	6,613
Other intangible assets, net	43,010	10,744
Restricted cash	2,674	5,715
Other assets	3,913	5,530

Total assets	$199,952	$127,818

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,955	$29,208
Accrued expenses	6,232	4,708
Deferred revenue	10,297	9,153
Capital lease and other obligations, current	3,431	3,224

Total current liabilities	45,915	46,293
Convertible subordinated notes payable	38,360	38,360
Capital lease and other obligations, long-term	1,149	1,599

Total liabilities	85,424	86,252

Commitments and contingencies (Note 2)
Mandatorily redeemable preferred stock	5,373	17,868

Shareholders’ equity
Common stock and paid-in-capital, $0.001 par value
Shares authorized: 500,000
Shares issued and outstanding: 76,581 and 79,852, respectively	2,176,370	2,169,714
Common stock warrants	5,250	5,947
Notes receivable from shareholders	(1,222)	—
Unearned compensation	(7,050)	(646)
Accumulated deficit, including other comprehensive loss	(2,064,193)	(2,151,317)

Total shareholders’ equity	109,155	23,698

Total liabilities, mandatorily redeemable preferred stock and shareholders’ equity	$199,952	$127,818

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2002	2001	2002

	(Unaudited)
	(In thousands, except per share amounts)
Net revenues
Software license	$7,724	$5,929	$22,187	$27,740
Hosted messaging	10,000	6,461	35,580	19,007
Professional services	4,206	3,053	10,523	7,635
Maintenance and support	4,857	3,725	12,725	10,917

Total net revenues	26,787	19,168	81,015	65,299

Cost of net revenues
Software license	517	563	934	1,436
Hosted messaging	13,982	7,448	49,360	22,835
Professional services	2,565	2,393	8,125	7,002
Maintenance and support	2,837	2,222	7,837	6,549
Amortization of purchased technology	4,970	4,631	16,314	13,892
Stock-based expense — Hosted messaging	339	113	1,165	530
Stock-based expense — Professional services	161	50	1,182	196
Stock-based expense — Maintenance and support	131	92	1,056	364
Impairment of long-lived assets	—	—	4,207	—

Total cost of net revenues	25,502	17,512	90,180	52,804

Gross profit (loss)	1,285	1,656	(9,165)	12,495

Operating expenses
Sales and marketing	11,018	10,945	45,424	33,262
Research and development	7,322	5,154	25,589	15,329
General and administrative	9,447	5,362	34,485	18,336
Amortization of intangible assets	7,318	6,209	25,229	18,567
Acquisition-related retention bonuses	92	—	1,055	11
Stock-based expense — Sales and marketing	1,008	452	4,623	3,637
Stock-based expense — Research and development	531	287	2,857	1,062
Stock-based expense — General and administrative	4,914	212	19,981	3,620
Restructuring expense, net	3,779	—	12,260	1,539
Impairment of long-lived assets	—	—	9,991	—

Total operating expenses	45,429	28,621	181,494	95,363

Loss from operations	(44,144)	(26,965)	(190,659)	(82,868)
Interest and other income (expense), net	178	1,927	4,796	(803)
Interest expense	(3,829)	(740)	(14,211)	(2,256)
Equity in net loss of joint venture	(346)	—	(1,519)	(1,408)
Gain on retirement of convertible subordinated notes, net	137,222	—	141,040	—

Income (loss) before income taxes	89,081	(25,778)	(60,553)	(87,335)
Provision for income taxes	(2,180)	(234)	(3,673)	(255)

Net income (loss)	86,901	(26,012)	(64,226)	(87,590)
Accretion on mandatorily redeemable convertible preferred shares	—	(3,600)	—	(10,067)

Net income (loss) attributable to common shares	$86,901	$(29,612)	$(64,226)	$(97,657)

Net income (loss) per share attributable to common shares
Basic	$1.17	$(0.38)	$(0.87)	$(1.26)

Diluted	$1.15	$(0.38)	$ $(0.87)	$(1.26)

Weighted average common shares outstanding
Basic	74,492	78,265	73,472	77,523
Diluted	75,589	78,265	73,472	77,523

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30,	September 30,
	2001	2002

	(Unaudited)
	(In thousands)
Operating
Net loss	$(64,226)	$(87,590)
Provision for doubtful accounts	4,647	829
Depreciation and amortization	35,013	22,365
Amortization of intangible assets	41,543	32,459
Amortization of stock-based expenses	30,863	9,409
Equity in net loss of joint venture	1,519	1,408
Impairment of long-lived assets	14,198	—
Change in fair value of preferred stock instrument	—	2,160
Gain on retirement of convertible debt, net	(141,040)	—
Provision for restructured operations	4,037	1,022
Accounts receivable	3,271	4,009
Other assets	2,808	409
Accounts payable	(3,570)	(142)
Accrued expenses	(2,820)	(1,584)
Deferred revenue	306	(1,144)

Net cash used in operating activities	(73,451)	(16,390)

Investing
Notes receivable from officers	(1,415)	371
Property and equipment purchases	(10,613)	(4,942)
Payments for acquisitions, net of cash acquired	(9,898)	4,512
Short-term investments	(10,752)	(4,071)
Restricted cash	(889)	(3,041)

Net cash used in investing activities	(33,567)	(7,171)

Financing
Net proceeds from issuance of Common Stock	1,606	1,529
Retirement of convertible debt	(49,116)	—
Proceeds from repayments of shareholder notes receivable	—	1,222
Principal payments on capital lease obligations	(7,462)	(3,616)
Repurchase of Common Stock	(54)	—

Net cash used in financing activities	(55,026)	(865)

Net change in cash and cash equivalents	(162,044)	(24,426)
Effect of exchange rates on cash and cash equivalents	106	402
Cash and cash equivalents at beginning of period	216,542	59,463

Cash and cash equivalents at end of period	$54,604	$35,439

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

     The Company

      Critical Path, Inc. was incorporated in California on February 19, 1997. Critical Path, Inc., along with its subsidiaries (collectively referred to herein as “We,” “Critical Path” or the “Company”), provides messaging and collaboration solutions, from wireless, secure and unified messaging to basic email and personal information management, as well as identity management solutions that simplify user profile management and strengthen information security. The Company’s customers are corporate enterprises, carriers and service providers, postal authorities and government agencies.

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

      With respect to the unaudited condensed consolidated financial information of the Company as of September 30, 2002 and for the three and nine-month periods ended September 30, 2001 and 2002 included herein, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 5, 2002, appearing herein, states that they did not audit and they do not express an opinion on the unaudited condensed consolidated financial information. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited condensed consolidated financial information because that report is not a report or a part of this Form 10-Q prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Securities Action in Southern District of New York. On April 30, 2002, MBCP PeerLogic LLC and other named plaintiffs filed suit in the U.S. District Court for the Southern District of New York against Critical Path and certain of its former officers. In June 2002, the plaintiff shareholders opted out of a shareholder litigation settlement that was approved by the U.S. District Court for the Northern District of

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California. The complaint alleged breach of contract, unjust enrichment, common law fraud and violations of federal securities laws and seeks compensatory and punitive damages in an unnamed amount but in excess of $200 million. Litigation in this matter is ongoing. The Company filed a motion to have the case transferred to the Northern District of California and is awaiting the court’s review of such motion.

      Securities and Exchange Commission Investigation. In 2001, the Securities and Exchange Commission (the “SEC”) investigated the Company and certain former officers, employees and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The SEC concluded its investigation of the Company in January 2002 with no imposition of fines or penalties and, without admitting or denying liability, the Company consented to a cease and desist order and an administrative order as to violation of certain non-fraud provisions of the federal securities laws. The investigation has also thus far resulted in charges being filed against five former officers and employees of the Company. We believe that the investigation of former officers and employees of the Company continues; while the Company continues to fully cooperate with any requests with respect to such investigation, we do not know the status of such investigation.

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California and in the U.S. District Court for the Northern District of California. The derivative complaints alleged that certain of the Company’s former officers and directors breached their fiduciary duties, engaged in abuses of control, were unjustly enriched by sales of the Company’s common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. The Company is currently working with plaintiffs’ counsel to finalize the settlement of this matter.

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

      Lease Dispute. In July 2000, PeerLogic, Inc. signed a lease for office space in San Francisco, California. In December 2000, we acquired PeerLogic as a wholly-owned subsidiary. After review, we determined that local zoning laws likely prohibited a business such as the Company or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The Zoning Administrator determined that the Company’s proposed use of the leased premises was not permitted, but the landlord appealed this determination and prevailed before the San Francisco Board of Appeals. The Company requested a rehearing on the matter, which the Board of Appeals denied. In April 2002, the landlord filed suit in San Francisco Superior Court against the Company alleging, among other things, breach of the lease. In its complaint, the landlord sought unspecified compensatory damages for back rent, attorneys’ fees, treble damages under relevant statutes, and unspecified punitive damages. A number of the plaintiff’s claims of damages were struck by the court in response to the Company’s motion to strike. The plaintiff submitted an amended complaint in September 2002 and a hearing is scheduled on the Company’s motion to strike in November 2002. In July 2002, the Company filed a separate Petition for Writ of Administrative Mandamus with the San Francisco Superior Court, requesting that the Board of

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Appeals’ decision be reversed and/or remanded for rehearing by the Board, with instructions from the Court. Litigation in this matter is ongoing.

      The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm the Company’s business and financial condition. In particular, the lawsuits or the lingering effects of previous lawsuits and the investigation could harm its relationships with existing customers and its ability to obtain new customers. The continued defense of lawsuits could also result in the diversion of management’s time and attention away from business operations, which could harm the Company’s business. Negative developments with respect to the settlements or the lawsuits could cause the Company’s stock price to further decline significantly. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits, and although the Company maintains adequate and customary insurance, the size of any such payments could seriously harm the Company’s financial condition.

Note 3 — Acquisition of Japanese Joint Venture

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

Note 4 — Related Party Transactions

Loans to Executive Officers

      During 2001 and in connection with his employment agreement, the Company made a loan and held a note receivable from David Hayden, Executive Chairman and a Director of the Company, in the amount of $1.5 million. The full recourse note accrues interest at the rate of 6.75% per annum and could be repaid by the achievement of performance-based milestones described in Mr. Hayden’s employment agreement and performance loan agreement. The loan was also subject to forgiveness upon certain change of control events. In February 2002, the Board approved an amendment of Mr. Hayden’s employment agreement that eliminated the original performance-based milestones in favor of a single performance-based milestone tied to a change of control event. In addition, the Board increased the amount available under the loan agreement by an additional $450,000, which was funded in March 2002. The loan amount was secured by a first priority security interest in all of Mr. Hayden’s shares and options in the Company, with all other terms of the loan and other agreements unchanged. In July 2002, in connection with the settlement of the terms and conditions of Mr. Hayden’s termination of employment with the Company, some of the terms of the loan were altered as described in this section below under “Termination Agreements.”

      In December 2001, the Board approved a fully secured loan to William McGlashan, Jr., the Company’s Chief Executive Officer, of up to $4.0 million in connection with the purchase of a principal residence in the San Francisco Bay Area. In May 2002, the Compensation Committee of the Board and Mr. McGlashan agreed to amend the agreement in order to reduce the amount of the loan commitment to $1.5 million. As of September 30, 2002, no portion of the loan commitment has yet been funded.

      In connection with the reduction of the loan commitment, in May 2002 Mr. McGlashan was granted an option to purchase 1,000,000 shares of the Company’s Common Stock, at an exercise price of $1.74 per share,

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was the fair market value on the date of grant. The option was immediately exercisable subject to the Company’s lapsing right of repurchase at a price equal to the exercise price per share over a three year period. Mr. McGlashan exercised his right to early exercise purchase the shares through a promissory note and stock pledge agreement in May 2002. As such the Company now holds a promissory note in the amount of $1,740,000 secured by shares of Common Stock. The promissory note will begin to accrue interest at the adjustable quarterly reference rate of Fidelity Investments or similar banking entity as the shares vest with respect to that portion of the purchase price that represents the purchase price of the “vested” shares.

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

     Termination Agreements

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

      In October 2002, Pierre Van Beneden terminated his employment as president of the Company, but continues through January 2003 as a consultant on certain European license software sales. In connection with a separation agreement, Mr. Van Beneden agreed to provide consulting services to the Company on a commission only basis and shall receive the benefits to which he was entitled under his employment agreement during such consulting period. Such employment agreement benefits, which shall be payable in January 2003 upon the completion of the consulting term, included a lump sum payment of $337,500, representing nine months base salary, and accelerated vesting on a portion of his option grants. As an additional benefit under the separation agreement, Mr. Van Beneden was granted an extension from ninety days to one year of the period for exercise of his option grants. Mr. Van Beneden and the Company executed a mutual release of all claims. As a result of the execution of the separation agreement in October 2002, the Company will include the lump sum payment in its fourth quarter 2002 operating expenses.

     Consulting Agreements

      In August 2002, the Company retained the services of The Cohen Group, an international strategic consulting company. The chairman and chief executive officer of The Cohen Group is William S. Cohen, a member of the Board of Directors of the Company. Under the agreement, The Cohen Group received a $150,000 retainer fee as a draw against a sliding scale of earned sales and referral commissions due the Cohen

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Group on transactions resulting in license revenue for the Company. The agreement is for a one year term, with reimbursement for specified expenses up to a cap of 5% of the retainer and a provision for extension in the event the retainer fee is not earned during the term.

      In August 2002, the Company hired R.B. Webber & Company, strategic management consultants, to prepare an executive level research and forecast presentation on the enterprise messaging market. The agreement provided for a flat fee of $85,000 over a two month period for the services of several consultants of R.B. Webber and Company, with reimbursement for expenses capped at 5% of the fee. Jeffrey Webber, a member of the Board of Directors of the Company, is a partner of R.B. Webber and Company. Mr. Webber shall also provide consulting services under the agreement.

      In October 2002, the Company entered into a consulting arrangement with Pierre van Beneden in connection with a separation agreement more fully described in the section above under “Termination Agreements,” Mr. Van Beneden is entitled to commissions payable upon the completion of certain license software sales.

Note 5 — Restructurings

      In May 2002, the Board of Directors approved a restructuring plan to further reduce the Company’s expense levels consistent with the current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. During the second and third quarters of 2002, approximately $762,000 was charged against this accrual, primarily cash payments of severance related costs. The balance of the accrual at September 30, 2002, of approximately $777,000 is expected to be utilized by the end of this fiscal year.

      During 2001, the Company announced a strategic restructuring plan that involved reorganizing Critical Path’s product and service offerings around a group of core communications solutions, a reduction in the Company’s workforce, and the consolidation of facilities and operations. Total restructuring charges during 2001 amounted to $18.3 million, of which $8.5 million was recognized during the second quarter of 2001. As of December 31, 2001 a $2.2 million accrual associated with these restructuring actions remained as a component of accounts payable. During the first nine months of 2002, approximately $1.1 million was charged against this accrual, primarily cash paid related to facilities and operations consolidation restructuring activities, leaving a remaining restructuring accrual of $1.1 million as of September 30, 2002, which is expected to be paid over the next 9 months.

Note 6 — Intangible Assets

      At September 30, 2002, the Company was carrying net intangible assets of $17.4 million. Of this amount, $10.8 million is associated with acquired intangible assets which are being amortized and the remaining $6.6 million is associated with goodwill which is not being amortized, in accordance with SFAS No. 142. During the second quarter of 2002, goodwill increased by approximately $1.0 million associated with the Company’s acquisition of its Japanese joint venture, Critical Path Pacific, Inc. See also Note 3 — Acquisition of Japanese Joint Venture.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill is detailed as follows (in thousands):

	January 1,		September 30,
	2002	Acquisition	2002

United States	$2,386	$—	$2,386
Europe	3,245	—	3,245
Other	—	982	982

	$5,631	$982	$6,613

      Other intangible assets as of September 30, 2002 are detailed as follows (in thousands):

	Gross	Accumulated	Net Book
	Amount	Amortization	Value

Existing technology	$39,748	$(35,134)	$4,614
Strategic relationships — warrants	38,660	(33,829)	4,831
Customer base	12,493	(11,285)	1,208
Patents	726	(635)	91

	$91,627	$(80,883)	$10,744

      The aggregate amortization expense related to goodwill which is no longer being amortized totaled $1.1 million and zero for the third quarters of 2001 and 2002, respectively, and $3.6 million and zero for the first nine-months of 2001 and 2002, respectively. The estimated total amortization expense related to all intangible assets is $43.1 million for fiscal year 2002, at which time all other intangible assets will be fully amortized.

      The following table presents net income (loss) attributable to common shares and net income (loss) per share attributable to common shares — basic and diluted, as if the goodwill had not been amortized during the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2002	2001	2002

Net income (loss)
Reported net income (loss) attributable to common shares	$86,901	$(29,612)	$(64,226)	$(97,657)
Amortization of goodwill	1,060	—	3,628	—

Net income (loss) attributable to common shares, as adjusted	$87,961	$(29,612)	$(60,598)	$(97,657)

Net income (loss) per share — basic
Reported net income (loss) per share attributable to common shares	$1.17	$(0.38)	$(0.87)	$(1.26)
Amortization of goodwill per share	0.01	—	0.05	—

Net income (loss) per share attributable to common shares, as adjusted	$1.18	$(0.38)	$(0.82)	$(1.26)

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2002	2001	2002

Net income (loss) per share — diluted
Reported net income (loss) per share attributable to common shares	$1.15	$(0.38)	$(0.87)	$(1.26)
Amortization of goodwill per share	0.01	—	0.05	—

Net income (loss) per share attributable to common shares, as adjusted	$1.16	$(0.38)	$(0.82)	$(1.26)

Note 7 — Other Comprehensive Income (Loss)

      The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net income (loss)	$86,901	$(26,012)	$(64,226)	$(87,590)
Net unrealized investment losses	(558)	(144)	(947)	(822)
Foreign currency translation adjustments	2,301	(440)	(116)	1,288

Other comprehensive income (loss)	$88,644	$(26,596)	$(65,289)	$(87,124)

      Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on available-for-sale securities, net of tax, and cumulative translation adjustments, as presented on the accompanying consolidated balance sheet.

Note 8 — Net Income (Loss) Per Share

      Net income (loss) per share is calculated as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2002	2001	2002

	(In thousands, except per share amounts)
Net income (loss)
Net income (loss)	$86,901	$(26,012)	$(64,226)	$(87,590)
Accretion on redeemable convertible preferred shares	—	(3,600)	—	(10,067)

Net income (loss) attributable to common shares	$86,901	$(29,612)	$(64,226)	$(97,657)
Weighted average shares outstanding
Weighted average shares outstanding	75,509	78,621	74,913	77,902
Weighted average common shares issued subject to repurchase agreements	(102)	(12)	(251)	(35)
Shares held in escrow related to acquisitions	(915)	(344)	(1,190)	(344)

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2002	2001	2002

	(In thousands, except per share amounts)
Shares used in computation of net income (loss) per share — basic	74,492	78,265	73,472	77,523
Effect of dilutive securities — shares subject to repurchase and in escrow	1,017	—	—	—
Effect of dilutive securities — employee stock options	80	—	—	—

Shares used in computation of net income (loss) per share — diluted	75,589	78,265	73,472	77,523
Net income (loss) per share attributable to common shares
Basic	$1.17	$(0.38)	$(0.87)	$(1.26)

Diluted	$1.15	$(0.38)	$(0.87)	$(1.26)

      At September 30, 2001 and 2002, approximately 31.7 million and 72.8 million potential common shares, respectively, were excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

CRITICAL PATH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, anticipated or projected revenues, expenses and operational growth, markets and potential strategic partners and customers for our products and service offerings, plans related to sales strategies and global sales efforts, our plans to reach profitability, our ability to retain key customers and grow accounts in a challenging economy, the anticipated benefits of our relationships with strategic partners, growth and results of our competition, our ability to compete in the global marketplace, investments in product development, use of future earnings, the features, benefits and performance of our current and future products and services, plans to continue to reduce operating costs through continued expense reduction, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, difficulties of forecasting future results due to our limited operating history, failure to meet sales and revenue objectives, forecasts and earnings guidance, our ability to reach profitability and history of losses, competition in the marketplace and our ability to attract and retain customers, our ability to successfully manage costs, turnover within and integration of senior management, board of directors members and other key personnel, failure to negotiate strategic technology and distribution deals on favorable terms, our dependence on a small number of key customers and the length of sales cycles, our evolving business strategy and the emerging nature of the market for our products and services, lingering doubts related to the accounting restatements and SEC investigation of our former executives and directors, volatility in the market for our stock, risks associated with delisting actions by, and an inability to maintain continued compliance with, the Nasdaq National Market and its listing requirements, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which the Company does business, volatility in the market for our stock and risks associated with our international operations, foreign currency fluctuations, unplanned system interruptions and capacity constraints, and software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That May Affect Future Operating Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Overview

      Critical Path, Inc., is a global leader in digital communications software and services. We provide messaging and collaboration solutions from wireless, secure and unified messaging to basic email and personal information management, as well as identity management solutions that simplify user profile management and strengthen information security. Our standards-based Critical Path Communications Platform, built to perform reliably at the scale of public networks, delivers the industry-noted lowest total cost of ownership for messaging solutions and lays a solid foundation for next-generation communications services.

      Our primary sources of revenue come from providing a wide range of messaging and identity management products and services. Critical Path’s customers are corporate enterprises, carriers and service providers, postal authorities and government agencies. Critical Path was founded in 1997 and is headquartered in San Francisco, California with offices worldwide.

Results of Operations

      In light of the rapidly evolving nature of our business, prior acquisitions, organizational restructuring, and limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At September 30, 2002, we had 599 employees, in comparison with 562 employees at December 31, 2001 and 564 employees at September 30, 2001. We do not believe that our historical growth rates for revenues, expenses or personnel are indicative of future results.

     Net Revenues

      We derive most of our revenues through the sale of our messaging and identity management communications solutions. These solutions include both licensed software products and hosted messaging services. In addition, we recognize revenues from professional services and maintenance and support services. Software license revenues are derived from perpetual and term licenses for our messaging, identity management, collaborative and enterprise application integration technologies. Hosted messaging revenues relate to fees for our hosted messaging and collaboration services. These fees are primarily based upon monthly contractual per unit rates for the services involved, and are recognized as revenue on a ratable monthly basis over the term of the contract. Professional services revenues are derived from fees primarily related to training, installation and configuration services and revenue is recognized as services are performed. Maintenance and support revenues are derived from fees related to post-contract customer support agreements associated with software product licenses. Maintenance and support revenues are recognized ratably over the term of the agreement.

      Software License. We recognized $5.9 million and $27.7 million in software license revenues during the three and nine-month periods ended September 30, 2002, respectively, compared to $7.7 million and $22.2 million during the same periods in 2001. The significant decrease in third quarter 2002 software license revenues over the prior year was due primarily to the difficult worldwide business climate, which has resulted in lower and delayed information technology spending across the enterprise software market. Software license revenues for the first nine-months of 2002 were higher than the prior year period due to the uncertainty surrounding Critical Path during the first two quarters of 2001, which caused a number of current and potential customers to delay making purchase decisions. This uncertainty was created by the restatement of certain previously released financial results of Critical Path for the third quarter of 2000, significant turnover within the senior management group and the termination and resignation of much of the leadership within our sales organization. During the second half of 2001 and first half of 2002, we restructured our business and management team and worked to rebuild customer confidence in Critical Path.

      During the second and third quarters of 2002, we excluded all royalty revenue earned from Sun Microsystems, Inc. related to the sale of their iPlanet meta-directory products which, based upon recent reporting, could have amounted to approximately $300,000 in each quarter. During August we entered into a dispute with Sun Microsystems, Inc. over the calculation of these royalties. We will not be recognizing royalty revenue from Sun Microsystems until we come to a mutual agreement on current and historic contractual obligations.

      Hosted Messaging. We recognized $6.5 million and $19.0 million in hosted messaging revenues during the three and nine-month periods ended September 30, 2002, respectively, compared to $10.0 million and $35.6 million during the same periods in 2001. This decrease in 2002 hosted messaging revenues resulted in part due to the exiting or sale, as part of our 2001 restructuring initiatives, of certain non-core hosted messaging services during the second half of 2001. These non-core services accounted for a significant portion of hosted messaging revenues for the first nine-months of 2001. In addition, during the second and third quarters of 2002, we did experience a net loss in customers, which further contributed to the decline in hosted messaging revenue over the prior year’s periods. We excluded approximately $300,000 in hosted messaging revenue from the second quarter of 2002 related to WorldCom’s Chapter 11 bankruptcy filing. During the third quarter of 2002, we did recognize approximately $300,000 in hosted messaging revenue from WorldCom associated with the formalization of their restructuring plan and payment for post-bankruptcy services.

      We are currently completing development work on a new hosted messaging software and hardware platform which is expected to be launched in the first half of 2003. In connection with the new platform, in October 2002 we announced the formation of a global managed messaging service alliance with Hewlett-Packard Company (HP), in which Critical Path will outsource its data center operations to HP. As part of the alliance, Critical Path will continue to provide messaging applications management services and product development, with both companies marketing and selling the messaging service and providing integration services. Until these new initiatives are substantially in place, and with the elimination of certain non-core hosted messaging services in the second-half of 2001, we expect hosted messaging revenues to be lower in the fourth quarter of 2002 in comparison to the prior year’s period.

      Professional Services. We recognized $3.1 million and $7.6 million in professional services revenues during the three and nine-month periods ended September 30, 2002, respectively, compared to $4.2 million and $10.5 million during the same periods in 2001. The decrease in professional services revenues in the third quarter of 2002 was due primarily to our 2001 restructuring initiatives, which eliminated certain non-core products, reducing the professional services revenues derived from these products. The decrease in revenue for the first nine-months of 2002 was due primarily to higher first quarter 2001 non-core product professional services revenues resulting from our September 2000 acquisition of PeerLogic, Inc.

      Maintenance and Support. We recognized $3.7 million and $10.9 million in maintenance and support revenues during the three and nine-month periods ended September 30, 2002, respectively, compared to $4.9 million and $12.7 million for the same periods in 2001. The decrease in 2002 resulted primarily from the loss of maintenance and support revenues from the elimination of certain non-core products and services as part of our 2001 restructuring initiatives.

      Critical Path’s international operations accounted for approximately 59% and 57% of net revenues for the three and nine-month periods ended September 30, 2002, and approximately 45% and 40% of net revenues for the three and nine-month periods ended September 30, 2001. This significant increase in the percentage of international revenues related primarily to a dramatic reduction in enterprise information technology spending during the first and second quarters of 2001, as it particularly impacted the sale of our license products in international markets. Additionally, the decrease in domestic hosted messaging revenue further impacted the percentage of international revenue.

     Cost of Net Revenues

      Software License. Cost of net software license revenues consist primarily of product media duplication, manuals and packaging materials, personnel and facility costs, and third-party royalties. The cost of net software license revenues for the third quarter of 2002 was comparable to the prior year’s period. The cost of net software license revenues for the first nine months of 2002 were higher than the same period in the prior year, consistent with the increase in license product sales.

      Hosted Messaging. Cost of net hosted messaging revenues consist primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, and other direct and allocated indirect costs. The cost of net hosted messaging revenues were significantly lower in the third quarter and first nine months of 2002 compared to the prior year periods primarily due to our restructuring initiatives undertaken in the second half of 2001. As a result of these initiatives, the costs associated with our hosted messaging revenues were reduced through the sale or exit of several non-core services, the termination of employees and reduction in employee-related costs, the retirement of surplus network infrastructure equipment and software, and the consolidation of data centers.

      Professional Services. Cost of net professional services revenues consist primarily of personnel costs including custom engineering, installation and training services for both hosted and licensed solutions, and other direct and allocated indirect costs. As a result of our 2001 restructuring initiatives, personnel and certain overhead costs were reduced, resulting in lower professional services cost of net revenues for the third quarter and first nine months of 2002, in comparison to the same periods in the prior year.

      Maintenance and Support. Cost of net maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. The cost of net maintenance and support revenues was lower in the second quarter and first nine months of 2002 in comparison to the year ago period, due primarily to a decrease in staffing levels and a reduction in employee-related costs.

      Operations, customer support and professional services staff decreased to 191 employees at September 30, 2002 from 197 employees at September 30, 2001.

     Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expenses for the third quarter of 2002 were comparable to the prior year’s period. Sales and marketing expenses for the first nine months of 2002 decreased significantly over the prior year’s periods due primarily to cost savings generated from our 2001 restructuring initiatives. Sales and marketing staffing levels, which stood at 201 employees at June 30, 2001, were reduced to 131 employees at September 30, 2001, as a result of the restructuring. The savings in personnel and personnel-related costs together with the termination of certain strategic marketing relationships related to non-core services accounted for the reduction in sales and marketing expenses for the first nine-months of 2002. Sales and marketing staffing totalled 152 employees at September 30, 2002.

      Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. This significant decrease in year-to-date 2002 research and development expenses resulted primarily from a reduction in headcount and related personnel costs as part of our 2001 restructuring initiatives. Savings realized from the termination of certain outside consulting arrangements and consolidation of facilities also contributed to the decrease in research and development expenses for the third quarter of 2002 compared to the same period last year. Research and development staffing totalled 167 employees at September 30, 2002 compared to 142 employees at September 30, 2001.

      General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. The significant decrease in third quarter and year-to-date 2002 general and administrative expenses in comparison to the same periods in the prior year was due primarily to cost savings realized from our 2001 restructuring initiatives. Savings were realized from a decrease in general and administrative staffing levels to 90 employees at September 30, 2002 from 94 employees at September 30, 2001, as well as savings resulting from the reduction in facilities from 77 at December 31, 2000 to 27 at September 30, 2002. In addition, as a result of the restatement of certain previously released 2000 financial results, we incurred higher fees for outside professional services in the first half of 2001, in particular higher legal and accounting fees related to the SEC investigation and extended outside audit work.

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

      In connection with the adoption of FAS No. 142, Goodwill and Other Intangible Assets, in the beginning of 2002, approximately $5.6 million of goodwill will no longer be subject to amortization, but instead will be periodically tested for impairment. As a result of the second quarter 2001 impairment charge and the adoption of FAS No. 142, third quarter 2002 amortization expense decreased significantly from the third quarter of 2001. Based upon the types of identifiable intangibles acquired, third quarter 2002 amortization expense of $4.6 million was allocated to cost of net revenues and the remaining amortization expense of $6.2 million was allocated to operating expenses.

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

     Restructuring Expense

      In May 2002, the Board of Directors approved a restructuring plan to further reduce our expense levels consistent with the then current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs.

      In April 2001, we announced a strategic restructuring plan that involved reorganizing Critical Path’s product and service offerings around a group of core communications solutions, the divestiture of many non-core products and services, a reduction in our workforce, and the consolidation of facilities and operations. As a result, we recognized restructuring charges of $8.5 million in the second quarter of 2001 and $3.8 million in the third quarter of 2001.

     Stock-Based Expenses

      Stock-based expenses are comprised of charges related to certain stock options and warrants granted to employees, directors and consultants and common stock issued to certain employees, directors and advisors in 1998 and 1999. The decline in stock-based expenses in the third quarter and first nine-months of 2002 in comparison to the same periods in 2001 was primarily the result of certain of these stock-based charges related to the completion of the 1998 and 1999 grant activity amortization.

     Interest and Other Income (Expense)

      Interest and other income (expense) consists primarily of interest earned from cash and cash equivalents, net realized gains (losses) on foreign exchange transactions, and any gain or loss from changes in the fair value of the return on equity preference feature granted to the investors who participated in the Critical Path 2001 preferred stock financing transaction. The net other income of $1.9 million reported for the third quarter of 2002 was primarily generated by the recording of a $1.2 million non-cash gain associated with the revaluation of the preferred stock preference feature discussed above and interest income earned during the period. The net other (expense) recognized for the first nine months of 2002 of $803,000 was due primarily to the recording of a year-to-date non-cash loss of $2.2 million associated with the revaluation of the preferred stock preference feature, partially offset by interest income.

      Interest income amounted to $369,000 and $1.3 million for the third quarter and first nine-months of 2002, respectively, compared to interest income of $1.1 million and $5.0 million for the comparable periods in 2001, respectively. Interest income was lower in 2002 compared to the same periods in the prior year due to lower cash balances available for investing. Cash balances declined during the twelve-month period ended September 30, 2002, due primarily to the funding of our net losses and cash utilized in 2001 to retire a significant portion of our convertible debt obligations.

      We also recognized a net gain in the third quarter of 2002 in the amount of $113,000 from foreign currency transactions associated with our international operations, but a net loss totalling $464,000 for the first nine months of 2002. During 2001, we recognized a $1.0 million net loss and $500,000 net gain for the comparable three and nine-month periods, respectively.

     Interest Expense

      Interest expense consists primarily of the interest charges and amortization of related issuance costs associated with the Convertible Subordinated Notes we issued in March 2000, and interest on certain capital leases. Because of the retirement of a significant portion of our convertible subordinated notes and capital leases during 2001, interest expense for the third quarter and first nine months of 2002 declined to $740,000 and $2.3 million, respectively, from $3.8 million and $14.2 million for the comparable periods in 2001.

     Equity in Net Loss of Critical Path Pacific

      In June 2000, we established a joint venture, Critical Path Pacific, Inc., with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. We invested $7.5 million and held a 40% ownership interest in the joint venture. This investment was accounted for using the equity method

      On June 6, 2002, we acquired the remaining 60% ownership interest that Critical Path did not already own in Critical Path Pacific, Inc. for $3.0 million in cash and the assumption of $2.6 million in business restructuring and capital lease obligations. The excess of the purchase price of $5.6 million over the fair value of the acquired net assets, primarily working capital and fixed assets, of $4.6 million was recorded as goodwill. In accordance with SFAS No. 142, this goodwill asset of approximately $1.0 million will not be amortized; however, we will test this asset for impairment on an annual basis, or more frequently if events or circumstances indicate that the asset might be impaired. We began including the financial results of Critical Path Pacific in our own consolidated results subsequent to the acquisition date. As a result, the second quarter of 2002 represented the last quarter in which we will be using the equity method to account for our Japanese entity ownership interest.

      During the third quarter and first nine months of 2002, we recorded equity in net loss of joint venture of approximately zero and $1.4 million, respectively, compared to a net loss of $346,000 and $1.5 million recorded in the third quarter and first nine months of 2001.

Provision for Income Taxes

      During the third quarter of 2002, we recognized a small provision for foreign income taxes as certain of our European operations generated income taxable in certain European jurisdictions. No current provision for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization. On a year-to-date basis, our tax expense reflects an $800,000 first quarter 2002 U.S. federal income tax benefit due to the repeal of the federal corporate alternative minimum tax.

Liquidity and Capital Resources

      As of September 30, 2002, our cash, cash equivalents and short-term investments totaled $49.2 million, comprised of $35.4 million in cash and cash equivalents and $13.8 million in short-term investments. Our working capital amounted to approximately $29.5 million. For the first nine months of 2002, we used approximately $24.4 million in cash.

      We used cash of $16.4 million to fund operating activities during the first nine months of 2002 primarily due to our net loss, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related sales of our software products and services. In addition, accrued expenses decreased by $1.5 million due primarily to the payment of the remaining acquisition retention bonus amounts during the second quarter of 2002. These uses of cash to fund operating activities were partially offset by improved receivable collections of $4.0 million.

      We used cash in investing activities during the first nine months of 2002 totaling $7.2 million. Cash was primarily used to purchase capital equipment of approximately $4.9 million, which included investments in additional network infrastructure equipment and improvements to our new San Francisco headquarters. In addition, cash was used to purchase additional short-term investments of $4.1 million, and issue a cash security deposit of $3.0 million in support of a recently negotiated licensing agreement.

      During the second quarter, the Company acquired the remaining 60% ownership interest in its Japanese joint venture, Critical Path Pacific, Inc., for $3.0 million in cash and the assumption of $2.6 million in business restructuring and capital lease obligations. As a result of the acquisition, Critical Path recognized a net increase in cash, as the cash held on the books of the joint venture exceeded the cash portion of the purchase price by $4.5 million.

      We used cash in financing activities during the first nine months of 2002 of $865,000. Cash was principally used to retire $3.6 million in principal on capital lease obligations. This use of cash was partially offset by proceeds the Company received from the repayment of notes receivable from former officers and shareholders totaling $1.2 million, and $1.5 million from the sale of our common stock, primarily the result of stock option exercises.

      In May 2002, the Board of Directors approved a restructuring plan to further reduce our expense levels consistent with the then current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. During the second and third quarters of 2002, approximately $762,000 was charged against this accrual, primarily cash payments of severance related costs. The balance of the accrual at September 30, 2002, of approximately $777,000 is expected to be utilized by the end of this fiscal year.

      Our primary sources of capital have come from both debt and equity financings that have been completed by Critical Path over the past three years. Revenues generated from the sale of our products and services may not increase to a level that exceeds our operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. We also expect to experience increased operating expenses, including moderate increases in strategic areas, such as sales and marketing, and we anticipate that operating expenses and capital expenditures will constitute a material use of our cash. Accordingly, our cash flow from operations may continue to be negatively impacted. We believe that our cash, cash equivalents and anticipated cash from operations will be sufficient to maintain current and planned operations for at least the next twelve months.

      Additionally, we have no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies. We continually evaluate potential acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize our cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. As of the date of this Report, we are considering several alternatives to expand our presence in the Asian markets and potentially other international markets. These alternatives could increase liquidity through the infusion of investment capital by third-party investors or decrease our liquidity as a result of Critical Path seeking to fund expansion into these markets. Such activities might also cause an increase in capital expenditures and operating expenses.

Additional Factors That May Affect Future Operating Results

                  Due to our limited operating history, evolving business strategy and the nature of the messaging and directory infrastructure market, our future revenues are unpredictable, and our quarterly operating results may fluctuate.

      We cannot accurately forecast our revenues as a result of our limited operating history, evolving business strategy and the emerging nature of the Internet messaging infrastructure market. Forecasting is further complicated by rapid changes in our business due to integration of acquisitions we completed in 1999 and 2000, our recent strategic and operational restructuring, as well as significant fluctuations in license revenues as a percentage of total revenues from an insignificant percentage in 1999, to 38% in 2000, 30% in 2001 and 31% for the third quarter of 2002. Our revenues have in some quarters and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

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

      In addition to the factors set forth above, operating results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, we have incurred and expect to continue to incur substantial non-cash charges associated with the grant of stock options to employees and non-employees and the grant of warrants to investors and other parties with whom we have business relationships. These grants of options and warrants also may be dilutive to existing shareholders.

      In addition, our operating results have been affected and could continue to be impacted by the elimination of product or service offerings through termination, sale or other disposition. Future decisions to eliminate, revise or limit any other offerings of a product or service would involve other factors affecting operational results including the expenditure of capital, the realization of losses, further reductions in our workforce, facility consolidation or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

      As a result of the foregoing, we do not believe that period-to-period comparisons of operating results are a good indication of future performance. It is likely that operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to prove volatile and/or subject to further declines.

If we fail to improve our sales and marketing results, we may be unable to grow our business, which would negatively impact our operating results.

      Our ability to increase revenues will depend on our ability to continue to successfully recruit, train and retain experienced and effective sales and marketing personnel and to achieve results once employed with us. Competition for experienced and effctive personnel in certain markets is intense and we may not be able to hire and retain personnel with relevant experience. Moreover, our competitors frequently have larger and more established sales forces calling upon potential enterpise customers with more frequency. The complexity and implementation of our messaging and directory infrastructure products and services also require highly trained sales and marketing personnel to educate prospective customers regarding the use and benefits of our services. Current and prospective customers, in turn, must be able to educate their end-users. Any delays or difficulties encountered in our staffing and training efforts would impair our ability to attract new customers and enhance our relationships with existing customers, and ultimately, grow revenues. This would also adversely impact the timing and extent of our revenues from quarter to quarter and overall or could jeopardize sales altogether. Because we have experienced turnover in our sales force and have fewer resources than many of our competitors, our sales and marketing organizations may not be able to compete successfully against the sales and marketing organizations of our competitors. In addition, certain of our competitors have longer and closer relationships with the senior management of enterprise customers who decide whose technologies and solutions to deploy. If we do not successfully operate and grow our sales and marketing activities, our business and results of operations could suffer and the price of our common stock could continue to decline.

We have a history of losses, expect continuing losses and may never achieve profitability.

      As of September 30, 2002, we had an accumulated deficit, including other comprehensive income, of approximately $2.2 billion. We have not achieved profitability in any period and expect to continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. However, we will continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a negative effect on our operating results and our financial condition.

      In past quarters, we have spent heavily on technology and infrastructure development. We may continue to spend substantial financial and other resources to develop and introduce new end-to-end messaging and directory infrastructure solutions, and to improve our sales and marketing organizations, strategic relationships and operating infrastructure. We expect that our cost of revenues, sales and marketing expenses, general and administrative expenses, operations and customer support expenses and depreciation and amortization expenses could continue to increase in absolute dollars and may increase as a percent of revenues. In addition, in future periods we will continue to incur significant non-cash charges related to the ten acquisitions we completed in 1999 and 2000 and related stock-based compensation. If revenues do not correspondingly increase, our operating results and financial condition could be harmed. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We may never obtain sufficient revenues to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

We have experienced significant turnover of senior management and our executive management team has been together for a limited time, which could harm our business and operations.

      Throughout 2001 and 2002, we announced a series of changes in our management that included the departure of many senior executives and also made changes in our board of directors. A majority of the board of directors and senior executives of the Company joined us in 2001 and 2002. We have made additional changes in recent months to our senior management team due to a variety of factors. Because of these changes and recent recruitment, our management team has not worked together as a group for a significant length of time and may not be able to work together effectively to successfully execute on revenue goals, implement our strategies and manage our operations. If our management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have long-term employment agreements with any of our executive officers. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could harm our business and affect our ability to successfully implement our business objectives.

We depend on strategic relationships and the loss of any key strategic relationships could harm our business and negatively affect our revenues.

      We depend on strategic relationships to expand distribution channels and opportunities and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon aggressively marketing our services through new and existing strategic relationships. In the third quarter, we entered into certain partnership agreements in our hosted messaging business with the Hewlett-Packard Company for the development and marketing of a complete managed messaging solution. In coming quarters we will be investing heavily in this relationship and making changes in our operations, including outsourcing our data operations, to accommodate the integration of this partnership. To the extent this integration does not proceed as anticipated or the anticipated benefits of this partnership are not borne out, our business and results may be harmed. In addition, if service levels are not adequate in connection with the outsourcing of our data centers, our customers may terminate agreements and our business will suffer. We also depend on a broad acceptance of our software and outsourced messaging services on the part of potential resellers and partners and our acceptance as a supplier of outsourced messaging solutions. We also depend on joint marketing and product development through strategic relationships to achieve further market acceptance and brand recognition. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon 30 - 120 days notice. Most of the agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. In addition to strategic relationships, we also depend on the ability of our customers to aggressively sell and market our services to their end-users. If we lose any strategic relationships, fail to renew these agreements or relationships, fail to fully exploit our relationships, or fail to develop new strategic relationships, our business and financial results will suffer, and could have an adverse impact on our current and future revenues.

A limited number of customers account for a high percentage of our revenues and if we lose a major customer or are unable to attract new customers, revenues could decline.

      We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could harm our business. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon 30 - 120 days notice. In addition, a number of our customers, particularly for our hosted services business and in the technology industry, have also suffered from falling revenue, job losses, restructuring and decreased technology spending in the recent economic downturn. Especially in the telecommunications industry, which represents a sizeable portion of our customer base, the relative financial performance of our customers will continue to impact our sales cycles and ability to attract new business. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer could have an adverse impact on our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

      We believe that some of the competitive factors affecting the market for messaging and directory infrastructure solutions include:

•	breadth of platform features and functionality of our offerings and the sophistication, innovation of competitors’;

•	total cost of ownership and operation.

•	scalability, reliability and performance, and ease of integration into existing systems, expansion and upgrade;

•	flexibility to enable customers to manage certain aspects of their systems internally and leverage outsourced services in other cases when resources, costs and time to market reasons favor an outsourced offering; and

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

Our sales cycle is lengthy, has lengthened in recent quarters, and our results could be harmed by delays or cancellations in orders.

      Because we sell complex and sophisticated technology, our sales cycle, in particular with respect to our software solutions, can be long and unpredictable, often taking between two to twelve months. Because of the nature of our product and service offerings it can take many months of customer education and product evaluation before a purchase decision is made. In addition, many factors can influence the decision to purchase our product and service offerings including budgetary restraints and decreases in capital expenditures, quarterly fluctuations in operating results of customers and potential customers, the emerging and evolving nature of the internet-based services and wireless services markets. Furthermore, general global economic conditions, and weakness in global securities markets, continuing recessionary spending levels, and a protracted slowdown in technology spending in particular, have further lengthened and affected our sales cycle. Such factors have led to and could continue to lead to delays and postponements in purchasing decisions and in many cases cancellations of anticipated orders. Any delay or cancellation in sales of our products or services could cause our operating results to differ from those projected and cause our stock price to decline.

We may need to raise additional capital and to initiate other operational strategies that may dilute existing shareholders.

      We believe that existing capital resources will enable us to maintain current and planned operations through at least September 30, 2003. However, additional capital may be required to continue operations and achieve profitability. In addition, we may be required to raise additional funds due to unforeseen circumstances and market conditions. If our capital requirements vary materially from those currently planned, we may require additional financing even sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders. Additionally, we face a number of challenges in operating our business, including but not limited to the resources to maintain worldwide operations, continued sluggishness in technology spending, and significant contingent liabilities associated with litigation. In the event that resolution of these or other operational matters involve issuance of stock or other derivative instruments, our existing shareholders may experience significant dilution.

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

      The continued defense of the lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to some of these lawsuits could cause the price of our common stock to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of each of these lawsuits by settlement or otherwise, the size of any such payments, individually or in the aggregate, could seriously harm our financial condition. Many of the complaints associated with these lawsuits do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. While we maintain customary business insurance coverage, in some cases we have not set aside financial reserves relating to potential damages associated with some of these lawsuits.

Failure to resolve pending securities claims and other material lawsuits could significantly harm our business.

      Although the Company reached and the court approved settlement agreements in connection with the securities class action pending in the U.S. District Court for the Northern District of California, a number of plaintiffs associated with the acquisition of Peer Logic, Inc. opted out of such settlement. The case against the Company with respect to these plaintiffs continues in the Southern District of New York. In addition, the Company is a defendant in a number of securities class action lawsuits filed in the U.S. District Court for the Southern District of New York, alleging that prospectuses under which securities were sold contained false and misleading statements with respect to discounts and commissions received by underwriters. Should these lawsuits linger for a long period of time, whether resolved in the Company’s favor or not, or further lawsuits be filed against us there can be no assurance that fees and expenses, and any ultimate resolution associated with such litigation, will be within the coverage limits of our insurance and/or our ability to pay such amounts. Likewise, there can be no assurance that the Company will be able to conclude or settle such litigation on terms that coincide with the coverage limits of our insurance and/or ability to pay upon any final determination. A failure to definitively resolve material litigation in which the Company is involved or in which it may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to the prospects of the Company in the eyes of our customers, potential customers and investors, and cause the Company’s stock price to further decline.

Although concluded without monetary penalties to the Company, lingering effects of the recent SEC investigation could harm our business.

      In 2001, the SEC investigated the Company and certain of its former officers and directors related to non-specified accounting matters, financial reports, other public disclosures and trading activity in our stock. In February 2002, the SEC concluded the investigation as to the Company. Although the SEC did not impose any financial or criminal penalties against the Company, we consented, without admitting or denying liability, to a cease and desist order and an administrative order for violation of certain non-fraud provisions of the federal securities laws. In addition, since then the SEC and the Department of Justice charged five former employees of the Company with various violations of the securities laws. We believe that the investigation continues with respect to a number of other former executives and employees of the Company and expect that such investigation may result in further charges against former employees although we do not know the status of such investigation. Despite the conclusion of the investigation of the Company, lingering concerns about the actions leading up to the restatement of financials for the third quarter of 2000 have nevertheless cast doubt on the future of the Company in the eyes of customers and investors. In addition, a number of recent arrests, allegations and investigations in connection with accounting improprieties, insider trading and fraud at other public companies have created investor uncertainty and scrutiny in general as to the stability and veracity of public companies’ financial statements. Such lingering doubts stemming from the Company’s past accounting restatements and such general market uncertainty could harm our business and cause the price of our common stock to continue to fluctuate and/or decline further.

Our failure to carefully manage expenses and growth could cause our operating results to suffer.

      In the past, our management of operational expenses and the growth of our business have contributed to our history of losses. In addition, both the restructuring and expansion of our operations has in the past placed significant strains on managerial, operational and financial resources and affected our results. In addition, to manage any future growth and profitability we may need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to hire additional personnel including highly skilled sales personnel. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth and expenses effectively, our business and operating results could suffer. In addition, the Company continues to evaluate its operations and cost structure in order to right size its operations to its business and prospects. Any failure to appropriately manage efficiencies in its operations could cause harm to our business and results.

We may not be able to maintain our listing on The Nasdaq National Market and if we fail to do so, the price and liquidity of our common stock may decline.

      The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum closing bid price per share of $1. As of November 13, 2002 we were not in compliance with Nasdaq National Market minimum bid listing requirements and had not been in compliance since September 19, 2002. As of December 20, 2002, if our common stock price remains below $1.00 and in the event we are unable to take actions that result in per share closing bid price exceeding and remaining above $1.00 for a period of ten trading days, we may be subject to a delisting action of our common stock by The Nasdaq National Market. Also effective November 1, 2002, we need to comply with the Nasdaq National Market’s revised quantitative maintenance criteria including a new minimum requirement of $10.0 million in stockholders’ equity. The Nasdaq National Market’s Audit Committee Rules require that our audit committee be comprised of at least three independent members.

Although we believe that we currently comply with this requirement and other Nasdaq National Marketplace Rules, recent amendments to such rules may involve changes to listing requirements and the membership of our Board committees, and will require review and potential changes in our policies, procedures and committee memberships to remain in compliance. As a result, the Company is currently evaluating its compliance with rule changes to ensure future compliance with proposed, and amended rules. However, there can be no assurance that we will be able to comply with the quantitative maintenance criteria or any of the Nasdaq National Market’s listing requirements or other rules, or other markets listing requirements to the extent our stock is listed elsewhere, in the future.

      If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely further decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

Our stock price has demonstrated volatility and overall declines during recent quarters and continued volatility in the stock market may cause further fluctuations and/or decline in our stock price.

      The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the third quarter of 2002, the closing sale prices of our common stock on the Nasdaq National Market ranged from $1.15 on August 1, 2002 to $0.56 on September 23, 2002. The closing price of our stock on September 30, 2002 was $0.63 per share. Our stock price may further decline or fluctuate in response to any number of factors and events, such as announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

Limitations of our director and officer liability insurance may harm our business.

      Our liability insurance for actions taken by officers and directors during the period from March 1999 to March 2001, the period during which events related to securities class action lawsuits against us and certain of former executive officers are alleged to have occurred, provided only limited liability protection. While these policies covered the settlement amount paid in connection with the settlement of the primary securities class action, there can be no assurance that the policies will continue to cover other pending matters and related expenses from that period or future periods. If these policies do not adequately cover our expenses related to those lawsuits and the investigation, our business and financial condition could be seriously harmed. Our current director and officer liability insurance, which was put in place in March 2002, and continues through March 2003, contains similar provisions, and in the event circumstances arise requiring coverage by such policies there can be no assurance that they will be adequate for the liabilities and expenses potentially incurred. To the extent liabilities, expenses, or settlements thereof, exceed the limitations of coverage, our business and financial condition could be materially harmed.

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

      The loss of the services of key personnel could harm our business results. Our success also depends on our ability to recruit, retain and motivate highly skilled sales and marketing, operational, technical and managerial personnel. Competition for these people is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to do so, we may be unable to develop new services or continue to provide a high level of customer service, which could result in the loss of customers and revenues. In addition, volatility and declines in our stock price may also affect our ability to retain key personnel, all of whom have been granted stock-based incentive compensation. In recent quarters we have also initiated reductions in our work force and job eliminations to balance the size of our employee base with anticipated revenue levels. Reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and provide distractions affecting our ability to deliver products and solutions in a timely fashion and provide a high level of customer service and support.

      We do not have long-term employment agreements with any of our key personnel. In addition, we do not maintain key person life insurance on our employees and have no plans to do so. The loss of the services of one or more of our current key personnel could harm our business and affect our ability to successfully implement our business objectives.

If we are not successful in implementing strategic plans for our operations, our business could be negatively impacted.

      During 2001, we reorganized our product and service offerings around a group of core products deemed most imperative to our ability to serve the messaging and directory infrastructure market. Implementation of the plan occurred in the latter half of 2001 and, accordingly, products and services determined to be non-core to our strategy were exited. As a result, revenue from non-core products and services comprising approximately 37% of total revenues in the first quarter of 2001 declined to approximately 3% of total revenues in the fourth quarter of 2001 and to none in 2002. Our strategic plan also included initiatives aimed at reducing operating costs through headcount reduction and consolidation of approximately two-thirds of our office space and related contracts and leases, all in keeping with our increased focus on core messaging products and services. During the fourth quarter of 2001 we incurred additional charges in connection with previously announced reductions in force and were able to finalize the consolidation of additional facilities and related contracts and expenses associated with those facilities. In 2002, we have incurred a number of restructuring charges related to the right-sizing of our business given market conditions and the current operating environment. These efforts included additional facilities and equipment lease terminations, continuing expense management and headcount reductions. We expect to continue to make determinations about the strategic future of our business and operations and our ability to execute on such plans effectively and to make such determinations prudently could affect our future operations. A failure to successfully execute on such plans and to plan appropriately could negatively effect our business and financial condition.

We may face continued technical, operational and strategic challenges preventing us from successfully integrating or divesting acquired businesses.

      Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. In addition, in connection with our strategic restructuring, the Company elected to divest or discontinue many of the acquired businesses. Both the integration and divestiture of acquired businesses have been and will continue to be complex, time consuming and expensive processes, which may disrupt and distract our management from its core business. With respect to integration, we must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. With respect to the divestitures, the timing and transition of those businesses and their customers to other entities has required and will continue to require resources from our legal, finance and corporate development teams as well as expenses associated with the conclusion of those transactions, winding up of entities and businesses and we may not ultimately achieve anticipated benefits and/or cost reductions from such divestitures.

      In the past, due to the significant underperformance of some of our acquisitions relative to expectations, we eliminated certain acquired product or service offerings through termination, sale or other disposition. Such decisions to eliminate or limit our offering of an acquired product or service involved and could continue to include the expenditure of capital, the realization of losses, further reduction in workforce, facility consolidation, and/or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

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

      Finally, the Company faces increased regulatory scrutiny and criminal liability for its executives associated with various accounting and corporate governance rules promulgated under the Sarbanes-Oxley Act of 2002. The Company is currently reviewing all of its accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to its relationships with its independent accountants, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and loan practices, and intends to fully comply with such laws. Nevertheless, such increased scrutiny and penalties involve risks to both the Company and its executive officers and directors in monitoring and insuring compliance. A failure to properly navigate the legal disclosure environment and implement appropriate policies and procedures if needed could harm the Company’s business and prospects.

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

If we do not successfully address the risks inherent in the conduct of our international operations, our business could suffer.

      We derived 57% of our revenues from international sales in the first three quarters of 2002 and 40% of our revenues from international sales in the first three quarters of 2001. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. In particular, we have recently purchased the remaining interests of our joint venture partners for our operations in Japan. We plan to expend revenues and resources to grow our operations in the Asian market. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

      During 2000 and 2001, California experienced a serious energy crisis that could have and may in the future disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on several occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply or the power supply of any of our customers, we, or our customers, may be temporarily unable to operate. Any interruption in our ability to continue operations or great increase in the cost of doing business could delay the development of or interfere with the sales of our products. Future interruptions could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Any interruption in the ability of our customers to continue their operations, could harm their business, and ultimately could also harm our business if they were to terminate or fail to renew contracts. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of blackouts, and any losses or damages we incur could harm our business. Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase dramatically. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and many employees are based in California.

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

SUPPLEMENTAL ALTERNATIVE MEASUREMENT FINANCIAL DATA

      The following supplemental alternative measurement financial information presents Critical Path’s condensed consolidated results of operations during the three and nine-month periods ended September 30, 2001 and 2002, excluding the impact of certain special charges consisting of (i) amortization of intangible assets associated with purchase business combinations and financing transactions, (ii) accruals for employee retention bonuses associated with purchase business combinations, (iii) stock-based compensation associated with outstanding options and warrants, (iv) one-time charges related to restructuring initiatives, (v) write-down of investments, (vi) impairment of long-lived assets, (vii) extraordinary gains on retirement of convertible subordinated notes, (viii) gain (loss) on adjustment to market of the preferred stock instrument, and (ix) accretion on redeemable convertible preferred shares. This supplemental presentation is for informational purposes only, and is not intended to replace the consolidated operating results prepared and presented in accordance with generally accepted accounting principles.

Critical Path, Inc.

Alternative Measurement Condensed Consolidated Statements of Operations Data

Excluding Special Charges

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2002	2001	2002

	(In thousands, except per share amounts)

		(Unaudited)
Net revenues
Software license	$7,724	$5,929	$22,187	$27,740
Hosted messaging	10,000	6,461	35,580	19,007
Professional services	4,206	3,053	10,523	7,635
Maintenance and support	4,857	3,725	12,725	10,917

Total net revenues	26,787	19,168	81,015	65,299

Cost of net revenues
Software license	517	563	934	1,436
Hosted messaging	13,982	7,448	49,360	22,835
Professional services	2,565	2,393	8,125	7,002
Maintenance and support	2,837	2,222	7,837	6,549

Total cost of net revenues	19,901	12,626	66,256	37,822

Gross profit	6,886	6,542	14,759	27,477

Operating expenses
Sales and marketing	11,018	10,945	45,424	33,262
Research and development	7,322	5,154	25,589	15,329
General and administrative	9,447	5,362	34,485	18,336

Total operating expenses	27,787	21,461	105,498	66,927

Loss from operations	(20,901)	(14,919)	(90,739)	(39,450)
Interest and other income (expense), net	178	767	5,498	1,461
Interest expense	(3,829)	(671)	(14,191)	(1,906)
Equity in net loss of joint venture	(346)	—	(1,519)	(1,408)

Loss before income taxes	(24,898)	(14,823)	(100,951)	(41,303)
Provision for income taxes	(2,180)	(234)	(3,673)	(255)

Net loss	$(27,078)	$(15,057)	$(104,624)	$(41,558)

Net loss per share — basic and diluted	$(0.36)	$(0.19)	$(1.42)	$(0.54)

Weighted average shares — basic and diluted	74,492	78,265	73,472	77,523
EBITDA(1)	$(10,319)	$(8,198)	$(57,645)	$(17,547)

(1)	Earnings before interest, taxes, depreciation and amortization, equity in net loss of joint venture and one-time charges identified in the following table. EBITDA is calculated by excluding from loss from operations depreciation expense of approximately $10.6 million and $33.1 million for the three and nine-month periods ended September 30, 2001, and depreciation expense of $6.7 million and $21.9 million for the three and nine-month periods ended September 30, 2002.

      The following table reconciles the alternative measurement financial data presented above to the consolidated operating results prepared and presented in accordance with generally accepted accounting principles (“GAAP”).

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2002	2001	2002

		(Unaudited)
Supplemental alternative measurement net loss	$(27,078)	$(15,057)	$(104,624)	$(41,558)
Amounts excluded from alternative measurement net loss
Amortization of purchased technology	(4,970)	(4,631)	(16,314)	(13,892)
Amortization of intangible assets	(7,318)	(6,209)	(25,229)	(18,567)
Acquisition-related retention bonuses in Operating expenses	(92)	—	(1,055)	(11)
Restructuring expense	(3,779)	—	(12,260)	(1,539)
Impairment of long-lived assets		—	(14,198)	—
Stock-based expense in cost of revenue	(631)	(255)	(3,403)	(1,090)
Stock-based expense in operating expenses	(6,453)	(951)	(27,461)	(8,319)
Amortization of debt issuance costs in non-operating expense	—	(69)	(20)	(350)
Loss on investments in non-operating expense	—	—	(702)	(104)
Gain on retirement of convertible subordinated notes	137,222	—	141,040	—
Preferred stock instrument marked to market	—	1,160	—	(2,160)

Subtotal of amounts excluded from alternative measurement net loss	113,979	(10,955)	40,398	(46,032)

GAAP net income (loss)	86,901	(26,012)	(64,226)	(87,590)
Accretion on redeemable convertible preferred shares	—	(3,600)	—	(10,067)

GAAP net income (loss) attributable to common shares	$86,901	$(29,612)	$(64,226)	$(97,657)

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      As of September 30, 2002, our investment portfolio consisted of available-for-sale securities, excluding those classified as cash equivalents, of $15.5 million. These securities consist of $1.7 million of strategic equity investments in corporate partners, certain of which are publicly traded and marketable and certain of which are privately held and $13.8 million of high grade, low risk government securities and corporate bonds. These equity securities are subject to price risk. Critical Path’s long-term obligations consist of our $38.4 million of face value 5.75% Convertible Subordinated Notes due April 2005, and certain fixed rate capital leases. We do not plan to reduce or eliminate our market exposure on these securities.

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

Item 4.     Controls and Procedures

      (a) Evaluation of Controls and Procedures. Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

      (b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of Critical Path, Inc.

      We have reviewed the accompanying condensed consolidated balance sheet of Critical Path, Inc. and its subsidiaries as of September 30, 2002 and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

November 5, 2002

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

      Securities Action in Southern District of New York. On April 30, 2002, MBCP PeerLogic LLC and other named plaintiffs filed suit in the U.S. District Court for the Southern District of New York against Critical Path and certain of its former officers. In June 2002, the plaintiff shareholders opted out of a shareholder litigation settlement that was approved by the U.S. District Court for the Northern District of California. The complaint alleged breach of contract, unjust enrichment, common law fraud and violations of federal securities laws and seeks compensatory and punitive damages in an unnamed amount but in excess of $200 million. Litigation in this matter is ongoing. The Company filed a motion to have the case transferred to the Northern District of California and is awaiting the court’s review of such motion.

      Securities and Exchange Commission Investigation. In 2001, the Securities and Exchange Commission (the “SEC”) investigated the Company and certain former officers, employees and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The SEC concluded its investigation of the Company in January 2002 with no imposition of fines or penalties and, without admitting or denying liability, the Company consented to a cease and desist order and an administrative order as to violation of certain non-fraud provisions of the federal securities laws. The investigation has also thus far resulted in charges being filed against five former officers and employees of the Company. We believe that the investigation of former officers and employees of the Company continues; while the Company continues to fully cooperate with any requests with respect to such investigation, we do not know the status of such investigation.

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California and in the U.S. District Court for the Northern District of California. The derivative complaints alleged that certain of the Company’s former officers and directors breached their fiduciary duties, engaged in abuses of control, were unjustly enriched by sales of the Company’s common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. The Company is currently working with plaintiffs’ counsel to finalize the settlement of this matter.

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

      Lease Dispute. In July 2000, PeerLogic, Inc. signed a lease for office space in San Francisco, California. In December 2000, we acquired PeerLogic as a wholly-owned subsidiary. After review, we determined that local zoning laws likely prohibited a business such as the Company or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The Zoning Administrator determined that the Company’s proposed use of the leased premises was not permitted, but the landlord appealed this determination and prevailed before the San

Francisco Board of Appeals. The Company requested a rehearing on the matter, which the Board of Appeals denied. In April 2002, the landlord filed suit in San Francisco Superior Court against the Company alleging, among other things, breach of the lease. In its complaint, the landlord sought unspecified compensatory damages for back rent, attorneys’ fees, treble damages under relevant statutes, and unspecified punitive damages. A number of the plaintiff’s claims of damages were struck by the court in response to the Company’s motion to strike. The plaintiff submitted an amended complaint in September 2002 and a hearing is scheduled on the Company’s motion to strike in November 2002. In July 2002, the Company filed a separate Petition for Writ of Administrative Mandamus with the San Francisco Superior Court, requesting that the Board of Appeals’ decision be reversed and/or remanded for rehearing by the Board, with instructions from the Court. Litigation in this matter is ongoing.

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

Item 6.     Exhibits and Report on Form 8-K

(a) Exhibits

10.1	Consulting agreement dated as of August 12, 2002 by and between Registrant and R.B. Webber & Company, Inc.
10.2	Letter agreement for consulting services dated as of August 27, 2002 by and between Registrant and The Cohen Group
10.3	Separation Agreement and Release dated as of October 16, 2002 by and between Registrant and Pierre Van Beneden
15.1	Letter of PricewaterhouseCoopers LLP on Unaudited Interim Financial Information
99.1	Certification of Chief Executive Officer of the Registrant
99.2	Certification of Chief Financial Officer of the Registrant

(b) Report on Form 8-K

      None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL PATH, INC.

By:	/s/ LAUREEN DEBUONO

Laureen DeBuono
Executive Vice President,
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: November 14, 2002

CERTIFICATIONS

      I, William E. McGlashan, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Critical Path, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ WILLIAM E. MCGLASHAN, JR.

William E. McGlashan, Jr.
Chief Executive Officer

      I, Laureen DeBuono, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Critical Path, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/C/ LAUREEN DEBUONO

Laureen DeBuono
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

10.1	Consulting agreement dated as of August 12, 2002 by and between Registrant and R.B. Webber & Company, Inc.
10.2	Letter agreement for consulting services dated as of August 27, 2002 by and between Registrant and The Cohen Group
10.3	Separation Agreement and Release dated as of October 16, 2002 by and between Registrant and Pierre Van Beneden
15.1	Letter of PricewaterhouseCoopers LLP on Unaudited Interim Financial Information
99.1	Certification of Chief Executive Officer of the Registrant
99.2	Certification of Chief Financial Officer of the Registrant

*	See Exhibit Index attached hereto, which is incorporated herein by reference.