Form 10-K
period 2002-12-31
CRITICAL PATH INC
filed 2003-03-31
CIK 1060801

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number: 000-25331

CRITICAL PATH, INC.

(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	911788300 (I.R.S. Employer Identification Number)

350 The Embarcadero San Francisco, California (address of principal executive offices)	94105 (zip code)

Registrant’s telephone number, including area code: (415) 541-2500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Series C

Participating Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes ☒     No ☐

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $77,690,340 as of June 28, 2002, based on the closing price of the Common Stock as reported on the Nasdaq National Market for that date.

      There were 80,142,745 shares of the Registrant’s Common Stock issued and outstanding on March 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10 (as to Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 and 13 of Part III incorporate by reference information from Critical Path, Inc.’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission, in connection with the solicitation of proxies for the 2003 Annual Meeting of Shareholders scheduled to be held on May 29, 2003.

PART I
Item 1.Business
Item 2.Properties
Item 3.Legal Proceedings
Item 4.Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters
Item 6.Selected Financial Data
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Item 8.Financial Statements and Supplemental Data
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10.Directors and Executive Officers of the Registrant
Item 11.Executive Compensation
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.Certain Relationships and Related Party Transactions
Item 14.Controls and Procedures
PART IV
Item 15.Exhibits, Financial Statement Schedules and Reports on Form 8-K
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.35
Exhibit 10.36
Exhibit 10.38
Exhibit 21.1
Exhibit 23.1
Exhibit 99.1
Exhibit 99.2

CRITICAL PATH, INC.

PART I

Item 1. Business

      This Annual Report and the following disclosure contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and global sales efforts, the anticipated benefits of our strategic alliances, growth of our competition, our ability to compete, investments in product development, the adequacy of our current facilities, our litigation strategy, use of future earnings, the features, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense reduction, anticipated effects of restructuring and retirement of debt, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, difficulties of forecasting future results due to our limited operating history, failure to meet sales and revenue forecasts, evolving business strategy and the emerging nature of the market for our products and services, finalization of pending class action, derivative or other litigation, turnover within and integration of senior management, board of directors members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which we do business, risks associated with our international operations, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, risks associated with an inability to maintain continued compliance with Nasdaq National Market listing requirements and delisting actions by such market, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That May Affect Future Operating Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward- looking statements to reflect events or circumstances after the date of this filing.

      All references to “Critical Path,” “we,” “our,” or the “Company” mean Critical Path, Inc. and its subsidiaries, except where it is clear from the context that such terms mean only the parent company and excludes subsidiaries.

      This Annual Report on Form 10-K includes numerous trademarks and registered trademarks of Critical Path. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

Company Overview

      Critical Path delivers digital communications software and services that enable enterprises, government agencies, wireless carriers, and service providers to rapidly deploy highly scalable solutions for messaging and identity management. Built upon an open, extensible software platform, these solutions help organizations expand the range of digital communications services they provide, while frequently reducing overall costs. Our messaging solutions, which are available both as licensed software and as hosted services, provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. This integration can provide new revenue opportunities for carriers and service providers and enables them to attract new subscribers, drive more usage, and retain subscribers longer. For enterprises and governments, our solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates, and help reduce the cost and effort of deploying modern messaging services to distributed organizations, mobile users, deskless workers, suppliers, and customers.

      We were incorporated in California in 1997. Our principal executive offices are located at 350 The Embarcadero, San Francisco, California 94105-1204. Our telephone number is (415) 541-2500 and our website is located at www.criticalpath.net. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available, free of charge and as soon as practicable, through our website, our annual reports, quarterly reports, reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

Recent Developments

      Restructuring Actions. In May 2002, we approved a restructuring plan to reduce our expense levels to be consistent with the then current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs.

      Most recently, in January 2003, we announced a restructuring initiative designed to further reduce our expense levels in an effort to achieve operating profitability assuming little revenue growth. The cost-reduction plan targets a reduction in operating expenses, excluding special charges, amortization and depreciation, of approximately $22 million annually. Quarterly operating expenses, excluding special charges, amortization and depreciation are targeted to be approximately $21 million to $22 million by mid-year 2003. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction is partially offset by outsourcing approximately 75 positions to lower cost service providers. We anticipate an aggregate charge of approximately $7.5 million resulting from the cost reduction plan, inclusive of cash and non-cash expenses. We expect to incur the charge through the first half of 2003.

      Nasdaq Stock Market De-Listing Proceedings. On December 30, 2002, we announced that we had received notification from the Nasdaq National Market that we were out of compliance with the minimum bid price requirement of $1.00 a share set forth in Marketplace Rule 4450(a)(5) for the continued listing of its common stock on the Nasdaq National Market and that we had requested a hearing on the matter before the Nasdaq Listing Qualifications Panel. On January 30, 2003, we appeared before the panel to present a plan to re-establish compliance. In advance of the hearing, our board of directors approved a resolution to solicit shareholder approval for a reverse stock split of our common stock if needed, and we filed a preliminary proxy statement in anticipation of such action. Shortly thereafter, the Nasdaq Stock Market announced proposed rules changes providing for longer time periods for both delisting actions related to minimum bid price and for regaining compliance for continued listing. As a result of the hearing and recent rules changes proposed by Nasdaq, we have been granted additional time to regain compliance with the minimum bid price listing requirements pending review and approval of the rules by the SEC.

      Management and Board Changes. In May 2002, David Hayden resigned as executive chairman and as a director. Following the resignation of Mr. Hayden, William McGlashan, Jr., our chief executive officer and a member of our board of directors, was named chairman of the board in June 2002. Later in June 2002, Klaus Esser, a general partner at private equity firm General Atlantic Partners and former chairman of Mannesmann AG, was appointed to our board of directors to fill the vacancy created by Mr. Hayden’s departure. In July 2002, William S. Cohen, former United States Secretary of Defense, joined our board of directors to fill the other remaining vacancy. In October 2002, Pierre Van Beneden terminated his employment as our president and Robert Allen Shipp was hired as his successor. In February 2003, Laureen DeBuono stepped down as our chief financial officer and Paul Bartlett, formerly our executive vice president of corporate development, was appointed as her successor. Also in February 2003, Mr. Esser resigned from our board of directors. That director vacancy was filled by the appointment of Wm. Christopher Gorog, chairman, president and chief executive officer of Roxio, Inc., in March 2003.

      Global Messaging Alliance Formed with the Hewlett-Packard Company. In October 2002, we announced the formation of a global managed messaging service alliance with HP, in which we will outsource our data center operations to HP and jointly market a new managed messaging service. As part of the alliance, we will continue to provide messaging applications management services and product development, with both companies marketing and selling the hosted messaging service and providing integration services. Both companies began offering the new managed messaging service during the first quarter of 2003 with the data center migrations expected to be completed by the end of the second quarter of 2003.

      Acquisition of Japanese Joint Venture. On June 6, 2002, we acquired the remaining 60% ownership interest in our Japanese joint venture from Mitsui and Co. Ltd., NTT Communications Corporation and NEC Corporation for $3.0 million in cash and the assumption of $2.6 million in business restructuring and capital lease obligations. Following the acquisition, we began including the financial results of this new wholly-owned subsidiary, Critical Path Japan, in our own consolidated results.

      Securities Class Action and Shareholder Derivative Litigation in Northern District of California. Beginning on February 2, 2001, a number of securities class action complaints were filed against us, and certain of our current and former officers and directors in the United States District Court for the Northern District of California. The complaints were filed as purported class actions by individuals who allege that they purchased our common stock during a purported class period and sought an unspecified amount in damages; the alleged class periods varied among the complaints. The complaints were consolidated into a single action which alleged that, during the period from September 26, 2000 to February 1, 2001, Critical Path and certain of our former officers made false or misleading statements of material fact about our financial statements, including our revenues, revenue recognition policies, business operations and prospects for the year 2000 and beyond. In addition, on September 24, 2001, certain former shareholders of PeerLogic, Inc. filed a putative class action in the Superior Court of the State of California alleging that Critical Path breached representations and warranties made in connection with the acquisition of PeerLogic. The complaint sought an unspecified amount in damages. We subsequently removed the PeerLogic action to the United States District Court for the Northern District of California. On November 8, 2001, we announced that we had reached an agreement to settle the principal class action cases. In February 2002, the court gave preliminary approval to the settlement of the principal class action litigation. In June 2002, the court entered its final approval of the settlement. In connection with the settlement, we agreed to issue warrants to purchase up to 850,000 shares of common stock at $10.00 per share, and recorded a change of $697,000 to operating expense related to the fair value of these warrants. We are currently finalizing the terms of the settlement of the derivative litigation associated with the same period. PeerLogic shareholders who opted out of the settlement have alleged damages in excess of $200 million and litigation is ongoing with respect to these claims.

      Securities and Exchange Commission Investigation. In 2001, the Securities and Exchange Commission (SEC) investigated us and certain of our former officers, employees and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in our securities. The SEC concluded its investigation of us in January 2002 with no imposition of fines or penalties and, without admitting or denying liability, we consented to a cease and desist order and an administrative order as to violation of certain non-fraud provisions of the federal securities laws. The investigation has resulted in charges being filed against four of our former officers and employees. We believe that investigation and potential prosecution of former officers and employees may continue; and while we continue to fully cooperate with any requests with respect to such investigation, we do not know the status of such investigation.

Critical Path’s Business

Market Overview

      We believe digital communications, email, text messaging, instant messaging, collaborative calendaring, online document sharing, and multimedia have become mission-critical tools in today’s business environment. In many enterprises, employees from corporate offices through retail branches and factory floors receive company communications electronically. Distributed and virtual organizations are increasingly looking to online technologies to share information among employees, suppliers, partners, and customers in order to streamline operations and cut costs. Families are increasingly staying in touch with pictures and letters, sent not on paper but through email. Mobile phones and wireless personal data assistants are converging, opening potential opportunities for instant access to information and services whether someone is at home, in the office, or half-way around the world.

      Making it easier for people to manage time, relationships and resources can have a significant impact on increasing the demand for digital communications. Consumers and business users are beginning to see the benefits of being able to access their key information and applications from anywhere at anytime, whether it is by phone, wireless device, over the web, or from a desktop computer. However, taking advantage of the opportunities this presents can be challenging. We believe new approaches are required to keep services coordinated and manage who has access to these services and to all of the other applications, databases and systems required in today’s information technology environments. We believe consumers, businesses, government agencies, and telecommunications companies are all looking for ways to do more with less, leverage expertise in and outside of the organization, and to use advanced communications and management tools to make things easier.

      For wireless carriers and service providers, these new opportunities can come at a time when existing services are rapidly becoming commodities and heavy spending on new infrastructure has yet to pay off. To reverse shrinking margins, telecommunications companies are searching for ways to boost average revenue per user, attract and retain subscribers, and cut deployment costs. For many, this means moving beyond basic consumer connectivity to offer richer, more differentiated services that take advantage of existing networks. In addition, demand from small- to medium-sized businesses for immediately effective communications offerings is providing opportunities for carriers and service providers to diversify into new markets.

      We believe large enterprises are faced with similar needs to deliver a broader range of communications and information services while driving down the cost of operating such services and ensuring that privacy and security are maintained. Many organizations are discovering that traditional groupware, which is oriented towards concentrated workgroups of a desktop users who all need the same capabilities, lacks the scalability, flexibility, and ease of customization and integration with existing systems desired in today’s more mobile and distributed environment.

      Providing access to information, including messaging, that crosses internal as well as external organizational boundaries often depends upon having accurate, reliable information about each user’s identity, preferences, and rights to particularly resources. However, such information is usually scattered throughout disparate data systems, making it difficult to keep up-to-date. We believe that consolidating and integrating this data not only makes it easier to deliver advanced messaging and information services, but also plays a key role in reducing costs of operations, freeing up helpdesk and IT resources for other projects, and putting in place more reliable data security, enforcement, and compliance procedures.

Critical Path’s Solutions and Products

      We deliver digital communications software and services that are designed to enable enterprises, government agencies, wireless carriers, and service providers to rapidly deploy highly scalable solutions for messaging and identity management. Built upon an open, extensible software platform, these solutions help organizations expand the range of digital communications services they provide, while frequently reducing overall costs. Our messaging solutions, which are available both as licensed software and as hosted services, provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. This integration can provide new revenue opportunities for carriers and service providers designed to enable them to attract new subscribers, drive more usage, and retain subscribers longer. For enterprises and governments, our solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable easier compliance with new regulatory mandates, and help reduce the cost and effort of deploying modern messaging services to distributed organizations, mobile users, deskless workers, suppliers and customers.

      Our modular, standards-based messaging software provides integrated, customizable services and rich applications that are accessible from a broad range of client devices. We design our software to integrate easily with current and future environments that can simplify and accelerate deployment and protect investments.

With high scalability and reliability that has succeeded in many of the most demanding carrier, government and enterprise environments around the globe, our messaging solutions can enable organizations to take greater advantage of existing hardware, leverage in-house and third-party communications applications, use less storage space, and consume fewer helpdesk and IT resources.

      Our messaging solutions take advantage of our industry-leading identity management technology to help reduce costs of operations by allowing class of service data, single sign-on passwords, personalized user preferences and other user information to be stored in a centralized profiles for efficient use and administration. This allows service levels and branding to be customized to the needs of particular groups of users, new services to be added incrementally, and user information to be integrated with third-party applications, databases and reporting systems.

      Our identity management solutions are designed to extend these benefits of lower helpdesk costs, increased security and easier implementation of regulatory compliance to an organization’s applications, databases, directories and systems. Identity data, such as names, user ids, passwords, email addresses and phone numbers, that are scattered throughout disparate data systems in an organization are consolidated according to highly customizable business rules into a consistent, accurate profile of each user. Then, using customer-specified policies, appropriate portions of this clean identity data are automatically distributed to all applications and systems that depend upon having accurate, up-to-date information about each user. This reduces the need for manual processes, reducing errors and delays that can add costs and make organizations less secure.

     Flexible Deployment Options – Licensed Software and Hosted Services

      In addition to providing licensed software for installation on customers’ premises, we also offer our messaging solutions as hosted services. This is intended to allow our customers the ability to deploy our solutions in a manner best suited for their needs. Our licensed software and professional consultants enable customers to integrate our products into their other applications and systems and offer a wide range of options for customization.

      Our hosted services, delivered and managed in conjunction with the Hewlett-Packard Company, are designed to enable customers to outsource implementation and operation to proven messaging experts. This can allow information technology staff to focus on other efforts, reduce upfront expenses and accelerate deployments as well as provide heightened levels of service at a predictable monthly cost. Our hosted services can also be used as a backup for internal mail systems, enabling rapid restoration of mission-critical email connectivity in the event of a failure of a primary mail system.

     Messaging Solutions for Wireless Carriers and Service Providers

      Our messaging solutions, available both as licensed software and as hosted services, enable carriers and service providers to market a wide breadth of integrated and messaging services that can increase revenues from consumers and business users. Our customizable messaging applications can be accessed from a wide variety of devices, providing differentiation that helps attract new subscribers, drive additional voice and data traffic, boost average revenue per user, and increase loyalty and retention. Extensive interfaces for integrating with third-party applications and systems help protect existing investments and allow for easier adaptation to future needs. In addition, as a result of scalability and reliability as well as streamlined account manageability, our messaging solutions help carriers and service providers cut both capital and operating costs.

      The following is a list of our messaging applications and services:

•	Email – Provides reliable email services that are accessible via wireless devices, the web, and desktop email clients such as Microsoft® Outlook®. Proven in deployments by many major carriers and service providers around the world, including several with installations serving more than 10 million subscribers, we are recognized for scalability and reliability, advanced functionality and integrated anti-virus/anti-spam protection.

•	Mobile Messaging – Assists wireless carriers to create new revenue opportunities and higher volumes of traffic through integrated email, text messaging, instant messaging and notification services, all accessible via wireless, web and voice-enabled devices as well as standards-based desktop clients. Allows premium services to be delivered over SMS and WAP Push, including rich content, weather, sports, games and high-volume interactive voting.

•	Personal Information Management – Allows both carriers and service providers to deliver an integrated suite of personal information services including email, calendar, address book, alerts and file sharing via wireless, voice, web and desktop clients. Centralizes and synchronizes personal data across applications and devices to accelerate and simplify deployments, drive usage and consumption of data traffic, increase loyalty and reduce customer churn.

•	Premium Multimedia Messaging Service (MMS) Enhancements – Allows wireless carriers to extend MMS solutions from our strategic alliances to stimulate higher consumption of data-intensive media, generate greater demand by exposing MMS media to potential new subscribers over the Internet, and improve quality of service. Provides key technology components required for multimedia messaging, including a highly scalable messaging server, centralized address book and sharable multimedia file storage.

•	Unified Communications – Allows wireless carriers and service providers to offer premium services that combine our rich digital messaging applications with voicemail and faxmail from other companies with whom we have strategic alliances. Provide highly scalable, centralized message store for all types of messages that support customizable classes of service and allows easy integration of third-party services with our broad family of messaging and identity management solutions.

•	Hosted Messaging – Allows carriers and service providers to offer consumer and business subscribers an extensive suite of messaging services, including email, calendaring, centralized address books, shared files, dynamic alerts and synchronization, with minimal capital expenses or deployment difficulties. Delivered in concert with Hewlett Packard, we combine our effective messaging technology with HP’s experience in world-class infrastructure services to deliver reliable and secure messaging services that offer full customization of branding and selection from a wide range of options. Predictable monthly costs, reliability and professional billing, provisioning and reporting provide hassle-free operations that scale smoothly as the number and needs of subscribers grow.

     Messaging Solutions for Enterprises and Governments

      Our messaging solutions for enterprises and governments, available both as licensed software and as hosted services, can provide a flexible, modern foundation for delivering rich, collaborative messaging services to mobile and distributed workforces at lower cost of ownership than traditional groupware. Our software works in conjunction with existing on-premise messaging systems, allowing organizations to provide the most appropriate level of service and functionality to each set of users while reducing administrative burdens and overall costs. In addition, with built-in support for portal integration, our messaging solutions help organizations extend communications beyond corporate walls to strengthen relationships with customers and partners.

      The following is a list of our messaging solutions for enterprises and governments:

•	Enterprise Messaging Suite – Allows enterprises and governments potentially to reduce overall messaging costs and extend messaging capabilities to remote and geographically dispersed employees, as well as to business partners, suppliers and customers. This suite is designed to provide a streamlined, integrated platform for strategic messaging and collaboration services, such as mobile access, portal integration and web services. Includes integrated email, centralized address books, calendaring, file sharing, dynamic alerts, and synchronization accessible via traditional standards-based desktop clients, wireless devices, voice systems and web browsers. Interoperates with existing messaging systems, allowing incremental deployment and ensuring that each group of users is provided the most appropriate set of features at the lowest cost.

•	Managed Messaging – Allows enterprises and governments to offer users an extensive suite of messaging services, including email, calendaring, centralized address books, shared files, dynamic alerts and synchronization, that co-exist and interoperate with existing messaging systems. This allows messaging to be extended quickly and easily to underserved users and to geographically distributed groups with minimal capital expenses or deployment headaches. Delivered in concert with HP, we combine our effective messaging technology with HP’s experience in world-class infrastructure services to deliver reliable and secure messaging services that offer full customization of branding and selection from a wide range of options. Predictable monthly costs, 24x7 reliability and professional billing, provisioning and reporting enable hassle-free operations that scale smoothly as the number and needs of users grow. Our Managed Messaging solution can also be used as a backup for internal email systems, providing rapid restoration and disaster recovery in the event of a primary systems failure.

     Identity Management Solutions for Enterprises, Governments, Carriers and Service Providers

      Our identity management solutions assist enterprises, governments, carriers and service providers in reducing information technology helpdesk and operational costs, provide a foundation for robust security infrastructure and simplify regulatory compliance. Our technology is designed to enable customers to have systematic control over authentication, authorization, access controls, profile management, provisioning, and de-provisioning. In addition, it helps ensure that users’ identities are kept consistent and accurate, that access to systems can be quickly granted, and just as quickly revoked, and that user profiles can be managed and leveraged across distributed, often global, infrastructure. With our solutions, customers can deploy new applications faster and grow or reduce their user populations without compromising service quality.

      Our identity management solutions are:

•	Data & Directory Integration – Allows organizations to cut costs and improve the accuracy of information by consolidating critical data that is typically scattered throughout various business data systems into centralized profiles of each user. In addition, it allows business rules for updating this data to be established and enforced so that accurate, current information can be distributed to all appropriate applications and systems. This enables applications such as whitepages directories to be deployed easily and reliably and for operating system infrastructure such as Microsoft’s Active Directory to be integrated with services from other vendors.

•	Profile Management – Allows organizations to cut costs and decrease deployment time for new applications and services by centralizing the administration of user profiles containing identity information. Such accurate user data is crucial for security infrastructure such as single sign-on, PKI, web access control, and consistent personalization of applications.

•	User Provisioning – Allows organizations to cut costs of administering user accounts and to increase information security by consolidating user profiles and centralizing processes for provisioning and de-provisioning user accounts across applications and systems. Allow employees, contractors, partners and customers to be granted access to crucial information resources, or have access removed, quickly and accurately.

•	Password Synchronization – Allows organizations to improve security and reduce helpdesk calls by deploying a single password for each user across multiple applications and systems. Administrators can update passwords for all of a user’s applications, databases and operating systems from a central location. Automating such labor-intensive tasks reduces errors and frees up helpdesk staff for other activities, leading to cost savings.

     All Solutions Delivered Via an Integrated Software Platform

      All of our solutions, licensed as well as hosted, are built upon an integrated technology base called the Critical Path Communications Platform. It is designed for high scalability and reliability as well as easy integration, deployment and extensibility.

      This approach provides:

•	Broad family of integrated messaging applications that work closely together to share and intelligently process data for use by both consumers and business users.

•	Identity management that consolidates and integrates user identity information scattered throughout business data systems into centralized, consistent profiles that streamline user account management, enable personalization of communications services, and simplify deployment of security infrastructure.

•	Anywhere, anytime mobility that enables applications and services to be accessed through a broad range of wireless, web and voice devices as well as with standards-based clients such as Microsoft Outlook.

•	Modular, extensible design that allows integrated solutions as well as individual components to be deployed incrementally to best meet customers’ needs.

•	Open, standards-based technology that simplifies integration with current and future infrastructure and third-party applications, minimizing deployment costs and future-proofing investments.

•	Immense scalability and proven reliability. Our platform is used in demanding carrier, service provider, enterprise, and government environments domestically and internationally, including multiple installations that serve over 10 million users each.

•	Lowest total cost of ownership at scale. Our efficient use of resources, even in large installations allows customers to take greater advantage of their existing hardware, use less storage space, and require less information technology professionals’ time.

Products

      The components of the Critical Path Communications Platform provide a wide range of integrated, customizable solutions. The key parts of the platform, multi-device access, integrated messaging applications and centralized identity management services, are delivered through the following products:

     Access Products

      The Access components in the Critical Path Communications Platform manage connectivity of web, wireless, and voice devices to applications. They enable dynamic presentation of customized user interfaces, provide connectivity to external systems, and manage data synchronization.

•	Critical Path Presentation Server – Standards-based, carrier-class application server that enables the delivery of tightly integrated collaborative applications into a highly customized and personalized interface that differentiates offerings, stimulates usage and provides extensibility for future services. The Presentation Server provides single sign-on, an integrated user interface, dynamic tailoring according to classes of service selected, access via web, wireless and voice devices for our applications. In addition, it enables the integration of third-party applications, providing a common interface for centrally configuring access to virtually any communications service that can be presented on a web or wireless device.

•	Critical Path Short Message Service (SMS) Access Server – Network-independent, feature-rich gateway between SMS text messaging and Simple Mail Transfer Protocol (SMTP) Internet email. Provides a bridge that connects the various incompatible SMS operator systems to create a single, common environment for delivering enhanced services to drive traffic and create new revenue opportunities. Provides access to our email and address book applications from SMS phones and enables third-party applications to send and receive text messages for offering premium content and services such as weather, sports, games, and high-volume online voting.

     Messaging Application Products

      Our integrated messaging applications work together to share data in order to deliver an improved user experience and provide intelligent processing of messages. For example, a meeting in someone’s calendar can automatically trigger an alert that is dynamically routed to the user via email, wireless, or instant message, depending upon the time of day, subject, or other user-configured attributes. After reading the alert, the user can send instant messages to co-workers listed in his or her personal address book, the same one used by our other messaging applications. By providing these capabilities on an integrated basis reduce complexity of deployments, we can simplify on-going support and reduce the total cost of ownership.

      Our messaging application products are:

•	Critical Path Messaging Server – Highly scalable and robust messaging subsystem, offering a wide range of access (web, SMTP, POP3 and IMAP4) with the ability to handle millions of users across a large number of domains at low operating costs. Industry-leading scalability enables more users to be supported on as little as one- fourth as much hardware as competing products. Can be deployed in many different configurations, from single-server deployments up through redundant, globally-distributed installations.

•	Critical Path Personal Address Book Server – Centralized repository for all contact information used by our messaging applications with support for integrating with third-party applications such as voice dialing. Gives users continuous access to private and shared address information, allowing important phone numbers or email addresses to be quickly obtained from desktop email clients in the office, web browsers at home, or from wireless phones while on the road. Having a single place to keep contact information stimulates greater usage, improves loyalty and simplifies deployment.

•	Critical Path Calendar Server – Standards-based calendaring application that helps both basic and advanced users effectively manage schedules and tasks. Sophisticated collaboration features enable group scheduling and allow shared access to calendars and task lists, stimulating higher usage, loyalty and retention. Supports traditional desktop synchronization, SyncML and extensible notification capabilities.

•	Critical Path Internet File Server – Online file storage with support for both private access and secure sharing for enterprise collaboration as well as premium carrier applications such as MMS Photo/ Media Albums that stimulate usage and expose Web-based audiences to the benefits of MMS. Provides web, wireless or voice interfaces as well as access via WebDAV-compliant desktop clients such as Microsoft Windows clients.

•	Critical Path Notification Server – Automatically generates alerts based on user-specified events in Critical Path and third-party applications. Routes and delivers alert messages via SMS, WAP Push, email, or instant messaging over AOL®, Yahoo!®, MSN®, or Critical Path Instant Messaging. Provides a premium end-user service that increases the value of information stored in other applications.

•	Critical Path Instant Messaging and Presence Server – Secure instant messaging with presence detection, encryption, wireless phone/ PC interoperability and support for the latest industry standards that enables carriers to build communities of subscribers to drive airtime and increase loyalty.

     Identity Management Products

      Our identity management products organize and manage user identity information, such as names, user ids, passwords, email addresses, and telephone numbers, for applications, databases, directories and operating systems. They offer high scalability, supporting hundreds of millions of entries and attributes with a single deployment.

      Our identity management products are:

•	Critical Path Meta-Directory Server – Consolidates user identity information that is scattered among disparate data systems and integrates it according to highly customizable business rules into a consistent, accurate profile for each user. Then, using customer-specified policies, appropriate portions of this clean identity data are automatically distributed to all applications and systems that depend upon having accurate, up-to-date information about each user. This reduces errors and delays that drive up helpdesk costs. Our Meta-Directory is unique in its breadth of pre-built connectors and its support for industry-standard languages such as Java, Perl, XML and DSML, as well as key mainframe and database systems. This frees customers from having to learn proprietary scripting languages and enables them to deploy identity management solutions more rapidly with significantly lower upfront and ongoing costs

•	Critical Path Directory Server – Provides a highly scalable, central repository for user profile information and other data shared by multiple systems and applications. This high volume LDAP directory is deployed in numerous critical environments, including security infrastructure for enterprise intranets and extranets, online banking services, Internet postal services, telecommunications carriers and government services. Optional hot-standby support provides automatic failover and disaster recovery.

Target Markets, Customers and Strategic Alliances

     Customers and Target Markets

      We offer messaging and identity management solutions to enterprises, wireless carriers and telecommunications providers, broadband companies and service providers, and government agencies and postal authorities.

•	Enterprises. In the face of ever-tightening budgets, enterprises are looking for ways to cut capital expenses and operational costs. In addition, as work forces become more distributed and change more frequently, the need to keep track of employees, contractors, partners and customers and to communicate with them electronically is growing. Our identity management offerings help enterprises cut helpdesk costs and strengthen security infrastructure (particularly for single sign-on and access control for Web-based portals) with solutions for data and directory integration, user profile management, user provisioning and password synchronization. In addition, Critical Path’s messaging solutions, available as licensed software and as hosted services, enable enterprises to reduce the cost of delivering new generations of messaging services while co-existing with Microsoft Exchange and other existing systems.

•	Wireless Carriers and Telecommunications Providers. After years of investment in new infrastructure and spectrum licenses combined with falling margins for traditional offerings, wireless carriers are extremely focused on driving more revenue on their existing networks. As a result, they are looking for ways to deliver differentiated services that will spur consumption of data and voice traffic, enable new premiums to be charged, attract new subscribers and retain subscribers longer. We offer a broad range of rich, integrated messaging and collaboration applications – available as licensed software and hosted services – that work together to share and process data. With a proven ability to scale up to more than 10 million subscribers per installation and a dedication to open standards that provides extensibility and investment protection, our software enables carriers to deliver a wide range of customized services, such as email, personal information management, premium MMS and SMS services, and unified communications, to both consumers and business users from a single platform.

•	Broadband Companies and Service Providers. Broadband providers such as cable, satellite and DSL operators are constantly looking to offer differentiated services that can take advantage of the high bandwidth they are providing to their subscribers. Our flexible messaging solutions – available both as licensed software and as hosted services – enable multimedia content to be integrated with rich messaging and collaboration applications to create premium services that attract new subscribers, increase loyalty and retain subscribers longer. The extensibility and ease of deployment of our software enables providers to reliably and incrementally roll out new services as their business expands. Our industry-leading scalability handles growing subscriber bases smoothly, and our ability to offer the services either as licensed software or as hosted services gives providers the flexibility to choose the delivery method that best suits their business.

•	Government Agencies and Postal Authorities. Governments and postal authorities are increasingly becoming providers of digital services, both internally for employees, contractors and suppliers as well as externally to citizens and residents. Delivering services on a national scale to highly distributed users depends upon having strongly-managed identities and robust communications. Our identity management solutions enable agencies to create centralized repositories of identity information for keeping track of which users are allowed access to which services, particularly for Web-based infrastructure. Our messaging solutions are used worldwide, particularly by postal authorities, to provide “email for life.” These messaging solutions, available as licensed software as well as hosted services, can enable agencies to reduce significantly, the cost of providing email, personal information management and collaboration services to users across the country and around the world.

     Strategic Alliances

      A key element of our sales strategy is to expand distribution channels through strategic reseller or joint sales relationships. These alliances provide access to a greater range of markets and customers by increasing the breadth of offerings that incorporate our products and services.

      Current strategic alliances fall into three primary categories: solutions integrators, systems integrators and solution providers:

•	Solutions Integrators – We are allied with a select group of companies who act as both a system integrator and a solution provider for their customers. These integrators combine our products and their own along with extensive consulting services to deliver broad and deep world-class solutions to their customers. We actively assist these companies in marketing and selling our offerings. Strategic alliance partners in this category include: Hewlett-Packard Company, SAIC, and EMC Corporation.

•	Systems Integrators – For many large telecommunications carriers and enterprises, our offerings are part of a larger solution. To provide the level of service required to bring together and implement such larger offerings, particularly for customers who require global coverage, we have allied with a number of the leading systems integrators in the industry, including Cap Gemini Ernst & Young, Accenture, Bearingpoint, EDS Corporation, PriceWaterhouseCoopers LLP, and Deloitte & Touche.

•	Solution Providers – Our technology is embedded into the solutions sold by a variety of companies. These relationships enable our products to address a wider range of needs and, in many cases, provide access for follow-on sales of our other products. Key strategic alliance partners in this category include LogicaCMG Plc, Comverse Technology, Inc., Nokia Corporation, CTI Square Ltd., Mediagate and Entrust, Inc.

      Information regarding customers and sales by geographic area is included in Note 20 of Notes to Consolidated Financial Statements — Product and Geographic Information.

Sales and Marketing

     Sales Strategies

      Direct Sales. We maintain a direct sales force to introduce prospective customers and channel partners to our products and services and to work in tandem with our business partners. Our worldwide direct sales team is organized around our target markets in each of our key geographic regions. Currently, we have sales staff located in domestic offices in or near San Francisco, Los Angeles, Washington D.C., Boston and a variety of other cities throughout the United States. Internationally we have members of our sales organization located in Brazil, Canada, Denmark, France, Germany, India, Ireland, Italy, Japan, Malaysia, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom.

      Channel Sales. We actively embrace sales alliances with specialized technology and service firms in a variety of channels in order to increase our presence and share in our target markets. Our flexible, customizable solutions are well suited for these firms and channel delivery, offering numerous opportunities for adding value through consulting services and integration with complementary products. We team with Global System Integrators (GSIs), Independent Software Vendors (ISVs), Original Equipment Manufacturers (OEMs) and Hardware vendors that have strong industry backgrounds and market presence in their respective markets and geographic regions. In addition, we maintain relationships to resell its products and services throughout most of Asia and Latin America.

     Marketing Strategies. Our global marketing team is focused on lead generation sales support and public relations to better equip our sales force and companies with whom we have sales alliances and to educate our key markets about the business value of our messaging and identity management solutions. We intend to continue to focus on targeted industry events, particularly in conjunction with our strategic alliances, to promote our brand presence and acquire customers.

Competition

      We offer a broad range of solutions; we are not aware of a single company that directly competes with every one of our products and services. Instead, we face a different set of competitors in each of our lines of business. Our messaging solutions compete against offerings from Openwave Systems Inc., Sun Microsystems’ Sun ONE software division (formerly iPlanet), Oracle Corporation, Microsoft Corporation, IBM Corporation’s Lotus division and Mirapoint Inc. as well as with a variety of smaller product suppliers. In the identity management market, we compete primarily with Sun Microsystems’ Sun ONE software division (formerly iPlanet), IBM Corporation, Microsoft Corporation, Novell Corporation, Siemens Corporation as well as various small identity management application vendors. In the market for outsourced hosted email services, we compete with such corporations as EasyLink Services Corporation (formerly Mail.com), CommTouch Corporation, USA.net and other smaller application service providers offering hosted Microsoft Exchange services.

      While these competitors and others exist in each of our individual lines of business, we believe our overall solution of products and services serves as a competitive advantage. Our customers can easily integrate our broad range of products into their infrastructure, selecting multiple products and services from us as their requirements demand. In addition, our ability to deliver our messaging solutions either as licensed software or as hosted solutions enables our customers to choose the most efficient model for different parts of their business.

      We believe that competitive factors affecting the market for our digital communications solutions include:

•	breadth of platform features and functionality;

•	ease of integration into customers’ existing applications and systems;

•	scalability, reliability, performance and ease of expansion and upgrade;

•	ability to extensively customize, personalize and tailor solutions to different classes of users across multiple markets;

•	flexibility to enable customers to manage certain aspects of their systems internally and leverage outsourced services in other cases when resources, costs and time to market reasons favor an outsourced offering; and

•	total cost of ownership and operation.

      The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products and services currently compete favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors.

      We believe competition will increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Many current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Any delay in the development or introduction of products or services or updates, would also allow additional time for our competitors to improve their service or product offerings, and for new competitors to develop messaging and identity management products and services for our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our business to suffer.

Technology

          Critical Path Communications Platform

      Our core expertise is in highly scalable, open systems-based digital communications software that integrates easily with customers’ existing infrastructure. Our technology, called the Critical Path Communications Platform, provides an extensible set of access, messaging, and identity management services that allow us to deliver a wide range of solutions to enterprises, government agencies and service providers from a single technology base.

      All of the components of the Critical Path Communications Platform are designed to support mission-critical business environments. Our high performance, scalable and reliable servers operate in installations ranging from hundreds of thousands to tens of millions of users. Our components include a range of tools and software development kits (SDKs) that provide extensive customization and easy integration with third-party technologies. These components can be used on a standalone basis or together in many combinations, enabling us to deliver very flexible solutions. The Critical Path Communications Platform operates on Sun Microsystems’ Solaris, Microsoft’s Windows NT/2000 and HP’s HP-UX operating systems, with additional support for various components on IBM’s AIX and Red Hat’s distribution of the Linux operating systems.

          Access

      We separate the construction and presentation of user interfaces for each application into a separate, highly extensible application server framework called Presentation Server. This approach enables the creation of customized, personalized application user interfaces to Communications Platform components and third party technologies through a powerful SDK. It offers mixed mode communications, so that services can be accessed from a multitude of devices ranging from the desktop, laptop, PDA, mobile handset or telephone using text, voice, and video. The Presentation Server is based on Java 2 Enterprise Edition (J2EE) and Java Server Pages (JSP) technologies, and supports Hypertext Markup Language (HTML), Wireless Markup Language (WML), VoiceXML and a range of other interface markup languages.

      Alongside our Presentation Server is our Short Message Service Access Server, a powerful application framework that enables the development of premium text messaging applications that send Short Message Service (SMS) messages. The SMS Access Server includes an application development SDK (SMASI) that applications can use to drive SMS traffic through all of the major SMS Center (SMSC) operations software systems. Our SMS Access Server also includes WAP Push support to enable next generation wireless applications like premium Multimedia Messaging Service (MMS) services.

          Messaging Applications

      We believe we offer the industry’s most scalable, most reliable messaging infrastructure. Our Messaging Server, a highly scalable, standards-based, messaging server enables services from Email to Unified Messaging and next generation Multimedia Messaging Services through its powerful native IMAP mail store and SMTP relay. Its advanced architecture allows single or multiple domains to be split over multiple servers, distributed geographically as well as setup as clusters. It also has support for security features including secure-socket-layer (SSL), anti-virus and anti-spam.

      Built on top of our core messaging technology are a series of applications that provide personal information management and collaboration services. Our Personal Address Book provides centralized storage of contact information for all messaging applications (both from Critical Path as well as from third parties), enabling customers to consolidate multiple address books into a single service. Our Calendar offers sophisticated sharing, group scheduling and availability lookup needed by both consumers and business users. Our Internet File Server provides global sharing of files, both for enterprise collaboration and for extending MMS multimedia files to the web for easy storage and sharing. Our Instant Messaging and Presence offers highly scalable instant messaging for personal computers, web, and mobile devices using the new Wireless Village industry standard. Our messaging applications utilize a centralized Notification Server to generate and dynamically route alert messages to the user over email, text messaging or instant messaging.

          Identity Management

      Mission critical applications such as messaging depend upon having reliable user identity information. Our Meta-Directory software is designed to consolidate and integrate data from disparate systems according to highly customizable business rules into accurate, centralized profiles of each user. This enables user/resource provisioning, keeping information consistent between various messaging and business systems, and is designed to improve security, data integrity and reduce overall administration cost. At the core of our technology is the join engine, with plug-ins that connect to various business systems, including the various components of the Critical Path Communications Platform. Our Meta-Directory comes with the connectors for industry’s widest range of systems including Sybase’s SQL Server, Microsoft’s Exchange, Lotus’ Notes, and products from Oracle Corporation, Peoplesoft Corporation, Siebel Systems and mainframe applications. It also connects to all of the major directory systems on the market, including Critical Path’s Directory Server, Microsoft’s Active Directory, Novell’s eDirectory and iPlanet’s Directory Server. Meta-Directory also includes a powerful SDK that enables the development of custom connectors using Perl, Java and XML, freeing customers from having to learn proprietary scripting languages.

      The Critical Path Directory Server provides a common store of user or resource information that can be accessed via standard LDAP and X.500 protocols. The Directory can be used to store user profiles, digital certificates from PKI software and eBusiness systems. The Directory can be distributed over multiple systems to provide improved performance and ease of replication and updates. Critical Path’s Directory and Meta-Directory both incorporate security technology like SSL for secure transport and authentication.

      Complementing our Directory and Meta-Directory, the Critical Path System Console provides systems management functionality to the Critical Path Communications Platform. This includes system start/stop, systems monitoring, and configuration. Our Systems Console uses Sun JDMK technology and is designed to be interoperable with SNMP standards-based systems like HP’s OpenView.

     Hosted Messaging

      We offer our messaging technology both in licensed form for on-premise deployment and a hosted service, managed in conjunction with our partner HP in their world-class data centers. Our hosted messaging service offers standards-based email service for carriers and service providers, Web hosting companies, Web portals and corporate enterprises providing accounts to their end-users for activities such as trading securities, shopping or participating in online communities. We have developed proprietary load balancing, account provisioning and management software that complements our proven messaging applications.

      Our hosted messaging service is comprised of multiple groups of servers and routers acting as a single, virtual point of contact to customers for messaging services. These systems are managed by HP, enabling us to offer customers strong service level agreements, 24x7 helpdesk support, and easy expansion around the globe.

      All aspects of our hosted messaging service are in turn deployed in a redundant configuration with the goal that if any process or system goes down, another will be available to handle customer traffic seamlessly. This behavior is called “transparent failover” and is designed to increase the availability of messaging services to the customer. Our hosted messaging service also includes a dynamic load-balancing system that acts as proxy servers for firewall safety. The load balancers are configured in parallel so that if one goes down, the load is transferred to the remaining systems. We have created a proprietary account provisioning protocol for account creation and maintenance. This enables account transitioning from other services or legacy systems to be bulk-loaded, tested, replicated and deployed on our service automatically. This protocol addresses a critical time to market issue by enabling organizations to quickly transition to the new standards-based email service with minimal down-time and degradation to their existing internal systems. In addition, it can be used by customers and partners to facilitate automatic account sign-ups from web sites, typically in less than three minutes.

      Data Centers. Our hardware for operating production services currently is located in three data centers, although we are in the process of migrating our data center operations and management to HP. With multiple high-speed connections to diverse backbone providers and robust network architecture, we aim to eliminate single points of failure, thus reducing the likelihood that our customers will suffer downtime as a result of network outages. Our backbone architecture and interconnect strategy consists of multiple clear channel OC-3 and DS-3 circuits. We currently have bilateral peering arrangements in place with over 35 networks. Our data centers feature redundant systems for power, raised floors, HVAC temperature control systems, seismically braced racks, fire protection, and physical security and surveillance 24 hours a day, seven days a week.

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

Research and Development

      Our products and services are primarily based on systems that were internally developed or acquired through acquisitions. We must continually improve these systems to accommodate the level of use of our products and services. In addition, we may add new features and functionality to our products and services that could result in the need to develop, license or integrate additional technologies. Our inability to add additional software and hardware or to upgrade our technology or network infrastructure could have adverse consequences, which include service interruptions, impaired quality of the users’ experience and the diversion of development resources. Our failure to provide new features or functionality to our products and services also could result in these consequences. We may not be able to effectively upgrade and expand our systems in a timely manner or to integrate smoothly any newly developed or purchased technologies with our existing systems. These difficulties could harm or limit our ability to improve our business.

      We invested $31.0 million in research and development in 2000, $30.7 million in 2001 and $19.6 million in 2002 and stock-based compensation expense of $3.4 million in 2000, $3.7 million in 2001, and $1.2 million in 2002. Additionally, we incurred $3.7 million of in-process research and development expense in 2000 related to technologies acquired through two of our acquisitions. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our products and services. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our products and services. The failure to adapt to such changes would harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to undertake substantial expenditures to modify or adapt our services or infrastructure.

Intellectual Property

      We regard the protection of our trade secrets, patents, patent applications, copyrights and trademarks as critical to our success. We rely on a combination of statute, common law and contractual restrictions to establish and protect our proprietary rights and developed intellectual property in our product and service offerings. We have entered into proprietary information and invention assignment agreements with our employees, contractors and consultants, and nondisclosure agreements with customers, partners and third parties to whom we disclose confidential and proprietary information. Despite our efforts in this regard, former employees or third parties may infringe or misappropriate our proprietary rights that could harm our business. The validity, enforceability and scope of protection of our intellectual property can be tested and in some areas is still evolving.

      We have registered and used as a trademark “Critical Path” in the United States. We have also registered and used “Critical Path” in a variety of foreign countries where we have operations or do business. We plan to continue to enforce that mark and other trademarks in both the United States and internationally, although protection of the marks cannot be assured.

      We license our software and proprietary service offerings and despite all efforts to protect that property and ensure the quality of our brand and patented or copyrighted products or processes, current or future licensees could take actions that might harm the value of our intellectual property portfolio, our brand or reputation.

      We have been involved in claims by third parties of patent, copyright and trademark infringement against us in the past. Any claim like this, regardless of the merits, could be time consuming to defend, result in costly and distracting litigation, cause delays in rollouts of services, products or updates or require us to enter into licensing agreements with third parties. Such licensing agreements may include payment of significant royalties or may not be available to us on commercially reasonable terms. Additionally, enforcing our intellectual property rights could entail significant expense, with such costs also potentially harming our results of operations.

Employees

      At December 31, 2002, we had 577 employees, including 182 in operations, 144 in sales and marketing, 163 in research and development and 88 in general corporate and administration. In January 2003, we announced additional restructuring resulting in a reduction in force, which will take place over the first half of 2003, of approximately 175 employees or 30 percent of the workforce as of December 31, 2002. Our future success depends, in significant part, upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified and experienced technical, sales and managerial personnel. Competition for such personnel can be intense, and we cannot guarantee that we can retain our key technical and managerial employees or that we will be able to attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

      Certain of our service offerings include operations subject to the Digital Millenium Copyright Act of 1998. We have expended resources and implemented processes and controls in order to remain in compliance with DMCA, but there can be no assurance that our efforts will be sufficient and/or new legislation and case law will not affect the operation of and liability associated with a portion of our services.

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

Geographic Information

      A summary of domestic and international financial data is set forth in Note 20 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our domestic and international operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Factors that May Affect Future Operating Results,” in item 7, which is incorporated herein by reference.

Item 2. Properties

      Our corporate headquarters as well as primary operations and development activities are located in one office building in San Francisco, California. The Company currently occupies a total of 63,467 square feet in this building, under a lease that expires on March 25, 2012.

      In addition to this principal location, we currently occupy a 24,300 square foot building in Dublin, Ireland under a lease expiring on July 14, 2014. We lease additional facilities in Brazil, Canada, France, Germany, Ireland, Italy, Japan, Malaysia, Spain, Sweden, Switzerland, the United Kingdom and certain cities in the United States. We continually evaluate the adequacy of our existing facilities, and we believe that the current facilities are suitable for our needs for at least the next 12 months, or that additional space will be available on commercially reasonable terms, if necessary.

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

      Securities Action in Northern District of California. On April 30, 2002, MBCP PeerLogic LLC and other named plaintiffs filed suit in the U.S. District Court for the Southern District of New York against Critical Path and certain of its former officers. The plaintiff shareholders had opted out of a shareholder litigation settlement that was approved by the U.S. District Court for the Northern District of California. The

complaint alleged breach of contract, unjust enrichment, common law fraud and violations of federal securities laws and seeks compensatory and punitive damages in an unnamed amount but in excess of $200 million. The case has been transferred to the U.S. District Court for the Northern District of California. Litigation in this matter is ongoing.

      Securities and Exchange Commission Investigation. In 2001, the Securities and Exchange Commission (the “SEC”) investigated Critical Path and certain former officers, employees and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in our securities. The SEC concluded its investigation of us in January 2002 with no imposition of fines or penalties and, without admitting or denying liability, the Company consented to a cease and desist order and an administrative order as to violation of certain non-fraud provisions of the federal securities laws. The investigation has also thus far resulted in charges being filed against five former officers and employees. We believe that the investigation of former officers and employees may continue; and while we continue to fully cooperate with any requests with respect to such investigation, we do not know the status of such investigation.

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California and in the U.S. District Court for the Northern District of California. The derivative complaints alleged that certain former officers and directors breached their fiduciary duties, engaged in abuses of control, were unjustly enriched by sales of our common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. We are currently working with plaintiffs’ counsel to finalize execution of the terms of the settlement of this matter.

      Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against us, and certain former officers and directors and underwriters connected with the initial public offering of our common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased common stock at the initial public offering of common stock between March 26, 1999 and December 6, 2000. The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The over 1,000 complaints have been consolidated into a single action. The complaints seek an unspecified amount in damages on behalf of persons who purchased our stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. Pretrial motions and discovery was stayed pending a ruling on a motion to dismiss the claims by defendants. On February 19, 2003, the court issued an opinion refusing to dismiss claims against the defendants in the case except in certain limited circumstances which did not apply to Critical Path or its then officers and directors.

      Lease Dispute. In July 2000, PeerLogic, Inc. signed a lease for office space in San Francisco, California. In December 2000, we acquired PeerLogic as a wholly-owned subsidiary. After review, we determined that local zoning laws likely prohibited a business such as our company or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The Zoning Administrator determined that the proposed use of the leased premises was not permitted, but the landlord appealed this determination and prevailed before the San Francisco Board of Appeals. We requested a rehearing on the matter, which the Board of Appeals denied. In April 2002, the landlord filed suit in San Francisco Superior Court against us alleging, among other things, breach of the lease. In its complaint, the landlord sought unspecified compensatory damages for back rent, attorneys’ fees, treble damages under relevant statutes, and unspecified punitive damages. A number of the landlord’s claims of damages were struck by the court in response to our motion to strike. The landlord filed an amended complaint in September 2002. In January 2003, the court again dismissed a number of the landlord’s claims, including all requests for punitive damages. In a related matter in July 2002, we filed a separate Petition for Writ of Administrative Mandamus with the San Francisco Superior Court, requesting that the Board of Appeals’ decision be reversed and/or remanded for rehearing by the Board of Appeals, with instructions from the court. Litigation in this matter is also ongoing.

      The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm our business and financial condition. In particular, the lawsuits or the lingering effects of previous lawsuits and the now completed SEC investigation could harm relationships with existing customers and our ability to obtain new customers and partners. The continued defense of lawsuits could also result in the diversion of management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the settlements or the lawsuits could cause the Company’s stock price to further decline significantly. In addition, although we are unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits, and although we maintains adequate and customary insurance, the size of any such payments could seriously harm our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

      Our common stock has been quoted on the Nasdaq National Market under the symbol “CPTH” since March 29, 1999. The following table presents, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low

Year Ended December 31, 2001
First Quarter (from January 1, 2001 to March 31, 2001)	$26.13	$1.56
Second Quarter (from April 1, 2001 to June 30, 2001)	$2.00	$0.84
Third Quarter (from July 1, 2001 to September 30, 2001)	$1.16	$0.26
Fourth Quarter (from October 1, 2001 to December 31, 2001)	$2.83	$0.51

Year Ended December 31, 2002
First Quarter (from January 1, 2002 to March 31, 2002)	$3.80	$2.08
Second Quarter (from April 1, 2002 to June 30, 2002)	$2.50	$1.00
Third Quarter (from July 1, 2002 to September 30, 2002)	$1.15	$0.56
Fourth Quarter (from October 1, 2002 to December 31, 2002)	$0.93	$0.41

      As of March 25, 2003, there were approximately 1,318 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

Dividend Policy

      We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. In addition, our credit facility prohibits declaration of dividends absent the bank’s consent. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

      On June 2002, in connection with the settlement of a consolidated class action lawsuit originally filed in the Northern District of California on February 2, 2001, we agreed to issue 850,000 warrants to purchase shares of our Common Stock to shareholder plaintiffs. These warrants were fully exercisable upon grant, had an exercise price of $10.00 per share and have an expiration date of June 18, 2005.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(in thousands, except per share data and footnotes)

      The selected consolidated statement of operations data during the years ended December 31, 1998, 1999, 2000, 2001 and 2002, and selected consolidated balance sheet data as of December 31, 1998, 1999, 2000, 2001 and 2002, have been derived from our Consolidated Financial Statements. The data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this document.

	Year Ended December 31,

	1998	1999	2000(1)	2001(2)	2002(4)

Consolidated Statement of Operations Data:
Net revenues	$897	$16,157	$135,653	$104,173	$87,133
Gross profit (loss)	(1,449)	(5,400)	13,732	(18,868)	16,711
Operating expenses	(9,999)	(117,850)	(1,831,449)	(222,830)	(122,105)

Loss from operations (5)	(11,448)	(123,250)	(1,817,717)	(241,698)	(105,394)
Non-operating income (expenses) (3)	(13)	6,309	(28,235)	169,440	(11,538)

Loss before income taxes	(11,461)	(116,941)	(1,845,952)	(72,258)	(116,932)
Provision for income taxes	—	—	(6,513)	(7,206)	(979)

Net loss	$(11,461)	$(116,941)	$(1,852,465)	$(79,464)	$(117,911)
Accretion on mandatorily redeemable preferred stock	$—	$—	$—	$(356)	$(13,904)

Net loss attributable to common shares	$(11,461)	$(116,941)	$(1,852,465)	$(79,820)	$(131,815)

Net loss per share attributable to common shares — basic and diluted:
Net loss per share attributable to common shares	$(2.94)	$(3.93)	$(30.67)	$(1.08)	$(1.69)

Weighted average shares — basic and diluted	3,899	29,770	60,399	73,981	77,782

	At December 31,

	1998	1999	2000	2001	2002

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$14,791	$75,932	$216,542	$69,165	$43,071
Working capital	$12,524	$76,060	$186,777	$57,983	$19,961
Goodwill and other intangible assets	$—	$474,297	$124,094	$48,641	$6,613
Total assets	$20,663	$673,805	$497,610	$199,952	$104,006
Convertible subordinated notes payable	$—	$—	$300,000	$38,360	$38,360
Capital lease obligations, long-term portion	$2,454	$5,669	$4,687	$1,149	$1,332
Mandatorily redeemable preferred stock	$—	$—	$—	$5,556	$26,900
Shareholders’ equity (deficit)	$15,358	$616,992	$113,104	$108,972	$(8,554)

(1)	Operating expenses for the year ended December 31, 2000, include a $1.3 billion charge related to impairment of intangible assets including the deferred costs associated with our ICQ and Qwest relationships. See also Note 17 of Notes to Consolidated Financial Statements — Impairment of Long-Lived Assets.

(2)	Operating expenses for the year ended December 31, 2001, include a $26.6 million charge related to impairment of certain long lived assets and an $18.3 million charge related to costs incurred as a result of our strategic restructuring. See also Note 4 of Notes to Consolidated Financial Statements —

Restructuring and Employee Severance and Note 17 of Notes to Consolidated Financial Statements — Impairment of Long-Lived Assets.

(3)	Non-operating income for the year ended December 31, 2001, includes gains of $179.3 million, net of applicable taxes and write downs of related debt issuance costs, recognized on the retirement of $261.4 million of face value of Critical Path’s convertible subordinated notes. See also Note 11 of Notes to Consolidated Financial Statements — Convertible Subordinated Notes.

(4)	Operating expenses for the year ended December 31, 2002, include a $3.2 million charge related to costs incurred as a result of restructuring actions taken by the Company in the second and fourth quarters of 2002. See also Note 4 of Notes to Consolidated Financial Statements — Restructuring and Employee Severance.

(5)	Included in operating expenses in 1998, 1999, 2000 and 2001 were goodwill amortization charges of zero, $29.6 million, $341.7 million and $643,000, respectively. In accordance with SFAS No. 142, we ceased amortization of goodwill on January 1, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and global sales efforts, the anticipated benefits of our strategic alliances, growth of our competition, our ability to compete, investments in product development, the adequacy of our current facilities, our litigation strategy, use of future earnings, the features, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense reduction, anticipated effects of restructuring and retirement of debt, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, difficulties of forecasting future results due to our limited operating history, failure to meet sales and revenue forecasts, evolving business strategy and the emerging nature of the market for our products and services, finalization of pending class action, derivative or other litigation, turnover within and integration of senior management, board of directors members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which we do business, risks associated with our international operations, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, risks associated with an inability to maintain continued compliance with Nasdaq National Market listing requirements and delisting actions by such market, and those discussed elsewhere in this report, including but limited to in the section entitled “Additional Factors That May Affect Future Operating Results.”. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

				Change Over Prior Year

	Historical Amounts			2001		2002

	2000	2001	2002	$	%	$	%

	(In thousands, except percentages)
Period Ended December 31,
Net revenues
Software license	$51,607	$30,960	$35,176	$(20,647)	(40)%	$4,216	14%
Hosted messaging	58,553	43,821	24,893	(14,732)	(25)%	(18,928)	(43)%
Professional services	14,527	12,573	11,593	(1,954)	(13)%	(980)	(8)%
Maintenance and support	10,966	16,819	15,471	5,853	53%	(1,348)	(8)%

Total net revenues	135,653	104,173	87,133	(31,480)	(23)%	(17,040)	(16)%

Cost of net revenues Software license	2,731	1,533	2,682	(1,198)	(44)%	1,149	75%
Hosted messaging	59,104	59,124	29,303	20	0%	(29,821)	(50)%
Professional services	5,945	10,315	10,020	4,370	74%	(295)	(3)%
Maintenance and support	8,060	10,081	8,670	2,021	25%	(1,411)	(14)%
Amortization of purchased technology	18,140	21,284	18,522	3,144	17%	(2,762)	(13)%
Acquisition-related retention bonuses	1,040	—	—	(1,040)	(100)%	—	—%
Stock-based expenses	1,586	4,050	1,225	2,464	155%	(2,825)	(70)%
Impairment of long-lived assets	25,315	16,654	—	(8,661)	(34)%	(16,654)	(100)%

Total cost of net revenues	121,921	123,041	70,422	1,120	1%	(52,619)	(43)%

Gross profit (loss)	13,732	(18,868)	16,711	(32,600)	(237)%	35,579	189%

Operating expenses
Sales and marketing	66,125	53,356	43,604	(12,769)	(19)%	(9,752)	(18)%
Research and development	31,022	30,744	19,649	(278)	(1)%	(11,095)	(36)%
General and administrative	30,444	42,260	22,128	11,816	39%	(20,132)	(48)%
Amortization of goodwill and other intangible assets	382,932	32,746	24,773	(350,186)	(91)%	(7,973)	(24)%
Acquisition-related retention bonuses	8,294	1,381	11	(6,913)	(83)%	(1,370)	(99)%
Stock-based expenses	23,534	34,085	8,772	10,551	45%	(25,313)	(74)%
Acquired in-process research and development	3,700	—	—	(3,700)	(100)%	—	—%
Restructuring and other expenses	3,248	18,267	3,168	15,019	462%	(15,099)	(83)%
Impairment of long-lived assets	1,282,150	9,991	—	(1,272,159)	(99)%	(9,991)	(100)%

Total operating expenses	1,831,449	222,830	122,105	(1,608,619)	(88)%	(100,725)	(45)%

				Change Over Prior Year

	Historical Amounts			2001		2002

	2000	2001	2002	$	%	$	%

	(In thousands, except percentages)
Loss from operations	(1,817,717)	(241,698)	(105,394)	1,576,019	—%	136,304	(56)%
Interest and other income (expense), net	12,970	5,840	(5,852)	(7,130)	(55)%	(11,692)	(200)%
Interest expense	(15,948)	(14,714)	(2,748)	1,234	(8)%	11,966	(81)%
Equity in net loss of joint venture	(1,019)	(1,866)	(1,408)	(847)	83%	458	(25)%
Minority interest in net income of consolidated subsidiary	(649)	—	—	649	(100)%	—	—%
Loss on investments	(23,589)	(702)	(1,530)	22,887	(97)%	(828)	118%
Gain on retirement of convertible subordinated notes, net	—	180,882	—	180,882	—%	(180,882)	(100)%

Loss before income taxes	(1,845,952)	(72,258)	(116,932)	1,773,694	(96)%	(44,674)	62%
Provision for income taxes	(6,513)	(7,206)	(979)	(693)	11%	6,227	(86)%

Net loss	$(1,852,465)	$(79,464)	$(117,911)	1,773,001	(96)%	(38,447)	48%
Accretion on mandatorily redeemable preferred stock	—	(356)	(13,904)	(356)	—%	(13,548)	—%

Net loss attributable to common shares	$(1,852,465)	$(79,820)	$(131,815)	$1,772,645	(96)%	$(51,995)	65%

Overview

      We deliver digital communications software and services that enable enterprises, government agencies, wireless carriers, and service providers to rapidly deploy highly scalable solutions for messaging and identity management. Built upon an open, extensible software platform, these solutions help organizations expand the range of digital communications services they provide, while frequently reducing overall costs. Our messaging solutions, that are available both as licensed software and as hosted services, provide integrated access to a range of communication and collaboration applications from wireless devices, Web browsers, desktop clients, and voice systems. This integration can provide new revenue opportunities for carriers and service providers and enables them to attract new subscribers, drive more usage, and retain subscribers longer. For enterprises and governments, Our solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable easier compliance with new regulatory mandates, and help reduce the cost and effort of deploying modern messaging services to distributed organizations, mobile users, deskless workers, suppliers and customers.

      During 2001 we evaluated our various products, services, facilities and the business plan under which we were operating. In connection with this review, we implemented and substantially completed a strategic restructuring plan that involved reorganizing and refocusing Critical Path’s product and service offerings, a reduction in workforce and a facilities and operations consolidation. Additionally, we implemented an aggressive expense management plan to further reduce operating costs. At the end of 2001, we had divested all of the products and services deemed to be non-core to our continued operations, reduced headcount by 44%, reduced the number of facilities by 65% and implemented other cost cutting measures, resulting in a significant reduction in overall operating expenses.

      In May 2002, we approved a restructuring plan to reduce our expense levels to be consistent with the then current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs.

      Most recently, in January 2003, we announced a restructuring initiative designed to further reduce our expense level in an effort to achieve operating profitability assuming limited revenue growth. The cost-reduction plan targets reduced operating expenses, excluding special charges, amortization and depreciation, of approximately $22 million annually. Quarterly operating expenses are expected to be, excluding special charges, amortization and depreciation, approximately $21 million to $22 million by mid-year 2003. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction is partially offset by outsourcing approximately 75 positions to lower cost service providers. We anticipate an aggregate charge of approximately $7.5 million resulting from the cost reduction plan, inclusive of cash and non-cash expenses. We expect to incur the charge through the first half of 2003.

      In addition to these formal restructuring initiatives, we have sought aggressively to manage our cost structure throughout 2001 and 2002, identifying incremental savings where possible. We intend to continue to aggressively manage our expenses in 2003, while maintaining strong service levels to our customers.

      We have incurred significant losses since our inception, and as of December 31, 2002, we had an accumulated deficit of approximately $2.2 billion, inclusive of a $1.3 billion charge for impairment of long-lived assets recorded in the fourth quarter of 2000. We intend to continue to invest in sales and marketing, development of our technology and solution offerings, and related enhancements. We may continue to incur operating losses through the end of 2003, however, we do not anticipate the need for additional financing prior to December 31, 2003.

      In view of the rapidly evolving nature of our business, prior acquisitions, organizational restructuring and limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At December 31, 2002, we had 577 employees, as compared to 562 employees at December 31, 2001 and 1,041 employees at December 31, 2000. We do not believe that our historical trends for revenues, expenses or personnel are indicative of future results.

Critical Accounting Policies

      The following discussion and analysis of our financial condition and results of operations is based on its consolidated financial statements and results of operations, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe the following are the most critical accounting policies underlying our presentation of our financial condition and related operating results:

•	Revenue recognition;

•	Valuation and impairment of long-lived assets and identifiable intangible assets;

•	Estimating allowance for doubtful accounts and contingencies; and

•	Stock-based compensation.

     Revenue recognition

      Our revenues are derived from four primary sources: software license sales, professional services, maintenance and support and hosted messaging services. Revenues are recognized once the related products or services have been delivered and collection of associated fees is considered probable.

      Software license revenues are generated from the sale of our messaging and identity management products under perpetual and term licenses. Software license revenues are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software to the customer has occurred and the collection of a fixed or determinable license fee is considered probable. Our revenue recognition policies require that revenues recognized from software arrangements be allocated to each undelivered element of the arrangement based on the fair values of the elements, such as post contract customer support, installation, training or other services. Professional service revenues are generated from fees primarily related to training, installation and configuration services associated with implementing and maintaining our license software products for our customers. Professional service revenues are recognized in the period in which the services are performed. Maintenance and support service revenues are generated from fees for post-contract customer support agreements associated primarily with our software license products. Maintenance services typically include rights to future update and upgrade product releases and dial-up phone services and the associated fees are typically paid up-front by the customer, deferred and recognized ratably over the term of the support contract, which is generally one year.

      We also enter into arrangements that include multiple products and services where the services are deemed essential to the functionality of a delivered element, under such circumstances we recognize the entire arrangement fee using the percentage of completion method. Under this method, individual contract revenues are recorded based on the percentage relationship of the contract costs incurred as compared to management’s estimate of the total cost to complete the contract.

      We also sell our license software products through resellers. Revenues from reseller agreements may include a nonrefundable, advance royalty which is payable upon the signing of the contract and license fees based on the contracted value of our products purchased by the reseller. Additionally, revenues from reseller agreements may include nonrefundable fees related to software license products and related services for an identified customer of the reseller. Guaranteed license fees from resellers, where no right of return exists, are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software has occurred and the collection of a fixed or determinable license fee is considered probable. Non-guaranteed per-copy license fees from resellers are initially deferred and are recognized when they are reported as sold to end-users by the reseller.

      Hosted messaging revenues are generated from fees for hosting services we offer related to our messaging and collaboration solutions, including but not limited to email, calendar, reserve and news groups . These are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a monthly basis over the term of the contract beginning with the month in which service delivery starts. Amounts billed or received in advance of service delivery, including branding and set-up fees, are initially deferred and subsequently recognized on a ratable basis over the expected term of the relationship beginning with the month in which service delivery starts.

     Valuation and impairment of long-lived assets and identifiable intangible assets

      We periodically evaluate the carrying value of long-lived assets and identifiable intangible assets for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever the evaluation demonstrates that the carrying amount of a long-lived asset is not recoverable. In connection with the impairment analysis performed in the fourth quarter of 2000, the estimates of fair values were based upon the discounted estimated cash flows of Critical Path for the succeeding three years using a discount rate of 25% and estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and an estimated terminal value, reflect management’s best estimates. The discount rate was primarily based upon the weighted average cost of capital for comparable companies. During 2001 and in connection with our strategic restructuring effort, an additional assessment of impairment was performed on certain of our remaining long-lived assets. The restructuring plan identified and formulated a plan to exit certain products and services that were determined to be non-core to Critical Path’s business strategy. We reviewed the intangible assets related to these non-core products and services and, as a result of the assessment, recorded an impairment charge to these assets in the second quarter. Additionally during the fourth quarter of 2001, we performed an evaluation of long-lived assets within our core business. As a result of this assessment we recorded a further impairment charge. This charge resulted from an impairment of assets associated with our core business, primarily the hosted messaging services, as we determined that we had excess capacity and equipment related to certain core products and services. No impairment charge was recorded in 2002.

     Estimating allowance for doubtful accounts and contingencies

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. For this reason, actual results could differ from those estimates. Management must make estimates surrounding their ability to collect revenues and related accounts receivable. Management specifically analyzes accounts receivable, historical and current economic trends, previous bad debts, customer concentrations, credit worthiness of customers, and payment terms of customer accounts, when evaluating adequacy of the allowance for doubtful accounts.

      Management estimates liabilities and contingencies at the end of each period. The current financial statement presentation reflects management’s best estimates of liabilities and pending litigation which are probable and where the amount and range of loss can be estimated. We record the minimum liability related to those claims where there is a range of loss. Because of the uncertainties related to the probability of loss and the amount and range of loss on the pending litigation, management may not be able to make an accurate estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will continue to assess the potential exposure related to our pending litigation and update our estimates and related disclosures. Such future revisions in our estimates could materially impact our financial results.

     Stock-based compensation

      Our stock-based employee compensation plans are described more fully in Note 16 of Notes to Consolidated Financial Statements — Shareholders’ Equity (Deficit). We account for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Stock-based employee compensation cost is reflected in net loss, as some options granted under those plans had an exercise price less than the fair value of the underlying common stock on the date of grant, which is described more fully in Note 16 of Notes to Consolidated Financial Statements — Shareholders’ Equity (Deficit).

      We amortize stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years. Pro forma information regarding net loss and net loss per share is required. This information is required to be determined as if we had accounted for employee stock options under the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148.

      The fair value of options and shares issued pursuant to the option plans at the grant date were estimated using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

      The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Year Ended December 31

	2000	2001	2002

	(In thousands, except per share amounts)
Net loss attributable to common shares — as reported	$(1,852,465)	$(79,820)	$(131,815)
Add:
Unearned stock-based employee compensation expense included in reported net loss attributable to common shares, net of related tax effects	25,283	38,165	9,997
Deduct
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(332,420)	(23,901)	(68,658)

Net loss attributable to common shares — pro forma	(2,159,602)	(65,556)	(190,476)
Basic and diluted net loss per share attributable to common shares — as reported	(30.67)	(1.08)	(1.69)
Basic and diluted net loss per share attributable to common shares — pro forma	(35.76)	(0.89)	(2.45)

      The effects of applying pro forma disclosures of net loss and net loss per share are not likely to be representative of the pro forma effects on net loss and net loss per share in the future years, as the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Results of Operations

      The following table presents our net revenues and selected cost of net revenues data during 2000, 2001 and 2002 and the relative composition of net revenues and the selected cost of net revenues data as a percentage of net revenues during 2000, 2001 and 2002.

				Percentage of Total
	Historical Amounts			Net Revenues

	2000	2001	2002	2000	2001	2002

	(In thousands)
Period Ended December 31,
Net revenues
Software license	$51,607	$30,960	$35,176	38%	30%	40%
Hosted messaging	58,553	43,821	24,893	43	42	29
Professional services	14,527	12,573	11,593	11	12	13
Maintenance and support	10,966	16,819	15,471	8	16	18

				Percentage of Related
				Net Revenues

Selected cost of net revenues
Software license	$2,731	$1,533	$2,682	5%	5%	8%
Hosted messaging	59,104	59,124	29,303	101	135	118
Professional services	5,945	10,315	10,020	41	82	86
Maintenance and support	8,060	10,081	8,670	73	60	56

     Net Revenues

      Software License. We recognized $35.2 million in software license revenues during 2002, as compared to $31.0 million in 2001 and $51.6 million in 2000. Software license revenues in 2002 increased $4.2 million from 2001 due primarily to renewed customer confidence in Critical Path and continued improvement to our license product offerings. Uncertainty surrounding our prospects and viability in the first half of 2001 caused a number of existing and potential customers to delay purchasing decisions. This uncertainty stemmed from our restatement of certain previously released financial results for the third quarter of 2000 and subsequently affected the termination and resignation of much of the leadership in our sales organization and significant turnover within our senior management group. During the second half of 2001 and first half of 2002, we restructured our business, reorganized our management team, and endeavored to rebuild customer confidence in us. Software license revenues in 2001 decreased $20.6 million from 2000 due primarily to this uncertainty exacerbated by unfavorable macroeconomic conditions, which caused further delays in information technology spending. Furthermore, the terrorist attacks of September 11, 2001 significantly impacted world economic markets and delayed some of our licensed software sales with enterprise customers who operated in the affected areas or whose operations were disrupted by these events. Additionally, we exited or sold certain non-core software license products and services during the second half of 2001 as part of our 2001 restructuring initiatives. We recognized no software license revenues related to non-core products in 2002, as compared to approximately $2.5 million in 2001 and $4.5 million in 2000. Excluding related non-core products and services, software license revenues were $35.2 million in 2002, $28.5 million in 2001 and $47.1 million in 2000.

      In August 2002, a dispute arose with Sun Microsystems over the calculation of royalty revenues related to the sale of certain iPlanet products and solutions containing our technology. In December 2002, an independent audit was completed and the results were presented to Sun Microsystems. We will not recognize royalty revenues from Sun Microsystems until we come to a mutual agreement on current and historic contractual obligations, however, based on the findings of the independent audit, we expect that any impact to revenue will be insignificant. During the second, third and fourth quarters of 2002 we excluded all royalty revenues earned from Sun Microsystems, Inc.

      Hosted Messaging. We recognized $24.9 million in hosted messaging revenues during 2002, as compared to $43.8 million in 2001 and $58.6 million in 2000. Hosted messaging revenues in 2002 decreased $18.9 million from 2001 due primarily to our 2001 restructuring initiatives in which we exited or sold certain non-core hosted messaging products and services during the second half of 2001. In addition, during 2002, we experienced a net loss in customers and volume, which also contributed to the decline in hosted messaging revenues in 2002. Hosted messaging revenues in 2001 decreased $14.7 million from 2000 due primarily to our 2001 restructuring initiatives as well. We recognized no hosted messaging revenues related to non-core services in 2002, as compared to approximately $13.6 million in 2001 and $27.0 million in 2000. Excluding related non-core products and services, hosted messaging revenues were $24.9 million in 2002, $30.2 million in 2001 and $31.6 million in 2000.

      Professional Services. We recognized $11.6 million in professional services revenues during 2002, as compared to $12.6 million in 2001 and $14.5 million in 2000. Professional services revenues in 2002 decreased $1.0 million from 2001 due primarily to our elimination of certain non-core products and services in the second half of 2001 as part of our 2001 restructuring initiatives. Professional services revenues in 2001 decreased $2.0 million from 2000 as a result of the restructuring initiatives as well as the reduction in software license sales in 2001. We recognized no professional services revenues related to non-core products and services in 2002, as compared to approximately $1.7 million in 2001 and $2.9 million in 2000. Excluding related non-core products and services, professional services revenues were $11.6 million in 2002, $10.9 million in 2001 and $11.6 million in 2000.

      Maintenance and Support. We recognized $15.5 million in maintenance and support revenues during 2002, as compared to $16.8 million in 2001 and $11.0 million in 2000. Maintenance and support revenues in 2002 decreased $1.3 million from 2001 due primarily to our elimination of certain non-core products and services in the second half of 2001 as part of our 2001 restructuring initiatives. Maintenance and support revenues in 2001 increased $5.9 million from 2000 due primarily to our completion of several acquisitions during 2000 and additional sales of software license products during 2000 and 2001. However, this increase was partially offset by our elimination of certain non-core products and services through the restructuring initiatives. We recognized no maintenance and support revenues related to non-core products and services in 2002, as compared to approximately $3.8 million in 2001 and $1.1 million in 2000. Excluding related non-core products and services, maintenance and support revenues were $15.5 million in 2002, $13.0 million in 2001 and $9.9 million in 2000.

      Our international operations accounted for approximately 54% of net revenues in 2002, 40% in 2001 and 38% in 2000. The significant increase in international revenues as a percentage of total revenues in 2002 resulted primarily from the increase in license revenues in Europe and the decrease in our domestic hosted messaging revenues.

     Cost of Net Revenues

      Software License. Cost of net software license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs and third-party royalties. Software license costs were $2.7 million in 2002, as compared to $1.5 million in 2001 and $2.7 million in 2000. Software license costs in 2002 increased by $1.2 million from 2001 due primarily to the increase in software license revenues over the same period, and to a lesser extent, an increase on third party costs. Software license costs in 2001 decreased by $1.2 million from 2000 due primarily to the reduction in software license revenue over the same period.

      Hosted Messaging. Cost of net hosted messaging revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, and other direct and allocated indirect costs. Hosted messaging costs were $29.3 million in 2002, as compared to $59.1 million in both 2000 and 2001. Hosted messaging costs in 2002 decreased by $29.8 million, or 50%, from 2001 due primarily to cost savings generated through our 2001 and 2002 restructuring initiatives, including the termination of employees, the reduction in related personnel costs, the sale or exit of several non-core services, the retirement of surplus network infrastructure equipment and software and the consolidation of data centers. Hosted messaging costs in 2001 were flat against 2000. Depreciation expense related to cost of net hosted messaging revenues, totaled $15.3 million, $26.3 million and $23.9 million during 2002, 2001 and 2000, respectively.

      Professional Services. Cost of professional services revenues consists primarily of personnel costs including custom engineering, installation and training services for our licensed solutions, and other direct and allocated indirect costs. Professional services costs were $10.0 million in 2002, as compared to $10.3 million in 2001 and $5.9 million in 2000. Professional services costs in 2002 decreased by $0.3 million from 2001, due primarily to cost savings generated through our 2001 and 2002 restructuring initiatives, including the termination of employees and the reduction in related overhead and personnel costs. Professional services costs in 2001 increased by $4.4 million from 2000 due primarily to additional personnel costs associated with our acquisitions in 2000.

      Maintenance and Support. Cost of maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. Maintenance and support costs were $8.7 million in 2002, as compared to $10.1 million in 2001 and $8.1 million in 2000. Maintenance and support costs in 2002 decreased by $1.4 million from 2001 due primarily to cost savings generated through our 2001 and 2002 restructuring initiatives, including the termination of employees and the reduction in related personnel costs. Maintenance and support costs in 2001 increased by $2.0 million from 2000 due primarily to additional personnel costs associated with our acquisitions in 2000.

      Operations, customer support and professional services staffing totaled 182 employees at December 31, 2002, 192 employees at December 31, 2001 and 340 employees as December 31, 2000. Headcount decreased year over year as a result of our 2001 and 2002 strategic restructuring initiatives. The headcount is also expected to decrease in 2003 by an estimated 25%.

      The following table presents selected operating expenses of Critical Path during 2000, 2001 and 2002.

				Percentage of Total
	Historical Amounts			Net Revenues

	2000	2001	2002	2000	2001	2002

	(In thousands)
Period Ended December 31,
Selected operating expenses
Sales and marketing	$66,125	$53,356	$43,604	49%	51%	50%
Research and development	31,022	30,744	19,649	23	30	23
General and administrative	30,444	42,260	22,128	22	41	25

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expenses were $43.6 million in 2002, as compared to $53.4 million in 2001 and $66.1 million in 2000. Sales and marketing expenses in 2002 decreased by $9.8 million from 2001 due primarily to cost savings generated through our 2001 and 2002 restructuring initiatives, including the termination of employees and reduction in related personnel costs of approximately $5.5 million, and the reduction in certain marketing program costs which accounted for approximately $2.9 million of the decrease. Sales and marketing expenses in 2001 decreased by $12.8 million from 2000 due primarily to the termination and resignation of employees in our sales organization during the first quarter of 2001, the termination of certain strategic marketing relationships related to non-core services and other cost cutting measures in connection with the headcount reduction of our 2001 restructuring initiatives. Sales and marketing staffing totaled 144 employees at December 31, 2002, 131 employees at December 31, 2001 and 305 employees at December 31, 2000. Headcount increased in 2002 as a result of the reorganization of our sales force and decreased in 2001 as a result of our 2001 strategic restructuring initiatives. Consistent with recently announced restructuring initiatives headcount in sales and marketing is expected to further decrease approximately 25% during 2003.

      Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. Research and development expenses were $19.6 million in 2002, as compared to $30.7 million in 2001 and $31.0 million in 2000. Research and development expenses in 2002 decreased by $11.1 million from 2001 due primarily to cost savings generated through our 2001 and 2002 restructuring initiatives, including the termination of employees and the reduction in related personnel costs of approximately $5.3 million, the cancellation of certain outside consulting arrangements, which accounted for approximately $1.5 million, and the consolidation of facilities, which accounted for approximately $4.6 million of the decrease. Research and development expenses in 2001 decreased by $300,000 from 2000 due primarily to our 2001 restructuring initiatives, including the termination of certain employees as well as certain contracts with outside consultants, and the implementation of other cost cutting measures. Research and development staffing totaled 163 employees at December 31, 2002, 148 employees at December 31, 2001 and 252 employees at December 31, 2000. Consistent with recently announced restructuring initiatives, headcount in research and development is expected to decrease approximately 25% during 2003.

      General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expenses were $22.1 million in 2002, as compared to $42.3 million in 2001 and $30.4 million in 2000. General and administrative expenses in 2002 decreased by $20.1 million from 2001 due primarily to cost savings generated though our 2001 and 2002 restructuring initiatives, including the termination of employees and the reduction in related personnel costs of approximately $3.5 million, the reduction in outside legal and accounting fees, which accounted for approximately $7.7 million, and the consolidation of facilities, which accounted for approximately $6.6 million of the decrease. General and administrative expenses in 2001 increased by $11.8 million from 2000 primarily as a result of increased compensation and other personnel costs from the additional headcount added through the acquisitions completed during 2000. Additionally, we incurred higher fees for outside professional services in 2001, in particular significantly higher legal and accounting fees related to the SEC investigation and shareholder litigation which included legal fees reimbursed with respect to indemnification obligations to former officers and directors. These increases in general and administrative expenses were partially offset by the termination of several employees in connection with our 2001 restructuring initiative and the implementation of other cost cutting measures. General and administrative staffing totaled 88 employees at December 31, 2002, 91 employees at December 31, 2001 and 144 employees at December 31, 2000. Consistent with recently announced restructuring initiatives, headcount in general and administrative is expected to decrease approximately 25% during 2003.

     Goodwill and Other Intangibles Assets

      Amortization of Goodwill. In connection with our acquisitions completed in 1999, 2000 and 2002, all of which were accounted for using the purchase method of accounting, we recorded goodwill other intangible assets, for assembled workforce, customer base, and existing technology. During 2000 and 2001 we recorded amortization of goodwill of $341.7 million and $643,000, respectively. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the reclassification of certain existing recognized intangibles as goodwill. In connection with the adoption of SFAS No. 142, in January 2002, we have reclassified certain intangible assets and related amortization associated with assembled workforce to goodwill and ceased any future amortization of goodwill. Amortization expenses related to these assets totaled $5.8 million and $4.7 million during 2000 and 2001, respectively, and was included in amortization of intangible assets. There was no amortization expense recorded in 2002. See also Note 8 of Notes to Consolidated Financial Statements — Goodwill and Other Intangible Assets.

      Amortization of Intangible Assets. In connection with our acquisitions completed in 1999 and 2000, all of which were accounted for using the purchase method of accounting, we recorded goodwill and other intangible assets, primarily for assembled workforce, customer base and existing technology. Additionally, we have recorded intangible assets related to certain warrants issued to strategic partners. In connection with the adoption of SFAS No. 142, discussed above, we have reclassified certain intangible assets and related amortization associated with assembled workforce out of intangible assets and into goodwill. Based on the types of identifiable intangibles assets acquired, amortization expenses of $18.1 million, $21.3 million and $18.5 million were allocated to the cost of net revenues and amortization expenses of $382.9 million, $32.7 million and $24.8 million were allocated to operating expenses in 2000, 2001 and 2002, respectively. Additionally, we recorded charges related to the impairment of certain long-lived assets, including intangible assets. Impairment charges of $25.3 million and $16.7 million were allocated to the cost of net revenues and impairment charges of $1.3 billion and $10.0 million were allocated to operating expenses in 2000 and 2001, respectively. No impairment charges were expensed in 2002. See also the Critical Accounting Policies section of Management’s Discussion and Analysis and Note 8 of Notes to Consolidated Financial Statements — Goodwill and Other Intangible Assets.

      Warrants. During 1999 and 2000, we issued warrants to purchase shares of our preferred and common stock pursuant to certain strategic agreements. The value of these warrants were fully amortized as of December 31, 2002. See also Note 8 of Notes to Consolidated Financial Statements — Goodwill and Other Intangible Assets and Note 17 — Impairment of Long-Lived Assets. We believe that these warrants could have a significant future impact on our results of operations.

      In January 1999, we entered into an agreement with ICQ, Inc., a subsidiary of AOL Time Warner, pursuant to which we agreed to provide email hosting services that are integrated with ICQ’s instant messaging service provided to ICQ’s customers. As part of the agreement, ICQ agreed to provide sub-branded advertising for Critical Path in exchange for a warrant to purchase 2,442,766 shares of Series B Preferred Stock, issuable upon attainment of each of five milestones. As of April 9, 2000, all five milestones had been attained and the final revised aggregate fair value of all vested warrants was $93.8 million, which is being amortized to advertising expense using the straight-line method over four years. During the fourth quarter of 2000, we recorded an impairment charge of $16.8 million bringing the adjusted fair value to approximately $30.1 million, which was amortized over the remaining benefit period.

      In October 1999, we entered into an agreement with Qwest Communications Corporation, a telecommunications company, pursuant to which we agreed to provide email hosting services to Qwest’s customers. As part of the agreement, Qwest agreed to provide sub-branded advertising for us in exchange for warrants to purchase up to a maximum of 3,534,540 shares of common stock upon attainment of each of six milestones. In October 1999, the first of the six milestones had been attained and the final revised aggregate fair value of the vested warrants associated with the first milestone approximated $22.2 million, which is being amortized to advertising expense using the straight-line method over three years. None of the remaining milestones are considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones has not been recognized. During the fourth quarter of 2000, we recorded an impairment charge of $4.8 million bringing the adjusted fair value to approximately $8.6 million, which was amortized over the remaining benefit period.

      In December 1999, we entered into an agreement with Worldsport Network Ltd., which was the sole and exclusive provider of Internet solutions for the General Association of International Sports Federations or GAISF and a majority of the international federations it recognizes. Under the terms of the agreement, Worldsport offered our Web-based email and calendaring services to the GAISF network and its members. As part of the agreement, Worldsport agreed to provide sub-branded advertising for us in exchange for warrants to purchase up to a 1.25% equity interest in Critical Path on a fully diluted basis upon attainment of each of five milestones based on the number of email boxes for which Worldsport registers and provides sub-branding. The warrants are exercisable for five years after becoming vested. Any warrants not vested within five years of the date of the agreement will be cancelled. Worldsport ceased operations and filed for bankruptcy during 2000 and none of the milestones are considered probable. Accordingly, no deferred compensation associated with these warrants has been recognized.

      In December 1999, we entered into an agreement with one of our lessors, in connection with an office lease, pursuant to which the lessor was issued warrants to purchase up to a maximum of 25,000 shares of our common stock. The warrants may be exercised beginning January 1, 2000 through December 20, 2006 at a price of $90.00 per share. The warrants vest at the beginning of each month on a straight-line basis in the amount of 521 shares per month. The fair value of approximately $2.0 million was being amortized to general and administrative expenses using the straight-line method over 10 years. During both 2000 and 2001, approximately $200,000 was charged to stock-based expense related to the vested warrants. In March 2002, the lease was terminated and the remaining value of $1.6 million was recognized as stock-based expense.

      In January 2000, The docSpace Company entered into an agreement with a major telecommunications company (“Telco”) pursuant to which docSpace would provide secure messaging services to Telco’s customers. As part of the agreement, Telco agreed to provide marketing, publicity, and promotional services to docSpace. As a result of the completion of our acquisition of docSpace, we assumed warrants that allowed Telco to purchase up to a maximum of 349,123 shares of our common stock upon attainment of each of three milestones. Subsequent to the acquisition, we entered into discussions with Telco to modify our relationship. We believe the vesting provisions of the agreement will be modified to reflect the requirements of the new relationship. As of December 31, 2002, none of the vesting milestones of the original agreement had been attained and none of the milestones are considered probable. Accordingly, no deferred compensation associated with the warrants has been recognized.

      Acquired In-Process Research And Development. In connection with the acquisitions of ISOCOR and PeerLogic during 2000, we recognized $3.7 million in expenses representing the value attributable to acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was determined by estimating the future net cash flow of the acquired in-process research and development over its respective estimated useful life and discounting the net cash flow back to its present value. At December 31, 2002, actual results were consistent, in all material respects, with our assumptions at the time of the acquisitions. All acquired in-process research and development was expensed at the date of acquisition. No amounts were recognized resulting from acquired in-process research and development during 2001 and 2002.

      Acquisition-Related Retention Bonuses. In connection with the acquisitions of dotOne, Amplitude, Xeti, FaxNet, ISOCOR, and docSpace, we established various retention bonus programs that in the aggregate amounted to approximately $20.7 million in incentives for certain former employees of these companies to encourage their continued employment with Critical Path. Based on the employees participating in these programs during 2000, expenses of $1.0 million were allocated to cost of net revenues and expenses of $8.3 million were allocated to operating expenses. During 2001 and 2002, expenses of $1.4 million and $11,000, respectively, were allocated to operating expenses related to these retention bonus programs. The significant year over year decrease in acquisition-related retention bonus expenses resulted from the completion of all bonus programs in 2001 and 2002. All bonus programs were fully amortized and funded at December 31, 2002.

      Stock-Based Expenses. Stock-based expenses totaled $25.2 million, $38.2 million and $10.0 million in 2000, 2001 and 2002, respectively. These amounts were comprised of stock-based charges related to stock options granted to employees and consultants. Based on the functions of the employees and consultants participating in the related option grants, during 2000, 2001 and 2002, expenses of $1.6 million, $4.1 million and $1.2 million, respectively, were allocated to cost of net revenues and the remaining expenses were allocated to operating expenses. See also the Critical Accounting Policies Section and Management’s Discussion and Analysis and Note 16 of Notes to Consolidated Financial Statements — Shareholders’ Equity (Deficit). During 2001 and 2002, we incurred stock-based charges of approximately $1.7 million and $627,000, respectively, in connection with certain severance agreements for terminated employees and consulting arrangements. These charges were included in operating expenses based on the functions of the related employees and consultants. During 2000, we incurred stock-based charges of approximately $5.7 million in connection with certain severance agreements for terminated employees. Approximately $3.4 million of this charge was included in employee severance expense in connection with our plan to reduce worldwide headcount and the remaining $2.3 million was included in stock-based expenses.

      In February 2002, the Court gave preliminary approval to the settlement of the principal class action litigation. In June 2002, the Court entered its final approval of the settlement. In connection with the settlement, we agreed to issue warrants to purchase up to 850,000 shares of our common stock at $10.00 per share, and recorded a charge of $697,000 to operating expense related to the fair value of these warrants. We are currently finalizing the terms of the settlement of the derivative litigation associated with the same period.

      Stock-based expenses increased during 2000 and 2001 primarily caused by the increase in the number of stock option grants with exercise prices below fair market value during 1999 and 2001 and by the issuance of warrants in 1999 throughout 2001. During 2002 and the second half of 2001, the unearned compensation balances related to these grants were substantially reduced as a result of the headcount reductions during 2000, 2001 and 2002, causing a reduction in stock-based expense in 2002. All unearned compensation balances related to the 1998 and 1999 grants were fully amortized as of December 31, 2002 and $59,000 remained, related to the March 2001 grants and will be fully amortized by March 31, 2003.

Strategic Restructuring and Employee Severance (in millions)

	Liabilities at				Liabilities at
	December 31,	Total	Noncash	Cash Receipts	December 31,
	2001	Charges	Charges	(Payments)	2002

Workforce reduction	$0.1	$2.1	$—	$(1.0)	$1.2
Facility and operations consolidation and other charges	1.9	1.1	(0.4)	(1.5)	1.1
Non-core product and service sales and divestitures	0.2	—	—	0.1	0.3

Total	$2.2	$3.2	$(0.4)	$(2.4)	$2.6

      In July 2000, we announced a plan to reduce our worldwide employee headcount by approximately 113 employees or 11%. This employee reduction plan was executed with the intent to realize various synergies gained through the nine acquisitions we completed in 1999 and the first half of 2000. During 2000, we recognized a charge for severance-related costs totaling $6.7 million, comprised of $3.3 million in cash charges and $3.4 million in stock-based compensation expense, which resulted from the acceleration of certain employee stock options in connection with our employee reduction plan. During 2000, we paid all amounts related to employee severance.

      In April 2001, we announced a strategic restructuring plan that involved reorganizing and refocusing our product and service offerings, a workforce reduction, and a facilities and operations consolidation. Additionally, we implemented an aggressive expense management plan to further reduce operating costs while maintaining appropriate levels of customer service. We completed our restructuring plan in 2001, including the divestiture of all products and services deemed to be non-core products and services to the continued operations of Critical Path, a 44% reduction in headcount, a 65% reduction in the number of facilities and the implementation of other cost cutting measures, resulting in a significant reduction in overall operating expenses. The non-core products and services comprised approximately 26% and 21% of total revenues in the years ended December 31, 2000 and 2001.

      During 2001, we sold or discontinued all of our non-core products and services and as a result of these transactions recognized a net gain of $1.0 million for the year ended December 31, 2001. We reduced our headcount from 1,011 employees at March 31, 2001 to 562 employees at December 31, 2001. Charges related to the headcount reduction consisted primarily of the payment of severance and fringe benefits, and aggregated approximately $10.3 million during 2001. In connection with the consolidation of facilities we reduced from 77 facilities at March 31, 2001 to 27 facilities at December 31, 2001. Charges related to the facility consolidation consisted primarily of lease termination costs, future lease payments and related fees, and aggregated approximately $9.0 million during 2001. At December 31, 2002, the balance of the accrual was approximately $600,000 and is expected to be utilized by the end of 2003.

      In May 2002, the Board of Directors approved a restructuring plan to further reduce our expense levels to be consistent with the then current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. During 2002, approximately $762,000 was charged against this accrual, primarily cash payments of severance related costs. The balance of the accrual at December 31, 2002, of approximately $777,000 is expected to be utilized by the end of 2003.

      In January 2003, we announced a restructuring initiative designed to further reduce our expense level in an effort to achieve operating profitability assuming no or moderate revenue growth. The cost-reduction plan targets a reduction in operating expenses, excluding special charges, amortization and depreciation, of approximately $22 million annually. Quarterly operating expenses are expected to be excluding special charges, amortization and depreciation, of approximately $21 million to $22 million by mid-year 2003. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of our workforce. The headcount reduction is partially offset by outsourcing approximately 75 positions to lower cost service providers. We anticipate an aggregate charge of approximately $7.5 million resulting from the cost reduction plan, inclusive of $6.5 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $668,000 in severance and related costs and $1.0 million in facilities lease termination costs. We expect to incur the remainder of the charge through the first half of 2003. At December 31, 2002, the balance of the accrual was approximately $1.2 million and is expected to be utilized by the end of 2003.

Interest and Other Income (Expense)

      Interest and other income consists primarily of interest earnings on cash and cash equivalents as well as net gains (losses) on foreign exchange transactions. We completed private placements of equity securities in

April 1998, September 1998 and January 1999, and we completed public offerings of common stock in April 1999 and June 1999. In addition, on March 30, 2000, we issued $300.0 million of five-year, 5 3/4% Convertible Subordinated Notes due on April 1, 2005. As a result, interest income increased significantly during the latter half of 1999 and into 2000, in comparison with early 1999, due to higher cash balances available for investing. During 2001, we used $53.1 million to retire a substantial portion of our convertible subordinated notes, as well as a significant amount of cash to fund our operating activities during both 2001 and 2002. As a result of this reduction in cash, interest income significantly decreased in 2001 and 2002 from 2000. During 2000, we recognized a net loss from foreign currency transactions associated with our international operations in the amount of $280,000, a net gain of $947,000 in 2001 and a net loss of $817,000 in 2002. Based on the current international markets, we expect that fluctuations in foreign currencies could have a significant impact to our operating results in 2003.

      In connection with the financing transaction closed in December 2001, the Series D Preferred Stock was deemed to have an embedded derivative. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the preference to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. At December 31, 2002, the estimated fair value of the liquidation preference was $12.6 million, resulting in a net charge to other expense during 2002 of $7.4 million due to the increase in estimated fair value of the liquidation preference from $5.2 million at December 31, 2001.

Depreciation Expense

      Depreciation expense primarily relates to the expensing, over the estimated useful lives, of capital equipment used in network infrastructure and for our hosted messaging services, leasehold improvements and equipment used in our general operations. Depreciation expense totaled $34.4 million, $43.0 million and $27.2 million during 2000, 2001 and 2002, respectively. Included in these amounts was depreciation expense related to cost of net hosted messaging revenues, which totaled $23.9 million, $26.3 million and $15.3 million during 2000, 2001 and 2002, respectively. The remaining depreciation expense related to capital expenditures incurred for general operations of our business and has been allocated to cost of net revenues and operating expense, as appropriate.

Interest Expense

      Interest expense consists primarily of interest and amortization of issuance costs related to our 5 3/4% Convertible Subordinated Notes issued in March 2000 and interest on certain capital leases. We incurred approximately $13.0 million, $12.1 million and $2.2 million in interest expense on the Convertible Subordinated Notes, and approximately $1.6 million, $1.5 million and $275,000 related to amortization of debt issuance costs in 2000, 2001 and 2002, respectively.

Equity in Net Loss of Critical Path Pacific

      In June 2000, we established a joint venture, Critical Path Pacific, Inc. with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. We invested $7.5 million and held a 40% ownership interest in the joint venture. This investment was being accounted for using the equity method. During 2000, 2001 and 2002, we recorded equity in net loss of joint venture of approximately $1.0 million, $1.9 million and $1.4 million, respectively.

      On June 6, 2002, we acquired the remaining 60% ownership interest in Critical Path Pacific, Inc. for $3.0 million in cash and the assumption of $2.6 million in business restructuring and capital lease obligations. The excess of the purchase price of $5.6 million over the fair value of the acquired net assets, primarily working capital and fixed assets, of $4.6 million was recorded as goodwill. In accordance with SFAS No. 142, this goodwill asset of approximately $1.0 million will not be amortized; however, we will test this asset for impairment on an annual basis, or more frequently if events or circumstances indicate that the asset might be impaired. We began including the financial results of Critical Path Pacific in our own consolidated results subsequent to the acquisition date. As a result, the second quarter of 2002 represented the last quarter in which we used the equity method to account for our ownership interest in Critical Path Pacific.

Minority Interest in Net Income of Consolidated Subsidiary

      In January 2000 and in connection with our acquisition of Isocor Corporation, we acquired a 72.87% interest in CP Italia. During 2000 and 2001 we consolidated their operating results and recorded minority interest in net income of CP Italia, which amounted to $649,000 in 2000 and was insignificant in 2001. In March 2001, in connection with our agreement to purchase the remaining minority interest, we acquired the outstanding 27.13% interest in CP Italia for approximately $4.2 million.

Loss on Investments

      During 2000, 2001 and 2002, we determined that certain of our investments were other than temporarily impaired and recorded write downs of $23.6 million, $702,000 and $1.5 million, respectively. During 2000, these adjustments reduced the carrying value by $2.6 million in investments in marketable securities and $21.0 million in investments in non-marketable securities. During 2001 and 2002, investments in non-marketable securities were written-down by $702,000 and $1.5 million, respectively. See also Note 6 of Notes to Consolidated Financial Statements — Investments.

Provision for Income Taxes

      No current provision or benefit for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization. We recognized a provision for foreign income taxes during 2000, 2001 and 2002 as certain of our European operations generated income taxable in certain European jurisdictions.

Convertible Subordinated Notes

      In March 2000, we issued $300.0 million of five-year, 5 3/4% Convertible Subordinated Notes due April 2005 to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. We incurred approximately $10.8 million in debt issuance costs, consisting primarily of underwriting discount and legal and other professional fees. These costs have been capitalized and will be recognized as a component of interest expense on a straight-line basis, which approximates the effective interest method, over the five-year term of the Notes. Interest is payable on April 1 and October 1 of each year. As of December 31, 2001 and 2002, there was approximately $600,000 and $560,000 in interest payable, respectively. These Notes are subordinated in right of payment to all senior debt of Critical Path and effectively subordinated to all existing and future debt and other liabilities of Critical Path’s subsidiaries.

      During 2001, we retired $261.4 million of face value of these notes, which resulted in an extraordinary gain on retirement of $179.3 million, inclusive of $6.8 million in write downs of related debt issuance costs. We used cash of $48.7 million and a portion of the subordinated notes were retired through the issuance of the preferred stock in the financing transaction completed in December 2001. See also Note 15 of Notes to Consolidated Financial Statements — Financing Transaction. As of December 31, 2001 and 2002, the total balance outstanding was $38.4 million. These Notes are carried at cost and had an approximate fair value at December 31, 2001 and 2002 of $21.5 million and $32.4 million, respectively.

Credit Facility

      In September 2002, we entered into a $15.0 million one-year line of credit with Silicon Valley Bank, to be utilized for working capital and general corporate operations. At December 31, 2002, we had no borrowings and $3.0 million in letters of credit under the credit facility. The credit facility is secured by certain of our assets and borrowings bear variable interest, Prime rate plus 1.00%, and is subject to certain covenants. Interest is paid each month with principle due at maturity. Commitment fees related to the credit facility include an initial commitment fee of 0.50%, or $75,000, which was paid upon close, an early termination fee of 0.50% due and payable should we elect to cancel the facility within the first six months from closing, and an additional fee based on unused credit of 0.45% payable at the end of each quarterly period in arrears. The credit facility was scheduled to mature on September 30, 2003, however it was recently amended on March 25, 2003, to extend the maturity date to March 31, 2004 and revise certain covenants. At December 31, 2002, we were in compliance with the covenants required under the amended credit facility. In connection with the extension we paid an additional commitment fee of $37,500 and extended the initial six-month period subject to an early termination fee through September 30, 2003. The interest rate on the credit facility was 4.7% during 2002.

     Accretion on redeemable convertible preferred shares and valuation of liquidation preference

      In connection with the financing transaction completed during December 2001, we received gross cash proceeds of approximately $30 million and retired approximately $65 million in face value of our outstanding convertible subordinated notes in exchange for shares of our Series D Convertible Preferred Stock. See also Financing Transaction below or Note 15 of Notes to Consolidated Financial Statements — Financing Transaction.

      During 2001 and 2002, the accretion on redeemable convertible preferred shares totaled $356,000 and $13.9 million, respectively. The accretion during 2001 was comprised of $121,000 in accrued dividends and accretion of $235,000. During 2002 the accretion on redeemable convertible preferred shares was comprised of $4.4 million in accrued dividends and accretion of $9.5 million.

     Financing Transaction

      In December 2001, we completed a financing transaction with a group of investors and their affiliated entities. In connection with this financing transaction we issued 4 million shares of our Series D Cumulative Redeemable Convertible Participating Preferred Stock, in a private offering, resulting in gross cash proceeds of approximately $30 million, and the simultaneous retirement of approximately $65 million in face value of our outstanding convertible subordinated notes. See also Note 15 of Notes to Consolidated Financial Statements — Financing Transaction. The investors were led by General Atlantic Partners LLC and affiliates and included Hutchison Whampoa Limited and affiliates and Vectis Group LLC and affiliates. In addition, General Atlantic LLC was granted warrants to purchase 2.5 million of our Common Stock in connection with this offering.

      The Series D Preferred Stock issued in the financing transaction ranks senior to all of our preferred and common stock in priority of dividends, rights of redemption and payment upon liquidation. The fair value ascribed to the preferred stock was based on actual cash paid by independent investors and the approximate fair value of the convertible subordinated notes retired in connection with the offering. The principle terms of the preferred stock include an automatic redemption on November 8, 2006, cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis and payable in cash or additional shares of Series D Preferred Stock, conversion into shares of common stock calculated based on the Accreted Value, as defined, divided by $1.05, and preference in the return of equity in any liquidation or change of control.

      We received net cash proceeds associated with the issuance of the Series D Preferred Stock of approximately $27 million, which was net of a $2.75 million transaction fee paid to Vectis Group LLC and approximately $200,000 in related legal and accounting fees. At issuance, the total amount of these costs was recorded as a reduction of the carrying amount of the Series D Preferred Stock and will accrete over the term of the Series D Preferred Stock. Additionally, at issuance, the Series D Preferred Stock was deemed to have an embedded beneficial conversion feature which was limited to the net proceeds allocable to preferred stock of approximately $42 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series D Preferred Stock and will accrete over the term of the Series D Preferred Stock.

      The purchase agreement provides for a preferential return of equity to the Series D Preferred stockholders, before any return of equity to the common shareholders, and also provides for the Series D Preferred stockholders to participate on a pro rata basis with the common shareholders, in any remaining equity, once the preferential return has been satisfied. Under the terms of this provision, the preferential return of equity is equal to the purchase price of the Series D Preferred Stock plus all dividends that would have accrued during the term of the preferred stock, even if a change in control occurs prior to the redemption date. The right to receive a preferential return lapses if either: (i) Critical Path is sold for a price per share of Series D Preferred Stock, had each such share been converted into common stock prior to change in control of at least four times the Accreted Value of Series D Preferred Stock, which at December 31, 2002 was $4.20, or (ii) Critical Path’s stock trades on NASDAQ for 60 days prior to the change-in-control at an average price of not less than four times the Accreted Value. At December 31, 2001, the estimated fair value of the liquidation preference was $5.2 million and was allocated to that feature and recorded as a separate component of the Series D Preferred Stock. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the preference to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of operating income.

      The warrants are exercisable at any time after November 8, 2002 and until November 8, 2006 for an exercise price of $1.05, and convert into one share of our common stock. A portion of the proceeds received for the Series D Preferred Stock was allocated to the warrants and the preferred stock, based upon their relative fair market values. As a result of this allocation, approximately $5.25 million of the proceeds were allocated to the warrants, which was recorded as a reduction of the carrying value of the Series D Preferred Stock. Using the Black-Scholes option pricing model, assuming a four-year term, 200% volatility, a risk-free rate of 6.0% and no dividend yield, the fair market value of the warrants was $6.2 million.

Related Party Transactions

      Vectis Group, LLC. In March 2001, we entered into certain agreements with Vectis Group, LLC (“Vectis Group”) to engage Vectis Group to act as an advisor to us with respect to various strategic alternatives we were exploring and to assist with other management related services. As part of the agreement, Vectis Group agreed to provide us consulting services in exchange for a monthly retainer fee, potential transaction-based fees associated with certain strategic asset sales and investments in Critical Path and immediately exercisable warrants to purchase 500,000 shares of our common stock with an exercise price of $2.00 per share, issuable upon execution of the agreement. Using the Black-Scholes option-pricing model and assuming a term of three years, the term of the agreement, and expected volatility of 215%, the initial and final fair value of the warrant on the effective date of the agreement approximated $732,000, which was recognized upon the execution of the agreement in March 2001, because the relationship was terminable at any time. During the term of the agreement, we paid Vectis Group an aggregate of approximately $1.1 million in retainer fees and expenses, paid monthly over the life of the agreements, and approximately $3.1 million in transactional fees, which included approximately $2.75 million in connection with the preferred stock financing transaction closed in December 2001, in which Vectis Group participated as one of several investors in this transaction led by General Atlantic Partners and its affiliates. See also Note 15 of Notes to Consolidated Financial Statements — Financing Transaction. William McGlashan, Jr., a principal in Vectis Group, and a member of the Board of Directors of the Company, was appointed interim President and Chief Operating Officer in April 2001 and was later appointed Vice Chairman and Chief Executive Officer. Effective September 30, 2001, we terminated our agreements with Vectis Group for consulting and other transactional services. In connection with the termination of the agreements, certain other employees of Vectis Group became our employees. Although the agreements were terminated, certain obligations under the agreement survived, including the transaction fee paid in connection with our Series D Preferred Stock financing transaction and related indemnification obligations. The total potential remaining fees payable aggregate between zero and $135,000.

      Loans to Shareholders and Officers. During 1998, we issued a full recourse note to a shareholder and former Chief Executive Officer, Douglas Hickey, with a principal amount of $1.06 million. Mr. Hickey’s full recourse note accrued interest at the rate of 4.51% per annum and was secured by shares of our common stock owned by Mr. Hickey. In February 2001, Mr. Hickey terminated his employment with us. In connection with the termination, the repayment of the $1.06 million note receivable and accrued interest was extended to May 9, 2002. As of December 31, 2000 and 2001, accrued interest totaled $109,000 and $158,000, respectively. Mr. Hickey repaid this note in full with interest in March 2002.

      During 2000, we issued a note to former Chief Financial Officer, Lawrence Reinhold, with a principal amount of $1.7 million. Mr. Reinhold’s full recourse note accrued interest at the rate of 6.0% per annum and both principal and interest were scheduled to be forgiven over a specified period. During Mr. Reinhold’s employment approximately $270,000 of principal and interest was forgiven and charged to operating expenses, consistent with the terms of the note. The repayment of the outstanding loan was subject to certain change of control and employment termination criteria. In August 2001, Mr. Reinhold terminated his employment with us. In connection with the termination, all outstanding principal and interest of $1.5 million was forgiven by us and charged to operating expense.

      In connection with his employment agreement, in October 2001, we made a loan and held a note receivable from Pierre Van Beneden, President, totalling $350,000. Mr. Van Beneden’s loan was interest free for the first year and was forgiven in monthly installments over the first year of Van Beneden’s employment, resulting in a compensation charge to operating expense ratably over the first twelve months of his employment. As of October 8, 2002, the one-year anniversary of his employment with us, the note had been fully forgiven. Mr. Van Beneden’s employment terminated shortly thereafter.

      During 2001 and in connection with his employment agreement, we loaned and held a note receivable from David Hayden, Executive Chairman and a Director of the Board, in the amount of $1.5 million. The full recourse note accrues interest at the rate of 6.75% per annum and could be repaid by the achievement of performance-based milestones described in Mr. Hayden’s employment agreement and performance loan agreement. The loan was also subject to forgiveness upon certain change of control events. In February 2002, the Board approved an amendment of Mr. Hayden’s employment agreement that eliminated the original performance-based milestones in favor of a single performance-based milestone tied to a change of control event. In addition, the Board increased the amount available under the loan agreement by an additional $450,000, which was funded in March 2002. The loan amount was secured by a first priority security interest in all of Mr. Hayden’s shares and options in Critical Path, with all other terms of the loan and other agreements unchanged. In July 2002, in connection with the settlement of the terms and conditions of Mr. Hayden’s termination of employment with us, some of the terms of the loan were altered as described in this section below under “Termination Agreements.”

      In December 2001, the Board approved a fully secured loan to William McGlashan, Jr., our Chief Executive Officer, of up to $4.0 million in connection with the purchase of a principal residence in the San Francisco Bay Area. In May 2002, the Compensation Committee of the Board and Mr. McGlashan agreed to amend the agreement in order to reduce the amount of the loan commitment to $1.5 million. As of December 31, 2002, no portion of the loan commitment has yet been funded.

      In connection with the reduction of the loan commitment, in May 2002 Mr. McGlashan was granted an option to purchase 1,000,000 shares of Common Stock, at an exercise price of $1.74 per share, which was the fair market value on the date of grant. The option was immediately exercisable subject to our lapsing right of repurchase at a price equal to the exercise price per share over a three year period. Mr. McGlashan exercised his right to early exercise purchase the shares through a promissory note and stock pledge agreement in May 2002. As such we now hold a promissory note in the amount of $1,740,000 secured by shares of Common Stock. The promissory note accrues interest at the adjustable quarterly reference rate of Fidelity Investments or similar banking entity as the shares vest with respect to that portion of the purchase price representing the purchase price of the “vested” shares. As of December 31, 2003, no interest had accrued, however we expect interest will begin accruing in May 2003.

      In accordance with EITF Issue No. 00-23, the early exercise of these options is not considered a substantive exercise, for accounting purposes, until the repurchase right lapses. Accordingly, the total exercise price of these options has been recognized as an asset, in Other assets, and as a liability, in Capital lease and other obligations. These balances will be reclassified to shareholders’ equity as the right of repurchase lapses.

      Termination Agreements. In May 2002, David Hayden resigned his employment with us and from the Board of Directors. In connection with a separation agreement finalized in July 2002, Mr. Hayden received a lump sum separation payment of $350,000 plus applicable taxes, continuation of health and welfare benefits until May 31, 2003, an extension to repay the $1.95 million loan with us until no later than June 30, 2005, an extension of the period within which he may exercise his vested stock options until no later than June 30, 2005, acceleration of a portion of his unvested options if a change of control of Critical Path occurs prior to September 30, 2003 and reimbursement for $50,000 of legal fees incurred. In connection with the provision of these benefits, Mr. Hayden agreed to (i) forfeit the right under the severance provisions of his employment agreement to an additional one year extension of the $1.95 million loan until August 2006; (ii) pay all proceeds (net of taxes) from the sale of any shares held by him in Critical Path to reduce the principal balance of the $1.95 million loan; and (iii) forfeit his right to receive a $2.5 million loan from us to exercise certain of his stock options. All sales of our Common Stock by Mr. Hayden will be made under a publicly filed trading plan. In addition, we executed a mutual release of claims. As a result of Mr. Hayden’s separation, we recorded aggregate one-time charges of $2.6 million, included in operating expenses, inclusive of $572,000 related to the separation payment and legal fee reimbursements made to Mr. Hayden and $2.0 million in stock-based expenses related to the extension of the exercise period on Mr. Hayden’s vested stock options.

      In October 2002, Pierre Van Beneden terminated his employment as President, but continued through January 2003 as a consultant. In connection with a separation agreement and release, Mr. Van Beneden agreed to provide consulting services to us on a commissioned basis and shall receive the benefits to which he was entitled under his employment agreement. Such employment agreement benefits, which were paid in January 2003 upon the completion of the consulting term, included a lump sum payment of $337,500, representing nine months base salary, accelerated vesting on a portion of his option grants and commissions of $50,000. These payments reflect all our cash obligations to Mr. Van Beneden and accordingly no additional payments will be made in connection with the consulting services portion of his termination agreement. As an additional benefit under the separation agreement, Mr. Van Beneden was granted an extension until January 17, 2004 to exercise his option grants. We executed a mutual release of all claims.

      Consulting Agreements. In August 2002, we retained the services of The Cohen Group, an international strategic consulting company. The chairman and chief executive officer of The Cohen Group is William S. Cohen, a member of the Board of Critical Path. Under the agreement, The Cohen Group received a $150,000 retainer fee to be credited against a sliding scale of earned sales and referral commissions on transactions resulting in license revenue for us. The agreement is for a one year renewable term, with reimbursement for specified expenses up to a cap of 5% of the retainer and a provision for extension in the event the retainer fee is not earned during the term.

      In August 2002, we hired R.B. Webber & Company, strategic management consultants, to prepare an executive level research and forecast presentation on the enterprise messaging market. The agreement provided for a flat fee of $85,000 over a two month period for the services of several consultants of R.B. Webber and Company, with reimbursement for expenses capped at 5% of the fee. Jeffrey Webber, a member of the Board of Critical Path, is a partner of R.B. Webber and Company. Mr. Webber shall also provide consulting services under the agreement.

Acquisitions

      The following is a summary of the ten acquisitions we completed during 1999 and 2000. There were no acquisitions completed during 2001. In June 2002, we acquired the remaining 60% ownership interest in Critical Path Pacific. All acquisitions were accounted for using the purchase method of accounting. Results of operations of the acquired businesses are included in our financial results from the date of the acquisition. Assets and liabilities of the companies acquired are recorded at their fair value at the acquisition date and the excess of the purchase price over the fair value of separately identified net assets acquired is included in goodwill in the accompanying consolidated balance sheets. The fair value of separately identified intangible assets was determined based upon independent valuations using various valuation methodologies. See also Note 2 of Notes to Consolidated Financial Statements — Acquisitions.

      1999 Acquisitions. On May 26, 1999, we acquired substantially all the operating assets of the Connect Service business of Fabrik Communications, for a total purchase price of approximately $20.1 million. On July 21, 1999, we acquired dotOne Corporation, a corporate email messaging service provider for a total purchase price of approximately $57.0 million. On August 31, 1999, we acquired Amplitude Software

Corporation, a provider of business-to-business Internet calendaring and resource scheduling solutions for a total purchase price of approximately $214.4 million. On November 24, 1999, we acquired Xeti, Inc., a developer of standards-based public key infrastructure solutions for a total purchase price of approximately $23.8 million. On December 6, 1999, we acquired FaxNet Corporation, a outsource supplier of carrier-class enhanced fax and integrated messaging solutions for a total purchase price of approximately $187.6 million.

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

Liquidity and Capital Resources

      Cash, cash equivalents and marketable securities were $43.1 million, $69.2 million and $216.5 million at December 31, 2002, 2001 and 2000, respectively. We primarily invest excess cash in money market funds and other highly liquid securities with maturities of less than 90 days with the intent to make such funds readily available for operating purposes. During 2002 and 2001, we invested a portion of our cash in high- grade, low risk investments with an average maturity of three- to twelve-months. As of December 31, 2002 and 2001, these marketable securities totaled approximately $9.6 million and $9.7 million, respectively. During 2000, there were no investments with maturities greater than 90 days.

      Cash and cash equivalents decreased by $25.9 million during 2002 and $156.5 million during 2001 after having increased by $140.6 million in 2000. We used cash to fund operating activities of $24.8 million during 2002, $91.2 million during 2001 and $80.5 million in 2000, primarily due to our net loss, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related revenues from the sale of our software products and services. Also contributing to the use of cash in operating activities in 2002 and 2001 were net cash outlays totaling $2.3 million and $8.2 million, respectively, related to our 2002 and 2001 strategic restructuring activities. In 2000, payments of acquisition-related retention bonuses totaled $11.6 million and contributed to the net use of cash in operating activities. A more detailed discussion of our 2000, 2001 and 2002 operating results can be found in the Results of Operations section of this document.

      A number of non-cash items have been charged to expense and increased our net loss in 2002. These items include depreciation and amortization of property and equipment and intangible assets, amortization of unearned stock-based compensation and other stock-based compensation charges and provisions for doubtful accounts. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows.

      Our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of the average number of days our accounts receivable are outstanding. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

      Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. We endeavor to pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods may be impacted by the nature of accounts payable arrangements.

      During 2002, 2001 and 2000, we used cash in investing activities of $1.8 million, $34.9 million and $90.4 million to purchase property and equipment, primarily for the acquisition of additional network infrastructure equipment for our data centers, for certain strategic investments in private entities and short-term investments in high-grade, low risk instruments. Investments in property and equipment totaled $6.8 million, $11.2 million and $54.5 million during 2002, 2001 and 2000. Additionally, in 2002, we acquired the remaining 60% ownership interest in Critical Path Pacific, Inc. and recognized an increase in cash of $4.5 million, net of the $3.0 million cash used. In 2001, we acquired the outstanding 27.13% interest in our Italian subsidiary, CP Italia, for approximately $4.2 million, and paid an investment banking fee associated with our ISOCOR acquisition. During 2000, we completed our acquisitions of ISOCOR, docSpace, RemarQ, Netmosphere, and PeerLogic, and as a result, expended capital of $15.6 million, net of cash acquired. In addition, we made several strategic investments in private entities totaling approximately $28 million and an initial capital contribution of $7.5 million to fund our initial interest in Critical Path Pacific, Inc. These uses of cash were offset by the repayment of a previous advance made to a private company pursuant to a promissory note and certain of the employee notes.

      During 2002 and 2001 we used cash in financing activities of $781,000 and $30.3 million, respectively, to retire a significant portion of our convertible debt and to payoff capital lease obligations. The cash outlays were partially offset by proceeds raised in a financing transaction closed in the fourth quarter of 2001 (detailed below), the repayment of notes receivable from officers and shareholders and from the exercise of stock options.

      During 2002, we used $3.8 million to payoff capital lease obligations. These cash outlays were partially offset by $1.2 million in proceeds from the repayment of certain officer and shareholder notes receivable and $1.8 million in proceeds from the exercise of stock options. Additionally, we entered into a $15.0 million one-year non-formula line of credit with Silicon Valley Bank in September 2002. The primary use of the credit facility is for working capital and general corporate operations. At December 31, 2002, we had no borrowings and $3.0 million in letters of credit under the credit facility.

      During 2001, we used cash in financing activities of $59.6 million to retire a significant portion of our convertible debt and to payoff capital lease obligations. These cash outlays were partially offset by $26.8 million in proceeds raised in the financing transaction closed in the fourth quarter of 2001 (detailed below) and $2.6 million in proceeds from the exercise of stock options.

      During 2001, we retired $261.4 million of face value of convertible debt, which resulted in an extraordinary gain on retirement of $179.3 million, inclusive of $6.8 million in write downs of related debt issuance costs. We used cash of $53.1 million, as well as a significant portion of the proceeds raised from the issuance of preferred stock, in order to retire this debt. See also Note 15 of Notes to Consolidated Financial Statements — Financing Transaction. As of December 31, 2000, 2001 and 2002 the total balance outstanding was $300.0 million, $38.4 million and $38.4 million, respectively.

      During 2001, we closed a financing transaction with a group of investors led by General Atlantic Partners, LLC and its affiliates. The financing transaction consisted of approximately $30 million in gross cash proceeds and the retirement of $65 million in face value of our 5 3/4% Convertible Subordinated Notes in the form of shares of mandatorily redeemable convertible preferred stock, and the issuance to General Atlantic and its affiliates of warrants to purchase 2.5 million shares of common stock. The cash proceeds to us, net of transaction costs, totaled $26.8 million.

      We received net cash proceeds from financing activities during 2000 of $311.5 million due to the sale of $300.0 million in 5 3/4% Convertible Subordinated Notes, as well as from the exercise of employee stock options and the purchase of stock under our employee stock purchase plan. These cash proceeds were partially offset by a payment of $6.0 million to retire a note payable assumed in the PeerLogic acquisition and payments of $6.8 million to retire principal on capital lease obligations.

      We receive cash from the exercise of stock options and the sale of stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the stock option plans and our Employee Stock Purchase Plan and general market conditions.

      Our primary sources of capital have come from both debt and equity financings that we have completed over the past three years. Revenues generated from the sale of our products and services may not increase to a level that exceeds our operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. We expect our operating expenses to decrease in 2003, however if we are not successful in achieving this reduction our operating expenses will constitute a material use of our cash. Accordingly, our cash flow from operations may continue to be negatively impacted. However, we believe that our cash, cash equivalents, marketable securities and available line of credit will be sufficient to maintain current and planned operations for at least the next twelve months.

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

      The Contractual Obligations and Commitments Table below sets forth our significant obligations and commitments as of December 31, 2002.

	Fiscal Year

						2007
	Total	2003	2004	2005	2006	and beyond

	(In thousands)
Contractual Cash Obligations:
Convertible subordinated notes, including interest(1)	$43,692	$2,206	$2,206	$39,280	$—	$—
Operating lease obligations	36,729	5,452	4,920	4,529	3,777	18,051
Capital lease obligations	2,898	2,541	357	—	—	—
Other purchase obligations(2)	13,986	7,946	5,577	230	118	115

Total Contractual Cash Obligations	$97,305	$18,145	$13,060	$44,039	$3,895	$18,166

(1)	Represent the Critical Path 5 3/4% Convertible Subordinated Notes due April 2005.

(2)	Represent certain contractual obligations related to licensed software, maintenance contracts, management of data center operations and network infrastructure storage costs.

Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN No. 46 requires that we make disclosures in our consolidated financial statements for the year ended December 31, 2002 when we believe it is reasonably possible that we will consolidate or disclose information about variable interest entities after FIN No. 46 becomes effective. At this time, we do not believe it is reasonably possible that we will consolidate or disclose information about variable interest entities. However, we will continue to assess the impact of FIN No. 46 on our consolidated financial statements.

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We have adopted the disclosure requirements, contained in Note 13 of Notes to Consolidated Financial Statements — Commitments and Contingencies, and are currently assessing the impact of the recognition and initial measurement provisions of FIN No. 45 will have on our financial position and results of operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 in the first quarter of 2003 and will recognize approximately $5.9 million of restructuring costs during the year ending December 31, 2003 as the related liabilities are incurred.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002 and rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 4, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. We early adopted the rules on accounting and reporting gains and losses from extinguishment of debt in the second quarter of fiscal 2002. Adoption resulted in the reclassification of certain gains on extinguishment of debt recorded in fiscal 2001.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement develops one accounting model for long-lived assets that are to be disposed of by sale. This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, this Statement expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002, and the adoption of this Statement did not have a material impact on our financial position and results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Due to our limited operating history, evolving business strategy and the nature of the messaging and directory infrastructure market, our future revenues are unpredictable and our quarterly operating results may fluctuate.

      We cannot accurately forecast our revenues as a result of our limited operating history, evolving business strategy and the emerging nature of the Internet messaging infrastructure market. Forecasting is further complicated by rapid changes in our business due to integration of acquisitions we completed in 1999 and 2000, our recent strategic and operational restructuring, as well as significant fluctuations in license revenues as a percentage of total revenues from an insignificant percentage in 1999, to 38% in 2000, 30% in 2001 and 40% in 2002. Our revenues in some past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

•	the demand for licensed solutions for messaging, directory, and other products;

•	the demand for outsourced messaging services generally and the use of messaging and directory infrastructure products and services in particular;

•	our ability to attract and retain customers and maintain customer satisfaction;

•	our ability to attract and retain qualified personnel with industry expertise, particularly sales personnel;

•	the ability to upgrade, develop and maintain our systems and infrastructure and to effectively respond to the rapid technology change of the messaging and directory infrastructure market;

•	the budgeting and payment cycles of our customers and potential customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of business and infrastructure;

•	our ability to quickly handle and alleviate technical difficulties or system outages;

•	the announcement or introduction of new or enhanced services by competitors; and

•	general economic and market conditions and their affect on our operations and the operations of our customers.

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

      Our ability to increase revenues will depend on our ability to continue to successfully recruit, train and retain experienced and effective sales and marketing personnel and to achieve results once employed with us. Competition for experienced and effective personnel in certain markets is intense and we may not be able to hire and retain personnel with relevant experience. The complexity and implementation of our messaging and directory infrastructure products and services require highly trained sales and marketing personnel to educate prospective customers regarding the use and benefits of our services. Current and prospective customers, in turn, must be able to educate their end-users. Any delays or difficulties encountered in our staffing and training efforts would impair our ability to attract new customers and enhance our relationships with existing customers, and ultimately, grow revenues. This would also adversely impact the timing and extent of our revenues from quarter to quarter and overall or could jeopardize sales altogether. Because we have experienced turnover in our sales force and have fewer resources than many of our competitors, our sales and marketing organizations may not be able to compete successfully against the sales and marketing organizations of our competitors. Moreover, our competitors frequently have larger and more established sales forces calling upon potential enterprise customers with more frequency. In addition, certain of our competitors have longer and closer relationships with the senior management of enterprise customers who decide whose technologies and solutions to deploy. If we do not successfully operate and grow our sales and marketing activities, our business and results of operations could suffer and the price of our common stock could continue to decline.

We have a history of losses, expect continuing losses and may never achieve profitability.

      As of December 31, 2002, we had an accumulated deficit, including other comprehensive income, of approximately $2.2 billion. We have not achieved profitability in any period and expect to continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. However, we will continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a negative effect on our operating results and our financial condition.

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

      We depend on strategic relationships to expand distribution channels and opportunities and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon aggressively marketing our services through new and existing strategic relationships. In the third quarter, we entered into certain partnership agreements in our hosted messaging business with the Hewlett-Packard Company for the development and marketing of a complete managed messaging solution. In coming quarters we will be investing heavily in this relationship and making changes in our operations, including outsourcing our data operations, to accommodate the integration of this partnership. To the extent this integration does not proceed as anticipated or the anticipated benefits of this partnership are not borne out, our business and results may be harmed. In addition, if service levels are not adequate in connection with the outsourcing of our data centers, our customers may terminate agreements and our business will suffer. We have also invested heavily and continue to invest in this model of hosted services operations. To the extent this strategic decision and the business relationships surrounding its execution do not prove profitable and productive, our business and results of operations could be harmed. We also depend on a broad acceptance of our software and outsourced messaging services on the part of potential resellers and partners and our acceptance as a supplier of outsourced messaging solutions. We also depend on joint marketing and product development through strategic relationships to achieve further market acceptance and brand recognition. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon a period of 30 to 120 days notice. Most of the agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. In addition to strategic relationships, we also depend on the ability of our customers to aggressively sell and market our services to their end-users. If we lose any strategic relationships, fail to renew these agreements or relationships, fail to fully exploit our relationships, or fail to develop new strategic relationships, our business and financial results will suffer, and could have an adverse impact on our current and future revenues.

A limited number of customers account for a high percentage of our revenues and if we lose a major customer or are unable to attract new customers, revenues could decline.

      We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could harm our business. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of thirty to 120 days notice. In addition, a number of our customers, particularly for our hosted services business and in the technology industry, have also suffered from falling revenue, job losses, restructuring and decreased technology spending in the recent economic downturn. Especially in the telecommunications industry, which represents a sizeable portion of our customer base, the relative financial performance of our customers will continue to impact our sales cycles and ability to attract new business. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer could have an adverse impact on our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

If we are unable to successfully compete in our product market, our operating results could be harmed.

      Because we have a variety of messaging and directory infrastructure products and services, we encounter different competitors at each level of our products and services. Our primary competitors for service providers seeking insourced or outsourced product-based solutions are Sun Microsystems’ iPlanet and OpenWave Systems, Inc., Mirapoint, Inc., Oracle Corporation, Microsoft Corporation and IBM Corporation’s Lotus Division. For secure delivery services, our competitors include Tumbleweed Communications Corp. for product-based solutions and SlamDunk Networks for service-based solutions, as well as Atabok Inc. and Zixit Corporation. In the enterprise/eBusiness directory category, we compete primarily with iPlanet, Microsoft Corporation and Novell Corporation, and our competitors in the meta-directory market are iPlanet, Microsoft, Novell and Siemens Corporation. Our competitors for corporate customers seeking outsourced hosted messaging solutions are email service providers, such as CommTouch, Easylink Services Corporation (formerly Mail.com), USA.Net and application service providers who offer hosted exchange services.

      We believe that some of the competitive factors affecting the market for messaging and directory infrastructure solutions include:

•	breadth of platform features and functionality of our offerings and the sophistication, innovation of competitors;

•	total cost of ownership and operation;

•	scalability, reliability, performance, and ease of expansion and upgrade;

•	ease of integration to customers’ existing system; and

•	flexibility to enable customers to manage certain aspects of their systems internally and leverage outsourced services in other cases when resources, costs and time to market reasons favor an outsourced offering.

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

Our preferred stock carries a liquidation preference and conversion would mean substantial dilution, which could significantly impact return to common equity holders upon an acquisition and a decline in the market price of our common stock

      In December 2001, we issued 4,000,000 shares of Series D Cumulative Convertible Redeemable Preferred Stock, and additional warrants, in a private placement to certain investors. The shares of Series D Preferred Stock have an aggregate liquidation preference of $81.4 million. The shares of Series D Preferred Stock was convertible as of December 31, 2002 into common stock (including all accreted amounts) at an aggregate conversion price of $59.5 million and were convertible into 56.8 million shares of common stock. To the extent the Series D Preferred Stock is converted into common stock, a very significant number of additional shares of common stock may be sold into the market, which could decrease the price of our common stock.

      In the event of a liquidation, dissolution or winding up of Critical Path, the holders of Series D Preferred Stock would be entitled to receive a liquidation value as of December 31, 2002 of between $59.5 million and $81.4 million depending on the per share value in connection with the event. In the event that we were to enter into a merger or sale in which the total value of the transaction would be less than the then current liquidation value of each preferred share, a buyer would unlikely be willing to assume the liquidation preferences and other obligations represented by the Series D Preferred Stock. Consequently, we currently anticipate that any transaction resulting in the sale of all of substantially all of the shares of Critical Path would result in substantially all of the proceeds of such transaction being distributed to the holders of our Series D Preferred Stock.

We may need to raise additional capital and to initiate other operational strategies that may dilute existing shareholders.

      We believe that existing capital resources will enable us to maintain current and planned operations through at least December 31, 2003. However, additional capital may be required to continue operations and achieve profitability. In addition, we may be required to raise additional funds due to unforeseen circumstances and market conditions. If our capital requirements vary materially from those currently planned, we may require additional financing even sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders. Additionally, we face a number of challenges in operating our business, including but not limited to the resources to maintain worldwide operations, continued sluggishness in technology spending, and significant contingent liabilities associated with litigation. In the event that resolution of these or other operational matters involve issuance of stock or other derivative instruments, our existing shareholders may experience significant dilution.

Pending litigation could harm relationships with existing or potential strategic partners and customers, and divert management’s attention, either of which could harm our business.

      In recent years, we have had filed a number of lawsuits against us, including securities class action and shareholder derivative litigation filed in February and August 2001, and certain of our former officers and directors and some of our subsidiaries, as well as other lawsuits related to acquisitions, employee terminations and copyright infringement. While these lawsuits vary greatly in the materiality of potential liability associated with them and many have been settled or withdrawn, the uncertainty associated with substantial unresolved lawsuits could seriously harm our business, financial condition and reputation, whether material individually or in the aggregate. In particular, this uncertainty could harm our relationships with existing customers, our ability to obtain new customers and our ability to operate certain aspects of our business.

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

      In the past, our management of operational expenses, including the restructuring of our operations, and the growth of our business have placed a significant strain on managerial, operational and financial resources and contributed to our history of losses. In addition, to manage any future growth and profitability, we may need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. If we cannot manage growth and expenses effectively, our business and operating results could suffer.

We may not be able to maintain our listing on The Nasdaq National Market and if we fail to do so, the price and liquidity of our common stock may decline.

      The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum closing bid price per share of $1. As of November 13, 2002 we were not in compliance with Nasdaq National Market minimum bid listing requirements and had not been in compliance since September 19, 2002. As of December 20, 2002, if our common stock price remains below $1.00 and we were unable to take actions that resulted in per share closing bid price exceeding and remaining above $1.00 for a period of ten trading days, and became subject to a delisting action of our common stock by the Nasdaq National Market. Upon receipt of the delisting notice we requested a hearing before the Nasdaq Listing Qualifications Panel, which was granted and held on January 30, 2003. At the hearing, the Company presented its plan to regain long term compliance with the minimum closing bid listing requirement through effecting a reverse stock split of the Company’s common stock. After the meeting, the Nasdaq National Market announced proposed rules changes that extended the grace period for regaining compliance with the minimum bid listing requirement and as result the Company requested, and was granted, an extension on the delisting proceeding for a period of 60 additional days pending review and approval by the SEC of the rules change.

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

      Nevertheless, there can be no assurance that we will be able to comply with the quantitative or quantitative maintenance criteria or any of the Nasdaq National Market’s listing requirements or other rules, or other markets listing requirements to the extent our stock is listed elsewhere, in the future. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely further decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

Our stock price has demonstrated volatility and overall declines during recent quarters and continued volatility in the stock market may cause further fluctuations and/or decline in our stock price.

      The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the fourth quarter of 2002, the closing sale prices of our common stock on the Nasdaq National Market ranged from $0.41 on October 21, 2002 to $0.90 on December 2, 2002. The closing price of our stock on December 31, 2002 was $0.51 per share, and on March 14, 2003 it was $0.83 per share. Our stock price may further decline or fluctuate in response to any number of factors and events, such as announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

Limitations of our director and officer liability insurance may harm our business.

      Our liability insurance for actions taken by officers and directors during the period from March 1999 to March 2001, the period during which events related to securities class action lawsuits against us and certain of former executive officers are alleged to have occurred, provided only limited liability protection. While these policies covered the settlement amount paid in connection with the settlement of the primary securities class action, there can be no assurance that the policies will continue to cover other pending matters and related expenses from that period or future periods. If these policies do not adequately cover our expenses related to those lawsuits and the investigation, our business and financial condition could be seriously harmed. Our current director and officer liability insurance, which was put in place in March 2002, and continues through March 2003, contains similar provisions, and in the event circumstances arise requiring coverage by such policies there can be no assurance that they will be adequate for the liabilities and expenses potentially incurred. To the extent liabilities, expenses, or settlements thereof, exceed the limitations of coverage, our business and financial condition could be materially harmed. We are currently finalizing the terms and conditions of director and officer liability insurance for the period from March 2003 to March 2004.

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

      The loss of the services of key personnel could harm our business results. Our success also depends on our ability to recruit, retain and motivate highly skilled sales and marketing, operational, technical and managerial personnel. Competition for these people is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to do so, we may be unable to develop new services or continue to provide a high level of customer service, which could result in the loss of customers and revenues. In addition, volatility and declines in our stock price may also affect our ability to retain key personnel, all of who have been granted stock-based incentive compensation. In recent quarters we have also initiated reductions in our work force and job eliminations to balance the size of our employee base with anticipated revenue levels. Reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and provide distractions affecting our ability to deliver products and solutions in a timely fashion and provide a high level of customer service and support.

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

      During 2001, we reorganized our product and service offerings around a group of core products deemed most imperative to our ability to serve the messaging and directory infrastructure market. Implementation of the plan occurred in the latter half of 2001 and, accordingly, products and services determined to be non-core to our strategy were exited. As a result, revenue from non-core products and services comprising approximately 37% of total revenues in the first quarter of 2001 declined to approximately 3% of total revenues in the fourth quarter of 2001 and to none in 2002. Our strategic plan also included initiatives aimed at reducing operating costs through headcount reduction and consolidation of approximately two-thirds of our office space and related contracts and leases, all in keeping with our increased focus on core messaging products and services. During the fourth quarter of 2001 we incurred additional charges in connection with previously announced reductions in force and were able to finalize the consolidation of additional facilities and related contracts and expenses associated with those facilities. In 2002, we have incurred a number of restructuring charges related to the right sizing of our business given market conditions and the current operating environment. These efforts included additional facilities and equipment lease terminations, continuing expense management and headcount reductions. We expect to continue to make determinations about the strategic future of our business and operations, and our ability to execute on such plans effectively and to make such determinations prudently could affect our future operations. A failure to successfully execute on such plans and to plan appropriately could negatively affect our business and financial condition.

We may experience a decrease in market demand due to the slowing economy in the United States, which has been further stymied by the concerns of terrorism, war and social and political instability.

      Economic growth has slowed significantly, and some analysts believe the United States economy is experiencing a recession. In addition, the terrorists attacks in the United States and turmoil in the Middle East have increased the uncertainty in the United States economy and may further add to the decline in the United States business environment. The war on terrorism, along with the effects of the terrorist attack and other similar events, or war in general, could contribute further to the slowdown of the already slumping market demand for goods and services, including digital communications software and services. If the economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, or because of the war in the Middle East and elsewhere, we may experience decreases in the demand for our products and services, which may harm our operating results.

We may face continued technical, operational and strategic challenges preventing us from successfully integrating or divesting acquired businesses.

      Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. In addition, in connection with our strategic restructuring, the Company elected to divest or discontinue many of the acquired businesses. Both the integration and divestiture of acquired businesses have been and will continue to be complex, time consuming and expensive processes, which may disrupt and distract our management. With respect to integration, we must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. With respect to the divestitures, the timing and transition of those businesses and their customers to other entities has required and will continue to require resources from our legal, finance and corporate development teams as well as expenses associated with the conclusion of those transactions, winding up of entities and businesses. In addition to the added costs of the divestitures, we may not ultimately achieve anticipated benefits and/or cost reductions from such divestitures.

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

      Few laws currently apply directly to activity on the Internet and the messaging business, however new laws are proposed and other laws made applicable to Internet communications every year. In particular, the operations of the Company’s business faces risks associated with privacy, confidentiality of user data and communications, consumer protection, taxation, content, copyright, trade secrets, trademarks, antitrust, defamation and other legal issues. In particular, legal concerns with respect to communication of confidential data have affected our financial services and health care customers due to newly enacted federal legislation. The growth of the industry and the proliferation of Internet-based messaging devices and services may prompt further legislative attention to our industry and thus invite more regulatory control of our business. The imposition of more stringent protections and/or new regulations and application of laws to our business could burden our company and those with which we do business. Further, the adoption of additional laws and regulations could limit the growth of our business and that of our business partners and customers. Any decreased generalized demand for our services or the loss of, or decrease, in business by a key partner due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could harm our financial condition or operating results. Certain of our service offerings include operations subject to the Digital Millenium Copyright Act of 1998. The Company has expended resources and implemented processes and controls in order to remain in compliance with DMCA, but there can be no assurance that our efforts will be sufficient or that new legislation and case law will not affect the operation of certain services.

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

      Finally, the Company faces increased regulatory scrutiny and potential criminal liability for its executives associated with various accounting and corporate governance rules promulgated under the Sarbanes-Oxley Act of 2002. The Company is currently reviewing all of its accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to its relationships with its independent accountants, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and loan practices, and intends to fully comply with such laws. Nevertheless, such increased scrutiny and penalties involve risks to both the Company and its executive officers and directors in monitoring and insuring compliance. A failure to properly navigate the legal disclosure environment and implement appropriate policies and procedures, if needed could harm the Company’s business and prospects.

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

      We rely on a combination of trademark, copyright and trade secret laws, contractual restrictions, such as confidentiality agreements and licenses, and patents to establish and protect our proprietary rights, which we view as critical to our success. Our ability to compete and grow our business could suffer if these rights are not adequately protected. Despite the precautionary measures we take, unauthorized third parties may infringe or copy portions of our services or reverse engineer or obtain and use information that we regard as proprietary, which could harm our competitive position and market share. In addition, we have several patents pending in the United States and may seek additional patents in the future. However, the status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We do not know if our patent applications or any of our future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents we have received or will receive will be challenged or invalidated.

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

      We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided them. For example, if the current economic conditions continue to decline or if new or unanticipated government regulations are enacted which affect our customers, they may be unable to pay their bills. In the past, we have experienced significant collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future. In particular, some of our customers are suffering from the general weakness in the economy and among technology companies in particular. Although we have established reserves to cover losses due to delays in or inability to pay, there can be no assurance that such reserves will be sufficient to cover our losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

If we do not successfully address the risks inherent in the conduct of our international operations, our business could suffer.

      We derived 54% of our revenues from international sales in 2002 and 40% of our revenues from international sales in 2001. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. In particular, we have purchased the remaining interests of our joint venture partners for our operations in Japan. We plan to expend revenues and resources to grow our operations in the Asian market. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

We rely on a continuous power supply to conduct our operations, and any significance disruption in, or increase in the cost of, California’s energy supply could harm our operations and increase our expenses.

      During 2000 and 2001, California experienced a serious energy crisis that could have and may in the future disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on several occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply or the power supply of any of our customers, we, or our customers, may be temporarily unable to operate. Any interruption in our ability to continue operations or significant increase in the cost of doing business could delay the development of or interfere with the sales of our products. Future interruptions could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Any interruption in the ability of our customers to continue their operations, could harm their business, and ultimately could also harm our business if they were to terminate or fail to renew contracts. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of blackouts, and any losses or damages we incur could harm our business. Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase dramatically. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and many employees are based in California.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      As of December 31, 2002, our investments in marketable securities consisted of available-for-sale securities, excluding those classified as cash equivalents, of $9.6 million. These investments are primarily comprised of low risk government securities, agency and corporate bonds. See also Note 6 of Notes to Consolidated Financial Statements — Investments.

      We also hold equity investments in certain public and privately held companies, these securities are subject to equity price risk. We have not attempted to reduce or eliminate its market exposure on these equity securities. At December 31, 2002, we carried long-term investments totaling $357,000, comprised of marketable securities. Our non-marketable securities have been eliminated through write-downs and the acquisition of the remaining ownership interest in Critical Path Pacific. See also Note 2 of Notes to Consolidated Financial Statements — Acquisitions. For each 10% decline in market value of its available-for-sale equity securities from December 31, 2002, our marketable securities would be insignificantly impacted.

      Our long-term obligations consist of our $38.4 million five-year, 5 3/4% Convertible Subordinated Notes due April 2005, and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

      A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty, however our exposure to foreign currency rate risk is primarily associated with fluctuations in the Euro, Italian Lire and Irish Punt. We realized a net loss on foreign exchange equal to $280,000 during 2000, a net gain of $947,000 in 2001 and a net loss of $725,000 in 2002. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

      Information relating to quantitative and qualitative disclosure about market risk is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplemental Data

Financial Statements

      Reference is made to the Index of Consolidated Financial Statements that appears in Item 15(a)(i) of this report. The Report of Independent Accountants, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedule which are listed in the Index of Consolidated Financial Statements and which appear beginning on page 70 of this report are incorporated into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

      The executive officers, directors and key employees of Critical Path and their ages as of March 15, 2003 are as follows:

Name	Age	Position

William E. McGlashan, Jr.	39	Chairman of the Board and Chief Executive Officer
Robert Allen (Al) Shipp	46	President
Paul Bartlett	42	Executive Vice President and Chief Financial Officer
Bernard Harguindeguy	45	Executive Vice President and Chief Marketing Officer
Patrick Tracy Currie	41	Executive Vice President, Operations and General Manager of Hosted Operations
Michael J. Zukerman	43	Senior Vice President, General Counsel and Secretary
Menelaos (Michael) Serbinis	29	Chief Technology Officer
Barry Twohig	36	Senior Vice President, Engineering
The Honorable William S. Cohen	62	Director
Raul Fernandez(1)(2)	36	Director
William E. Ford(1)(2)	41	Director
Wm. Christopher Gorog	49	Director
Jeffrey Webber(2)	50	Director

(1)	Member of the Compensation Committee of the Board of Directors.

(2)	Member of the Audit Committee of the Board of Directors.

      William E. McGlashan, Jr. has served as a director and Chief Executive Officer since December of 2001 and as Chairman of the Board since June 2002. Mr. McGlashan joined the Company in April 2001 as our Interim President and Chief Operating Officer. He was appointed Interim Chief Executive Officer in August 2001. Prior to joining the Company, Mr. McGlashan served as the chief executive officer and founder of the Vectis Group LLC, an investment company, from 2000 to 2001. Prior to his tenure at Vectis, he was a venture partner at Whitney and Co., a venture capital firm, and was also the co-founder and president of Pharmanex, a phyto-pharmaceutical company from 1995 to 2000. He co-founded and served as chief executive officer of Generation Ventures, a firm funded by Whitney & Co., from 1993 to 1995 and also co-founded and served as president for TRADE, Inc. from 1991 to 1993. Prior to that, Mr. McGlashan was a senior associate at Bain Capital from 1990 to 1991.

      Robert Allen (Al) Shipp has served as President since October 2002. Prior to joining Critical Path, Mr. Shipp served as senior vice president of worldwide field operations at Inktomi Corp. from October 2001 to September 2002. Prior to that he worked for BEA Systems from December 1999 to October 2001, most recently as president of the eCommerce Server Division. Prior to that, he was at IBM for 17 years, most recently at vice president of sales, western region from April 1998 to December 1999, and as vice president, industry solutions sales from October 1997 to April 1998.

      Paul Bartlett has served as our Executive Vice President, Chief Financial Officer since February 2003. In April 2002, he joined Critical Path as Executive Vice President, Corporate Development. From June 2001 to April 2002, Mr. Bartlett was an independent business consultant. From November 2000 to June 2001, Mr. Bartlett worked at Quintus Corporation from April 2000 to November 2000, serving as its chief executive officer and prior to that as its chief operating officer. From October 1996 to March 2000, Mr. Bartlett was president and a director of Hall Kinion and Associates.

      Bernard Harguindeguy has served as of Executive Vice President and Chief Marketing Officer since December 2001. Before joining Critical Path, from June 2000 to January 2002, Mr. Harguindeguy was an independent consultant serving various technology companies. Prior to that, from December 1996 to September 1999, he served as chief executive officer of Worldtalk Communications Corporation.

      Patrick Tracy Currie has served as of Executive Vice President, Operations and General Manager, Hosted Operations since November 2002 and prior to that serving as a consultant and Acting General Manager, Hosted Operations from July 2002. Prior to that from December 2000 to July 2002, Mr. Currie founded and served as President of CTD, LLC, a business consulting company providing services to technology industry clients. Prior to his founding of CTD, from September 2000 to November 2000, Mr. Currie headed a start-up venture called MSP Holdings, funded by Thoma-Cressey Equity Partners. Prior to that from May 1996 to August 2000, Mr. Currie served as senior vice president of Tanning Technology Corporation, a professional services firm.

      Michael J. Zukerman has served as our Senior Vice President, General Counsel and Secretary since June 2001. From September 1999 to June 2001, he was vice president of business development for Driveway Corporation. Prior to that, Mr. Zukerman was general counsel and senior vice president of business development at Sega.com, Inc., from September 1996 to September 1999. Prior to that, from 1989 to 1996, Mr. Zukerman worked at Netopia, Inc. (formerly Farallon Communications), where he last served as vice president and general counsel. Prior to that, Mr. Zukerman was an attorney with Brobeck, Phleger & Harrison LLP.

      Menelaos (Michael) Serbinis has served as our Senior Vice President and Chief Technology Officer since July 2002, prior to that serving as Vice President and Chief Technology Officer since February 2001. Mr. Serbinis joined Critical Path as its Chief Security Officer in March 2000 and served in this capacity until February 2001. From November 1997 to March 2000, Mr. Serbinis was the chief technology officer of The docSpace Company, which he co-founded in November 1997. From September 1996 to October 1997, Mr. Serbinis was a software engineer for Total Control, a subsidiary of General Electric. From April 1996 to August 1996, Mr. Serbinis was responsible for search engine engineering at Zip2 Corporation.

      Barry Twohig has served as our Senior Vice President, Engineering since October, 2002 and as Vice President, Messaging since November 2000, after joining the Company from the acquisition of ISOCOR Corporation that month where he held Director of Engineering and other engineering management positions, since February 1995. Prior to that, Mr. Twohig was in various roles at Retix Corporation from August 1988 to January 1995.

      The Honorable William S. Cohen has served as a director of the Company since July 2002. Since January 2001, Secretary Cohen has been the chairman and chief executive officer of The Cohen Group, a consulting company. From January 1997 to December 2000 Secretary Cohen served as the United States Secretary of Defense. From 1979 to January 1997, Secretary Cohen served as the U.S. Senator for the State of Maine. From 1973 to 1979, Secretary Cohen served as the U.S. Representative from Maine’s Second Congressional District. Secretary Cohen also serves as a director on the boards of Velocity Express Corporation, the Nasdaq Stock Market, Inc., Global Crossing Ltd., IDT Corporation, and Head NV.

      Raul J. Fernandez has served as a director of the Company since December 2001, prior to that from June 2002 to January 2003. Since January 2003, Mr. Fernandez has held the position of Special Advisor to General Atlantic Partners. Prior to that from June 2001 to January 2003 Mr. Fernandez was the chief executive officer of Dimension Data North America. He had been appointed to the board of directors of Dimension Data Holdings Group in September 2001 following the Group’s acquisition of Proxicom Corporation which directorship terminated in July 2002. Prior to that, Mr. Fernandez was the founder and chief executive officer of Proxicom serving since his founding of the Company in 1991. Mr. Fernandez is also a member of the Board of Directors of Liz Claiborne, Inc.

      William E. Ford has served as a director of the Company since December 2001. Mr. Ford is a general partner at General Atlantic Partners LLC, a worldwide private equity firm, where he has worked since 1991. From 1987 to 1991, Mr. Ford worked at Morgan Stanley & Co. as an investment banker, where he was a member of the merger and acquisition and corporate finance departments.

      Wm. Christopher Gorog has served as director of the Company since March 2003. He has been the chairman and chief executive officer of Roxio, Inc. since September 2001 and served as the chief executive officer, president and as a director since August 2000. From February 1999 to September 2000, Mr. Gorog served as a consultant in the entertainment and media industry, including serving as advisor to J.H. Whitney, an asset management company, in HOB Entertainment, Inc.’s acquisition of Universal Concerts. From November 1995 to February 1999, Mr. Gorog served as president of new business development at Universal Studios, an entertainment company. From January 1995 to November 1995, Mr. Gorog served as executive vice president of group operations at Universal Studios.

      Jeffrey Webber has served as a director of the Company since July of 2001. He is the founder and partner in the R.B.Webber & Company, a technology management consulting firm where he was worked since 1991.

      Additional information required by this item is incorporated by reference to the information set forth in the section entitled “Information About the Board of Directors and Committees of the Board” in the Proxy Statement in connection with the solicitation of proxies for our 2003 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2002. This information is contained in the Section entitled “Information about the Board of Directors and Committees of the Board — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference.

Item 11. Executive Compensation

      The information required by this item is incorporated by reference to the information set forth in the sections entitled “Compensation of Executive Officers” and “Election of Directors” contained in the Proxy Statement for our 2002 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 403 of Regulation S-K is incorporated by reference to the information set forth in the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement for our 2003 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Party Transactions

      The information required by this item is incorporated by reference to the information set forth in the section entitled “Transactions with Related Parties” contained in the Proxy Statement for our 2003 Annual Meeting of Shareholders.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to included in our periodic and annual reports to the U.S. Securities and Exchange Commission.

Changes in Internal Controls

      There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect those controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Index to Consolidated Financial Statements

      Please see the Index to Consolidated Financial Statements that appears below.

      (a)(2) Financial Statement Schedule

      Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2000, 2001 and 2002 appears on page 110 of this report and should be read in conjunction with the consolidated financial statements and related notes thereto and report of independent accountants filed herewith.

      Schedules not mentioned above have been omitted because the information required to be set forth therein is not applicable or the information is otherwise included in the Financial Statements or notes thereto.

      (b) Reports on Form 8-K

      None

      (c) Exhibits

      The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

3(i).1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(b) to the Registrant’s Registration on Form S-1 (File No. 333-71499)).
3(i).2	Amendment to the Articles of Incorporation, dated January 5, 2001 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
3(i).3	Certificate of the Powers, Designations, Preferences and Rights of the Series D Cumulative Redeemable Convertible Participating Preferred Stock dated November 6, 2001 (Incorporated by reference to Exhibit 3(i).3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3(ii)	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3(ii)(b) to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
4.2	Preferred Stock Rights Agreement dated as of March 19, 2001 between Registrant and ComputerShare Trust Company, Inc., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively (Incorporated by reference to Exhibit 4.5 of Registrant’s Form 8-A filed on May 7, 2001).

4.3	Indenture, dated March 31, 2000, by and between Registrant and State Street Bank and Trust Company of California, N.A., Trustee, relating to the $300 million five-year, 5.75% Convertible Subordinated Notes due April 1, 2005 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
4.4	Warrant to Purchase Common Stock dated March 29, 2001 issued by the Registrant to Vectis Group LLC (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
4.5	Warrant to Purchase Common Stock dated January 29, 1999 issued by the Registrant to America Online, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
4.6	Warrant to Purchase up to 25,000 Shares of Common Stock dated as of December 29, 1999 by and between Ecker Folsom Properties, LLC (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.7	Warrant to Purchase up to 834,000 shares of Common Stock dated as of June 2000 by and between Worldsport Networks Europe Ltd. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.8	Stock and Warrant Purchase and Exchange Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, LP, GAP Coinvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.9	Stockholders Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.10	Registration Rights Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.11	Escrow Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.12	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).
4.13	Amended and Restated 1998 Stock Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).
4.14	1999 Stock Option Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed on September 22, 1999 (File No. 333-87553)).
10.1	Master Services Agreement dated December 10, 1998 by and between the Registrant and US West Communications Services, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.2	Amendment to Email Services Agreement September 30, 1998 by and between the Registrant and E*TRADE Group, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).

10.3	Email Services Agreement dated January 29, 1999 by and between the Registrant and ICQ, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.4	Hills Plaza I Office Lease dated as of November 16, 2001 by and between Registrant and SPI Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.5	Standard Industrial/ Multitenant Lease-Gross dated June 20, 1997 by and between the Registrant and 501 Folsom Street Building. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.6	Office lease dated December 1999 by and between Ecker-Folsom Properties, LLC and the Registrant. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.7	Office lease dated December 1999 by and between Ecker-Folsom Properties, LLC and the Registrant. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.8	Agreement dated as August 13, 2001 by and between Registrant and David Hayden (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2001).
10.9	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and David Hayden (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.10	Agreement dated as of August 1, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report for the quarter and nine months ended September 30, 2001).
10.11	Nonstatutory Stock Option Agreement dated as of August 1, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.12	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.13	First Amended and Restated Employment Agreement dated as of January 7, 2002 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.14	Nonstatutory Stock Option Agreement dated as of December 21, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.15	Agreement dated as of October 8, 2001 by and between Registrant and Pierre Van Beneden (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report for the quarter and nine months ended September 30, 2001).
10.16	Nonstatutory Stock Option Agreement dated as of October 8, 2001 by and between Registrant and Pierre Van Beneden (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.17	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and Pierre Van Beneden (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.18	Consulting Agreement dated as of August 16, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.19	Nonstatutory Stock Option Agreement dated as of September 5, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.20	Addendum to Consulting Agreement dated as of October 31, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.21	Nonstatutory Stock Option Agreement dated as of October 31, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.22	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.23	Employment Agreement dated as of January 14, 2002 by and between Registrant and Bernard Harguindeguy (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.24	Agreement, dated as of May 15, 2001, by and between the Registrant and Lawrence P. Reinhold (Incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001).
10.25	Agreement and Release, dated February 9, 2001, by and between the Registrant and Douglas Hickey (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.26	Promissory Note and Security Agreement dated November 2, 1998 by and between the Registrant and Douglas Hickey. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.27	Nonstatutory Stock Option Agreement dated as of May 8, 2002 by and between Registrant and Paul Bartlett.
10.28	Nonstatutory Stock Option Agreement dated as of January 15, 2003 by and between Registrant and Paul Bartlett.
10.29	Employment Agreement dated as of April 8, 2002 by and between Registrant and Paul Bartlett.
10.30	Nonstatutory Stock Option Agreement dated as of October 10, 2002 by and between Registrant and Robert Allen Shipp.
10.31	Employment Agreement dated as of October 9, 2002 by and between Registrant and Robert Allen Shipp.
10.32	Employment Agreement dated as of November 4, 2002 by and between Registrant and Patrick Tracy Currie.
10.33	Nonstatutory Stock Option Agreement dated as of November 6, 2002 by and between Registrant and Patrick Tracy Currie.
10.34	Separation Agreement and Release dated as of November 16, 2002 by and between Registrant and Pierre Van Beneden (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).
10.35	Separation Agreement and Release dated as of January 15, 2003 by and between Registrant and Laureen DeBuono.
10.36	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.37	Loan and Security Agreement dated as of September 30, 2002 by and between Registrant and Silicon Valley Bank.

10.38	Share Purchase Agreement by and among Registrant, Critical Path Japan K.K., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), NTT Communications Corporation and NEC Corporation dated as June 6, 2002.
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney (see the signature page of this report).
99.1	Certification of Chief Executive Officer*
99.2	Certification of Chief Financial Officer*
_______________

*	The material contained in Exhibits 99.1 and 99.2 is not deemed “filed” with the U.S. Securities and Exchange Commission and is not incorporated by reference into any filing of Critical Path, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Report of Independent Accountants

To the Board of Directors and Shareholders

of Critical Path, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(i) present fairly, in all material respects, the financial position of Critical Path, Inc. and its subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 8 of Notes to Consolidated Financial Statements — Goodwill and Other Intangible Assets, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

PRICEWATERHOUSECOOPERS LLP

SAN JOSE, CA

FEBRUARY 5, 2003,
except for Note 10,
which is as of
March 25, 2003

CRITICAL PATH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,

	2001	2002

ASSETS
Current assets
Cash and cash equivalents	$59,463	$33,498
Short-term marketable securities	9,702	5,583
Accounts receivable, net	26,692	22,818
Other current assets	5,367	4,030

Total current assets	101,224	65,929
Long-term marketable securities	—	3,990
Equity investments	7,215	357
Property and equipment, net	36,285	18,142
Goodwill	1,983	6,613
Other intangible assets, net	46,658	—
Restricted cash	2,674	2,729
Other assets	3,913	6,246

Total assets	$199,952	$104,006

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$25,955	$28,093
Accrued liabilities	6,232	3,764
Deferred revenue	10,297	10,788
Capital lease and other obligations, current	3,431	3,323

Total current liabilities	45,915	45,968
Convertible subordinated notes payable	38,360	38,360
Capital lease and other obligations, long-term	1,149	1,332

Total liabilities	85,424	85,660

Commitments and contingencies (Note 13)
Mandatorily redeemable preferred stock (Note 15)
Shares authorized: 5,000
Shares issued and outstanding: 4,000
Liquidation value at December 31, 2002: $59,548	5,556	26,900
Shareholders’ equity (deficit)
Common Stock and paid-in-capital, $0.001 par value
Shares authorized: 150,000
Shares issued and outstanding: 76,581 and 80,130	2,176,187	2,165,917
Common stock warrants	5,250	5,947
Notes receivable from shareholders	(1,222)	—
Unearned compensation	(7,050)	(59)
Accumulated deficit	(2,061,405)	(2,179,316)
Accumulated other comprehensive loss	(2,788)	(1,043)

Total shareholders’ equity (deficit)	108,972	(8,554)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ equity (deficit)	$199,952	$104,006

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,

	2000	2001	2002

Net revenues
Software license	$51,607	$30,960	$35,176
Hosted messaging	58,553	43,821	24,893
Professional services	14,527	12,573	11,593
Maintenance and support	10,966	16,819	15,471

Total net revenues	135,653	104,173	87,133

Cost of net revenues
Software license	2,731	1,533	2,682
Hosted messaging	59,104	59,124	29,303
Professional services	5,945	10,315	10,020
Maintenance and support	8,060	10,081	8,670
Amortization of purchased technology	18,140	21,284	18,522
Acquisition-related retention bonuses	1,040	—	—
Stock-based expense — Hosted messaging	1,586	1,520	590
Stock-based expense — Professional services	—	1,347	222
Stock-based expense — Maintenance and support	—	1,183	413
Impairment of long-lived assets	25,315	16,654	—

Total cost of net revenues	121,921	123,041	70,422

Gross profit (loss)	13,732	(18,868)	16,711

Operating expenses
Sales and marketing	66,125	53,356	43,604
Research and development	31,022	30,744	19,649
General and administrative	30,444	42,260	22,128
Amortization of goodwill and other intangible assets	382,932	32,746	24,773
Acquisition-related retention bonuses	8,294	1,381	11
Stock-based expense — Sales and marketing	3,884	5,174	3,877
Stock-based expense — Research and development	3,449	3,691	1,214
Stock-based expense — General and administrative	12,754	25,220	3,681
Stock-based expense — Restructuring	3,447	—	—
Acquired in-process research and development	3,700	—	—
Restructuring and other expenses	3,248	18,267	3,168
Impairment of long-lived assets	1,282,150	9,991	—

Total operating expenses	1,831,449	222,830	122,105

Loss from operations	(1,817,717)	(241,698)	(105,394)
Interest and other income (expense), net	12,970	5,840	(5,852)
Interest expense	(15,948)	(14,714)	(2,748)
Equity in net loss of joint venture	(1,019)	(1,866)	(1,408)
Minority interest in net income of consolidated subsidiary	(649)	—	—
Loss on investments	(23,589)	(702)	(1,530)
Gain on retirement of subordinated notes, net	—	180,882	—

Loss before income taxes	(1,845,952)	(72,258)	(116,932)
Provision for income taxes	(6,513)	(7,206)	(979)

Net loss	(1,852,465)	(79,464)	(117,911)
Accretion on mandatorily redeemable preferred stock	—	(356)	(13,904)

Net loss attributable to common shares	$(1,852,465)	$(79,820)	$(131,815)

Net loss per share attributable to common shares — basic and diluted:
Net loss per share attributable to common shares	$(30.67)	$(1.08)	$(1.69)
Weighted average shares — basic and diluted	60,399	73,981	77,782

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Year Ended December 31,

	2000	2001	2002

	(In thousands)
Common Stock
Balance, beginning of year	$864,699	$2,130,329	$2,181,437
Issuance of Common Stock	1,204,022	431	511
Conversion feature on mandatorily redeemable preferred stock	—	41,600	(125)
Dividend accretion on mandatorily redeemable preferred stock	—	(121)	(4,427)
Exercise of stock options and warrants	32,246	2,139	1,268
Issuance of warrants to purchase common stock	—	5,250	697
Unearned compensation related to stock options	29,608	3,632	1,980
Accretion on mandatorily redeemable preferred stock	—	(235)	(9,477)
Purchase of Common Stock	(246)	(67)	—
Purchase of remaining minority interest	—	(1,521)	—

Balance, end of year	2,130,329	2,181,437	2,171,864

Notes receivable from shareholders
Balance, beginning of year	(1,154)	(1,205)	(1,222)
Interest on shareholder notes	(51)	(50)	(8)
Repayment of shareholder notes	—	33	1,230

Balance, end of year	(1,205)	(1,222)	—

Unearned compensation
Balance, beginning of year	(19,658)	(34,005)	(7,050)
Unearned compensation related to stock options	(39,630)	(11,210)	—
Amortization of unearned compensation	25,283	38,165	6,991

Balance, end of year	(34,005)	(7,050)	(59)

Accumulated deficit
Balance, beginning of year	(129,476)	(1,981,941)	(2,061,405)

Net loss	(1,852,465)	(79,464)	(117,911)

Balance, end of year	(1,981,941)	(2,061,405)	(2,179,316)
Accumulated other comprehensive income (loss)
Balance, beginning of year	7,829	(74)	(2,788)
Unrealized investment losses	(7,926)	(790)	(671)
Foreign currency translation adjustments	23	(1,924)	2,416

Balance, end of year	(74)	(2,788)	(1,043)

Total shareholders’ equity (deficit)	$113,104	$108,972	$(8,554)

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	2001	2002

	(In thousands)
Operating
Net loss	$(1,852,465)	$(79,464)	$(117,911)
Provision for doubtful accounts	5,492	5,242	673
Depreciation and amortization	35,980	44,897	27,499
Amortization of goodwill and other intangible assets	401,072	54,029	43,295
Stock-based costs and expenses	25,120	38,135	9,997
Acquired in-process research and development	3,700	—	—
Impairment of long-lived assets	1,307,465	26,645	—
Minority interest in net income of consolidated subsidiary	649	—	—
Equity in net loss of joint venture	1,019	1,866	1,408
Change in fair-value of preferred stock instrument	—	—	7,440
Loss on investments	23,589	702	1,530
Gain on retirement of convertible debt	—	(180,882)	—
Provision for restructured operations	—	7,905	461
Accounts receivable	(16,724)	6,229	3,408
Other assets	(4,603)	3,555	(132)
Accounts payable	(8,699)	(10,957)	(696)
Accrued liabilities	(1,380)	(3,793)	(2,528)
Deferred revenue	(711)	(5,340)	491

Net cash used in operating activities	(80,496)	(91,231)	(25,065)

Investing
Notes receivable from officers	(1,966)	(1,699)	345
Property and equipment purchases	(54,461)	(11,189)	(6,770)
Available-for-sale marketable securities, net	—	(9,702)	172
Investments in unconsolidated entities, net	(28,492)	(4,212)	—
Payments for acquisitions, net of cash acquired	(15,618)	(5,686)	4,511
Promissory note receivable	10,000	—	—
Restricted cash	110	(2,459)	(55)

Net cash used in investing activities	(90,427)	(34,947)	(1,797)

Financing
Proceeds from issuance of Preferred Stock, net	—	26,786	—
Proceeds from issuance of Common Stock, net	35,368	2,570	1,779
Proceeds from convertible debt offering, net	289,181	—	—
Retirement of convertible debt	—	(48,734)	—
Repayment of note payable	(6,000)	—	—
Proceeds from payments of shareholder notes receivable	—	33	1,230
Purchase of common stock	(246)	(67)	—
Principal payments on capital lease obligations	(6,816)	(10,912)	(3,790)

Net cash provided by (used in) financing activities	311,487	(30,324)	(781)

Net change in cash and cash equivalents	140,564	(156,502)	(27,643)
Effect of exchange rates on cash and cash equivalents	46	(577)	1,678
Cash and cash equivalents at beginning of year	75,932	216,542	59,463

Cash and cash equivalents at end of year	$216,542	$59,463	$33,498

Supplemental cash flow disclosure:
Cash paid for interest	$11,598	$17,633	$2,316
Cash paid for income taxes	$335	$6,914	$2,578
Non-cash investing and financing activities:
Property and equipment leases	$—	$1,413	$—
Retirement of notes payable through issuance of Preferred Stock	$—	$64,630	$—
Common Stock and options issued for acquisitions	$1,229,728	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

      Critical Path, Inc. was incorporated in California on February 19, 1997. Critical Path, along with its subsidiaries (collectively referred to herein as the “Company”), provides digital communications software and services that enable enterprises, government agencies, wireless carriers, and service providers to rapidly deploy highly scalable solutions for messaging and identity management. Built upon an open, extensible software platform, these solutions help organizations expand the range of digital communications services they provide, while reducing overall costs. Critical Path’s messaging solutions — which are available both as licensed software or hosted services — provide integrated access to a broad range of communication and collaboration applications from wireless devices, Web browsers, desktop clients, and voice systems. This provides new revenue opportunities for carriers and service providers and enables them to attract new subscribers, drive more usage, and retain subscribers longer. For enterprises and governments, Critical Path’s solutions reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable easier compliance with new regulatory mandates, and reduce the cost and effort of deploying modern messaging services to distributed organizations, mobile users, deskless workers, suppliers and customers.

Liquidity

      Since inception, the Company has incurred aggregate consolidated net losses of approximately $2.2 billion, which includes $1.3 billion related to the impairment of long-lived assets, $444.5 million related to non-cash charges associated with the Company’s ten acquisitions and $171.9 million related to non-cash stock-based compensation expenses. In 2001, the Company completed a financing transaction that resulted in net cash proceeds of approximately $27 million and the retirement of approximately $65 million of face value of its 5 3/4% Convertible Subordinated Notes. Also, during 2001, the Company retired an additional $197 million of face value of its 5 3/4% Convertible Subordinated Notes.

      The Company’s revenues generated from the sale of its products and services may not increase to a level that exceeds its operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. The Company expects operating expenses to decrease in 2003, however if it is not successful in achieving this reduction, operating expenses will constitute a material use of its cash. Accordingly, the Company’s cash flow from operations may continue to be negatively impacted. However, the Company believes that its cash, cash equivalents, marketable securities and available line of credit will be sufficient to maintain current and planned operations for at least the next twelve months. Failure to generate sufficient revenues, raise additional capital or reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Reclassifications

      Certain amounts previously reported have been reclassified to conform to the current period presentation and such reclassifications did not have an effect on the prior periods’ net loss attributable to common shares.

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

Acquisitions

      The Company has accounted for all business combinations using the purchase method of accounting. Results of operations of the acquired businesses are included in the Company’s financial results from the date of the acquisition. Assets and liabilities of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of separately identified assets and liabilities acquired are included in goodwill in the accompanying consolidated balance sheets. The fair value of separately identified intangible assets was determined based upon independent valuations using various valuation methodologies.

Cash Equivalents and Restricted Cash

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds. Restricted cash is composed of amounts held on deposit that are required as collateral related to certain lease and other obligations of the Company.

Investments

      Short-term and long-term marketable securities and long-term equity investments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” This statement requires that securities be classified as “held to maturity,” “available-for-sale” or “trading,” and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. At December 31, 2002, the Company held short and long-term marketable securities in low risk government securities, agency and corporate bonds and classifies these investments as available-for-sale. Available-for-sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss), a separate component of stockholders’ equity (deficit).

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

      No individual customer accounted for ten percent or more of the Company’s accounts receivable at December 31, 2002 and 2001 or net revenues in 2000, 2001 and 2002.

Fair Value of Financial Instruments

      The Company’s financial instruments, including cash and cash equivalents, restricted cash, investments in marketable securities, accounts and notes receivable and accounts payable, are carried at cost, which approximates fair value due to the short maturity of these instruments. The fair value of the Company’s convertible subordinated notes is disclosed in Note 11 — Convertible Subordinated Notes.

Derivative Instruments

      The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company records derivatives on the balance sheet at their fair value in compliance with the standards set forth in SFAS No. 133. Currently the Company has a non-hedged derivative, which it issued during 2001 in connection with its issuance of Series D Convertible Preferred Shares, and accordingly, changes in its fair value are adjusted through the statement of operations. See also Note 15 — Financing Transaction.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term, if applicable, generally three to five years. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

Software Costs for Internal Use

      The Company capitalizes costs related to software for internal use. These costs primarily include purchased software and qualifying external consulting fees and are amortized over their estimated useful lives, generally three years. The amortization expense is included in general and administrative expenses. During 2000, 2001 and 2002, approximately $2.1 million, $1.5 million and $278,000 of cost, respectively, related to internal use software was capitalized, and amortization of $283,000, $1.0 million and $1.3 million, respectively, was charged to expense.

Software Costs for Products

      Development costs related to software products are expensed as incurred, as research and development costs, until technological feasibility of the product has been established. The Company has defined the establishment of technological feasibility as the completion of a working model. There is typically a relatively short time period between technological feasibility and product release, and the amount of costs incurred during such period is insignificant; as a result, capitalization of software development costs has been infrequent and insignificant. During 2000, approximately $800,000 was capitalized related to software development costs. These costs are being amortized over three years, with amortization of $267,000 recorded in both 2001 and 2002, respectively. There were no amounts capitalized during 2001 and 2002 and there was no amortization expense during 2000.

Goodwill

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The standard also requires that goodwill be allocated to the Company’s reporting units for purposes of impairment testing. The Company identified two reporting units for the purposes of this analysis: license software and services and hosted services.

      As of January 1, 2002, the Company adopted SFAS No. 142 and accordingly reclassified $3.6 million of intangible assets related to assembled workforce to goodwill. As a result approximately $5.6 million of goodwill will no longer be amortized. In lieu of amortization, the Company is required to perform an impairment review of its goodwill balance on at least an annual basis and upon the initial adoption of SFAS No. 142. This impairment review involves a two-step process as follows:

Step 1 —	The Company compares the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 —	The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess. Purchased technology and other identifiable intangible assets are carried at cost less accumulated amortization. The Company amortizes other identifiable intangibles on a straight-line basis over their estimated useful lives.

Finite-lived Intangibles and Long-lived Assets

      Finite-lived intangible assets are presented at cost, net of accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives of the assets, which has historically been between 3 and 5 years. The Company will record an impairment charge on finite-lived intangibles or long-lived assets when it determines that the carrying value of intangibles and long-lived assets may not be recoverable. Factors considered important which could trigger an impairment, include, but are not limited to:

•	significant under performance relative to expected historical or projected future operating results;

•	significant changes in the manner of the Company’s use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in the Company’s stock price for a sustained period; and

•	the Company’s market capitalization relative to net book value.

      Based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in the Company’s current business model. See also Note 7 — Property and Equipment, Note 8 — Intangible Assets and Note 17 — Impairment of Long-Lived Assets.

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

      The Company’s revenue recognition policies requires that revenues recognized from software arrangements be allocated to each element of the arrangement based on the fair values of the elements, such as software products, post contract customer support, installation, training or other services. License software sales that involve multiple elements, including software license and undelivered maintenance and support and professional services, are recognized such that we allocate revenue to the delivered elements of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements. The vendor specific objective evidence of fair values for the ongoing maintenance obligations are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. Vendor specific objective evidence of the fair value of other services, primarily professional services, is based upon substantive rates stated in the contractual arrangements or upon separate sales of these services at substantive rates.

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

Advertising Expense

      Advertising and promotion costs are generally expensed as incurred. Costs associated with the development of print or other media campaigns are deferred until the period that includes the first commercial use of the media campaign. Costs associated with industry trade shows and customer conferences are deferred until the period that includes the applicable trade show or conference. Advertising costs totaled $1,300,000, $648,000 and $353,000 during 2000, 2001 and 2002, respectively.

Research and Development

      Research and development costs include expenses incurred by the Company to develop and enhance its digital communications software and services. Research and development costs, including acquired in-process research and development costs, are recognized as expense, as incurred.

Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense for fixed options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18. The shares underlying warrants or options, which are unvested, are remeasured at each reporting date until a measurement date occurs, at which time the fair value of the warrant is fixed. The related charge is amortized over the estimated term of the relationship. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not. Currently, all related amortization has been recognized as advertising expense over the term of the estimated benefit period. See also Note 8 — Intangible Assets.

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company adopted the disclosure requirement of SFAS No. 148 on December 31, 2002.

      The compensation cost associated with the Company’s stock-based compensation plans, determined using the Black-Scholes option pricing model, resulted in a material difference from the reported net loss during the three years ended 2002. Had compensation cost been recognized based on the fair value at the date of grant for options granted, during 2000, 2001, and 2002, the pro forma amounts of the Company’s net loss and net loss per share would have been as follows:

	Year Ended December 31,

	2000	2001	2002

	(In thousands, except per share amounts)
Net loss attributable to common shares — as reported	$(1,852,465)	$(79,820)	$(131,815)
Add:
Unearned stock-based employee compensation expense included in reported net loss attributable to common shares	25,283	38,165	9,997
Deduct
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(332,420)	(23,901)	(68,658)

Net loss attributable to common shares — pro forma	(2,158,602)	(65,556)	(190,476)
Basic and diluted net loss per share attributable to common shares — as reported	(30.67)	(1.08)	(1.69)
Basic and diluted net loss per share attributable to common shares — pro forma	(35.76)	(0.89)	(2.45)

      The Company calculated the fair value of each option grant on the date of grant during 2000, 2001 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended December 31,

	2000	2001	2002

Risk-free interest rate	6.0%	4.0%	2.6%
Expected lives (in years)	4.0	4.0	4.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	128.0%	250.0%	111.0%

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

Net Loss Per Share

      Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase by the Company and shares held in escrow in connection with certain acquisition agreements are excluded from the basic calculation. Diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of each class of potential common shares is dilutive. Potential common shares include restricted Common Stock, shares held in escrow, and incremental Common and Preferred shares issuable upon the exercise of stock options and warrants and upon conversion of Series D Cumulative Redeemable Convertible Participating Preferred Stock and the 5 3/4% Convertible Subordinated Notes. See also Note 19 — Net Loss Per Share.

Comprehensive Income (Loss)

      The Company accounts for and reports comprehensive income or loss and its components in its financial statements. Comprehensive income (loss), as defined, includes the Company’s net income or loss and all other changes in equity (net assets) during the period from non-owner sources.

      Changes in accumulated other comprehensive income (loss) during 2000, 2001 and 2002 were as follows (in thousands):

	Unrealized
	gain (loss) on	Cumulative
	available-for-sale	translation
	investments	adjustment	Total

Balance at December 31, 1999	$7,926	$(97)	$7,829
Unrealized investment losses	(7,926)	—	(7,926)
Foreign currency translation adjustments	—	23	23

Total other comprehensive income (loss)	(7,926)	23	(7,903)
Balance at December 31, 2000	$—	$(74)	$(74)

Unrealized investment losses	(790)	—	(790)
Foreign currency translation adjustments	—	(1,924)	(1,924)

Total other comprehensive income (loss)	(790)	(1,924)	(2,714)
Balance at December 31, 2001	$(790)	$(1,998)	$(2,788)

Unrealized investment losses	(671)	—	(671)
Foreign currency translation adjustments	—	2,416	2,416

Total other comprehensive income (loss)	(671)	2,416	1,745
Balance at December 31, 2002	$(1,461)	$418	$(1,043)

      There were no tax effects allocated to any components of other comprehensive income during 2000, 2001 or 2002. See also Note 11 — Income Taxes.

Foreign Currency

      The Company considers the local currencies of each of its foreign operations to be the functional currency in those operations. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are charged or credited to other comprehensive income, a component of shareholders’ equity (deficit). Gains and losses on foreign currency transactions are included in non-operating income and expense. The Company recognized a net loss from foreign currency transactions associated with its international operations in the amount of $280,000 in 2000, a net gain of $947,000 in 2001 and a net loss of $817,000 in 2002.

Segment and Geographic Information

      The Company does not currently manage its business in a manner that requires it to report financial results on a segment basis. The Company currently operates in one segment: Digital communications software and services and management uses one measure of profitability. See also Note 20 — Product and Geographic Information.

Recent accounting pronouncements

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN No. 46 requires that the Company make disclosures in its consolidated financial statements for the year ended December 31, 2002 when the Company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN No. 46 becomes effective. At this time, the Company does not believe it is reasonably possible that the Company will consolidate or disclose information about variable interest entities. However, the Company will continue to assess the impact of FIN No. 46 on its consolidated financial statements.

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company has adopted the disclosure requirements, contained in Note 13 — Commitments and Contingencies, and is currently assessing the impact of the recognition and initial measurement provisions of FIN No. 45 will have on its financial position and results of operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in the first quarter of 2003 and will recognize approximately $5.9 million of restructuring costs during the year ending December 31, 2003 as the related liabilities are incurred.

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

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement develops one accounting model for long-lived assets that are to be disposed of by sale. This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, this Statement expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption of this Statement did not have a material impact on its financial position and results of operations.

Note 2 — Acquisitions

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

      During 1999 and 2000, the Company completed ten acquisitions. There were no acquisitions completed during 2001. These acquisitions have been accounted for using the purchase method of accounting and were as follows:

•	Operating assets of the Connect Service business of Fabrik Communications, including the ongoing business operations and customer relationships;

•	dotOne Corporation, a corporate email messaging service provider;

•	Amplitude Software Corporation, a provider of business-to-business Internet calendaring and resource scheduling solutions;

•	Xeti, Inc., a developer of standards-based public key infrastructure solutions;

•	FaxNet Corporation, a outsource supplier of carrier-class enhanced fax and integrated messaging solutions;

•	ISOCOR Corporation, a supplier of Internet messaging, directory and meta-directory software solutions;

•	The docSpace Company, a provider of web-based services for secure file delivery, storage and collaboration;

•	RemarQ Communities, Inc., a provider of Internet collaboration services for corporations, web portals and Internet service providers;

•	Netmosphere, Inc., a provider of e-Business solutions for project collaboration and communications;

•	PeerLogic, Inc., a provider of directory and enterprise application integration software.

	Acquired Company

	Fabrik	dotOne	Amplitude	Xeti	FaxNet	ISOCOR	docSpace	RemarQ	Netmosphere	PeerLogic

	(In thousands)
Acquisition date	5/26/99	7/12/99	8/31/99	11/24/99	12/6/99	1/19/00	3/8/00	3/30/00	6/26/00	9/26/00
Shares issued	109	641	4,107	274	2,845	5,030	3,806	3,868	1,008	6,120
Purchase price:
Value of shares issued	$ 8,000	$35,000	$141,300	$18,500	$152,400	$226,700	$218,000	$259,300	$33,000	$374,700
Value of options assumed	—	3,200	22,000	3,100	7,300	37,200	—	7,700	6,700	63,400
Cash	12,000	17,500	45,000	2,000	20,000	—	30,000	—	—	3,000
Transaction costs	100	1,300	6,100	200	7,900	13,500	10,000	600	1,600	4,000

Total purchase price	$20,100	$57,000	$214,400	$23,800	$187,600	$277,400	$258,000	$267,600	$41,300	$445,100

Purchase price allocation:
Property and equipment	$ 500	$ —	$—	$ —	$—	$—	$—	$—	$ —	$—
Customer base	2,100	4,600	600	—	5,500	9,800	—	5,900	9,000	5,500
Assembled workforce	400	1,500	3,800	360	900	3,400	500	3,300	1,400	7,400
In-process technology	—	—	—	—	—	200	—	—	—	3,500
Existing technology	—	600	4,100	540	6,100	18,300	21,500	4,500	3,600	30,300
Unvested/assumed options	—	—	—	—	—	—	—	—	—	28,300
Tangible assets/(liabilities)	—	(1,700)	4,400	200	(10,100)	18,700	(7,100)	7,800	(1,000)	(18,650)
Goodwill	17,100	52,000	201,500	22,700	185,200	227,000	243,100	246,100	28,300	388,750

Total purchase price	$20,100	$57,000	$214,400	$23,800	$187,600	$277,400	$258,000	$267,600	$41,300	$445,100

Acquired In-Process Research and Development

      In connection with the acquisitions of ISOCOR and PeerLogic during 2000, the Company recognized $3.7 million representing the value attributable to acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. These values were determined by estimating the future net cash flows of the acquired in-process research and development over their respective estimated useful lives and discounting the net cash flows back to their present value. At December 31, 2002, actual results were consistent, in all material respects, with our assumptions at the time of the acquisitions. All acquired in-process research and development was expensed at the date of acquisition. No amounts were recognized from acquired in-process research and development during 2001 and 2002.

Pro Forma Results (Unaudited)

      The following unaudited pro forma summary presents the Company’s consolidated results of operations for 2000 as if the acquisitions completed in 2000 had been consummated at January 1, 2000. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets and the accretion of the acquisition-related retention bonuses.

Year Ended
December 31,
2000

(In thousands, except
per share amounts)
Net revenues	$154,382
Net loss	$(1,532,958)
Net loss per share:
Basic and diluted	$(20.91)

      The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

Note 3 — Retention Related Bonuses

      In connection with the acquisitions of dotOne, Amplitude, Xeti, FaxNet, ISOCOR, and docSpace, during 1999 and 2000, the Company established a retention bonus program in the aggregate amount of $20.7 million to provide incentives for certain former employees of these companies to continue their employment with the Company. Payments of bonuses to designated employees occurs on the six-month, twelve-month or eighteen-month anniversary date of the acquisition, depending on the program, unless the designated employee voluntarily terminates employment with the Company prior to the respective acquisition’s applicable anniversary. A ratable share of the adjusted eligible bonus amount has been accrued and charged to compensation expense over the respective six, twelve or eighteen month period commencing on the date the bonuses were granted. There were no acquisition-related retention bonuses granted during 2001 and 2002.

      As of December 31, 2000, the aggregate, adjusted eligible bonus amount was $4.9 million and the ratable charge to compensation expense for the year then ended was $9.3 million. Based on the functions of the employees scheduled to receive acquisition bonuses in 2000, $1.0 million of the compensation charge was allocated to cost of net revenues and the remaining $8.3 million was allocated to operating expenses. Additionally, during 2000, approximately $790,000 was recognized as employee severance expense, resulting from acceleration of the required one year vesting period in the third quarter of 2000. See also Note 4 — Strategic Restructuring and Employee Severance. During 2000, $11.6 million was paid in acquisition-related retention bonuses and $2.5 million was accrued as of the year then ended.

      As of December 31, 2001, the aggregate, adjusted eligible bonus amount was $1.9 million and the ratable charge to compensation expense for the year then ended was $1.4 million. Based on the functions of the employees scheduled to receive acquisition bonuses in 2001, this amount was charged to operating expenses. In March 2001, the Company announced an employee retention bonus program designed to provide incentives for current employees of Critical Path to continue their employment with the Company. The Company did not incur or pay any cost related to this program, as none of the financial metrics were achieved. During 2002, the charges to compensation related to acquisition bonuses were insignificant. Additionally, as of December 31, 2002 no acquisition bonuses remained.

Note 4 — Strategic Restructuring and Employee Severance

	Liabilities at			Cash	Liabilities at
	December 31,	Total	Noncash	Receipts	December 31,
	2001	Charges	Charges	(Payments)	2002

Workforce reduction	$0.1	$2.1	$—	$(1.0)	$1.2
Facility and operations consolidation and other charges	1.9	1.1	(0.4)	(1.5)	1.1
Non-core product and service sales and divestitures	0.2	—	—	0.1	0.3

Total	$2.2	$3.2	$(0.4)	$(2.4)	$2.6

      In July 2000, the Company announced a plan to reduce its worldwide employee headcount by approximately 113 employees or 11%. This employee reduction plan was executed with the intent to realize various synergies gained through the nine acquisitions the Company completed in 1999 and the first half of 2000. During 2000, the Company recognized a charge for severance-related costs totaling $6.7 million, comprised of $3.3 million in cash charges and $3.4 million in stock-based compensation expense, which resulted from the acceleration of certain employee stock options in connection with the Company’s employee reduction plan. During 2000, the Company paid all amounts related to employee severance.

      In April 2001, the Company announced a strategic restructuring plan that involved reorganizing and refocusing Critical Path’s product and service offerings, a workforce reduction, and a facilities and operations consolidation. Additionally, the Company has implemented an aggressive expense management plan to further reduce operating costs while maintaining strong customer service. The Company completed its restructuring plan in 2001, including the divestiture of all products and services deemed to be non-core products and services to the continued operations of the company, a 44% reduction in headcount, a 65% reduction in the number of facilities and the implementation of other cost cutting measures, resulting in a significant reduction in overall operating expenses. The non-core products and services comprised approximately 26% and 21% of total revenues in the years ended December 31, 2000 and 2001.

      During 2001, the Company sold or discontinued all of its non-core products and services and as a result of these transactions recognized a net gain of $1.0 million for the year ended December 31, 2001. The Company reduced its headcount from 1,011 employees at March 31, 2001 to 562 employees at December 31, 2001. Charges related to the headcount reduction consisted primarily of the payment of severance and fringe benefits, and aggregated approximately $10.3 million during 2001. In connection with the consolidation of facilities it reduced from 77 at March 31, 2001 to 27 at December 31, 2001. Lease terminations and facility consolidation related charges consisted primarily of lease termination costs, future lease payments and related fees, and aggregated approximately $9.0 million during 2001. At December 31, 2002, the balance of the accrual was approximately $600,000 and is expected to be utilized by the end of 2003.

      In May 2002, the Board of Directors approved a restructuring plan to further reduce the Company’s expense levels consistent with the current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. During 2002, approximately $762,000 was charged against this accrual, primarily cash payments of severance related costs. The balance of the accrual at December 31, 2002, of approximately $777,000 is expected to be utilized by the end of 2003.

      In January 2003, The Company announced a restructuring initiative designed to further reduce its expense level in an effort to achieve operating profitability assuming no or moderate revenue growth. The cost-reduction plan targets a reduction in operating expenses, excluding special charges, amortization and depreciation, of approximately $22 million annually. Quarterly operating expenses are expected to be, excluding special charges, amortization and depreciation, of approximately $21 million to $22 million by mid-year 2003. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction is partially offset by outsourcing approximately 75 positions to lower cost service providers. The Company anticipates an aggregate charge of approximately $7.5 million resulting from the cost reduction plan, inclusive of $6.5 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $668,000 in severance and related costs and $1.0 million in facilities lease termination costs. The Company expects to incur the remainder of the charge through the first half of 2003. At December 31, 2002, the balance of the accrual was approximately $1.2 million and is expected to be utilized by the end of 2003.

Note 5 — Accounts Receivable

	December 31,

	2001	2002

	(In thousands)
Accounts receivable	$27,874	$24,404
Allowance for doubtful accounts	(1,182)	(1,586)

Accounts receivable, net	$26,692	$22,818

      The provision for doubtful accounts was $5.5 million, $5.2 million and $673,000 in 2000, 2001 and 2002, respectively.

Note 6 — Investments

		Net	Period
December 31, 2001	Cost	Unrealized	Income	Estimated
(In thousands)	Basis	Gain (Loss)	(Expense)	Fair Value

Short-term investments
Marketable securities	$9,702	$—	$—	$9,702

Long-term investments
Marketable equity investments	$1,883	$(790)	$—	$1,093
Non-marketable equity investments	2,202	—	(702)	1,500
Investment in Critical Path Pacific, equity method	7,508	—	(2,886)	4,622

	$11,593	$(790)	$(3,588)	$7,215

December 31, 2002
(In thousands)

Short-term investments
Marketable securities	$5,583	$—	$—	$5,583

Long-term investments
Marketable securities	$3,985	$5	$—	$3,990
Marketable equity investments	997	(676)	36	357

	$4,982	$(671)	$36	$4,347

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

      During 2000, 2001 and 2002, the Company determined that the impairment of certain of these investments were deemed to be other-than-temporary and recorded write downs of $23.6 million, $702,000 and $1.5 million. The impairment charge recorded in 2000, consisted of $2.6 million in investments in marketable securities and $21.0 million in investments in non-marketable securities. During 2001 and 2002 the Company recorded write-downs related to other-than-temporary impairments of certain non-marketable securities. As of December 31, 2002, the estimated fair value of non-marketable equity investments amounted to zero.

      In June 2000, the Company established a joint venture, Critical Path Pacific, Inc., with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. The Company invested $7.5 million, acquiring a 40% ownership interest in the joint venture. This investment was accounted for using the equity method. During 2000, 2001 and 2002, the Company recorded equity in net loss of joint venture of approximately $1.0 million, $1.9 million and $1.4 million, respectively. On June 6, 2002, the Company acquired the remaining 60% ownership interest. See also Note 2 — Acquisitions.

Note 7 — Property and Equipment

	December 31,

	2001	2002

	(In thousands)
Computer equipment and software	$109,543	$104,474
Furniture and fixtures	9,822	9,456
Leasehold improvements	2,180	2,035

	121,545	115,965
Less: Accumulated depreciation and amortization	(85,260)	(97,823)

	$36,285	$18,142

      At December 31, 2000, 2001 and 2002, property and equipment included $21.5 million, $2.9 million and $5.1 million of assets under capital leases, respectively, and accumulated amortization totaled $13.6 million, $1.4 million and $3.1 million at December 31, 2000 , 2001 and 2002, respectively. All assets under capital lease relate to computer equipment and software.

      Depreciation and amortization expense totaled $34.4 million, $43.0 million and $27.2 million during 2000, 2001 and 2002, respectively.

Note 8 — Goodwill and Other Intangible Assets

      At December 31, 2002, the Company was carrying goodwill of $6.6 million, which is no longer being amortized, in accordance with SFAS No. 142. All acquired intangible assets were fully amortized as of December 31, 2002. At December 31, 2001, the Company carried net intangible assets of $48.6 million. Of this amount, $46.7 million is related to acquired intangible assets and the remaining $1.9 million was associated with goodwill. During the second quarter of 2002, goodwill increased by approximately $1.0 million associated with the Company’s acquisition of the remaining 60% ownership interest in Critical Path Pacific, Inc. See also Note 2 — Acquisitions.

      The Company performed its initial goodwill impairment test upon adoption on January 1, 2002, as required by SFAS No. 142, at which time the goodwill was not impaired. On September 30, 2002, the Company performed its annual impairment review, at which time the goodwill was not impaired. The Company will continue to test for impairment on an annual basis and on a more frequent basis if events occur or circumstances change that would more likely than not reduce the fair value of any of the Company’s reporting units below their carrying value. See also Note 1 — The Company and Summary of Significant Accounting Policies.

      Goodwill is detailed as follows (in thousands):

	December 31,		January 1,		December 31,
	2001	Reclassification	2002	Acquisition	2002

United States	$—	$2,386	$2,386	$—	$2,386
Europe	1,983	1,262	3,245	—	3,245
Other	—	—	—	982	982

	$1,983	$3,648	$5,631	$982	$6,613

      Other intangible assets are detailed as follows (in thousands):

			Net
	Gross	Accumulated	Book
December 31, 2001	Amount	Amortization	Value

Existing technology	$39,748	$(21,226)	$18,522
Strategic relationships — warrants	38,660	(19,330)	19,330
Customer base	12,493	(7,698)	4,795
Assembled workforce	8,930	(5,282)	3,648
Patents	726	(363)	363

	$100,558	$(53,900)	$46,658

			Net
	Gross	Accumulated	Book
December 31, 2002	Amount	Amortization	Value

Existing technology	$39,748	$(39,748)	$—
Strategic relationships — warrants	38,660	(38,660)	—
Customer base	12,493	(12,493)	—
Patents	726	(726)	—

	$91,627	$(91,627)	$—

      Amortization expense was $401.1 million, $54.1 million and $43.3 million in 2000, 2001 and 2002. Included in amortization expense was amortization of goodwill totaling $341.7 million, $643,000 and zero in 2000, 2001 and 2002, respectively, with the remaining amortization expense related to other intangible assets. Based on the types of other identifiable intangibles acquired, during 2000, 2001 and 2002 amortization expense of $18.1 million, $21.3 million and $18.5 million was allocated to cost of net revenues, respectively, and amortization expense of $382.9 million, $32.7 million and $24.8 million was allocated to operating expenses, respectively. During 2000, the Company also recognized $3.7 million of acquired in-process research and development costs in the period the transaction was consummated. See also Note 2 — Acquisitions. Additionally, a $1.3 billion impairment charge to reduce the carrying value of goodwill and other intangible assets was recognized in 2000. The remaining identifiable intangible assets primarily relate to existing technology for some of the Company’s licensed products, which were acquired in 2000, and certain amounts related to assembled work forces, which were acquired in 1999 and 2000. Intangible assets were fully amortized as of the end of 2002. See also Note 17 — Impairment of Long-Lived Assets.

      The following table presents net loss attributable to common shares and net loss per share attributable to common shares — basic and diluted, as if the goodwill, including assembled workforce which has been reclassified to goodwill, had not been amortized during the periods presented (in thousands, except per share amounts):

	Year Ended December 31,

	2000	2001	2002

Net loss
Reported net loss attributable to common shares	$(1,852,465)	$(79,820)	$(131,815)
Amortization of goodwill	5,762	4,688	—

Net loss attributable to common shares, as adjusted	$(1,846,703)	$(75,132)	$(131,815)

Net loss per share — basic and diluted
Reported net loss per share attributable to common shares	$(30.67)	$(1.08)	$(1.69)
Amortization of goodwill per share	0.09	0.06	—

Net loss per share attributable to common shares, as adjusted	$(30.58)	$(1.02)	$(1.69)

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

      As of April 9, 2000, all five milestones had been attained and all related warrants were exercised during 2000 in two net exercises of 766,674 and 1,441,067 shares. Using the Black-Scholes option-pricing model and assuming a term of seven years and expected volatility of 90%, the final revised aggregate fair value of all vested warrants was $93.8 million, which was being amortized to advertising expense using the straight-line method over four years. Aggregate charges to stock-based expenses of $19.5 million and $14.7 million were recorded to operating expenses during 2000 and 2001, respectively, related to these warrants. During 2002, amortization of intangible assets totaled $14.7 million, related to these warrants. The value of these warrants was fully amortized at December 31, 2002. During 2000, the Company recorded an impairment charge of $16.8 million bringing the adjusted fair value to approximately $30.1 million to be amortized over the remaining benefit period. See also Note 17 — Impairment of Long-Lived Assets.

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

      As of December 31, 2001, only the first of the six milestones had been attained. None of the remaining milestones are considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones has not been recognized. During 2000 and 2001, $7.4 million and $4.6 million, respectively, was charged to stock-based operating expense related to the vested warrants. During 2002, amortization of intangible assets totaled $4.6 million, related to these warrants. The value of these warrants was fully amortized at December 31, 2002. During 2000, the Company recorded an impairment charge of $4.8 million. See also Note 16 — Impairment of Long-Lived Assets. The fair value at December 31, 2000 and 2001, was approximately $8.6 million and $4.6 million, respectively, and was fully amortized as of the end of 2002.

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

      Using the Black-Scholes option pricing model and assuming a term of six years and expected volatility of 90%, the fair value of the warrants on the effective date of the agreement approximated $2.0 million, which was being amortized to general and administrative expenses using the straight-line method over ten years beginning January 2000. During both 2000 and 2001, approximately $200,000 was charged to stock-based expense related to the vested warrants. In March 2002, the lease was terminated and the remaining value of $1.6 million was recognized to stock-based expense.

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

      As of December 31, 2002, none of the vesting milestones of the original agreement had been attained and none of the milestones are considered probable. Accordingly no deferred compensation associated with the warrants has been recognized.

      The Company expects that future changes in the trading price of the Company’s Common Stock at the end of each quarter, and at the time certain milestones are achieved, will cause additional substantial changes in the ultimate amount of the related stock-based charges.

Note 9 — Related Party Transactions

Vectis Group, LLC

      In March 2001, the Company entered into certain agreements with Vectis Group, LLC (“Vectis Group”) to engage Vectis Group to act as an advisor to the Company with respect to various strategic alternatives the Company was exploring and to assist with other management related services. As part of the agreement, Vectis Group agreed to provide consulting services to the Company in exchange for a monthly retainer fee, potential transaction — based fees associated with certain strategic asset sales and investments in Critical Path and immediately exercisable warrants to purchase 500,000 shares of the Company’s Common Stock with an exercise price of $2.00 per share, issuable upon execution of the agreement. Using the Black-Scholes option-pricing model and assuming a term of three years, the term of the agreement, and expected volatility of 215%, the initial and final fair value of the warrant on the effective date of the agreement approximated $732,000, which was recognized upon the execution of the agreement in March 2001, because the relationship was terminable at any time. During the term of the agreement, the Company paid Vectis Group an aggregate of approximately $1.1 million in retainer fees and expenses, paid monthly over the life of the agreements, and approximately $3.1 million in transactional fees, which included approximately $2.75 million in connection with the preferred stock financing transaction in November 2001, in which Vectis Group participated as one of several investors in this transaction led by General Atlantic Partners and its affiliates. See also Note 15 — Financing Transaction. William McGlashan, Jr., a principal in Vectis Group, and a member of the Board of Directors of the Company, was appointed interim President and Chief Operating Officer of the Company in April 2001 and was later appointed Vice Chairman and Chief Executive Officer. Effective September 30, 2001, the Company terminated its agreements with Vectis Group for consulting and other transactional services. In connection with the termination of the agreements, certain other employees of Vectis Group became employees of Critical Path. Although the agreements were terminated, certain obligations under the agreement survived, including the transaction fee paid in connection with the Company’s financing transaction in 2001 and related indemnification obligations. The total potential remaining fees payable aggregate between zero and $135,000.

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

Notes receivable from officers

      During 2000, the Company issued a note receivable to a former Chief Financial Officer, Lawrence Reinhold, equal to $1.7 million. Mr. Reinhold’s full recourse note accrued interest at the rate of 6.0% per annum and both principal and interest were scheduled to be forgiven over a specified period. During Mr. Reinhold’s employment with Critical Path approximately $270,000 of principal and interest was forgiven, consistent with the terms of the note, and charged to operating expenses. The repayment of the outstanding loan was subject to certain change of control and employment termination criteria. In August 2001, Mr. Reinhold terminated his employment with the Company. In connection with the termination all outstanding principal and interest totaling $1.5 million was forgiven by the Company and charged to operating expenses.

      In connection with his employment agreement, in October 2001 the Company advanced a loan to and held a note receivable from Pierre Van Beneden, President, totalling $350,000. Mr. Van Beneden’s loan was interest free for the first year and was forgiven in monthly installments over the first year of Van Beneden’s employment, resulting in a compensation charge to operating expense ratably over the first twelve months of his employment. As of October 8, 2002, the one-year anniversary of his employment with the Company, the note had been fully forgiven. Mr. Van Beneden’s employment terminated shortly thereafter.

      During 2001 and in connection with his employment agreement, the Company advanced a loan to and held a note receivable from David Hayden, Executive Chairman and a Director of the Company, in the amount of $1.5 million. The full recourse note accrues interest at the rate of 6.75% per annum and could be repaid by the achievement of performance-based milestones described in Mr. Hayden’s employment agreement and performance loan agreement. The loan was also subject to forgiveness upon certain change of control events. In February 2002, the Board approved an amendment of Mr. Hayden’s employment agreement that eliminated the original performance-based milestones in favor of a single performance-based milestone tied to a change of control event. In addition, the Board increased the amount available under the loan agreement by an additional $450,000, which was funded in March 2002. The loan amount was secured by a first priority security interest in all of Mr. Hayden’s shares and options in the Company, with all other terms of the loan and other agreements unchanged. In July 2002, in connection with the settlement of the terms and conditions of Mr. Hayden’s termination of employment with the Company, some of the terms of the loan were altered as described in this section below under “Termination Agreement.”

      In December 2001, the Board approved a fully secured loan to William McGlashan, Jr., the Company’s Chief Executive Officer, of up to $4.0 million in connection with the purchase of a principal residence in the San Francisco Bay Area. In May 2002, the Compensation Committee of the Board and Mr. McGlashan agreed to amend the agreement in order to reduce the amount of the loan commitment to $1.5 million. As of December 31, 2002, no portion of the loan commitment had yet been funded.

      In connection with the reduction of the loan commitment, in May 2002 Mr. McGlashan was granted an option to purchase 1,000,000 shares of the Company’s Common Stock, at an exercise price of $1.74 per share, which was the fair market value on the date of grant. The option was immediately exercisable subject to the Company’s lapsing right of repurchase at a price equal to the exercise price per share over a three year period. Mr. McGlashan exercised his right to early exercise purchase the shares through a promissory note and stock pledge agreement in May 2002. As such the Company now holds a promissory note in the amount of $1,740,000 secured by shares of Common Stock. The promissory note accrues interest at the adjustable quarterly reference rate of Fidelity Investments or similar banking entity as the shares vest with respect to that portion of the purchase price representing the purchase price of the “vested” shares. As of December 31, 2002, no interest had accrued, however the Company expects interest will begin accruing in May 2003.

      In accordance with EITF Issue No. 00-23, the early exercise of these options is not considered a substantive exercise, for accounting purposes, until the repurchase right lapses. Accordingly, the total exercise price of these options has been recognized as an asset, in Other assets, and as a liability, in Capital lease and other obligations. These balances will be reclassified to shareholders’ equity as the right of repurchase lapses, one third in May 2003, and one thirty sixth monthly thereafter.

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

      In October 2002, Pierre Van Beneden terminated his employment as president of the Company, but continued through January 2003 as a consultant. In connection with a separation agreement and release, Mr. Van Beneden agreed to provide consulting services to the Company on a commissioned basis and shall receive the benefits to which he was entitled under his employment agreement. Such employment agreement benefits, which were paid in January 2003 upon the completion of the consulting term, included a lump sum payment of $337,500, representing nine months base salary, accelerated vesting on a portion of his option grants, triggering a charge of $17,000 to stock-based expenses, and commissions of $50,000. These payments reflect all cash obligations of the Company to Mr. Van Beneden and accordingly no additional payments will be made in connection with the consulting services portion of his termination agreement. As an additional benefit under the separation agreement, Mr. Van Beneden was granted an extension until January 17, 2004 to exercise his option grants. Mr. Van Beneden and the Company executed a mutual release of all claims.

Consulting Agreements

      In August 2002, the Company retained the services of The Cohen Group, an international strategic consulting company. The chairman and chief executive officer of The Cohen Group is William S. Cohen, a member of the Board of Directors of the Company. Under the agreement, The Cohen Group received a $150,000 retainer fee to be credited against a sliding scale of earned sales and referral commissions on transactions resulting in license revenue for the Company. The agreement is for a one year renewable term, with reimbursement for specified expenses up to a cap of 5% of the retainer and a provision for extension in the event the retainer fee is not earned during the term.

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

Revenues and Expenses

      The following is a summary of revenues and receivables associated with related parties:

	Revenues			Receivables

	For the Year Ended
	December 31,			At December 31,

	2000	2001	2002	2000	2001	2002

	(In thousands)
E*TRADE	$395	$1,724	$9	$42	$1,591	$—
US West	5,806	2,647	—	460	21	—
ICQ	240	237	480	105	60	40

	$6,441	$4,608	$489	$607	$1,672	$40

Expenses

      During 2000, the Company leased an aircraft, for use by certain officers of the Company, from D Squared LLC, in which Douglas Hickey and David Thatcher, the Company’s former Chief Executive Officer and former President, respectively, had a direct investment. The aggregate amount billed to the Company for the use of the aircraft or other aircraft arranged through D Squared LLC aggregated approximately $337,000. There were no billed amounts in 2001 and 2002.

Note 10 — Credit Facility

      In September 2002, the Company entered into a $15.0 million one-year line of credit (“credit facility”) with Silicon Valley Bank, to be utilized for working capital and general corporate operations. At December 31, 2002, the Company had no borrowings and $3.0 million in letters of credit under the credit facility. The credit facility is secured by certain assets of the Company and borrowings bear variable interest, Prime rate plus 1.00% and is subject to certain covenants. Interest is paid each month with principle due at maturity. Commitment fees related to the credit facility include an initial commitment fee of 0.50%, or $75,000, which was paid upon close, a fee of 0.50% due and payable should the Company elect to cancel the facility within the first six months from closing, and an additional fee based on unused credit of 0.45% payable at the end of each quarterly period in arrears. The credit facility was scheduled to mature on September 30, 2003, however it was recently amended on March 25, 2003, to extend the maturity date to March 31, 2004 and revised certain covenants. At December 31, 2002, the Company was in compliance with the covenants required under the amended credit facility. In connection with the extension we paid an additional commitment fee of $37,500 and extended the initial six-month period subject to an early termination fee through September 30, 2003. The interest rate on the credit facility was 4.7% during 2002.

Note 11 — Convertible Subordinated Notes

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

      The Company incurred approximately $10.8 million in debt issuance costs, consisting primarily of underwriting discount and legal and other professional fees. These costs have been capitalized and will be recognized as a component of interest expense on a straight-line basis, which approximates the effective interest method, over the five-year term of the Notes. During 2000, 2001 and 2002, the Company recorded interest expense related to the amortization of the debt issuance costs of $1.6 million, $1.5 million and $275,000, respectively.

      Interest is payable on April 1 and October 1 of each year. As of December 31, 2000, 2001 and 2002, there was approximately $4.3 million, $600,000 and $556,000 in interest payable, respectively. During 2000, 2001 and 2002, the Company recorded interest expense related to the Notes of $13.0 million, $12.1 million and $2.2 million, respectively. The Notes are subordinated in right of payment to all senior debt of the Company and effectively subordinated to all existing and future debt and other liabilities of the Company’s subsidiaries.

      During 2001, the Company retired $261.4 million of face value of the Notes, which resulted in an extraordinary gain on retirement of $179.3 million, inclusive of $6.8 million in write downs of related debt issuance costs. The Company used cash of $53.1 million and equity in order to retire the Notes, inclusive of approximately $4.4 million in accrued interest. See also Note 15 — Financing Transaction. As of December 31, 2000, 2001 and 2002 the total balance outstanding was $300.0 million, $38.4 million and $38.4 million, respectively. These Notes are carried at cost and had an approximate fair value at December 31, 2002 of $32.4 million.

Note 12 — Income Taxes

      The Company did not provide any deferred federal or state income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on its net deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

      At December 31, 2002, the Company had approximately $303 million of federal and $145 million of state net operating loss carryforwards available to offset future taxable income. Federal and state net operating loss carryforwards expire in varying amounts through 2021 for federal and 2008 for state purposes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. These carryforwards will begin to expire at various times starting in 2013 and 2006 for federal and state tax purposes, respectively.

      Since inception, the Company has incurred several ownership changes which has limited the Company’s ability to utilize loss carryforwards as defined in IRC Section 382. Based on the most current change, the losses are subject to a limitation of $324 million per year. The Company believes the limitation should not have a material effect on the future utilization of the losses.

      At December 31, 2002, the Company also had research and development credit carryforwards of approximately $15.9 million for federal and state purposes. The research and development credit carryforwards expire through 2021 for federal purposes, and do not expire for state purposes.

      Income (loss) before provision for income taxes consists of the following (in thousands):

	2000	2001	2002

Domestic	$(1,858,276)	$(67,000)	$(114,578)
Foreign	12,324	(5,258)	(2,354)

Total	$(1,845,952)	$(72,258)	$(116,932)

      The components of the provision for income taxes are as follows (in thousands):

	December 31,

	2000	2001	2002

Current:
Federal	$—	$1,600	$(800)
Foreign	6,513	5,606	1,779

	6,513	7,206	979

      Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,

	2000	2001	2002

Deferred tax assets
Net operating loss carryforwards	$96,254	$87,381	$111,288
Tax credits	6,442	13,321	15,918
Fixed assets	1,085	7,043	7,043
Accrued liabilities	15,490	4,828	1,762

Total deferred tax assets	$121,271	$112,573	$136,011
Deferred tax liability
Intangible assets	$(26,917)	$(8,758)	$(3,492)

	$(26,917)	$(8,758)	$(3,492)

Gross deferred tax assets	$94,354	$103,815	$132,518

Valuation allowance	$(94,354)	$(103,815)	$(132,518)

Net deferred tax assets	$—	$—	$—

      The net increases in the valuation allowance for 2000, 2001 and 2002 were $69.0 million, $9.5 million and $28.7 million, respectively.

      Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	December 31,

	2000	2001	2002

Tax at federal statutory rate	(34)%	(34)%	(34)%
State, net of federal benefit	(1)%	(2)%	(3)%
Stock-based expenses	0%	17%	0%
Goodwill amortization	7%	0%	0%
Intangible asset write off	24%	0%	0%
Research and development credits	0%	(2)%	(1)%
Change in valuation allowance	4%	16%	26%
Foreign taxes	0%	5%	5%
Warrant amortization	0%	9%	5%
Other	0%	1%	4%

Provision for taxes	0%	9%	1%

Note 13 — Commitments and Contingencies

Leases

      The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2014. Rent expense during 2000, 2001 and 2002, totaled $5.8 million, $5.4 million and $4.8 million, respectively. Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Year Ending December 31
2003	$2,541	$5,452
2004	357	4,920
2005	—	4,529
2006	—	3,777
2007 and beyond	—	18,051

Total minimum lease payments	$2,898	$36,729

Less: Amount representing interest	(158)

Present value of capital lease obligations	$2,740
Less: Current portion	(2,398)

Long-term portion of capital lease obligations	$342

Equipment Lease Lines

      In 1998, the Company entered into three separate financing agreements that provided for the acquisition of up to $6.5 million in equipment and $1.5 million in software and tenant improvements. The first of these agreements provided for acquisitions of up to $2.0 million in equipment through April 30, 1999; the second agreement for acquisitions of up to $3.5 million in equipment and $1.5 million in software and tenant improvements through May 1, 1999; and the third agreement for acquisitions of up to $1.0 million in equipment through March 31, 2001. Amounts financed under these agreements were payable over three-year periods, in monthly installments of principal and interest, with interest accruing at rates between 6.30% and 7.00% per annum. Approximately $1.0 million was collateralized by the related equipment acquired. In connection with two of the agreements, the Company issued warrants to purchase a total of 339,522 shares of Series A Preferred Stock at a purchase price of $0.72 per share. The Company estimated fair value of these warrants at date of issuance of $186,000 was amortized to interest expense over the term of the related lease obligation. The obligation payable by the Company under these financing agreements of $2.4 million at December 31, 2001 was paid in full in January 2002 and the remaining unamortized balance was expensed. In connection with the Company’s acquisition of Critical Path Pacific in June 2002, the Company assumed a capital lease with a termination date of August 2006 and a capital lease obligation of $1.9 million at December 31, 2002.

Other Contractual Obligations

      The Company entered into various contractual obligations which total $14.0 million, at December 31, 2002, primarily related the future purchase of equipment, software and maintenance of hardware and software products being utilized within engineering and hosted operations, management of data center operations and network infrastructure storage for our hosted operations. These obligations are expected to be completed over the next 5 years, including $7.9 million in 2003.

Service Level Agreements

      Net revenues are derived from contractual relationships that typically have one to three year terms. Certain agreements require minimum performance standards regarding the availability and response time of email services. If these standards are not met, such contracts are subject to termination and the Company could be subject to monetary penalties.

Litigation and Investigations

      The Company is a party to lawsuits in the normal course of our business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, the Company is not a party to any other material legal proceedings.

      Securities Action in Northern District of California. On April 30, 2002, MBCP PeerLogic LLC and other named plaintiffs filed suit in the U.S. District Court for the Southern District of New York against the Company and certain of its former officers. The plaintiff shareholders had opted out of a shareholder litigation settlement that was approved by the U.S. District Court for the Northern District of California. The complaint alleged breach of contract, unjust enrichment, common law fraud and violations of federal securities laws and seeks compensatory and punitive damages in an unnamed amount but in excess of $200 million. The case has been transferred to the U.S. District Court for the Northern District of California. Litigation in this matter is ongoing.

      Securities and Exchange Commission Investigation. In 2001, the Securities and Exchange Commission (the “SEC”) investigated the Company and certain former officers, employees and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The SEC concluded its investigation of the Company in January 2002 with no imposition of fines or penalties and, without admitting or denying liability, the Company consented to a cease and desist order and an administrative order as to violation of certain non-fraud provisions of the federal securities laws. The investigation has also thus far resulted in charges being filed against five former officers and employees. The Company believes that the investigation of its former officers and employees may continue; and while the Company continues to fully cooperate with any requests with respect to such investigation, we do not know the status of such investigation.

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California and in the U.S. District Court for the Northern District of California. The derivative complaints alleged that certain of the Company’s former officers and directors breached their fiduciary duties, engaged in abuses of control, were unjustly enriched by sales of the

Company’s common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. The Company is currently working with plaintiffs’ counsel to finalize execution of the terms of the settlement of this matter.

      Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of its former officers and directors and underwriters connected with its initial public offering of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased common stock at the initial public offering of common stock between March 26, 1999 and December 6, 2000. The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The over 1,000 complaints have been consolidated into a single action. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. Pretrial motions and discovery was stayed pending a ruling on a motion to dismiss the claims by defendants. On February 19, 2003, the court issued an opinion refusing to dismiss claims against the defendants in the case, except in certain limited circumstances which did not apply to Critical Path or its then officers and directors.

      Lease Dispute. In July 2000, PeerLogic, Inc. signed a lease for office space in San Francisco, California. In December 2000, Critical Path acquired PeerLogic as a wholly-owned subsidiary. After review, the Company determined that local zoning laws likely prohibited a business such as the Company or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The Zoning Administrator determined that the Company’s proposed use of the leased premises was not permitted, but the landlord appealed this determination and prevailed before the San Francisco Board of Appeals. The Company requested a rehearing on the matter, which the Board of Appeals denied.

      In April 2002, the landlord filed suit in San Francisco Superior Court against the Company alleging, among other things, breach of the lease. In its complaint, the landlord sought unspecified compensatory damages for back rent, attorneys’ fees, treble damages under relevant statutes, and unspecified punitive damages. A number of the landlord’s claims of damages were subsequently dismissed by the court. The landlord filed an amended complaint in September 2002. In January 2003, the court again dismissed a number of the landlord’s claims, including all requests for punitive damages.

      In a related matter, in July 2002, the Company filed a separate Petition for Writ of Administrative Mandamus with the San Francisco Superior Court, requesting that the Board of Appeals’ decision be reversed and/or remanded for rehearing by the Board, with instructions from the court. Litigation in this matter is ongoing.

      The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm the Company’s business and financial condition. In particular, the lawsuits or the lingering effects of previous lawsuits and the now completed SEC investigation could harm relationships with existing customers and our ability to obtain new customers and partners. The continued defense of lawsuits could also result in the diversion of management’s time and attention away from business operations, which could harm the Company’s business. Negative developments with respect to the settlements or the lawsuits could cause the Company’s stock price to further decline significantly. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits, and although the Company maintains adequate and customary insurance, the size of any such payments could seriously harm the Company’s financial condition.

Indemnifications

      The Company provides general indemnification provisions in its license agreements. In these agreements, the Company generally states that it will defend or settle, at its own expense, any claim against the customer by a third party asserting a patent, copyright, trademark, trade secret or proprietary right violation related to any products that the Company has licensed to the customer. The Company agrees to indemnify its customers against any loss, expense or liability, including reasonable attorney’s fees, from any damages alleged against the customer by a third party in its course of using products sold by the Company. The Company has not received any claims under this indemnification and does not know of any instances in which such a claim may be brought against the Company in the future.

Note 14 — Minority Interest in Subsidiary

      In January 2000 and in connection with the Company’s acquisition of Isocor Corporation, it acquired a 72.87% interest in CP Italia. During 2000 and 2001 the Company consolidated the operating results of CP Italia and recorded minority interest in net income, which amounted to $649,000 in 2000 and was insignificant in 2001. In March 2001, in connection with an agreement to purchase the remaining minority interest, the Company acquired the outstanding 27.13% interest in CP Italia for approximately $4.2 million.

Note 15 — Financing Transaction

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

      The purchase agreement provides for a preferential return of equity to the Series D Preferred stockholders, before any return of equity to the common stockholders, and also provides for the Series D Preferred stockholders to participate on a pro rata basis with the common stockholders, in any remaining equity, once the preferential return has been satisfied. Under the terms of this provision, the preferential return of equity is equal to the purchase price of the Series D Preferred Stock plus all dividends that would have accrued during the term of the preferred stock, even if a change in control occurs prior to the redemption date. The right to receive a preferential return lapses if either: (i) the Company is sold for a price per share of Series D Preferred Stock, had each such share been converted into common stock prior to change in control equal to, or at least, four times the Accreted Value of Series D Preferred Stock, which at December 31, 2001 was $4.20, or (ii) the Company’s stock trades on NASDAQ for 60 days prior to the change-in-control at an average price of not less than four times the Accreted Value. At December 31, 2001, the estimated fair value of the liquidation preference was $5.2 million and was allocated to that feature and recorded as a separate component of the Series D Preferred Stock. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the preference to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of operating income. At December 31, 2002, the estimated fair value of the liquidation preference was $12.6 million, resulting in a net charge to other expense during 2002 of $7.4 million due to the reduction in estimated fair value of the liquidation preference.

      The warrants are exercisable at any time after November 8, 2002 and until November 8, 2006, at an exercise price of $1.05, and convert into one share of the Company’s Common Stock. Using the Black-Scholes option pricing model, assuming a four-year term, 200% volatility, a risk-free rate of 6.0% and no dividend yield, the fair market value of the warrants was $6.2 million. Consistent with the provisions set forth in APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, a portion of the proceeds received for the Series D Preferred Stock was allocated to the warrants and the preferred stock, based upon their relative fair market values. As a result of this allocation, approximately $5.25 million of the proceeds were allocated to the warrants, which was recorded as a reduction of the carrying value of the Series D Preferred Stock.

      The carrying value of the Series D Preferred Stock at December 31 was determined as follows:

	2001	2002

	(In thousands)
Series D Preferred Stock	$55,000	$55,000
Less: Issuance costs	(2,950)	(3,075)

Series D Preferred Stock, net of issuance costs	52,050	51,925
Less amounts allocated to:
Common stock warrants	(5,250)	(5,250)
Beneficial conversion feature	(41,600)	(41,475)
Add liquidation preference	—	7,440
Add amortization and accretion	356	14,260

Carrying value of Series D Preferred Stock and embedded change-in-control feature at December 31	$5,556	$26,900

      The accretion on redeemable convertible preferred shares totaled $356,000 and $13.9 million during 2001 and 2002, respectively. During 2001 the accretion was comprised of $121,000 in accrued dividends and accretion of $235,000. During 2002 the accretion on redeemable convertible preferred shares was comprised of $4.4 million in accrued dividends and accretion of $9.5 million.

Note 16 — Shareholders’ Equity (Deficit)

      Changes in shares of Common Stock outstanding were:

	Year Ended December 31

	2000	2001	2002

	(In thousands)
Common Stock Shares outstanding, beginning of year	46,937	74,135	76,581
Issuance of Common Stock	19,958	514	1,183
Exercise of stock options and warrants	7,313	1,967	2,366
Purchase of Common Stock	(73)	(35)	—

Shares outstanding, end of year	74,135	76,581	80,130

Incorporation and Authorized Capital

      The Company’s Articles of Incorporation, as amended, authorize the Company to issue 500 million shares of Common Stock at $0.001 par value, and 5 million shares of Preferred Stock, at $0.001 par value. The holders of Preferred Stock have various voting and dividend rights as well as preferences in the event of liquidation.

Stock Purchase Rights

      In February 1998, the Company entered into stock purchase agreements with three founders and sold 3,863,635 shares of the Company’s Common Stock at $0.02 per share. Under the terms of the stock purchase agreements, the Company has the right to purchase the shares of Common Stock at the original issue price in the event any one of the founders ceases to be an employee of the Company. These repurchase rights lapse by 25% on the first anniversary of the vesting start date and ratably each month thereafter for 36 months. On September 1, 1999, 80,508 shares were repurchased in connection with the early termination of one of the founders. At December 31, 2001 and 2002, there were no shares of Common Stock subject to repurchase rights. In connection with the issuance of these shares, the Company recorded unearned compensation of $1,306,000 that is being recognized over the periods in which the Company’s repurchase rights lapse. During 2000 and 2001, $428,000 and $106,000, respectively, were recognized as compensation expense. No expense was recognized in 2002.

      In October 1998, an officer exercised stock options to purchase 1,274,687 shares of the Company’s Common Stock at a price of $0.84 per share. Under the terms of the option, the Company has the right to repurchase the unvested shares of Common Stock at the original issue price in the event the officer ceases to be an employee of the Company. The repurchase rights lapse ratably each month for 48 months. In connection with the option grant preceding this transaction, the Company recognized unearned compensation totaling $3.8 million that is included in the aggregate unearned compensation charges discussed below. In February 2001, this officer’s employment was terminated and the unvested portion of these stock options was accelerated, and resulted in a $732,000 charge to stock-based expenses in the first quarter of 2001. At December 31, 2001 and 2002, no shares of Common Stock were subject to repurchase rights.

Employee Stock Purchase Plan

      During 1999, the Board of Directors adopted and the shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). The Company authorized 600,000 shares for issuance at inception. The number of shares of Common Stock reserved under the ESPP increases annually on January 1 of each year beginning in 2000 by an amount equal to 1% of the Company’s issued and outstanding Common Stock. However, such increases are limited to 1,000,000 additional shares each year. Employees generally will be eligible to participate in the ESPP if the Company customarily employs them for more than 20 hours per week and more than five months in a calendar year and are not 5% or greater shareholders. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their compensation subject to certain maximum purchase limitations per period and other statutory limitations. The ESPP was implemented in a series of overlapping twenty-four month offering periods beginning on the effective date of the Company’s initial public offering with subsequent offering periods beginning on the first trading day on or after May 1 and November 1 of each year. Purchases will occur on each April 30 and October 31 (the “Purchase Dates”) during each participation period. Under the ESPP, eligible employees have the opportunity to purchase shares of Common Stock at a purchase price equal to 85% of the fair market value per share of Common Stock on either the start date of the offering period or the Purchase Date of the related purchase period, whichever is less. Stock purchases under the ESPP in 2000, 2001 and 2002 were 112,665, 489,096 and 1,182,992, respectively, at a price of $20.40 and $40.27 per share in 2000, $1.28 and $0.78 per share in 2001 and $0.78 and $0.39 per share in 2002. As of December 31, 2002, 749,301 shares were available under the ESPP for future issuance.

      The estimated weighted-average value of purchase rights granted under the ESPP during 2000, 2001 and 2002 was $6.97, $0.56 and $0.38 per share. The fair value of each stock purchase right granted under the

ESPP is estimated using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	2002	2001	2000

Expected life of option	6 months	6 months	6 months
Risk-free interest rate	2.60%	3.01%	4.60%
Dividend yield	0.00%	0.00%	0.00%
Volatility	111%	250%	128%

      The aggregate fair value of purchase rights granted in 2002, 2001 and 2000 was approximately $446,000, $928,000 and $2.5 million, respectively.

Stock Options

      During 1998 and 1999, the Company’s Board of Directors adopted the 1998 Stock Option Plan and the 1999 Nonstatutory Stock Option Plan, respectively (together, the “Option Plans” and each a “Plan”). The 1998 Plan provides for the granting of options to purchase up to 40,788,741 shares of common stock to employees, officers, directors and consultants, with an increase annually on January 1 of each year by an amount equal to 2% of the total number of shares of the Company’s Common Stock authorized for issuance at the end of the most recently concluded fiscal year, and the 1999 Plan provides for the granting of up to 28,250,000 shares of common stock to non-executive officer employees or the initial employment grant for executive officers. In November 2001, the Board approved an increase of 11,250,000 to the number of option shares reserved for grant to non-executive officer employees under the 1999 Plan. The 1998 Plan is a shareholder approved plan and allows for options to be granted as either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). Options granted under the 1999 Plan may only be nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees, including officers and employee directors. NSOs may be granted to Company employees, non-employee directors and consultants. At December 31, 2002 the total number of shares of common stock available for option grants was 15,679,617 and 1,436,779 under the 1998 Plan and the 1999 Plan, respectively.

      The Company has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company. At December 31, 2001 and 2002, a total of 481,229 and 388,180 shares, respectively, of the Company’s Common Stock were reserved for issuance upon exercise of outstanding options issued under the assumed plans, and the related options are included in the table below.

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

      Changes in stock options outstanding, granted, exercisable, cancelled and available, during 2000, 2001 and 2002 under the option plans are identified below. The Company only grants new options from the 1998 Plan and 1999 Plan, accordingly the Options or Awards Available under the 1998 and 1999 Plans information provided below includes only stock option information related to these plans and no information related to any of the other acquired or assumed stock option plans (options in thousands).

	Options or Awards	Outstanding Option Grants
	Available
	under the 1998	Number of	Weighted Average
	and 1999 Plans	Shares	Exercise Price

Outstanding December 31, 1999	10,278	14,360	$14.81
Additional shares reserved	15,500
Granted and assumed	(17,302)	18,639	$53.68
Exercised	—	(4,696)	$6.47
Canceled	6,435	(6,787)	$39.10

Outstanding December 31, 2000	14,911	21,516	$42.64

Additional shares reserved	27,250
Granted and assumed	(42,268)	42,268	$0.99
Exercised		(1,976)	$1.08
Canceled	20,580	(21,522)	$27.84

Outstanding December 31, 2001	20,473	40,286	$8.89

Additional shares reserved	10,000
Granted and assumed	(20,882)	20,882	$1.32
Exercised		(2,382)	$1.22
Canceled	7,525	(7,612)	$9.98

Outstanding December 31, 2002	17,116	51,174	$5.99

Outstanding Options Exercisable:
December 31, 2000		3,518	$31.36
December 31, 2001		7,962	$18.67
December 31, 2002		23,449	$8.81

      The following table summarizes information about stock options outstanding at December 31, 2002 (options in thousands):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.00-$ 0.02	32	5.17	0.02	32	0.02
$0.22-$ 0.36	5,509	8.58	0.35	4,856	0.36
$0.38-$ 0.53	5,800	9.30	0.47	1,029	0.45
$0.54-$ 0.59	2,619	9.01	0.58	1,095	0.59
$0.67-$ 0.88	6,596	9.55	0.88	933	0.88
$0.89-$ 0.91	1,058	9.37	0.90	312	0.91
$0.92-$ 1.00	5,555	7.90	1.00	4,607	1.00
$1.01-$ 1.09	1,919	8.79	1.06	1,094	1.08
$1.11-$ 1.13	6,602	8.88	1.13	3,733	1.13
$1.14-$87.00	15,484	8.51	18.00	5,755	31.94

	51,174	8.77	$5.99	23,449	$8.81

Preferred Stock Rights Agreement

      On March 19, 2001 pursuant to a Preferred Stock Rights Agreement (the “Rights Agreement”) between the Company and Computershare Trust Company, Inc., as Rights Agent (the “Rights Agent”), the Company’s Board of Directors (i) declared a dividend of one right (a “Right”) to purchase one one-thousandth share of the Company’s Series C Participating Preferred Stock (“Series C Preferred”) for each outstanding share of Common Stock, par value $0.001 per share (“Common Shares”), of the Company, and (ii) authorized the issuance to each holder of Exchangeable Shares (as defined below) of one Right for each exchangeable Share held. An “Exchangeable Share” is a share of Class A Non-Voting Preferred Shares of Critical Path Messaging Co., an unlimited liability company existing under the laws of the Province of Nova Scotia and a wholly-owned subsidiary of the Company. Each Exchangeable Share is exchangeable for one Common Share. The Rights were issued on May 15, 2001 (the “Record Date”), to shareholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred at an exercise price of $25.00 (the “Purchase Price”), subject to adjustment.

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

Unearned stock-based compensation

      In connection with certain stock option grants and Common Stock issuances to employees, directors and advisors during 1998 and 1999, the Company recognized unearned compensation totaling $19.9 million and $22.3 million, respectively, which is being amortized over the vesting periods of the related options. In March 2001, the Company granted employee stock options with exercise prices below market value on the date of grant in connection with a program designed to provide incentives for current employees of the Company to continue their employment. The Company issued stock options representing an aggregate of 12.9 million shares, vesting monthly over a 2-year period, and recognized unearned compensation related to the program totaling $21.4 million, which were subsequently reduced as a result of employee terminations throughout 2001 and 2002. Amortization expense recognized during 2000, 2001 and 2002 totaled approximately $25.2 million, $38.2 million and $10.0 million, respectively. Based on the functions of the employees and consultants participating in the related option grants, during 2000, 2001 and 2002, expenses of $1.6 million, $4.1 million and $1.2 million, respectively, were allocated to cost of net revenues and the remaining expenses were allocated to operating expenses. The Company periodically assesses unearned compensation and adjusts the remaining unamortized balance for employee terminations and resignations.

      In February 2002, the Court gave preliminary approval to the settlement of the principal class action litigation. In June 2002, the Court entered its final approval of the settlement. In connection with the settlement, the Company agreed to issue warrants to purchase up to 850,000 shares of the Company’s common stock at $10.00 per share, and recorded a charge of $697,000 to operating expense related to the fair value of these warrants. The Company is currently finalizing the terms of the settlement of the derivative litigation associated with the same period.

      During 2000, the Company incurred stock-based charges of approximately $5.7 million in connection with certain severance agreements for terminated employees. Approximately $3.4 million of this charge was included in employee severance expense in connection with the Company’s plan to reduce worldwide headcount and the remaining $2.3 million was included in stock-based expenses. During 2001 and 2002, we incurred stock-based charges of approximately $1.7 million and $17,000, respectively, in connection with certain severance agreements for terminated employees and consulting arrangements. These charges were included in operating expenses based on the functions of the related employees and consultants.

Note 17 — Impairment of Long-Lived Assets

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

Note 18 — Defined Contribution Plan

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

Note 19 — Loss Per Share

      Net loss per share is calculated as follows:

	Year Ended December 31,

	2000	2001	2002

	(In thousands, except per share amounts)
Net loss
Net loss	$(1,855,465)	$(79,464)	$(117,911)
Accretion on mandatorily redeemable preferred stock	—	(356)	(13,904)

Net loss attributable to common shares	$(1,855,465)	$(79,820)	$(131,815)
Weighted average shares outstanding
Weighted average shares outstanding	63,379	75,148	78,655
Weighted average shares subject to repurchase agreements	(1,493)	(188)	(529)
Weighted average shares held in escrow related to acquisitions	(1,487)	(979)	(344)

Shares used in computation of basic and diluted net loss per share	60,399	73,981	77,782
Basic and diluted net loss per share
Net loss	$(30.67)	$(1.07)	$(1.51)
Accretion on mandatorily redeemable preferred stock	—	(0.01)	(0.18)

Net loss attributable to common shares	$(30.67)	$(1.08)	$(1.69)

      During 2000, 2001 and 2002, there were 7,907,018, 89,206,120 and 116,429,133, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

Note 20 — Product and Geographic Information

      Revenue information on a product basis is as follows:

	Year Ended December 31,

	2000	2001	2002

	(In thousands)
Net revenues
Software license
Messaging solutions	$27,853	$11,822	$16,662
Identity management solutions	7,060	9,822	15,944
Other	16,694	9,316	2,569
Service
Hosted messaging	44,666	37,467	24,894
Fax messaging (1)	13,887	6,354	—
Maintenance and support	10,966	16,819	15,471
Professional services	14,527	12,573	11,593

	$135,653	$104,173	$87,133

(1)	Fax messaging was discontinued in connection with the 2001 restructuring. See also Note 4 — Strategic Restructuring and Employee Severance.

      Information regarding revenues by location of invoicing and long-lived assets attributable to the Company’s primary geographic regions are as follows:

	Year Ended December 31,

	2000	2001	2002

	(In thousands)
Net revenues
United States	$83,864	$62,928	$43,197
Italy	14,708	14,205	15,458
Ireland	23,916	14,564	13,104
Other	13,165	12,476	15,374

	$135,653	$104,173	$87,133

	December 31,

	2000	2001	2002

Long-lived assets
United States	$202,897	$77,248	$17,366
Italy	2,032	3,374	3,374
Other	4,469	4,304	4,015

	$209,398	$84,926	$24,755

Note 21 — Quarterly Financial Data (Unaudited)

Quarterly Results of Operations (In thousands)

2001	First	Second(3)	Third(4)	Fourth(5)

Net revenues	$27,143	$27,085	$26,787	$23,158
Gross profit (loss)	(3,613)	(6,837)	1,285	(9,703)
Loss from operations (6)	(66,285)	(80,230)	(44,144)	(51,039)
Net income (loss)	(70,046)	(81,081)	86,901	(15,238)
Net income (loss) attributable to common shares	(70,046)	(81,081)	86,901	(15,594)
Net income (loss) per share attributable to common shares — basic and diluted	(0.97)	(1.10)	1.17	(0.21)

2002	First	Second	Third	Fourth

Net revenues	$23,689	$22,442	$19,168	$21,833
Gross profit	5,992	4,487	1,656	4,215
Loss from operations	(26,027)	(29,876)	(26,965)	(22,526)
Net loss	(26,011)	(35,567)	(26,012)	(30,321)
Net loss attributable to common shares	(29,217)	(38,828)	(29,612)	(34,158)
Net loss per share attributable to common shares — basic and diluted	(0.38)	(0.50)	(0.38)	(0.43)

(1)	Includes a $6.7 million charge related to employee severance expense. See also Note 4 — Strategic Restructuring and Employee Severance.

(2)	Includes a $1.31 billion charge related to impairment of intangible assets including the deferred costs associated with our ICQ and Qwest relationships. See also Note 17 — Impairment of Long-Lived Assets.

(3)	Includes a $14.2 million charge related to impairment of certain long-lived assets and an $8.5 million charge related to costs incurred as a result of our strategic restructuring initiative. See also Note 4 — Strategic Restructuring and Employee Severance and Note 17 — Impairment of Long-Lived Assets.

(4)	Includes a $3.8 million charge related to costs incurred as a result of our strategic restructuring initiative. See also Note 4 — Strategic Restructuring and Employee Severance and Note 17 — Impairment of Long-Lived Assets.

(5)	Includes a $12.4 million charge related to impairment of certain long-lived assets, primarily network infrastructure and equipment, and a $6.0 million charge related to costs incurred as a result of our strategic restructuring initiative. See also Note 4 — Strategic Restructuring and Employee Severance.

(6)	Included in operating expenses in the first, second, third and fourth quarters of 2001 were goodwill amortization charges of $148,000, $116,000, $151,000 and $228,000, respectively. In accordance with SFAS No. 142, the Company ceased amortization of goodwill on January 1, 2002.

SCHEDULE II

CRITICAL PATH, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Allowance for doubtful accounts

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and	Deductions-	End of
Year Ended December 31,	Period	Expenses	Write-offs	Period

2002	$1,182	$673	$(269)	$1,586
2001	$3,525	$5,242	$(7,585)	$1,182
2000	$623	$5,492	$(2,590)	$3,525

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 28th day of March, 2003.

Critical Path, Inc.

By:	/s/ PAUL BARTLETT

Paul Bartlett
Executive Vice President and
Chief Financial Officer

      Each person whose signature appears below constitutes and appoints William E. McGlashan, Jr. and Paul Bartlett and each of them, as attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM E. MCGLASHAN, JR. William E. McGlashan, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ PAUL BARTLETT Paul Bartlett	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ WILLIAM S. COHEN William S. Cohen	Director	March 28, 2003

/s/ RAUL J. FERNANDEZ Raul J. Fernandez	Director	March 28, 2003

/s/ WILLIAM E. FORD William E. Ford	Director	March 28, 2003

/s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog	Director	March 28, 2003

/s/ JEFFREY WEBBER Jeffrey Webber	Director	March 28, 2003

CERTIFICATIONS

      I, William E. McGlashan, Jr., certify that:

1. I have reviewed this Annual Report on Form 10-K of Critical Path, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ WILLIAM E. MCGLASHAN, JR.

William E. McGlashan, Jr.
Chief Executive Officer and Chairman

      I, Paul Bartlett, certify that:

1. I have reviewed this Annual Report on Form 10-K of Critical Path, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ PAUL BARTLETT

Paul Bartlett
Chief Financial Officer and
Executive Vice President