Form 10-K/A
period 2002-12-31
CRITICAL PATH INC
filed 2003-04-28
CIK 1060801

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission File Number: 000-25331

CRITICAL PATH, INC.

(Exact name of Registrant as specified in its charter)

California	911788300
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

350 The Embarcadero	94105
San Francisco, California	(zip code)
(address of principal executive offices)

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

CRITICAL PATH, INC.

INDEX

Page

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Party Transactions

EXPLANATORY NOTE

     This amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 reflects the addition of the information required by Part III of the report. We have made no further changes to the previously filed Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

     The executive officers, directors and other key employees of Critical Path and their ages as of April 25, 2003 are as follows:

Name	Age	Position

William E. McGlashan, Jr.	39	Chairman of the Board and Chief Executive Officer
Robert Allen (Al) Shipp	46	President
Paul Bartlett	42	Executive Vice President and Chief Financial Officer
Bernard Harguindeguy	45	Executive Vice President and Chief Marketing Officer
Patrick Tracy Currie	41	Executive Vice President, Operations and General Manager of Hosted Operations
Michael J. Zukerman	43	Senior Vice President, General Counsel and Secretary
Menelaos (Michael) Serbinis	29	Chief Technology Officer
Barry Twohig	36	Senior Vice President, Engineering
The Honorable William S. Cohen	62	Director
Ross Dove (2)		Director
Raul Fernandez(1)	36	Director
William E. Ford(1)(2)	41	Director
Wm. Christopher Gorog	49	Director
Steven R. Springsteel(2)	46	Director

(1)	Member of the Compensation Committee of the Board of Directors.

(2)	Member of the Audit Committee of the Board of Directors.

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

     Ross Dove has served as a director of the Company since April 2003.

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

     Steven R. Springsteel has served as director of the Company since April 2003. Mr. Springsteel has been senior vice president of finance and administration and chief financial officer of Verity, Inc., a provider of enterprise software, since January 2003. From November 2001 to January 2003, Mr. Springsteel was executive vice president, finance and administration, and chief financial officer of Sagent Technology, Inc., an enterprise business intelligence software company. He remains a director of Sagent Technology, Inc. Prior to joining Sagent, Technology, Inc. he was chief operating officer and chief financial officer of NOCpulse, a provide of operation support system technology from 2000 to 2001. From 1996 to 2000, Mr. Springsteel served as executive vice president and chief financial officer of Chordiant Software.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. To its knowledge, the Company believes that during the fiscal year ended December 31, 2002, its officers, directors and holders of more than 10% of the Company’s Common Stock complied with all Section 16(a) filing requirements with the exception of the following late filings: Jeffrey Weber failed to file a Form 4 to report the transfer of an option to buy Common Stock which took place on February 12, 2003. In making this statement, the Company has relied upon the written representations of its directors and officers.

Item 11. Executive Compensation

     The following table summarizes all compensation earned by or paid to the Named Executive Officers for services rendered in all capacities to Critical Path during the fiscal years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table for Last Three Fiscal Years

						Long-Term
						Compensation
		Annual Compensation				Awards

						Securities
				Other Annual		Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)(1)	Compensation($)		Options	Compensation($)

William E. McGlashan, Jr.(2)	2002	437,637	—	—		1,000,000	—
Chairman of the Board of Directors and	2001	189,000	500,000	—		4,013,000	—
Chief Executive Officer
Paul Bartlett (3)	2002	219,319	—	—		750,000	—
Executive Vice President and Chief
Financial Officer
Bernard Harguindeguy (4)	2002	283,801	100,000	—		1,500,000	13,673 (5)
Executive Vice President and Chief
Marketing Officer
Laureen DeBuono (6)	2002	624,000	—	—		257,000	—
Former Executive Vice President and	2001	223,325	—	—		468,019	—
Chief Financial Officer
Pierre Van Beneden(7)	2002	336,461	—	—		—	—
Former President	2001	103,977	—	362,375	(8)	2,500,000	—
David Hayden(9)	2002	—	—	572,400	(10)	—	—
Former Executive Chairman	2001	1	—	—		7,710,000	—
	2000	124,455	200,000	—		—	—

(1)	The Company paid discretionary bonuses to certain of its officers in fiscal 2002. In connection with certain employment agreements and commission plans, the Company paid commissions in fiscal 2002 as noted above.

(2)	Upon joining the Company in April 2001, Mr. McGlashan received no individual compensation in connection with his services to the Company as interim Chief Operating Officer and President, but rather received indirect compensation in connection with the various consulting and transactional agreements the Company entered into with the Vectis Group LLC, of which he is a principal and chief executive officer. Vectis received a total of approximately $1.1 million in retainer fees and expense reimbursements and approximately $3.1 million in transactional fees in the fiscal year ended 2001. Vectis received a total of approximately $12,500 in retainer fees, expense reimbursement and transactional fees in fiscal year 2002. In August 2001, Mr. McGlashan accepted the position of interim Chief Executive Officer and entered into a direct employment agreement with the Company for which his fiscal year 2001 and 2002 compensation amounts are noted. See also the sections of the Form 10-KA entitled “Transactions with Related Parties” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

(3)	Mr. Bartlett joined the Company in April 2002 as Executive Vice President, Corporate Development, and was appointed Executive Vice President, Chief Financial Officer in February 2003.

(4)	Mr. Harguindeguy joined the Company in 2002.

(5)	Mr. Harguindeguy received $13,673 for the use of a corporate car.

(6)	Ms. DeBuono terminated employment as Executive Vice President and Chief Financial Officer in February 2003.

(7)	Mr. Van Beneden resigned his employment with the Company in October 2002.

(8)	Mr. Van Beneden received a loan in the amount of $350,000 that was forgiven over the first year of his employment with the Company and received $12,375 for the use of a corporate apartment.

(9)	Mr. Hayden resigned his employment with the Company and from the Board of Directors in May 2002.

(10)	In connection with a separation agreement finalized in July 2002, Mr. Hayden received a lump sum separation payment of $350,000 plus applicable taxes and reimbursement for $50,000 of legal fees incurred.

Stock Options

     The following table provides summary information concerning option grants to the Named Executive Officers during 2002 and the potential realizable value of the options held by each Named Executive Officer at the end of fiscal year 2002.

Option Grants in Fiscal Year 2002

	Individual Grants					Aggregate Potential
						Realized Value at
	Number of		Percentage of			Assumed Annual Rates of
	Securities		Total Options			Stock Price Appreciation
	Underlying		Granted To	Exercise or		for Option Term(3)(4)
	Options		Employees in	Base Price	Expiration
Name	Granted(#)(1)		2002(2)	($/Share)(3)	Date	5%($)	10%($)

William E. McGlashan, Jr.	1,000,000	(5)	5.2	1.74	05/08/2012	1,094,277	2,773,112
Paul Bartlett	750,000	(6)	3.9	1.74	05/08/2012	820,708	2,079,834
Bernard Harguindeguy	1,250,000	(7)	2.1	2.08	02/07/2012	1,635,126	4,143,730
	250,000	(8)	2.0	1.95	04/30/2012	306,586	776,950
Laureen DeBuono	200,000	(9)	1.0	3.63	01/09/2012	456,578	1,157,057
	57,000	(10)	*	0.88	07/31/2012	31,545	177,145
Pierre Van Beneden	—		—	—	—	—	—
David Hayden	—		—	—	—	—	—

*	less than 1%

(1)	Except where otherwise noted in the footnote below, these stock options have a ten-year term, vesting ratably on a monthly basis, and become fully vested on the fourth anniversary of the vesting start date.

(2)	Based on options to purchase an aggregate of 19,397,362 shares of Common Stock granted during fiscal 2002 and vesting over various periods of time based on continued employment and other performance metrics.

(3)	The exercise price is equal to fair market value that is the closing price of the Company’s Common Stock on the Nasdaq National Market on the date prior to the date of grant.

(4)	The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent Critical Path’s estimate or projection of the future Common Stock price. There can be no assurance that any of the values reflected in the table will be achieved. Actual gains, if any, on stock option exercises will depend on future performance of the Company’s Common Stock, the officer’s continued employment through applicable vesting periods and the date on which the options are exercised.

(5)	Mr. McGlashan’s option vests as to one-third of the underlying shares on May 8, 2003 and monthly thereafter for three years.

(6)	Mr. Bartlett’s option vests as to 93,750 shares on November 8, 2002 and 15,625 shares on December 8, 2002. The remaining 562,500 shares vest in equal monthly installments from December 8, 2002 until December 8, 2005 and 78,125 shares vest in equal monthly installments from December 8, 2005 until May 8, 2006.

(7)	Mr. Harguindeguy’s February 2, 2002 option vests as to one-eighth of the underlying shares on July 22, 2002 and as to the remaining seven-eighths of the underlying shares in equal monthly installments until January 22, 2006.

(8)	Mr. Harguindeguy’s April 30, 2002 option shall vest on April 30, 2012 or earlier under certain circumstances.

(9)	Ms. DeBuono’s option vests immediately upon grant. The grant date for this option was January 9, 2002.

(10)	Ms. DeBuono’s option vests immediately upon grant. The grant date for this option was July 31, 2002.

Fiscal Year End Option Values

     The following table provides summary information concerning stock options held as of December 31, 2002 by each of the Named Executive Officers. One of the Named Executive Officers exercised options in 2002.

Aggregated Option Exercises in Last Fiscal Year And Fiscal Year-End Option Values

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options at
	Shares		at Fiscal Year-End 2002(#)(1)		Fiscal Year-End 2002($)(2)
	Acquired	Value
Name	On Exercise(#)	Realized($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

William E. McGlashan, Jr.	1,000,000	(1,230,000)	387,663	3,058,671	55,000	110,000
Paul Bartlett	—	—	109,375	640,625	—	—
Bernard Harguindeguy	—	—	—	1,500,000	—	—
Laureen DeBuono	—	—	925,019	—	34,000	—
Pierre Van Beneden	—	—	1,319,443	—	—	—
David Hayden	—	—	6,197,256	—	613,864	—

(1)	The value realized is calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at the time of exercise. For purposes of this table, fair market value is deemed to be $0.51 per share, the closing price of the Common Stock as reported on the Nasdaq National Market on December 31, 2002.

(2)	The value of unexercised in-the-money options at fiscal year-end is based on a price per share of $0.51, the closing price quoted on the Nasdaq National Market on December 31, 2002, minus the exercise price.

Compensation of Directors.

     The Company reimburses each member of its Board of Directors for out-of-pocket expenses incurred in connection with attending Board meetings. No member of the Company’s Board of Directors receives any additional cash compensation for services rendered as a director. It has been the Board’s practice to grant non-employee directors a one time option to purchase 150,000 shares of the Company’s Common Stock at the time of joining the Board vesting over a two year period and an additional grant of 150,000 shares of the Company’s Common Stock for service on a Board committee, vesting over a two year period of service on such Committee. However, where warranted and deemed to be in the best interests of the Company, the Company may grant additional options to directors at the time of joining the Board, or from time to time thereafter.

     On July 31, 2002, pursuant to the 1998 Stock Option Plan, The Honorable William S. Cohen received a grant of options to purchase 300,000 shares of Common Stock at an exercise price equal to $0.88, the fair market value of a share of Common Stock on the grant date.

     On March 5, 2003, pursuant to the 1998 Stock Option Plan, William C. Gorog received a grant of options to purchase 300,000 shares of Common Stock at an exercise price equal to $0.72, the fair market value of a share of Common Stock on the grant date.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     In August 2001, William E. McGlashan, Jr. entered into an employment agreement with the Company under which he was appointed interim Chief Executive Officer. In January 2002 the agreement was amended and restated in its entirety in connection with Mr. McGlashan’s appointment as Chief Executive Officer. The employment agreement provides Mr. McGlashan, as the Company’s Chief Executive Officer, with an annual base salary of $450,000 per year. As an inducement to enter into this agreement, Mr. McGlashan received a bonus of $500,000 and a loan commitment in the amount of up to $4.0 million for the purchase of a principal residence. However, in May 2002, the Compensation Committee of the Board and Mr. McGlashan agreed to amend the employment agreement in order to reduce the amount of the loan commitment to $1.5 million as further discussed below. This loan has not yet been funded by the Company. Mr. McGlashan is also eligible to receive an annual cash bonus of up to 200% of his base salary to be paid at the end of each fiscal year beginning with the fiscal year ending December 31, 2002.

     In August 2001, Mr. McGlashan also received an option to purchase 1,500,000 shares of the Company’s Common Stock at an exercise price of $.40 per share, which was fair market value. The option vested 1/3 upon grant, 1/3 one year from grant and 1/3 on December 31, 2004 or upon the earlier achievement of positive EBITDA prior to June 30, 2002. In November 2001, Mr. McGlashan was granted an option to purchase 813,000 shares at an exercise price of $1.13 per share, which was fair market value, on the same terms and conditions and in the same pro rata proportions to the vesting schedule above. In December 2001, Mr. McGlashan was granted an option to purchase 1,700,000 shares at an exercise price of $2.56 per share, which was fair market value, vesting in equal monthly installments over a three-year period. In May 2002, in connection with the reduction of the loan commitment, Mr. McGlashan was also granted an option to purchase 1,000,000 shares of the Company’s Common Stock, at an exercise price of $1.74, which was fair market value. The option was immediately exercisable subject to the Company’s lapsing right of repurchase over a three year period. Mr. McGlashan exercised his right to early exercise purchase the shares through a promissory note and stock pledge agreement in May 2002. As such the Company now holds a promissory note in the amount of $1,740,000 secured by the shares of Common Stock. The terms of each of the above-referenced and summarized loans are also discussed in the section of this Form 10-KA entitled “Transactions with Related Parties — Loans to Officers.”

     Following a change in control of the Company, all of Mr. McGlashan’s unvested options to purchase shares of the Company’s Common Stock will become vested in certain circumstances. In addition, in the event Mr. McGlashan’s employment is terminated for any reason other than for cause or if he resigns as a result of constructive termination, the Company will pay Mr. McGlashan a lump sum payment equal to the sum of twelve months of salary and 50% of his prior year’s bonus. Mr. McGlashan will also be entitled to receive employee benefits, including health care coverage, for a period of twelve months following his termination and any unvested stock options will vest as to the amount that would have vested had Mr. McGlashan continued to work for the Company for an additional twelve months.

     In April 2002, the Company entered into an employment agreement with Paul Bartlett, pursuant to which Mr. Bartlett became employed as the Company’s Senior Vice President, Business Development at a base salary of $250,000 per year. In May 2002, Mr. Bartlett was granted an option to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $1.74, which was the fair market value at the time of grant. In February 2003, Mr. Bartlett became the Company’s Executive Vice President and Chief Financial Officer and was granted an option to purchase an additional 750,000 shares of the Company’s Common Stock at an exercise price of $0.82 per share, which was the fair market value at the time of grant.

     In January 2002, the Company entered into an employment agreement with Bernard Harguindeguy, pursuant to which Mr. Harguindeguy is employed as the Company’s Executive Vice President, Chief Marketing Officer at a base salary of $300,000 per year. Mr. Harguindeguy is eligible to receive an annual cash bonus of up to $300,000 upon the satisfaction of certain performance criteria. As an inducement to enter into this agreement, Mr. Harguindeguy received a bonus of $100,000. In the event Mr. Harguindeguy’s employment is terminated by the Company for any reason other than for cause, the Company will pay to Mr. Harguindeguy a lump sum payment equal to $300,000. The Company has also granted Mr. Harguindeguy options to purchase shares of the Company’s Common Stock, which options vest over time. Following a change of control of the Company, all of Mr. Harguindeguy’s options will become vested in certain circumstances.

     In August 2001, the Company had entered into an agreement with David C. Hayden, pursuant to which Mr. Hayden was employed as the Company’s Executive Chairman at an annual base salary of $1.00 per year. The Company also loaned Mr. Hayden $1.5 million pursuant to a full recourse loan under which portions of that loan could be forgiven upon the achievement of performance-based milestones. Under the agreement, Mr. Hayden was previously eligible to receive up to three loan forgiveness events in the amount of $500,000 each, upon achievement of each of the following performance-based milestones: (i) Mr. Hayden hired a permanent outside Chief Executive Officer, (ii) the Company achieved a positive earnings before interest, taxes, depreciation and amortization, or EBITDA, during any fiscal quarter in or before the end of the quarter ending June 30, 2002, and (iii) the daily closing price of the Company’s Common Stock exceeded an average of $5.00 per share for at least twenty-two consecutive days prior to July 1, 2002. The loan was also subject to forgiveness upon certain change of control events. No forgiveness has occurred as to any portion of the loan. In February 2002, the Board approved an amendment of Mr. Hayden’s employment agreement such that the performance-based milestones described above were eliminated in favor of the achievement of a single performance-based milestone: a change of control event in which the consideration received by the shareholders pursuant to the transaction is at least $10.00 per share. In addition, the Board increased the amount available under the loan agreement by an additional $450,000 and at the same time provided that the entire loan amount would be secured by a first priority security interest in all of Mr. Hayden’s shares and options in the Company.

     In the event of a change in control of the Company and so long as Mr. Hayden remained an employee at such time, 50% of Mr. Hayden’s then unvested options would become vested; however all of his unvested options would become vested if the consideration received by shareholders pursuant to a transaction is at least $10.00 per share. The Company also agreed to loan Mr. Hayden up to $2,500,000 to be used for the exercise of vested stock options, secured by a pledge of the underlying grant shares; that loan was not funded. The terms of Mr. Hayden’s employment agreement provide that if Mr. Hayden’s employment is terminated without cause or if he resigns for good reason, the Company will pay Mr. Hayden $350,000 over a twelve-month period, a portion of Mr. Hayden’s options to purchase shares of Common Stock will vest and become exercisable and the due date on his outstanding loan shall be extended by two years.

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

     In October 2001, the Company entered into an employment agreement with Pierre Van Beneden, pursuant to which Mr. Van Beneden was employed as the Company’s President at a base salary of $450,000 per year. Mr. Van Beneden was eligible to receive a quarterly cash bonus of $150,000 if the Company attained its EBITDA target for each such quarter. Mr. Van Beneden also received a forgivable loan in the amount of $350,000 as well as use of a corporate apartment and automobile. Mr. Van Beneden also received an option to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $0.59 per share which was fair market value at the time of grant. The option vests in equal monthly installments over a three-year period. In the event Mr. Van Beneden was to be terminated, other than for cause or was not offered the position of the Company’s Chief Executive Officer at the time of his one year anniversary, the Company was obligated to grant him an additional option to purchase 333,333 shares of the Company’s Common Stock, which would have been immediately vested and exercisable.

     In November 2002, Pierre Van Beneden terminated his employment as President, but continued through January 2003 as a consultant. In connection with a separation agreement and release, Mr. Van Beneden agreed to provide consulting services on a commissioned basis and shall receive the benefits to which he was entitled under his employment agreement. Such employment agreement benefits, which were paid in January 2003 upon the completion of the consulting term, included a lump sum payment of $337,500, representing nine months base salary, accelerated vesting on a portion of his option grants and commissions of $50,000. These payments reflect all our cash obligations to Mr. Van Beneden and accordingly no additional payments will be made in connection with the consulting services portion of his termination agreement. As an additional benefit under the separation agreement, Mr. Van Beneden was granted an extension until January 17, 2004 to exercise his option grants. No additional commission payments were earned under the Separation Agreement and no further payments made to Mr. Van Beneden. A mutual release of all claims was also executed.

     In August 2001, the Company entered into a Consulting Agreement with Laureen DeBuono as interim Chief Financial Officer that provided for a monthly retainer fee of $52,000 a month through February 2002. In addition, the Company granted Ms. DeBuono an option to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $0.34 per share, which was fair market value. The options vested in equal monthly installments through the end of January 2002. Ms. DeBuono’s agreement also included a termination provision such that if Ms. DeBuono’s employment is terminated for any reason other than fraud or embezzlement, then she would receive a payment equal to two months’ consulting fees. In October 2001, the Company and Ms. DeBuono amended the agreement such that the term of the consulting was extended on the same terms to September 2002 and an additional 233,333 fully-vested options to purchase shares of the Company’s Common Stock. In November 2001, Ms. DeBuono received an additional fully-vested option to purchase 234,686 shares at an exercise price of $1.13 per share, which was the fair market value at the time of grant. In January 2002, the Company and Ms. DeBuono again amended the agreement such that Ms. DeBuono extended the term of her employment indefinitely and took the title of Executive Vice President and Chief Financial Officer and Ms. DeBuono received an additional fully-vested option grant of 200,000 shares of the Company’s Common Stock. In July 2002, Ms. DeBuono received an additional fully-vested option to purchase 57,000 shares of the Company’s Common Stock at an exercise price of $0.88 per share, which was the fair market value at the time of grant. In January 2003, the Company provided notice to Ms. DeBuono of the termination of her consulting agreement.

     All the employment and loan agreements summarized above are as more fully-described in the agreements themselves, filed as Exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     In connection with their employment with the Company, each of Messrs. McGlashan, Hayden and Van Beneden also received a loan from the Company. Please see “Transaction with Related Parties — Loans to Officers” for a description of these loans.

     For payments made to Ms. DeBuono and Mr. Van Beneden in connection with their terminations, please see “Transactions with Related Parties — Severance Agreements.”

Compensation Committee Interlocks and Inside Participation

     During fiscal 2002, Raul J. Fernandez and William E. Ford, both non-employee directors of the Company, served at various times on the Compensation Committee. During 2002, no member of the Company’s Board of Directors or Compensation Committee served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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

Compensation Philosophy

     The goals of the compensation program are to align compensation with business objectives and performance, and to enable the Company to attract, retain and reward executive officers whose contributions are critical to the long-term success of the Company. The Company’s compensation program for executive officers is based on the same four principles applicable worldwide to compensation decisions for all employees of the Company:

•	The Company pays its employees competitively. The Company is committed to maintaining a pay program that helps attract and retain the best people in the industry. To ensure that pay is competitive, the Company regularly compares its pay practices with those of other leading companies and sets its pay parameters based in part on this review.

•	The Company compensates and incentivizes employees for sustained performance. Executive officers are rewarded based upon corporate performance, business unit performance and individual performance. Corporate performance and business unit performance are evaluated by reviewing the extent to which strategic and business plan goals are met, including such factors as profitability, performance relative to competitors and timely new product introductions. Individual performance is evaluated by reviewing organizational and management development progress against set objectives.

•	The Company strives for fairness in the administration of pay. The Company strives to compensate a particular individual equitably compared to other executives at similar levels both inside the Company and at comparable companies.

•	The Company believes that employees, including executive officers, should understand the performance evaluation and pay administration process. The process of assessing an employee’s performance is as follows: (i) at the beginning of the performance cycle, the evaluating manager and the employee, or the Compensation Committee and the executive officer, set and agree upon objectives and key goals; (ii) the evaluating manager gives the employee ongoing feedback on performance; (iii) at the end of the performance cycle, the manager evaluates the accomplishment of objectives and key goals; (iv) the evaluating manager communicates the comparative results to the employee; and (v) the comparative results affect decisions on salary and, if applicable, stock incentives.

Compensation Elements

     The Company has had a successful history of using a simple total compensation program that consists of cash and equity-based compensation. Having a compensation program that allows the Company to attract and retain key employees permits it to provide useful products and services to customers, enhance shareholder value, motivate technological innovation, foster teamwork, and adequately reward employees. The elements of compensation are:

•	Cash-Based Compensation

Salary

The Company establishes salary ranges for employees, including executive officers, by reviewing the aggregate of base salaries for competitive positions in the market. The Company uses salary survey data and generally, the Company sets its competitive salary midpoint for an executive officer position at the median level compared to those companies it surveys. The Company then creates a salary range based on this midpoint. The range is designed to place an executive officer at, above or below the midpoint, according to that officer’s overall individual performance. As described above, overall individual performance is measured against the following factors: long-term strategic goals, short-term business goals, the development of employees and the fostering of teamwork and other Company values. In both setting goals and measuring an executive officer’s performance against those goals, the Company takes into account the performance of its competitors and general economic and market conditions. None of the factors included in the Company’s strategic and business goals is assigned a specific weight. Instead, the Company recognizes that these factors may change in order to adapt to specific business challenges and to changing economic and marketplace conditions.

Bonuses

For 2002, the Company has put in place a bonus plan for non-commissioned employees based in part on the achievement of Company-wide metrics and in part on individual discretionary performance goals. No bonus payments were made as the Company did not achieve the metrics designated in the plan in order to trigger bonus payments. During 2002, certain executives and employees of the Company received bonus payments either discretionary in nature or in connection with their individually negotiated commission plans or their employment contracts and termination of employment and change-in-control arrangements.

•	Equity-Based Compensation

Stock Incentive Program

The purpose of the Company’s Stock Incentive program is to provide additional incentives to employees to work towards maximizing shareholder value. The Company also recognizes that a stock incentive program is a necessary element of a competitive compensation package for its employees. The program utilizes vesting periods to encourage key employees to continue in the employ of the Company and thereby acts as a retention device for key employees. The Company believes that the program encourages employees to maintain a long-term perspective with a goal of contributing to overall shareholder value.

Chief Executive Officer Compensation

     William McGlashan served as the Chief Executive Officer and as a director of Critical Path from August of 2001 and for all of 2002, first joining the Company as its interim President and Chief Operating Officer in April 2001. The Compensation Committee used the same overall compensation policy described above for all employees to determine Mr. McGlashan’s 2002 and beyond compensation package, which includes both cash- and equity-based compensation and a long-term housing loan. In setting the parameters of the compensation package, the Compensation Committee made an overall assessment of Mr. McGlashan’s leadership and achievement in reaching the Company’s long-term strategic and business goals.

COMPENSATION COMMITTEE

Raul J. Fernandez William E. Ford

STOCK PRICE PERFORMANCE GRAPH

     The graph below compares the cumulative total shareholder return of the Company’s Common Stock with the cumulative total return on the Nasdaq Stock Market (U.S. companies) Index and the S&P Internet Software & Services Index. The period shown commences on March 29, 1999, the Company’s first trading day on the Nasdaq National Market, and ends on December 31, 2002, the end of the Company’s last fiscal year. The graph assumes an investment of $100 on March 29, 1999, and the reinvestment of any dividends.

     The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of the Company’s Common Stock.

Last Trading Day	3/29/99	12/31/99	12/29/00	12/29/01	12/29/02

Critical Path, Inc.	100.00	143.26	46.68	4.16	0.77
Nasdaq Stock Market (U.S.)	100.00	178.24	107.21	85.07	58.73
S & P Internet Software & Services	100.00	187.57	60.51	41.65	38.39

     Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Amendment No. 1 to Annual Report on Form 10-K, in whole or in part, the preceding Report of the Compensation Committee and the preceding Performance Graph shall not be incorporated by reference into any of these filings; nor shall the report or graph be incorporated by reference into any future filings.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of common stock as of April 23, 2003 by:

•	each person or entity known to Critical Path to own beneficially more than 5% of Critical Path’s Common Stock;

•	each of Critical Path’s directors;

•	the Chief Executive Officer of the Company as of December 31, 2002, each of the four other most highly compensated executive officers of the Company whose total salary and bonus exceeded $100,000 during the year ended December 31, 2002, the former chief executive officer, and two former executive officers whose total salary and bonus exceeded $100,000 during the year ended December 31, 2001 but who are no longer employed with the Company (collectively, the “Named Executive Officers”); and

•	all executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership

			Shares of				Percent of Class
	Shares of		Series D	Right to Acquire			Beneficially Owned		Percent of
	Common		Preferred	Beneficial Ownership					Voting
	Stock		Stock	of Common Stock		Total of		Series D	Securities
Name and Address of Beneficial	Beneficially		Beneficially	Within 60 Days of		Common	Common	Preferred	Beneficially
Owner(1)	Owned		Owned	April 23, 2003		Stock	Stock(2)	Stock(2)	Owned(2)

5% Shareholders
Scott Smith and
and affiliated entities(3)	—		—	4,287,551		4,287,551	—	63.6%	30.6%
3 Pickwick Plaza
Greenwich, CT
Purnendu Chatterjee and
affiliated entities(4)	—		—	5,467,675		5,467,675	6.1	—	6.1
888 Seventh Avenue
New York, NY 10106
Cheung Kong (Holdings) Limited
and affiliated entities(5)	—		872,727	11,984,758		11,984,758	—	21.8	13.2
8th floor, Cheung Kong Center
2 Queen’s Road Central
Hong Kong
Vectis Group, LLC and
affiliated entities(6)	—		581,818	8,454,839		8,454,839	*	14.6	9.7
c/o BPM
600 California Street
Suite 1300
San Francisco, CA 94180
Directors and Named
Executive Officers
William E. McGlashan, Jr.	1,121,152	(7)	581,818	9,232,683	(8)	10,312,683	2.8	14.6	11.6
Paul Bartlett	—			281,249	(9)	281,249
Bernard Harguindeguy	—			—		—
William S. Cohen	—			62,500	(10)	62,500
Ross Dove(11)	—		—	—		—	—	—	—
Raul J. Fernandez	210,000	(12)	—	175,000	(13)	385,000	*	—	*
William E. Ford	—		2,545,455	34,980,563	(14)	34,980,563	*	63.6	30.6
Wm. Christopher Gorog	—			18,750	(15)	18,750
Steven R. Springsteel(16)	—		—	—		—	—	—	—
Pierre Van Beneden	—		—	1,319,443	(17)	1,319,443		—
Laureen DeBuono	—		—	925,019	(18)	925,019		—
David Hayden	2,242,416		—	6,197,256	(19)	8,439,672
All Named Executive Officers
and current directors,
nominees and executive
officers as a group (17
persons)(20)	3,592,416		3,127,273	58,825,151		65,544,840

*	Amount represents less than 1% of the Company’s Common Stock.

(1)	Unless otherwise indicated, the address for each of the executive officers and directors above is c/o Critical Path, Inc., 350 The Embarcadero, San Francisco, California 94105-1204.

(2)	Applicable percentage ownership of Common Stock is based on [ ] shares of Common Stock issued and outstanding as of April 23, 2003 including [ ] shares of Common Stock issuable upon exchange of Class A Non-voting shares of Critical Path Messaging Co., a Nova Scotia subsidiary of the Company, for Common Stock of the Company (the “Exchangeable Shares”). Applicable percentage ownership of Series D Preferred Stock is based on 4,000,000 shares of Series D Preferred Stock issued and outstanding on April 23, 2003. Applicable percentage ownership of voting securities is based on [ ] shares of Common Stock issued and outstanding as of April 23, 2003, including shares of Series D Preferred Stock convertible into Common Stock and the Exchangeable Shares. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or convertible or exchangeable into such shares of Common Stock, held by that person, that are currently exercisable or exercisable within 60 days of April 23, 2003 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.

(3)	Scott Smith filed a Schedule 13G/A, dated as of February 11, 2003, with the Securities and Exchange Commission on behalf of himself and related parties described herein. According to the Schedule 13G/A, shares are held for the account of Camelot Management Corporation, Camelot Offshore Fund Limited and Scott Smith. Scott Smith is an officer of Camelot Management Corporation and a director of Camelot Offshore Fund Limited. Scott Smith reported beneficial ownership of 4,287,551 shares of Common Stock as of December 31, 2002. The shares held consist of 1,073,300 shares of Common Stock held for the account of Camelot Management Corporation, 1,073,300 shares of Common Stock held for the account of Camelot Offshore Fund Limited and 4,287,551 shares of Common Stock held for the account of Scott Smith. The reporting person reported shared voting power over 4,287,551 shares and shared dispositive power over 4,287,551 shares.

(4)	Purnendu Chatterjee filed a Schedule 13G, dated as of February 14, 2003, with the Securities and Exchange Commission on behalf of himself and related parties described herein. Purnendu Chatterjee reported beneficial ownership of 5,467,675 shares of Common Stock as of December 31, 2002. Shares are held for the accounts of Winston Partners, L.P., a Delaware limited partnership, Chatterjee Fund Management, L.P., a Delaware limited partnership, a Cayman Islands Exempted Limited Partnership and the reporting person. Chatterjee Fund Management, L.P. in the general partner of Winston Partners, L.P. The reporting person is the sole general partner of Chatterjee Fund Management, L.P. Chatterjee Management Company, a Delaware corporation serves as investment manager of the Cayman Islands Exempted Limited Partnership. Chatterjee Management Company is controlled by the reporting person. The shares held consist of 2,812,875 shares of Common Stock, held for the account of Winston Partners, L.P., 739,821 shares of Common Stock held for the account of Chatterjee Fund Management, L.P. and 1,914,979 shares of Common Stock held for the account of the Cayman Islands Exempted Limited Partnership. The reporting person reported sole voting power over 5,467,675 shares and sole dispositive power over 5,467,675 shares.

(5)	According to a Schedule 13D dated December 22, 2001, filed by jointly by Cheung Kong (Holdings) Limited (“Cheung Kong”), Campina Enterprises Limited, an indirect wholly-owned subsidiary of Cheung Kong (“Campina”), Hutchison Whampoa Limited (“HWL”), an entity in which Cheung Kong holds a 49.97% interest and Cenwell Limited, an indirect wholly-owned subsidiary of HWL (“Cenwell”), Campina and Cenwell hold 436,363 and 436,364 shares of the Company’s Series D Preferred Stock, respectively, each convertible into 5,714,278 shares of the Company’s Common Stock. Cheung Kong and Campina report shared voting and dispositive power as to the shares held by Campina. Cheung Kong, HWL and Cenwell reported shared voting and dispositive power as to the shares held by Campina. Cheung Kong, HWL and Cenwell reported shared voting and dispositive power as to the 436,364 shares of Series D Preferred Stock held by Cenwell. Cheung King disclaims beneficial ownership of the 5,714,278 shares of common stock beneficially owned by Cenwell. The number of shares of Common Stock into which the Series D Preferred Stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D or 13G. The number of shares of Common Stock as reflected in the table does include such accretion of dividends.

(6)	Vectis Group LLC (“Vectis”) filed a Schedule 13G, dated as of April 30, 2002, with the Securities and Exchange Commission on behalf of itself and related parties. According to the Schedule 13G, shares are held for the account of Vectis, a Delaware limited liability company, the reporting person. William McGlashan, Matthew Hobart and Peter Kellner are the managing members of Vectis. The shares held consist of (i) 7,618,906 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock and (ii) 465,000 shares of common stock issuable subject to warrants currently exercisable in full. Excludes shares held individually by the principals of Vectis and shares beneficially owned by the principals of Vectis subject to options exercisable within 60 days of June 17, 2003. The number of shares of Common Stock into which the Series D Preferred Stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D or 13G. The number of shares of Common Stock as reflected in the table does include such accretion of dividends.

(7)	Includes (i) 1,000,000 shares of common stock purchased by Mr. McGlashan through an early option exercise pursuant to a promissory note and stock pledge agreement for the benefit of the Company, and subject to a lapsing right of repurchase by the Company, and (ii) 80,000 shares of common stock purchased by Mr. McGlashan’s spouse.

(8)	Includes (i) 954,329 shares subject to options exercisable within 60 days of April 23, 2003, (ii) 465,000 shares subject to warrants to purchase shares of common stock held by Vectis Group LLC and exercisable within 60 days of April 23, 2003, and (iii) 7,618,906 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock. See footnote (5) above. Mr. McGlashan disclaims beneficial ownership of the securities held by Vectis Group LLC and its affiliates within the meaning of Rule l3d-3 under the Securities Exchange Act of 1934. Excludes all shares subject to options issued to other Vectis principals as part of their individual employment agreements with the Company. Also excludes all shares individually owned by other Vectis principals.

(9)	Consists of 281,249 shares subject to options exercisable within 60 days of April 23, 2003.

(10)	Consists of 62,500 shares subject to options exercisable within 60 days of April 23, 2003.

(11)	Mr. Dove became a director on April 24, 2003. He was granted an option to purchase 300,000 shares of Common Stock on April 24, 2003 that is not reflected in the table. These options vest monthly over a four year period.

(12)	Includes 10,000 shares of common stock held by Mr. Fernandez’s spouse.

(13)	Consists of 175,000 shares subject to options exercisable within 60 days of April 23, 2003.

(14)	Includes 34,955,563 shares issuable upon the conversion of the Series D Preferred Stock and common stock warrants into shares of common stock. See footnote (3) above. Mr. Ford disclaims beneficial ownership of the securities held by General Atlantic Partners and its affiliates within the meaning of Rule l3d-3 under the Securities Exchange Act of 1934. Also includes 175,000 shares subject to options exercisable within 60 days of April 23, 2003.

(15)	Consists of 18,750 shares subject to options exercisable within 60 days of April 23, 2003.

(16)	Mr. Springsteel became a director on April 24, 2003. He was granted an option to purchase 300,000 shares of Common Stock on April 24, 2003 that are not reflected in the table. These options vest monthly over a four year period.

(17)	Consists of 1,319,443 shares subject to options exercisable within 60 days of April 23, 2003.

(18)	Consists of 925,019 shares subject to options exercisable within 60 days of April 23, 2003.

(19)	David C. Hayden filed a Schedule 13G, dated as of April 25, 2002, with the Securities and Exchange Commission on behalf of himself as reporting person. Mr. Hayden reported sole voting and dispositive power over 2,242,416 shares. The beneficial ownership reported also includes 6,197,256 shares subject to options exercisable within 60 days of April 23, 2003. Mr. Hayden is the former executive chairman of the Company who terminated employment in May 2002.

(20)	Includes shares beneficially owned by the directors, nominees and executive officers as a group consisting of the Named Executive Officers and Mr. Currie, Mr. Zukerman, Mr. Serbinis, Mr. Twohig and Mr. Shipp, 1,345,923 shares subject to options exercisable within 60 days of April 23, 2003 and Exchangeable Shares convertible into 267,962 shares of common stock.

Equity Compensation Plan Information

     The following table sets forth certain information as to our equity compensation plans for fiscal 2002 as of December 31, 2002.

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)(1)	(b)(1)	(c)

Equity compensation plans approved by the shareholders(2)	25,849,576	12.47	15,679,617 (3)
Equity compensation plans not approved by the shareholders(4)	24,847,257	2.39	1,436,779

Total	51,174	$5.99	17,116,396

(1)	Does not include shares of Common Stock to be issued (subject to vesting) upon the exercise of outstanding option grants assumed by the Company in connection with various acquisitions.

(2)	Includes the 1998 Stock Option Plan.

(3)	The number of shares reserved for issuance under the 1998 Stock Option Plan (the “1998 Plan”) is subject to an annual increase of a number of shares equal to 2% of the outstanding shares of common stock on January 1 of such year. The aggregate number of shares of common stock which may be issued under the 1998 Plan shall at all times be subject to adjustment as a result of stock splits, dividends payable in shares, combinations or consolidations of outstanding stock, recapitalizations, mergers or reorganizations. Includes 749,301 shares of Common stock available for future issuance under the Company’s employee stock purchase plan (“ESPP”). The number of shares reserved for issuance under the ESPP is subject to an annual increase on January 1 of each year by an amount equal to 1% of the Company’s issued and outstanding Common Stock on such date, not to exceed 1,000,000 additional shares each year.

(4)	Includes the 1999 Nonstatutory Stock Option Plan. For a description of the material features of this plan, please see Note 16 – Shareholders’ Equity (Deficit) to the Company’s Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2003.

Item 13. Certain Relationships and Related Party Transactions.

Severance Agreements

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

     In connection with his employment agreement, in October 2001, we made a loan and held a note receivable from Pierre Van Beneden, President, totaling $350,000. Mr. Van Beneden’s loan was interest free for the first year and was forgiven in monthly installments over the first year of Van Beneden’s employment, resulting in a compensation charge to operating expense ratably over the first twelve months of his employment. As of October 8, 2002, the one-year anniversary of his employment with us, the note had been fully forgiven. In November 2002, Pierre Van Beneden terminated his employment as President, but continued through January 2003 as a consultant. In connection with a separation agreement and release, Mr. Van Beneden agreed to provide consulting services to us on a commissioned basis and shall receive the benefits to which he was entitled under his employment agreement. Such employment agreement benefits, which were paid in January 2003 upon the completion of the consulting term, included a lump sum payment of $337,500, representing nine months base salary, accelerated vesting on a portion of his option grants and commissions of $50,000. These payments reflect all our cash obligations to Mr. Van Beneden and accordingly no additional payments will be made in connection with the consulting services portion of his termination agreement. As an additional benefit under the separation agreement, Mr. Van Beneden was granted an extension until January 17, 2004 to exercise his option grants. The Company and Mr. Van Beneden executed a mutual release of all claims.

     In January 2003, the Company provided notice to Ms. DeBuono of the termination of her consulting agreement. In accordance with the terms and conditions of this agreement, Ms. DeBuono was paid a termination payment equaling two months of pay under the agreement, or $104,000. In connection with the separation agreement and release, Ms. DeBuono agreed to continue to provide consulting services to the Company until March 5, 2003. Upon completion of all consulting services, the Company agreed to pay to Ms. DeBuono a lump sum of $25,000 as payment for general expenses incurred throughout her entire consulting agreement and all earned but unpaid salary, wages, accrued paid time off, mutually determined bonuses, commission and all other benefits due to her at such time. The Company and Ms. DeBuono agreed to a mutual release of all claims.

Loans to Officers

     During 2001 and in connection with each of their respective employment agreements, the Company made loans and held notes receivable from David C. Hayden, the Company’s former Executive Chairman, and Pierre Van Beneden, the Company’s former President, totaling $1.5 million and $350,000, respectively. Mr. Hayden’s note and loan agreement were amended in February 2002 to increase the amount to $1.95 million. See the section of this Form 10-KA entitled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.” As amended in 2002, Mr. Hayden’s full recourse note accrued interest at the rate of 6.75% per annum and provided that it may be forgiven upon the achievement of a performance-based milestone whereby a change of control event occurs with consideration received by the shareholders in excess of $10.00 per share. Mr. Hayden’s loan is due and payable on August 13, 2004; provided, however, if his employment is terminated without cause or he resigns for good reason, the due date will be extended for two years. As of June 17, 2002, accrued interest under Mr. Hayden’s note totaled approximately $95,757. Interest payments are due and payable on August 13th of each year that the loan is outstanding. Mr. Hayden terminated his employment and resigned from the Board in May 2002. The terms of this loan are more fully discussed in the section of this Form 10-KA entitled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.” Mr. Van Beneden’s loan is interest free for the first year and was forgiven in monthly installments over the first year of Mr. Van Beneden’s employment through October 2002, resulting in a compensation charge to operating expense ratably over the first twelve months of his employment.

     In December 2001 and in connection with his amended and restated employment agreement, the Board approved a secured loan to William E. McGlashan, Jr. to be used for the purchase of a principal residence in the San Francisco Bay Area. In May 2002, the Compensation Committee and Mr. McGlashan agreed to further amend Mr. McGlashan’s employment agreement to reduce the amount of the loan to $1.5 million from $4.0 million. The housing loan is to be secured by the residence, by the pledge of Mr. McGlashan’s personal options and shareholdings in the Company and other assets of Mr. McGlashan to the extent necessary such that at all times the assets securing the loan equal at least 120% of the principal and interest outstanding on the housing loan and any other loan secured by the residence. Interest on the housing loan is to be accrued at 4.75%, and is deferred until the principal is due, over a 10 year term. The housing loan provides that it shall be forgiven upon a change of control event where consideration received by the shareholders exceeds $10.00 per share. In the event Mr. McGlashan terminates his employment either by voluntary resignation or for cause, as defined in the agreement, the housing loan shall be due and payable, with interest, no later than 12 months following such termination. In the event Mr. McGlashan is terminated for any reason other than his voluntary resignation or cause, the housing loan shall remain outstanding for the remainder of its term. The Company has not yet funded the housing loan and, accordingly, no accrued interest was outstanding as of April 30, 2003.

     In May 2002, in connection with the reduction of the principal amount available under the housing loan, Mr. McGlashan received an option grant of 1,000,000 shares of Common Stock and an opportunity to early exercise and purchase such shares through a full-recourse promissory note and stock pledge agreement. The purchased shares are subject to a lapsing right of repurchase with respect to the shares over a three-year period. Mr. McGlashan exercised the option by delivery of his promissory note on May 8, 2002. The terms of the note were established in consultation with the Company’s outside auditors to avoid adverse accounting treatment to the Company. Accordingly, the promissory note will begin to accrue interest at the adjustable quarterly reference rate of Fidelity Investments or similar banking entity as the shares vest with respect to that portion of the purchase price that represents the purchase price of the “vested” shares. The promissory note is full recourse and secured by the acquired shares under the stock pledge agreement. As of April 30, 2003 no interest had accrued on the note as none of the underlying shares had vested. The amount of indebtedness outstanding under the note at April 30, 2003 was $     .

Commercial Relationships

     Consulting Agreements

     In March 2001, the Company entered into a series of certain consulting and transactional agreements with Vectis Group, LLC (“Vectis”) to engage Vectis as an advisor to the Company with respect to various strategic alternatives and other management related services. The agreement provided Vectis with: (i) a $50,000 monthly retainer fee for consulting services during the term of the agreement, (ii) a warrant to purchase 500,000 shares of the Company’s Common Stock at a price of $2.00 per share, and (iii) transaction fees in connection with certain dispositions or acquisitions of assets in an amount equal to 5% of proceeds, up to a maximum of $1 million per transaction. Also effective March 2001, the Company entered into an agreement with Vectis to engage Vectis as a placement agent in connection with a possible private placement by Critical Path of equity securities. Under the agreement, Vectis was entitled to 5% of the gross proceeds raised by the Company from specified purchasers, payable in cash, securities or a combination thereof at the election of Vectis. In April 2001, the Company and Vectis agreed to enter into an additional agreement whereby Vectis would act as an advisor with respect to a restructuring of and management of the Company. The agreement provided Vectis with a monthly retainer fee of $125,000 during the term of the agreement. All of the agreements with Vectis were terminated effective September 30, 2001, at which time several employees of Vectis joined the Company as regular full time employees. In 2001, the Company paid a total of fees to Vectis in the amount of $1,073,041 for aggregate monthly consulting service fees and expense reimbursements, and $3,057,928 in fees associated with the Series D Preferred Stock investment in November 2001 and other transactions regarding the Company’s restructuring. Although the agreements were terminated, certain obligations under the agreements survive including indemnification obligations and some obligations with respect to expense reimbursements and transactional fees. No further payments were made to Vectis in 2002 and no further payments are expected in the future.

     William E. McGlashan, Jr., who was appointed the Company’s interim President and Chief Operating Officer in April 2001, its interim Chief Executive Officer in August 2001, and its Chief Executive Officer on January 2002, served as a principal and the Chief Executive Officer of Vectis and holds a significant beneficial ownership in Vectis. David Hayden, the Company’s former Executive Chairman of the Board, served on Vectis’ Advisory Board and Executive Committee (a body that provides input but does not have any decision making authority with respect to Vectis). In September 2001, the Company terminated its relationship with Vectis subject to certain obligations as described herein.

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

     In August 2002, we hired R.B. Webber & Company, strategic management consultants, to prepare an executive level research and forecast presentation on the enterprise messaging market. The agreement provided for a flat fee of $85,000 over a two month period for the services of several consultants of R.B. Webber and Company, with reimbursement for expenses capped at 5% of the fee. Jeffrey Webber, a member of the Board of Critical Path, is a partner of R.B. Webber and Company. Mr. Webber also provided specific consulting services under the agreement.

     In April 2002, the Company retained the services of CTD, LLC, an operational planning consulting company. The founder and president of CTD, LLC is Patrick Tracy Currie, the Company’s Executive Vice President, Operations and General Manager of Hosted Operations. Mr. Currie and his spouse share full ownership of CTD, LLC. Under the terms of the Statement of Work entered into between the Company and CTD, LLC, CTD, LLC received payments for its services based on daily rates as well as reimbursement of costs associated with the work performed. In connection with this consulting arrangement, the Company paid to CTD, LLC an aggregate of approximately $1,368,000 in 2002. The Statement of Work, as amended, also provided for a grant of a fully-vested option to purchase 100,000 shares of the Company’s Common Stock, which were granted to Mr. Currie in July 2002 at an exercise price of $0.88 per share, which was the fair market value at the time of grant. The consulting arrangement with CTD, LLC was terminated prior to Mr. Currie becoming employed by the Company. No services are currently being rendered to the Company by CTD, LLC.

     Investment Transactions

     In November 2001, the Company entered into a financing transaction with a group of investors that resulted in gross cash proceeds to the Company of approximately $30 million as well as the retirement of $65 million in face value of its 5 3/4% Convertible Subordinated Notes. In connection with the financing, the Company issued and sold four million shares of its Series D Preferred Stock (convertible into approximately 52.4 million shares of Common Stock) and warrants to purchase 2.5 million shares of Common Stock, to a group of investors that included General Atlantic Partners LLC and its affiliates (“General Atlantic”), Vectis Group LLC and its affiliated entities (“Vectis”) and Cheung Kong (Holdings) Limited and its affiliated entities (“Cheung Kong”). The Preferred Stock will accrue and cumulate dividends at 8% and is convertible into shares of Common Stock at the option of the holder. The warrants are exercisable at any time from November 8, 2002 until November 8, 2006 at an exercise price of $1.05 per share.

     As a result of the transaction, General Atlantic, Vectis and Cheung Kong are deemed to be beneficial owners of more than 5% of the Company’s Common Stock. In connection with the financing, General Atlantic purchased 708,037 shares of Series D Preferred Stock, convertible as of June 17, 2002 into approximately 9,723,147 shares of Common Stock, and warrants to acquire 2,500,000 shares of Common Stock for an aggregate purchase price of $10,735,508.75. General Atlantic also exchanged an aggregate face amount of $64,630,000 of the Company’s 5 3/4% Convertible Subordinated Notes due April 1, 2005, for which General Atlantic paid $25,264,495.35 for 1,837,418 shares of Series D Preferred Stock, which as of June 17, 2003 are convertible into approximately 25,232,416 shares of Common Stock. Vectis purchased 581,818 shares of Series D Preferred Stock, which as of June 17, 2003 are convertible into approximately 7,989,839 shares of Common Stock for a purchase price of $7,999,997.50 and Cheung Kong purchased 872,727 shares of Series D Preferred Stock, which as of June 17, 2003 are convertible into approximately 11,984,758 shares of Common Stock, for a purchase price of $11,999,996.25.

     For so long as 500,000 shares of the Series D Preferred Stock is outstanding and a majority of the Series D Preferred Stock is owned by General Atlantic, the holders of the Series D Preferred Stock are entitled to elect one of the Company’s five directors. In December 2001, the holders of the Series D Preferred Stock elected William E. Ford, a general partner of General Atlantic, to serve on the Board of Directors. For so long as Cheung Kong owns 750,000 shares of Series D Preferred Stock, Cheung Kong is entitled to designate a non-voting observer to the Board of Directors.

Indemnification

     The Company’s articles of incorporation limit the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the California Corporations Code. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

     The Company’s bylaws provide that the Company may indemnify its directors and officers to the fullest extent permitted by California law, including in circumstances in which indemnification is otherwise discretionary under California law. The Company also has entered into indemnification agreements with its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors’ and officers’ insurance if available on reasonable terms.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the [     ]th day of April, 2003.

Critical Path, Inc.

By:	/s/ Paul Bartlett

Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ William E. McGlashan Jr. William E. McGlashan Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April [ ], 2003

/s/ Paul Bartlett Paul Bartlett	Executive Vive President and Chief Financial Officer (Principal Financial and Accounting Officer)	April [ ], 2003

* William S. Cohen	Director	April [ ], 2003

* Raul F. Fernandez	Director	April [ ], 2003

* William E. Ford	Director	April [ ], 2003

* Wm. Christopher Gorog	Director	April [ ], 2003

/s/ Ross Dove Ross Dove	Director	April [ ], 2003

/s/ Steven R. Springsteel Steven R. Springsteel	Director	April [ ], 2003

* By:	/s/ WILLIAM E. MCGLASHAN, JR.

Attorney-in-Fact