Form 10-K/A
period 2002-12-31
CRITICAL PATH INC
filed 2003-04-29
CIK 1060801

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

     This Amendment #2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 is being filed solely to give notice that on April 28, 2003, when attempting a routine test filing, Bowne, Inc. mistakenly filed with the Securities and Exchange Commission a preliminary draft of our Amendment #1 to Form 10-K. The draft Amendment #1 to Form 10-K contained bracketed information, was incomplete and was never intended to be filed. You should not rely on any information filed in the draft Amendment #1 to Form 10-K. Please be advised that no officer or director of Critical Path, Inc. authorized the filing of the draft Amendment #1 to Form  10-K. We intend to file with the Securities and Exchange Commission the definitive Amendment to Form 10-K no later than Wednesday, April 30, 2003.

2

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 28th day of April, 2003.

Critical Path, Inc.

By:	/s/ Paul Bartlett

Paul Bartlett Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ William E. McGlashan Jr. William E. McGlashan Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 28, 2003

/s/ Paul Bartlett Paul Bartlett	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2003

* William S. Cohen	Director	April 28, 2003

* Raul F. Fernandez	Director	April 28, 2003

* William E. Ford	Director	April 28, 2003

* Wm. Christopher Gorog	Director	April 28, 2003

Ross Dove	Director	April , 2003

Steven R. Springsteel	Director	April , 2003

* By:	/s/ WILLIAM E. MCGLASHAN, JR.

William E. McGlashan, Jr. Attorney-in-Fact

3