Form 10-K/A
period 2002-12-31
CRITICAL PATH INC
filed 2003-04-30
CIK 1060801

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

     The executive officers, directors and other key employees of Critical Path and their ages as of April 25, 2003 are as follows:

Name	Age	Position

William E. McGlashan, Jr.	39	Chairman of the Board and Chief Executive Officer
Robert Allen (Al) Shipp	46	President
Paul Bartlett	42	Chief Financial Officer and Executive Vice President, Corporate Development
Bernard Harguindeguy	45	Executive Vice President and Chief Marketing Officer
Patrick Tracy Currie	41	Executive Vice President, Operations and General Manager of Hosted Operations
Michael J. Zukerman	43	Senior Vice President, General Counsel and Secretary
Menelaos (Michael) Serbinis	29	Chief Technology Officer
Barry Twohig	36	Senior Vice President, Engineering
The Honorable William S. Cohen	62	Director
Ross Dove(1)	50	Director
Raul Fernandez(2)	36	Director
William E. Ford(1)(2)	41	Director
Wm. Christopher Gorog	50	Director
Steven R. Springsteel(1)	45	Director

(1)	Member of the Audit Committee of the Board of Directors.

(2)	Member of the Compensation Committee of the Board of Directors.

     William E. McGlashan, Jr. has served as a director and Chief Executive Officer of the Company since December of 2001 and as Chairman of the Board since June 2002. Mr. McGlashan joined the Company in April 2001 as our Interim President and Chief Operating Officer. He was appointed Interim Chief Executive Officer in August 2001. Prior to joining the Company, from 2000 to 2001, Mr. McGlashan served as the chief executive officer and founder of the Vectis Group LLC, an investment company. Prior to his tenure at Vectis, he was a venture partner at Whitney and Co., a venture capital firm, and was also the co-founder and president of Pharmanex, a phyto-pharmaceutical company from 1995 to 2000. He co-founded and served as chief executive officer of Generation Ventures, a firm funded by Whitney & Co., from 1993 to 1995 and also co-founded and served as president for TRADE, Inc. from 1991 to 1993. Prior to that, Mr. McGlashan was a senior associate at Bain Capital from 1990 to 1991.

     Robert Allen (Al) Shipp has served as our President since October 2002. Prior to joining Critical Path, Mr. Shipp served as our senior vice president of worldwide field operations at Inktomi Corp. from October 2001 to September 2002. Prior to that he worked for BEA Systems from December 1999 to October 2001, most recently as president of the eCommerce Server Division. Prior to that, he was at IBM for 17 years, most recently as vice president of sales, western region from April 1998 to December 1999, and as vice president, industry solutions sales from October 1997 to April 1998.

     Paul Bartlett has served as our Chief Financial Officer and Executive Vice President, Corporate Development since February 2003. In April 2002, he joined Critical Path as Executive Vice President, Corporate Development. From June 2001 to April 2002, Mr. Bartlett was an independent business consultant. From November 2000 to June 2001, Mr. Bartlett worked at Quintus Corporation from April 2000 to November 2000, serving as its chief executive officer and prior to that as its chief operating officer. In 2001, Quintis Corporation filed a petition under the Federal bankruptcy laws while Mr. Bartlett was serving as its chief executive officer. From October 1996 to March 2000, Mr. Bartlett was president and a director of Hall Kinion and Associates.

     Bernard Harguindeguy has served as our Executive Vice President and Chief Marketing Officer since January 2002. Before joining Critical Path, from June 2000 to January 2002, Mr. Harguindeguy was an independent consultant serving various technology companies. From December 1996 to September 1999, he served as chief executive officer of Worldtalk Communications Corporation.

     Patrick Tracy Currie has served as our Executive Vice President, Operations and General Manager, Hosted Operations since November 2002 and prior to that served as a consultant to the Company from July 2002. From December 2000 to July 2002, Mr. Currie founded and served as president of CTD, LLC, a business consulting company providing services to technology industry clients. Prior to his founding of CTD, from September 2000 to November 2000, Mr. Currie headed a start-up venture called MSP Holdings, funded by Thoma-Cressey Equity Partners. Prior to that from May 1996 to August 2000, Mr. Currie served as senior vice president of Tanning Technology Corporation, a professional services firm.

     Michael J. Zukerman has served as our Senior Vice President, General Counsel and Secretary since June 2001. From July 1999 to June 2001, he was vice president of business development for Driveway Corporation, a provider of web-based file storage services. Prior to that, Mr. Zukerman was senior vice president of business development, general counsel and secretary at Sega.com, Inc., from October 1996 to June 1999. From 1989 to October 1996, Mr. Zukerman worked at Netopia, Inc. (formerly Farallon Communications), where he last served as vice president and general counsel. Prior to that, Mr. Zukerman was an attorney with Brobeck, Phleger & Harrison LLP.

     Menelaos (Michael) Serbinis has served as our Chief Technology Officer since February 2001. Mr. Serbinis joined Critical Path as its Chief Security Officer in March 2000 and served in this capacity until February 2001. From November 1997 to March 2000, Mr. Serbinis was the chief technology officer of The docSpace Company, which he co-founded in November 1997. From September 1996 to October 1997, Mr. Serbinis was a software engineer for Total Control, a subsidiary of General Electric. From April 1996 to August 1996, Mr. Serbinis was responsible for search engine engineering at Zip2 Corporation.

     Barry Twohig has served as our Senior Vice President, Engineering since October, 2002 and as Vice President, Messaging since November 2000, after joining the Company as a result of the acquisition of ISOCOR Corporation, where he held Director of Engineering and other engineering management positions, since February 1995. From August 1988 to January 1995, Mr. Twohig served in various roles at Retix Corporation.

     The Honorable William S. Cohen has served as a director of the Company since July 2002. Since January 2001, Secretary Cohen has served as the chairman and chief executive officer of The Cohen Group, an international strategic business consulting firm. From January 1997 to December 2000, Secretary Cohen served as the United States Secretary of Defense. From 1979 to January 1997, Secretary Cohen served as the U.S. Senator for the State of Maine. From 1973 to 1979, Secretary Cohen served as a U.S. Representative from Maine’s Second Congressional District. Secretary Cohen also serves as a director on the boards of Cendant Corporation, Viacom Inc., the Nasdaq Stock Market, Inc., IDT Corporation, and Head NV.

     Ross Dove has served as a director of the Company since April 2003. Since 1980, Mr. Dove has served as chairman and chief executive officer of DoveBid, Inc.

     Raul J. Fernandez has served as a director of the Company since December 2001. Since January 2003, Mr. Fernandez has held the position of Special Advisor to General Atlantic Partners. From June 2001 to January 2003, Mr. Fernandez was the chief executive officer of Dimension Data North America. He had been appointed to the board of directors of Dimension Data Holdings Group in September 2001 following the Group’s acquisition of Proxicom Corporation, which directorship terminated in July 2002. Prior to that, Mr. Fernandez was the founder and chief executive officer of Proxicom serving since his founding of the Company in 1991. Mr. Fernandez is also a member of the Board of Directors of Liz Claiborne, Inc.

     William E. Ford has served as a director of the Company since December 2001. Mr. Ford is a managing member of General Atlantic Partners LLC, a worldwide private equity firm, where he has worked since 1991. Mr. Ford has served in various executive positions with several entities that form part of General Atlantic’s investment group. From 1987 to 1991, Mr. Ford worked at Morgan Stanley & Co. as an investment banker, where he was a member of the merger and acquisition and corporate finance departments. Mr. Ford also serves as a director on the boards of Chordiant Software, Inc., Computershare Limited, E*TRADE Group, Inc. and Soundview Technology Group, Inc.

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

     Steven R. Springsteel has served as director of the Company since April 2003. Mr. Springsteel has been senior vice president of finance and administration and chief financial officer of Verity, Inc., a provider of enterprise software, since January 2003. From November 2001 to January 2003, Mr. Springsteel was executive vice president, finance and administration, and chief financial officer of Sagent Technology, Inc., an enterprise business intelligence software company. He remains a director of Sagent Technology, Inc. Prior to joining Sagent Technology, Inc., he was chief operating officer and chief financial officer of NOCpulse, a provide of operation support system technology from 2000 to 2001. From 1996 to 2000, Mr. Springsteel served as executive vice president and chief financial officer of Chordiant Software.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. To its knowledge, the Company believes that during the fiscal year ended December 31, 2002, its officers, directors and holders of more than 10% of the Company’s Common Stock complied with all Section 16(a) filing requirements with the exception of the following late filings: Jeffrey Weber, a former director, failed to file a Form 4 to report the transfer of an option to buy Common Stock which took place on February 12, 2003. In making this statement, the Company has relied upon the written representations of its directors and officers.

Item 11. Executive Compensation

     The following table summarizes all compensation earned by or paid to the Named Executive Officers for services rendered in all capacities to Critical Path during the fiscal years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table for Last Three Fiscal Years

						Long-Term
						Compensation
		Annual Compensation				Awards

						Securities
				Other Annual		Underlying
Name and Principal Position	Year	Salary($)	Bonus($)(1)	Compensation($)		Options

William E. McGlashan, Jr.(2)	2002	437,637	—	—		1,000,000
Chairman of the Board of Directors and	2001	189,000	500,000	—		4,013,000
Chief Executive Officer
Paul Bartlett (3)	2002	219,319	—	—		750,000
Chief Financial Officer and Executive
Vice President, Corporate Development
Bernard Harguindeguy (4)	2002	283,801	100,000	13,673	(5)	1,500,000
Executive Vice President and Chief
Marketing Officer
Laureen DeBuono (6)	2002	624,000	—	—		257,000
Former Executive Vice President and	2001	223,325	—	—		468,019
Chief Financial Officer
Pierre Van Beneden(7)	2002	336,461	—	32,322	(8)	—
Former President	2001	103,977	—	362,375	(9)	2,500,000
David Hayden(10)	2002	—	—	572,400	(11)	—
Former Executive Chairman	2001	1	—	—		7,710,000
	2000	124,455	200,000	—		—

(1)	The Company paid discretionary bonuses to certain of its officers in fiscal 2002. In connection with certain employment agreements and commission plans, the Company paid commissions in fiscal 2002 as noted above.

(2)	Upon joining the Company in April 2001, Mr. McGlashan received no individual compensation in connection with his services to the Company as interim Chief Operating Officer and President, but rather received indirect compensation in connection with the various consulting and transactional agreements the Company entered into with the Vectis Group LLC, of which he is a principal and former chief executive officer. Vectis received a total of approximately $1.1 million in retainer fees and expense reimbursements and approximately $3.1 million in transactional fees in the fiscal year ended 2001. Vectis received a total of approximately $12,500 for expense reimbursement in February 2002. In August 2001, Mr. McGlashan accepted the position of interim Chief Executive Officer and entered into a direct employment agreement with the Company for which his fiscal year 2001 and 2002 compensation amounts are noted. See also the sections of the Form 10-KA entitled “Transactions with Related Parties” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

(3)	Mr. Bartlett joined the Company in April 2002 as Executive Vice President, Corporate Development, and was appointed to the additional role of Chief Financial Officer in February 2003.

(4)	Mr. Harguindeguy joined the Company in 2002.

(5)	Mr. Harguindeguy received $13,673 for the use of a corporate car.

(6)	Ms. DeBuono terminated service as Executive Vice President and Chief Financial Officer in February 2003.

(7)	Mr. Van Beneden terminated employment with the Company in October 2002.

(8)	Mr. Van Beneden received $23,375 for the use of a corporate apartment and $8,947 for the use of a corporate car.

(9)	Mr. Van Beneden received a loan in the amount of $350,000 that was forgiven over the first year of his employment with the Company and received $12,375 for the use of a corporate apartment.

(10)	Mr. Hayden resigned his employment with the Company and from the Board of Directors in May 2002.

(11)	In connection with a separation agreement finalized in July 2002, Mr. Hayden received a lump sum separation payment of $350,000 plus applicable taxes and reimbursement for $50,000 of legal fees incurred.

Stock Options

     The following table provides summary information concerning option grants to the Named Executive Officers during 2002 and the potential realizable value of the options held by each Named Executive Officer at the end of fiscal year 2002.

Option Grants in Fiscal Year 2002

	Individual Grants					Aggregate Potential
						Realized Value at
	Number of		Percentage of			Assumed Annual Rates of
	Securities		Total Options			Stock Price Appreciation
	Underlying		Granted To	Exercise or		for Option Term(3)(4)
	Options		Employees in	Base Price	Expiration
Name	Granted(#)(1)		2002(2)	($/Share)(3)	Date	5%($)	10%($)

William E. McGlashan, Jr.	1,000,000	(5)	4.8	1.74	05/08/2012	1,094,277	2,773,112
Paul Bartlett	750,000	(6)	3.6	1.74	05/08/2012	820,708	2,079,834
Bernard Harguindeguy	1,250,000	(7)	6.0	2.08	02/07/2012	1,635,126	4,143,730
	250,000	(8)	1.2	1.95	04/30/2012	306,586	776,950
Laureen DeBuono	200,000	(9)	1.0	3.63	01/09/2012	456,578	1,157,057
	57,000	(10)	*	0.88	07/31/2012	31,545	177,145
Pierre Van Beneden	—		—	—	—	—	—
David Hayden	—		—	—	—	—	—

*	less than 1%

(1)	Except where otherwise noted in the footnote below, these stock options have a ten-year term, vesting ratably on a monthly basis, and become fully vested on the fourth anniversary of the vesting start date.

(2)	Based on options to purchase an aggregate of 20,881,632 shares of Common Stock granted during fiscal 2002 and vesting over various periods of time based on continued employment and other performance metrics.

(3)	The exercise price is equal to fair market value that is the closing price of the Company’s Common Stock on the Nasdaq National Market on the date prior to the date of grant.

(4)	The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent Critical Path’s estimate or projection of the future Common Stock price. There can be no assurance that any of the values reflected in the table will be achieved. Actual gains, if any, on stock option exercises will depend on future performance of the Company’s Common Stock, the officer’s continued employment through applicable vesting periods and the date on which the options are exercised.

(5)	Mr. McGlashan’s option vests as to one-third of the underlying shares on May 8, 2003 and monthly thereafter for three years.

(6)	Mr. Bartlett’s option vests as to 93,750 shares on November 8, 2002 and 15,625 shares on December 8, 2002. The remaining 562,500 shares vest in equal monthly installments from December 8, 2002 until December 8, 2005 and 78,125 shares vest in equal monthly installments from December 8, 2005 until May 8, 2006.

(7)	Mr. Harguindeguy’s February 2, 2002 option vests as to one-eighth of the underlying shares on July 22, 2002 and as to the remaining seven-eighths of the underlying shares in equal monthly installments until January 22, 2006.

(8)	Mr. Harguindeguy’s April 30, 2002 option shall vest on April 30, 2012 or earlier under certain circumstances.

(9)	Ms. DeBuono’s option was fully vested upon grant. The grant date for this option was January 9, 2002.

(10)	Ms. DeBuono’s option was fully vested upon grant. The grant date for this option was July 31, 2002.

Fiscal Year End Option Values

     The following table provides summary information concerning stock options held as of December 31, 2002 by each of the Named Executive Officers. One of the Named Executive Officers exercised options in 2002.

Aggregated Option Exercises in Last Fiscal Year And Fiscal Year-End Option Values

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options at
	Shares		at Fiscal Year-End 2002(#)(1)		Fiscal Year-End 2002($)(2)
	Acquired	Value
Name	On Exercise(#)	Realized($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

William E. McGlashan, Jr.	1,000,000	0	2,108,667	1,904,333	110,000	55,000
Paul Bartlett	—	—	124,999	625,001	—	—
Bernard Harguindeguy	—	—	286,458	1,213,542	—	—
Laureen DeBuono	—	—	925,019	—	34,000	—
Pierre Van Beneden	—	—	1,263,887	55,556	—	—
David Hayden	—	—	6,197,256	—	613,864	—

(1)	The value realized is calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at the time of exercise. For purposes of this table, fair market value is deemed to be $0.51 per share, the closing price of the Common Stock as reported on the Nasdaq National Market on December 31, 2002. Calculations that result in a negative value are reflected as no value realized in the above table.

(2)	The value of unexercised in-the-money options at fiscal year-end is based on a price per share of $0.51, the closing price quoted on the Nasdaq National Market on December 31, 2002, minus the exercise price.

Compensation of Directors.

     The Company reimburses each member of its Board of Directors for out-of-pocket expenses incurred in connection with attending Board meetings. No member of the Company’s Board of Directors receives any additional cash compensation for services rendered as a director. It has been the Board’s practice to grant non-employee directors a one time option to purchase 300,000 shares of the Company’s Common Stock at the time of joining the Board vesting over a four year period. However, where warranted and deemed to be in the best interests of the Company, the Company may grant additional options to directors at the time of joining the Board, or from time to time thereafter in connection with committee service or otherwise.

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

     In August 2001, Mr. McGlashan received an option to purchase 1,500,000 shares of the Company’s Common Stock at an exercise price of $0.40 per share, which was fair market value at the time of grant. The option vested one-third upon grant, one-third one year from grant and one-third on December 31, 2004 or upon the earlier achievement of positive EBITDA prior to June 30, 2002. In November 2001, Mr. McGlashan was granted an option to purchase 813,000 shares at an exercise price of $1.13 per share, which was fair market value at the time of grant, on the same terms and conditions and in the same pro rata proportions to the vesting schedule above. In December 2001, Mr. McGlashan was granted an option to purchase 1,700,000 shares at an exercise price of $2.56 per share, which was fair market value at the time of grant, vesting in equal monthly installments over a three-year period. In May 2002, in connection with the reduction of the loan commitment, Mr. McGlashan was also granted an option to purchase 1,000,000 shares of the Company’s Common Stock, at an exercise price of $1.74, which was fair market value at the time of grant. The option was immediately exercisable subject to the Company’s lapsing right of repurchase over a three year period. Mr. McGlashan exercised his right to early exercise purchase the shares through a promissory note and stock pledge agreement in May 2002. As such, the Company now holds a promissory note in the amount of $1,740,000 secured by the shares of Common Stock. The terms of each of the above-referenced and summarized loans are also discussed in the section of this Form 10-K/A entitled “Transactions with Related Parties — Loans to Officers.”

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

     In April 2002, the Company entered into an employment agreement with Paul Bartlett, pursuant to which Mr. Bartlett became employed as the Company’s Executive Vice President, Business Development at a base salary of $250,000 per year. In May 2002, Mr. Bartlett was granted an option to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $1.74, which was the fair market value at the time of grant. In February 2003, Mr. Bartlett became the Company’s Chief Financial Officer and Executive Vice President, Corporate Development and was granted an option to purchase an additional 750,000 shares of the Company’s Common Stock at an exercise price of $0.82 per share, which was the fair market value at the time of grant.

     In January 2002, the Company entered into an employment agreement with Bernard Harguindeguy, pursuant to which Mr. Harguindeguy became employed as the Company’s Executive Vice President, Chief Marketing Officer at a base salary of $300,000 per year. Mr. Harguindeguy is eligible to receive an annual cash bonus of up to $300,000 upon the satisfaction of certain performance criteria. As an inducement to enter into this agreement, Mr. Harguindeguy received a bonus of $100,000. In the event Mr. Harguindeguy’s employment is terminated by the Company for any reason other than for cause, the Company will pay to Mr. Harguindeguy a lump sum payment equal to $300,000. The Company has also granted Mr. Harguindeguy options to purchase shares of the Company’s Common Stock, which options vest over time. Following a change of control of the Company, all of Mr. Harguindeguy’s options will become vested in certain circumstances.

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

     In the event of a change in control of the Company and so long as Mr. Hayden remained an employee at such time, 50% of Mr. Hayden’s then unvested options would become vested; however all of his unvested options would become vested if the consideration received by shareholders pursuant to a transaction were at least $10.00 per share. The Company also agreed to loan Mr. Hayden up to $2,500,000 to be used for the exercise of vested stock options, secured by a pledge of the underlying grant shares; that loan was not funded. The terms of Mr. Hayden’s employment agreement provided that if Mr. Hayden’s employment was terminated without cause or if he resigned for good reason, the Company would pay Mr. Hayden $350,000 over a twelve-month period, a portion of Mr. Hayden’s options to purchase shares of Common Stock would vest and become exercisable and the due date on his outstanding loan would be extended by two years.

     In May 2002, David Hayden resigned his employment with the Company and from the Board of Directors. In connection with a separation agreement finalized in July 2002, Mr. Hayden received a lump sum separation payment of $350,000 plus applicable taxes, continuation of health and welfare benefits until May 31, 2003, an extension of time, until no later than June 30, 2005, to repay the $1.95 million loan with the Company and to exercise his vested stock options until no later than June 30, 2005, acceleration of a portion of his unvested options if a change of control of the Company occurs prior to September 30, 2003 and reimbursement for $50,000 of legal fees incurred. In connection with the provision of these benefits, Mr. Hayden agreed to (i) forfeit the right under the severance provisions of his employment agreement to an additional one year extension of the $1.95 million loan until August 2006; (ii) pay all proceeds (net of taxes) from the sale of any shares held by him in the Company to reduce the principal balance of the $1.95 million loan; and (iii) forfeit his right to receive a $2.5 million loan from the Company to exercise certain of his stock options. All sales of common stock of the Company by Mr. Hayden are to be made under a publicly filed trading plan. In addition, Mr. Hayden and the Company executed a mutual release of claims. As a result of Mr. Hayden’s separation, the Company recorded aggregate one-time charges of $2.6 million, included in operating expenses, inclusive of $572,000 related to the separation payment and legal fee reimbursements made to Mr. Hayden and $2.0 million in stock-based expenses related to the extension of the exercise period on Mr. Hayden’s vested stock options.

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

     In November 2002, Pierre Van Beneden terminated his employment as President, but continued through January 2003 as a consultant. In connection with a separation agreement and release, Mr. Van Beneden agreed to provide consulting services on a commissioned basis and the Company agreed to provide the benefits to which he was entitled under his employment agreement. Such employment agreement benefits, which were paid in January 2003 upon the completion of the consulting term, included a lump sum payment of $337,500, representing nine months base salary, accelerated vesting on a portion of his option grants and commissions of $50,000. These payments reflect all our cash obligations to Mr. Van Beneden and accordingly no additional payments will be made in connection with the consulting services portion of his termination agreement. As an additional benefit under the separation agreement, Mr. Van Beneden was granted an extension until January 17, 2004 to exercise his option grants. No additional commission payments were earned under the Separation Agreement and no further payments made to Mr. Van Beneden. A mutual release of all claims was also executed.

     In August 2001, the Company entered into a Consulting Agreement with Laureen DeBuono as interim Chief Financial Officer that provided for a monthly retainer fee of $52,000 per month through February 2002. In addition, the Company granted Ms. DeBuono an option to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $0.34 per share, which was the fair market value at the time of grant. The options vested in equal monthly installments through the end of January 2002. Ms. DeBuono’s agreement also included a termination provision such that if Ms. DeBuono’s service was terminated for any reason other than fraud or embezzlement, then she would receive a payment equal to two months’ consulting fees. In October 2001, the Company and Ms. DeBuono amended the agreement such that the term of the consulting arrangement was extended on the same terms to September 2002 and she received an additional fully-vested option to purchase 233,333 shares of the Company’s Common Stock at an exercise price of $0.91 per share, which was the fair market value at the time of grant. In November 2001, Ms. DeBuono received an additional fully-vested option to purchase 234,686 shares at an exercise price of $1.13 per share, which was the fair market value at the time of grant. In January 2002, the Company and Ms. DeBuono again amended the agreement such that Ms. DeBuono extended the term of her service indefinitely and assumed the title of Executive Vice President and Chief Financial Officer and Ms. DeBuono received an additional fully-vested option to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $3.63, which was the fair market value at the time of grant. In July 2002, Ms. DeBuono received an additional fully-vested option to purchase 57,000 shares of the Company’s Common Stock at an exercise price of $0.88 per share, which was the fair market value at the time of grant. Ms. DeBuono’s consulting relationship with the Company as Executive Vice President and Chief Financial Officer terminated in February 2003. However, Ms. DeBuono continues to provide occasional consulting services to the Company.

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

Chief Executive Officer Compensation

     William McGlashan has served as the Chief Executive Officer and as a director of Critical Path since August of 2001, first joining the Company as its interim President and Chief Operating Officer in April 2001. The Compensation Committee used the same overall compensation policy described above for all employees to determine Mr. McGlashan’s 2002 and beyond compensation package, which includes both cash- and equity-based compensation and a long-term housing loan. In setting the parameters of the compensation package, the Compensation Committee made an overall assessment of Mr. McGlashan’s leadership and achievement in reaching the Company’s long-term strategic and business goals.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of common stock as of April 23, 2003 by:

•	each person or entity known to Critical Path to own beneficially more than 5% of Critical Path’s Common Stock;

•	each of Critical Path’s directors;

•	the Chief Executive Officer of the Company as of December 31, 2002, each of the three other most highly compensated executive officers of the Company whose total salary and bonus exceeded $100,000 during the year ended December 31, 2002, and two former executive officers whose total salary and bonus exceeded $100,000 during the year ended December 31, 2002 but who are no longer employed with the Company (collectively, the “Named Executive Officers”); and

•	all executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership

			Shares of				Percent of Class
	Shares of		Series D	Right to Acquire			Beneficially Owned		Percent of
	Common		Preferred	Beneficial Ownership					Voting
	Stock		Stock	of Common Stock		Total of		Series D	Securities
Name and Address of Beneficial	Beneficially		Beneficially	Within 60 Days of		Common	Common	Preferred	Beneficially
Owner(1)	Owned		Owned	April 23, 2003		Stock	Stock(2)	Stock(2)	Owned(2)

5% Shareholders
General Atlantic Partners, LLC
and affiliated entities(3)	—		2,545,455	37,024,595		37,024,595	—	63.6%	31.6%
Scott Smith and
and affiliated entities(4)	4,287,551		—	—		4,287,551	5.4	—	5.4
3 Pickwick Plaza
Greenwich, CT
Purnendu Chatterjee and
affiliated entities(5)	5,467,675		—	—		5,467,675	6.8	—	6.8
888 Seventh Avenue
New York, NY 10106
Cheung Kong (Holdings) Limited
and affiliated entities(6)	—		872,727	12,694,141		12,694,141	—	21.8	13.7
8th floor, Cheung Kong Center
2 Queen’s Road Central
Hong Kong
Vectis Group, LLC and
affiliated entities(7)	—		581,818	8,927,760		8,927,760	*	14.6	10.0
c/o BPM
600 California Street
Suite 1300
San Francisco, CA 94180
Directors and Named
Executive Officers
William E. McGlashan, Jr.	1,121,152	(8)	581,818	9,882,089	(9)	11,003,241	3.2	14.6	12.2
Paul Bartlett	—		—	281,249	(10)	281,249	*	—	—
Bernard Harguindeguy	—		—	—		—	—	—	—
William S. Cohen	—		—	62,500	(10)	62,500	*	—	*
Ross Dove(12)	—		—	6,250		6,250	*	—	*
Raul J. Fernandez	210,000	(13)	—	175,000	(14)	385,000	*	—	*
William E. Ford	—		2,545,455	37,199,595	(15)	37,199,595	*	63.6	31.7
Wm. Christopher Gorog	—			18,750	(16)	18,750	*	—	*
Steven R. Springsteel(17)	—		—	6,250		6,250	*	—	*
Laureen DeBuono	—		—	925,019	(18)	925,019	1.1	—	1.1
David Hayden	2,242,416		—	6,197,256	(19)	8,439,672	2.8	—	9.8
Pierre Van Beneden	—		—	1,319,443	(20)	1,319,443	1.6	—	1.6
All Named Executive Officers
and current directors,
nominees and executive
officers as a group (17
persons)(21)	3,592,416		3,127,273	57,674,786		61,267,202	4.5	78.2	44.5

*	Amount represents less than 1% of the Company’s Common Stock.

(1)	Unless otherwise indicated, the address for each of the executive officers and directors above is c/o Critical Path, Inc., 350 The Embarcadero, San Francisco, California 94105-1204.

(2)	Applicable percentage ownership of Common Stock is based on 80,147,698 shares of Common Stock issued and outstanding as of April 23, 2003 including 1,700,457 shares of Common Stock issuable upon exchange of Class A Non-voting shares of Critical Path Messaging Co., a Nova Scotia subsidiary of the Company, for Common Stock of the Company (the “Exchangeable Shares”). Applicable percentage ownership of Series D Preferred Stock is based on 4,000,000 shares of Series D Preferred Stock issued and outstanding on April 23, 2003. Applicable percentage ownership of voting securities is based on 138,329,194 shares of Common Stock issued and outstanding as of April 23, 2003, including all shares of Series D Preferred Stock convertible into Common Stock and the Exchangeable Shares. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or convertible or exchangeable into such shares of Common Stock, held by that person, that are currently exercisable or exercisable within 60 days of April 23, 2003 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.

(3)	According to a Schedule 13D dated December 21, 2001, filed jointly by General Atlantic Partners, LLC (“GAP”), General Atlantic partners 74, L.P. (“GAP 74”), GapStar, LLC (“GapStar”) and GAP Coinvestment Partners II, L.P. “GAPCO” and, collectively with GAP, GAP 74 and GapStar, the “Reporting Persons”), the Reporting Persons own no shares of the Company’s Common Stock. The Reporting Persons report collective beneficial ownership as to 2,545,455 shares of the Company’s Series D Preferred Stock and warrants to purchase 2,500,000 shares of Common Stock that are not exercisable within 60 days of April 23, 2003. GAP is the general partner of GAP 74 and the Managing Member of GapStar. GAP and the GAP Managing Members (defined below) report shared voting and dispositive power as to the 33,333,339 shares of common stock into which the Series D Cumulative Redeemable Convertible Participating Preferred Stock (the “Series D Preferred Stock”) would convert as of December 31, 2001. GAP 74 reports shared voting and dispositive power as to 2,091,218 shares of Series D Preferred Stock or 27,384,997 shares of Series D Preferred Stock on an as converted basis. GapStar reports shared voting and dispositive power as to 159,091 shares of Series D Preferred Stock or 2,083,335 shares of Series D Preferred Stock on an as converted basis. GAPCO reports that it beneficially owns and has shared voting and dispositive power as to 295,146 shares of Series D Preferred Stock or 3,865,007 shares of Series D Preferred Stock on an as converted basis. The number of shares of Common Stock into which the Series D Preferred Stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D or 13G. The number of shares of Common Stock as reflected in the table does include such accretion of dividends.

The managing members of GAP are Steven A. Denning, Peter L. Bloom, Mark F. Dzialga, Erik Engstrom, Klaus Esser, David C. Hodgson, William O. Grabe, William E. Ford, Braden R. Kelly, Rene M. Kern, William J. Lansing, Clifton S. Robbins, Matthew Nimetz, Franchon M. Smithson, Tom C. Tinsley, Florian Wendelstadt and John Wong (collectively, the “GAP Managing Members”). The GAP Managing Members (other than Mr. Esser) are also the general partners of GAPCO. Mr. Ford serves on the Board of Directors of the Company. The business address of Mr. Esser is Koenigsallee 88, 40212, Duesseldorf, Germany. The business address of Messrs. Kern and Wendelstadt is 83 Pall Mall, Sixth Floor, London SW1Y 5ES, United Kingdom. The business address of Messrs. Kelly and Lansing is 630 Hansen Way, Palo Alto, California 94304. The business address of Mr. Wong is 24 Raffles Place, 29-04 Clifford Center, Singapore 048621.

(4)	Scott Smith filed a Schedule 13G/A, dated as of February 11, 2003, with the Securities and Exchange Commission on behalf of himself and related parties described herein. According to the Schedule 13G/A, shares are held for the account of Camelot Management Corporation, Camelot Offshore Fund Limited and Scott Smith. Scott Smith is an officer of Camelot Management Corporation and a director of Camelot Offshore Fund Limited. Scott Smith reported beneficial ownership of 4,287,551 shares of Common Stock as of December 31, 2002. The shares held consist of 1,073,300 shares of Common Stock held for the account of Camelot Management Corporation, 1,073,300 shares of Common Stock held for the account of Camelot Offshore Fund Limited and 4,287,551 shares of Common Stock held for the account of Scott Smith. The reporting person reported shared voting power over 4,287,551 shares and shared dispositive power over 4,287,551 shares.

(5)	Purnendu Chatterjee filed a Schedule 13G, dated as of February 14, 2003, with the Securities and Exchange Commission on behalf of himself and related parties described herein. Purnendu Chatterjee reported beneficial ownership of 5,467,675 shares of Common Stock as of December 31, 2002. Shares are held for the accounts of Winston Partners, L.P., a Delaware limited partnership, Chatterjee Fund Management, L.P., a Delaware limited partnership, a Cayman Islands Exempted Limited Partnership and the reporting person. Chatterjee Fund Management, L.P. in the general partner of Winston Partners, L.P. The reporting person is the sole general partner of Chatterjee Fund Management, L.P. Chatterjee Management Company, a Delaware corporation serves as investment manager of the Cayman Islands Exempted Limited Partnership. Chatterjee Management Company is controlled by the reporting person. The shares held consist of 2,812,875 shares of Common Stock, held for the account of Winston Partners, L.P., 739,821 shares of Common Stock held for the account of Chatterjee Fund Management, L.P. and 1,914,979 shares of Common Stock held for the account of the Cayman Islands Exempted Limited Partnership. The reporting person reported sole voting power over 5,467,675 shares and sole dispositive power over 5,467,675 shares.

(6)	According to a Schedule 13D dated December 22, 2001, filed by jointly by Cheung Kong (Holdings) Limited (“Cheung Kong”), Campina Enterprises Limited, an indirect wholly-owned subsidiary of Cheung Kong (“Campina”), Hutchison Whampoa Limited (“HWL”), an entity in which Cheung Kong holds a 49.97% interest and Cenwell Limited, an indirect wholly-owned subsidiary of HWL (“Cenwell”), Campina and Cenwell hold 436,363 and 436,364 shares of the Company’s Series D Preferred Stock, respectively, each convertible into 5,714,278 shares of the Company’s Common Stock. Cheung Kong and Campina report shared voting and dispositive power as to the shares held by Campina. Cheung Kong, HWL and Cenwell reported shared voting and dispositive power as to the shares held by Campina. Cheung Kong, HWL and Cenwell reported shared voting and dispositive power as to the 436,364 shares of Series D Preferred Stock held by Cenwell. Cheung King disclaims beneficial ownership of the 5,714,278 shares of common stock beneficially owned by Cenwell. The number of shares of Common Stock into which the Series D Preferred Stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D or 13G. The number of shares of Common Stock as reflected in the table does include such accretion of dividends.

(7)	Vectis Group LLC (“Vectis”) filed a Schedule 13G, dated as of April 30, 2002, with the Securities and Exchange Commission on behalf of itself and related parties. According to the Schedule 13G, shares are held for the account of Vectis, a Delaware limited liability company, the reporting person. William McGlashan, Matthew Hobart and Peter Kellner are the managing members of Vectis. The shares held consist of (i) 7,618,906 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock and (ii) 465,000 shares of common stock issuable subject to warrants currently exercisable in full. Excludes shares held individually by the principals of Vectis and shares beneficially owned by the principals of Vectis subject to options exercisable within 60 days of April 23, 2003. The number of shares of Common Stock into which the Series D Preferred Stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D or 13G. The number of shares of Common Stock as reflected in the table does include such accretion of dividends.

(8)	Includes (i) 1,000,000 shares of common stock purchased by Mr. McGlashan through an early option exercise pursuant to a promissory note and stock pledge agreement for the benefit of the Company, and subject to a lapsing right of repurchase by the Company, and (ii) 80,000 shares of common stock purchased by Mr. McGlashan’s spouse.

(9)	Includes (i) 954,329 shares subject to options exercisable within 60 days of April 23, 2003, (ii) 465,000 shares subject to warrants to purchase shares of common stock held by Vectis Group LLC and exercisable within 60 days of April 23, 2003, and (iii) 7,618,906 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock. See footnote (7) above. Mr. McGlashan disclaims beneficial ownership of the securities held by Vectis Group LLC and its affiliates within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. Excludes all shares subject to options issued to other Vectis principals as part of their individual employment agreements with the Company. Also excludes all shares individually owned by other Vectis principals.

(10)	Consists of 281,249 shares subject to options exercisable within 60 days of April 23, 2003.

(11)	Consists of 62,500 shares subject to options exercisable within 60 days of April 23, 2003.

(12)	Mr. Dove became a director on April 24, 2003. He was granted an option to purchase 300,000 shares of Common Stock on April 24, 2003. The number in the table reflects 6,250 shares subject to options exercisable within 60 days of April 23, 2003.

(13)	Includes 10,000 shares of common stock held by Mr. Fernandez’s spouse.

(14)	Consists of 175,000 shares subject to options exercisable within 60 days of April 23, 2003.

(15)	Includes 34,955,563 shares issuable upon the conversion of the Series D Preferred Stock and common stock warrants into shares of common stock. See footnote (3) above. Mr. Ford disclaims beneficial ownership of the securities held by General Atlantic Partners and its affiliates within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. Also includes 175,000 shares subject to options exercisable within 60 days of April 23, 2003.

(16)	Consists of 18,750 shares subject to options exercisable within 60 days of April 23, 2003.

(17)	Mr. Springsteel became a director on April 24, 2003. He was granted an option to purchase 300,000 shares of Common Stock on April 24, 2003. The number in the table reflects 6,250 shares subject to options exercisable within 60 days of April 23, 2003.

(18)	Consists of 925,019 shares subject to options exercisable within 60 days of April 23, 2003.

(19)	David C. Hayden filed a Schedule 13G, dated as of April 25, 2002, with the Securities and Exchange Commission on behalf of himself as reporting person. Mr. Hayden reported sole voting and dispositive power over 2,242,416 shares. The beneficial ownership reported also includes 6,197,256 shares subject to options exercisable within 60 days of April 23, 2003. Mr. Hayden is the former executive chairman of the Company who terminated employment in May 2002.

(20)	Consists of 1,319,443 shares subject to options exercisable within 60 days of April 23, 2003.

(21)	Includes shares beneficially owned by the directors and executive officers as a group consisting of the Named Executive Officers and Mr. Currie, Mr. Zukerman, Mr. Serbinis, Mr. Twohig and Mr. Shipp. Includes an aggregate of 18,848 shares of Common Stock beneficially owned, an aggregate of 1,345,923 shares subject to options exercisable within 60 days of April 23, 2003 and an aggregate of Exchangeable Shares convertible into 267,962 shares of common stock held by Mr. Currie, Mr. Zukerman, Mr. Serbinis, Mr. Twohig and Mr. Shipp.

Equity Compensation Plan Information

     The following table sets forth certain information as to our equity compensation plans for fiscal 2002 as of December 31, 2002.

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by the shareholders	25,871,576 (1)	$9.96	15,679,617 (2)
Equity compensation plans not approved by the shareholders	33,399,739 (3)	$6.84	1,436,779

Total	59,271,315	$8.20	17,865,697 (4)

(1)	Includes the 1998 Stock Option Plan.

(2)	The number of shares reserved for issuance under the 1998 Stock Option Plan (the “1998 Plan”) is subject to an annual increase of a number of shares equal to 2% of the outstanding shares of common stock on January 1 of such year. The aggregate number of shares of common stock which may be issued under the 1998 Plan shall at all times be subject to adjustment as a result of stock splits, dividends payable in shares, combinations or consolidations of outstanding stock, recapitalizations, mergers or reorganizations.

(3)	Includes the 1999 Nonstatutory Stock Option Plan. For a description of the material features of this plan, please see Note 16 – Shareholders’ Equity (Deficit) to the Company’s Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2003. Also includes shares of Common Stock to be issued (subject to vesting) upon the exercise of outstanding options assumed by the Company in connection with the Company’s acquisitions of other companies. Also includes an aggregate of 8,097,456 shares reserved for issuance pursuant to the exercise of outstanding warrants.

(4)	Includes 749,301 shares of Common stock available for future issuance under the Company’s employee stock purchase plan (“ESPP”). The number of shares reserved for issuance under the ESPP is subject to an annual increase on January 1 of each year by an amount equal to 1% of the Company’s issued and outstanding Common Stock on such date, not to exceed 1,000,000 additional shares each year.

Item 13. Certain Relationships and Related Party Transactions.

Severance Agreements

     In May 2002, David Hayden resigned his employment with us and from the Board of Directors. In connection with a separation agreement finalized in July 2002, Mr. Hayden received a lump sum separation payment of $350,000 plus applicable taxes, continuation of health and welfare benefits until May 31, 2003, an extension of time to repay the $1.95 million loan with us and to exercise his vested stock options until no later than June 30, 2005, acceleration of a portion of his unvested options if a change of control of Critical Path occurs prior to September 30, 2003 and reimbursement for $50,000 of legal fees incurred. In connection with the provision of these benefits, Mr. Hayden agreed to (i) forfeit the right under the severance provisions of his employment agreement to an additional one year extension of the $1.95 million loan until August 2006; (ii) pay all proceeds (net of taxes) from the sale of any shares held by him in Critical Path to reduce the principal balance of the $1.95 million loan; and (iii) forfeit his right to receive a $2.5 million loan from us to exercise certain of his stock options. All sales of our Common Stock by Mr. Hayden are to be made under a publicly filed trading plan. In addition, we executed a mutual release of claims. As a result of Mr. Hayden’s separation, we recorded aggregate one-time charges of $2.6 million, included in operating expenses, inclusive of $572,400 related to the separation payment and legal fee reimbursements made to Mr. Hayden and $2.0 million in stock-based expenses related to the extension of the exercise period on Mr. Hayden’s vested stock options.

     In connection with his employment agreement, in October 2001, we made a loan and held a note receivable from Pierre Van Beneden, the Company’s former President, totaling $350,000. Mr. Van Beneden’s loan was interest free for the first year and was forgiven in monthly installments over the first year of Van Beneden’s employment, resulting in a compensation charge to operating expense ratably over the first twelve months of his employment. As of October 8, 2002, the one-year anniversary of his employment with us, the note had been fully forgiven. In November 2002, Pierre Van Beneden terminated his employment as President, but continued through January 2003 as a consultant. In connection with a separation agreement and release, Mr. Van Beneden agreed to provide consulting services to us on a commissioned basis and the Company agreed to provide the benefits to which he was entitled under his employment agreement. Such employment agreement benefits, which were paid in January 2003 upon the completion of the consulting term, included a lump sum payment of $337,500, representing nine months base salary, accelerated vesting on a portion of his option grants and commissions of $50,000. These payments reflect all our cash obligations to Mr. Van Beneden and accordingly no additional payments will be made in connection with the consulting services portion of his termination agreement. As an additional benefit under the separation agreement, Mr. Van Beneden was granted an extension until January 17, 2004 to exercise his option grants. The Company and Mr. Van Beneden executed a mutual release of all claims.

     Ms. DeBuono’s consulting relationship with the Company as Executive Vice President and Chief Financial Officer terminated in February 2003. In accordance with the terms and conditions of her original consulting agreement, Ms. DeBuono was paid a termination payment equaling two months of pay under the agreement, or $104,000. In connection with a separation agreement and release between the Company and Ms. DeBuono, Ms. DeBuono agreed to continue to provide consulting services to the Company until March 5, 2003. Ms. DeBuono continues to provide occasional consulting services to the Company as requested by the Board of Directors from time to time. Upon completion of all consulting services, the Company agreed to pay to Ms. DeBuono a lump sum of $25,000 as payment for general expenses incurred throughout her entire consulting agreement and all earned but unpaid salary, wages, accrued paid time off, mutually determined bonuses, commission and all other benefits due to her at such time.

Loans to Officers

     During 2001 and in connection with each of their respective employment agreements, the Company made loans and held notes receivable from David C. Hayden, the Company’s former Executive Chairman, and Pierre Van Beneden, the Company’s former President, totaling $1.5 million and $350,000, respectively. Mr. Hayden’s note and loan agreement were amended in February 2002 to increase the amount to $1.95 million. See the section of this Form 10-KA entitled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.” As amended in 2002, Mr. Hayden’s full recourse note accrued interest at the rate of 6.75% per annum and provided that it may be forgiven upon the achievement of a performance-based milestone whereby a change of control event occurs with consideration received by the shareholders in excess of $10.00 per share. Mr. Hayden’s loan was initially due and payable on August 13, 2004; provided, however, if his employment was terminated without cause or he resigned for good reason, the due date would be extended for two years. As of June 17, 2002, accrued interest under Mr. Hayden’s note totaled approximately $95,757. Interest payments are due and payable on August 13th of each year that the loan is outstanding. Mr. Hayden terminated his employment and resigned from the Board in May 2002. The terms of this loan are more fully discussed in the section of this Form 10-KA entitled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.” Mr. Van Beneden’s loan is interest free for the first year and was forgiven in monthly installments over the first year of Mr. Van Beneden’s employment through October 2002, resulting in a compensation charge to operating expense ratably over the first twelve months of his employment.

     In December 2001 and in connection with his amended and restated employment agreement, the Board approved a secured loan to Mr. McGlashan to be used for the purchase of a principal residence in the San Francisco Bay Area. In May 2002, the Compensation Committee and Mr. McGlashan agreed to amend Mr. McGlashan’s employment agreement to reduce the amount of the loan to $1.5 million from $4.0 million. The housing loan is to be secured by the residence, by the pledge of Mr. McGlashan’s personal options and shareholdings in the Company and other assets of Mr. McGlashan to the extent necessary such that at all times the assets securing the loan equal at least 120% of the principal and interest outstanding on the housing loan and any other loan secured by the residence. Interest on the housing loan is to be accrued at 4.75%, and is deferred until the principal is due, over a 10 year term. The housing loan provides that it shall be forgiven upon a change of control event where consideration received by the shareholders exceeds $10.00 per share. In the event Mr. McGlashan terminates his employment either by voluntary resignation or for cause, as defined in the agreement, the housing loan shall be due and payable, with interest, no later than 12 months following such termination. In the event Mr. McGlashan is terminated for any reason other than his voluntary resignation or cause, the housing loan shall remain outstanding for the remainder of its term. The Company has not yet funded the housing loan and, accordingly, no accrued interest was outstanding as of April 30, 2003.

     In May 2002, in connection with the reduction of the principal amount available under the housing loan, Mr. McGlashan received an option grant of 1,000,000 shares of Common Stock and an opportunity to early exercise and purchase such shares through a full-recourse promissory note and stock pledge agreement. The purchased shares are subject to a lapsing right of repurchase with respect to the shares over a three-year period. Mr. McGlashan exercised the option by delivery of his promissory note on May 8, 2002. The terms of the note were established in consultation with the Company’s outside auditors to avoid adverse accounting treatment to the Company. Accordingly, the promissory note will begin to accrue interest at the adjustable quarterly reference rate of Fidelity Investments or similar banking entity as the shares vest with respect to that portion of the purchase price that represents the purchase price of the “vested” shares. The promissory note is full recourse and secured by the acquired shares under the stock pledge agreement. As of April 25, 2003 no interest had accrued on the note as none of the underlying shares had vested. The amount of indebtedness outstanding under the note at April 25, 2003 was $1,740,000.

Commercial Relationships

     Consulting Agreements

     In March 2001, the Company entered into a series of certain consulting and transactional agreements with Vectis Group, LLC (“Vectis”) to engage Vectis as an advisor to the Company with respect to various strategic alternatives and other management related services. The agreement provided Vectis with: (i) a $50,000 monthly retainer fee for consulting services during the term of the agreement, (ii) a warrant to purchase 500,000 shares of the Company’s Common Stock at a price of $2.00 per share, and (iii) transaction fees in connection with certain dispositions or acquisitions of assets in an amount equal to 5% of proceeds, up to a maximum of $1 million per transaction. Also effective March 2001, the Company entered into an agreement with Vectis to engage Vectis as a placement agent in connection with a possible private placement by Critical Path of equity securities. Under the agreement, Vectis was entitled to 5% of the gross proceeds raised by the Company from specified purchasers, payable in cash, securities or a combination thereof at the election of Vectis. In April 2001, the Company and Vectis agreed to enter into an additional agreement whereby Vectis would act as an advisor with respect to a restructuring of and management of the Company. The agreement provided Vectis with a monthly retainer fee of $125,000 during the term of the agreement. All of the agreements with Vectis were terminated effective September 30, 2001, at which time several employees of Vectis joined the Company as regular full time employees. In 2001, the Company paid a total of fees to Vectis in the amount of $1,073,041 for aggregate monthly consulting service fees and expense reimbursements, and $3,057,928 in fees associated with the Series D Preferred Stock investment in November 2001 and other transactions regarding the Company’s restructuring. Although the agreements were terminated, certain obligations under the agreements survive including indemnification obligations and some obligations with respect to expense reimbursements and transactional fees. The Company paid to Vectis a total of approximately $12,500 for expense reimbursement in February 2002. The total potential remaining fees payable aggregate between zero and $135,000.

     William E. McGlashan, Jr., who was appointed the Company’s interim President and Chief Operating Officer in April 2001, its interim Chief Executive Officer in August 2001, and its Chief Executive Officer on January 2002, formerly served as a principal and the Chief Executive Officer of Vectis and holds a significant beneficial ownership in Vectis. David Hayden, the Company’s former Executive Chairman of the Board, served on Vectis’ Advisory Board and Executive Committee (a body that provides input but does not have any decision making authority with respect to Vectis). In September 2001, the Company terminated its relationship with Vectis subject to certain obligations as described herein.

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

     In August 2002, we hired R.B. Webber & Company, strategic management consultants, to prepare an executive level research and forecast presentation on the enterprise messaging market. The agreement provided for a flat fee of $85,000 over a two month period for the services of several consultants of R.B. Webber and Company, with reimbursement for expenses capped at 5% of the fee. Jeffrey Webber, a former member of the Board of Critical Path, is a partner of R.B. Webber and Company. Mr. Webber also provided specific consulting services under the agreement.

     In April 2002, the Company retained the services of CTD, LLC (“CTD”), an operational planning consulting company. The founder and president of CTD is Patrick Tracy Currie, who subsequently became the Company’s Executive Vice President, Operations and General Manager of Hosted Operations following the termination of the consulting arrangement with CTD as described below. Mr. Currie and his spouse share full ownership of CTD. Under the terms of the Statement of Work entered into between the Company and CTD, CTD received payments for its services based on daily rates as well as reimbursement of costs associated with the work performed. In connection with this consulting arrangement, the Company paid to CTD an aggregate of approximately $1,368,000 in 2002. The Statement of Work, as amended, also provided for a grant of a fully-vested option to purchase 100,000 shares of the Company’s Common Stock, which were granted to Mr. Currie in July 2002 at an exercise price of $0.88 per share, which was the fair market value at the time of grant. The consulting arrangement with CTD was terminated prior to Mr. Currie becoming employed by the Company. No services are currently being rendered to the Company by CTD.

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

     For so long as 500,000 shares of the Series D Preferred Stock is outstanding and a majority of the Series D Preferred Stock is owned by General Atlantic, the holders of the Series D Preferred Stock are entitled to elect one of the Company’s seven directors. In December 2001, the holders of the Series D Preferred Stock elected William E. Ford, a general partner of General Atlantic, to serve on the Board of Directors. For so long as Cheung Kong owns 750,000 shares of Series D Preferred Stock, Cheung Kong is entitled to designate a non-voting observer to the Board of Directors.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 30th day of April, 2003.

Critical Path, Inc.

By:	/s/ Paul Bartlett

Paul Bartlett Chief Financial Officer and Executive Vice President, Corporate Development

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ William E. McGlashan, Jr. William E. McGlashan, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 30, 2003

/s/ Paul Bartlett Paul Bartlett	Chief Financial Officer and Executive Vice President, Corporate Development (Principal Financial and Accounting Officer)	April 30, 2003

* William S. Cohen	Director	April 30, 2003

Ross Dove	Director	April , 2003

* Raul F. Fernandez	Director	April 30, 2003

* William E. Ford	Director	April 30, 2003

* Wm. Christopher Gorog	Director	April 30, 2003

Steven R. Springsteel	Director	April , 2003

* By:	/s/ William E. McGlashan, Jr.

William E. McGlashan, Jr. Attorney-in-Fact