Form 10-K/A
period 2002-12-31
CRITICAL PATH INC
filed 2003-05-09
CIK 1060801

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 4

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

EXPLANATORY NOTE

     This amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 reflects the addition of the information required by Part III of the report. We have made no further changes to the previously filed Form 10-K, as amended.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

     The executive officers, directors and other key employees of Critical Path and their ages as of April 25, 2003 are as follows:

Name	Age	Position

William E. McGlashan, Jr.	39	Chairman of the Board and Chief Executive Officer
Robert Allen (Al) Shipp	46	President
Paul Bartlett	42	Chief Financial Officer and Executive Vice President, Corporate Development
Bernard Harguindeguy	45	Executive Vice President and Chief Marketing Officer
Patrick Tracy Currie	41	Executive Vice President, Operations and General Manager of Hosted Operations
Michael J. Zukerman	43	Senior Vice President, General Counsel and Secretary
Menelaos (Michael) Serbinis	29	Chief Technology Officer
Barry Twohig	36	Senior Vice President, Engineering
The Honorable William S. Cohen	62	Director
Ross Dove(1)	50	Director
Raul J. Fernandez(2)	36	Director
William E. Ford(1)(2)	41	Director
Wm. Christopher Gorog	50	Director
Steven R. Springsteel(1)	45	Director

(1)	Member of the Audit Committee of the Board of Directors.

(2)	Member of the Compensation Committee of the Board of Directors.

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

     Raul J. Fernandez has served as a director of the Company since December 2001. Since January 2003, Mr. Fernandez has held the position of Special Advisor to General Atlantic Partners, LLC. From June 2001 to January 2003, Mr. Fernandez was the chief executive officer of Dimension Data North America. He had been appointed to the board of directors of Dimension Data Holdings Group in September 2001 following the Group’s acquisition of Proxicom Corporation, which directorship terminated in July 2002. Prior to that, Mr. Fernandez was the founder and chief executive officer of Proxicom serving since his founding of the Company in 1991. Mr. Fernandez is also a member of the Board of Directors of Liz Claiborne, Inc.

     William E. Ford has served as a director of the Company since December 2001. Mr. Ford is a managing member of General Atlantic Partners LLC, a private equity firm that invests in information technology, process outsourcing and communications businesses on a global basis, where he has worked since 1991. Mr. Ford has served in various executive positions with several entities that form part of General Atlantic’s investment group. From 1987 to 1991, Mr. Ford worked at Morgan Stanley & Co. as an investment banker, where he was a member of the merger and acquisition and corporate finance departments. Mr. Ford also serves as a director on the boards of Chordiant Software, Inc., Computershare Limited, Soundview Technology Group, Inc. and a number of private companies in which General Atlantic is an investor.

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

     Steven R. Springsteel has served as director of the Company since April 2003. Mr. Springsteel has been senior vice president of finance and administration and chief financial officer of Verity, Inc., a provider of enterprise software, since January 2003. From November 2001 to January 2003, Mr. Springsteel was chief operating officer and chief financial officer of Sagent Technology, Inc., an enterprise business intelligence software company. He remains a director of Sagent Technology, Inc. Prior to joining Sagent Technology, Inc., he was chief operating officer and chief financial officer of NOCpulse, a provide of operation support system technology from 2000 to 2001. From 1996 to 2000, Mr. Springsteel served as executive vice president and chief financial officer of Chordiant Software.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. To its knowledge, the Company believes that during the fiscal year ended December 31, 2002, its officers, directors and holders of more than 10% of the Company’s Common Stock complied with all Section 16(a) filing requirements with the exception of the following late filings: Jeffrey Webber, a former director, failed to file a Form 4 to report the transfer of an option to buy Common Stock which took place on February 12, 2003. In making this statement, the Company has relied upon the written representations of its directors and officers.

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

Compensation of Directors.

     The Company reimburses each member of its Board of Directors for out-of-pocket expenses incurred in connection with attending Board meetings. Commencing with the appointment of a new chairman of the Audit Committee in April 2003, the Company pays $2,000 to the chairman for each Audit Committee meeting the chairman attends. No member of the Company’s Board of Directors receives any additional cash compensation for services rendered as a director. It has been the Board’s practice to grant non-employee directors a one time option to purchase 300,000 shares of the Company’s Common Stock at the time of joining the Board vesting over a four year period. However, where warranted and deemed to be in the best interests of the Company, the Company may grant additional options to directors at the time of joining the Board, or from time to time thereafter in connection with committee service or otherwise.

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

     All the employment and loan agreements summarized above are as more fully-described in the agreements themselves, filed as Exhibits to our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of common stock as of April 23, 2003 by:

•	each person or entity known to Critical Path to own beneficially more than 5% of Critical Path’s Common Stock;

•	each of Critical Path’s directors;

•	the Chief Executive Officer of the Company as of December 31, 2002, each of the three other most highly compensated executive officers of the Company whose total salary and bonus exceeded $100,000 during the year ended December 31, 2002, and two former executive officers whose total salary and bonus exceeded $100,000 during the year ended December 31, 2002 but who are no longer employed with the Company (collectively, the “Named Executive Officers”); and

•	all executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership

			Shares of				Percent of Class
	Shares of		Series D	Right to Acquire			Beneficially Owned		Percent of
	Common		Preferred	Beneficial Ownership					Voting
	Stock		Stock	of Common Stock		Total of		Series D	Securities
Name and Address of Beneficial	Beneficially		Beneficially	Within 60 Days of		Common	Common	Preferred	Beneficially
Owner(1)	Owned		Owned	April 23, 2003		Stock	Stock(2)	Stock(2)	Owned(2)

5% Shareholders
General Atlantic Partners, LLC
and affiliated entities(3)	—		2,545,455	39,524,595		39,524,595	—	63.6%	33.0%
3 Pickwick Plaza
Greenwich, CT
Scott Smith and
affiliated entities(4)	4,287,551		—	—		4,287,551	5.4	—	5.4
c/o Camelot Management Corp.
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
c/o BPM
600 California Street
Suite 1300
San Francisco, CA 94180
Directors and Named
Executive Officers
William E. McGlashan, Jr.	1,121,152	(8)	581,818	9,882,089	(9)	11,003,241	3.2	14.6	12.2
Paul Bartlett	—		—	281,249	(10)	281,249	*	—	—
Bernard Harguindeguy	—		—	—		—	—	—	—
William S. Cohen	—		—	62,500	(10)	62,500	*	—	*
Ross Dove(12)	—		—	6,250		6,250	*	—	*
Raul J. Fernandez	210,000	(13)	—	175,000	(14)	385,000	*	—	*
William E. Ford	—		2,545,455	39,699,595	(15)	39,699,595	*	63.6	33.1
Wm. Christopher Gorog	—			18,750	(16)	18,750	*	—	*
Steven R. Springsteel(17)	—		—	6,250		6,250	*	—	*
Laureen DeBuono	—		—	925,019	(18)	925,019	1.1	—	1.1
David Hayden	2,242,416		—	6,197,256	(19)	8,439,672	2.8	—	9.8
Pierre Van Beneden	—		—	1,319,443	(20)	1,319,443	1.6	—	1.6
All Named Executive Officers
and current directors,
nominees and executive
officers as a group (17
persons)(21)	3,592,416		3,127,273	60,174,786		63,767,202	4.5	78.2	45.4

*	Amount represents less than 1% of the Company’s Common Stock.

(1)	Unless otherwise indicated, the address for each of the executive officers and directors above is c/o Critical Path, Inc., 350 The Embarcadero, San Francisco, California 94105-1204.

(2)	Applicable percentage ownership of Common Stock is based on 80,147,698 shares of Common Stock issued and outstanding as of April 23, 2003 including 1,700,457 shares of Common Stock issuable upon exchange of Class A Non-voting shares of Critical Path Messaging Co., a Nova Scotia subsidiary of the Company, for Common Stock of the Company (the “Exchangeable Shares”). Applicable percentage ownership of Series D Cumulative Redeemable Convertible Participating Preferred Stock (the “Series D Preferred Stock”) is based on 4,000,000 shares of Series D Preferred Stock issued and outstanding on April 23, 2003. Applicable percentage ownership of voting securities is based on 138,329,194 shares of Common Stock issued and outstanding as of April 23, 2003, including all shares of Series D Preferred Stock convertible into Common Stock and the Exchangeable Shares. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or convertible or exchangeable into such shares of Common Stock, held by that person, that are currently exercisable or exercisable within 60 days of April 23, 2003 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.

(3)	According to a Schedule 13D dated December 21, 2001, filed jointly by General Atlantic Partners, LLC (“GAP”), General Atlantic partners 74, L.P. (“GAP 74”), GapStar, LLC (“GapStar”) and GAP Coinvestment Partners II, L.P. (“GAPCO” and, collectively with GAP, GAP 74 and GapStar, the “Reporting Persons”), the Reporting Persons own no shares of the Company’s Common Stock. The Reporting Persons report collective beneficial ownership as to 2,545,455 shares of the Company’s Series D Preferred Stock, which were initially convertible into 33,333,339 shares of Common Stock and warrants to purchase 2,500,000 shares of Common Stock that are exercisable within 60 days of April 23, 2003. GAP is the general partner of GAP 74 and the sole member of GapStar. The managing members of GAP (other than Klaus Esser) are also the general partners of GAPCO. GAP and the managing members of GAP report shared voting and dispositive power of the 2,545,455 shares of Series D Preferred Stock and the warrants to purchase 2,500,000 shares of Common Stock held by the Reporting Persons. GAP 74 owns 2,091,218 shares of Series D Preferred Stock or 27,384,997 shares of Common Stock on an as converted basis and owns warrants to purchase 2,053,874 shares of Common Stock. GapStar owns 159,091 shares of Series D Preferred Stock or 2,083,335 shares of Common Stock on an as converted basis and owns warrants to purchase 156,250 shares of Common Stock. GAPCO owns 295,146 shares of Series D Preferred Stock or 3,865,007 shares of Common Stock on an as converted basis and warrants to purchase 289,876 shares of Common Stock. The number of shares of Common Stock into which the Series D Preferred Stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D. The number of shares of Common Stock as reflected in the table does include such accretion of dividends.

(4)	Scott Smith filed a Schedule 13G/A, dated as of February 11, 2003, with the Securities and Exchange Commission on behalf of himself and related parties described herein. According to the Schedule 13G/A, shares are held for the account of Camelot Management Corporation, Camelot Offshore Fund Limited and Scott Smith. Scott Smith is an officer of Camelot Management Corporation and a director of Camelot Offshore Fund Limited. Scott Smith reported beneficial ownership of 4,287,551 shares of Common Stock as of December 31, 2002. The shares held consist of 1,073,300 shares of Common Stock held for the account of Camelot Management Corporation, 1,073,300 shares of Common Stock held for the account of Camelot Offshore Fund Limited and 4,287,551 shares of Common Stock held for the account of Scott Smith. The reporting person reported shared voting power over 4,287,551 shares and shared dispositive power over 4,287,551 shares.

(5)	Purnendu Chatterjee filed a Schedule 13G, dated as of February 14, 2003, with the Securities and Exchange Commission on behalf of himself and related parties described herein. Purnendu Chatterjee reported beneficial ownership of 5,467,675 shares of Common Stock as of December 31, 2002. Shares are held for the accounts of Winston Partners, L.P., a Delaware limited partnership, Chatterjee Fund Management, L.P., a Delaware limited partnership, a Cayman Islands Exempted Limited Partnership and the reporting person. Chatterjee Fund Management, L.P. in the general partner of Winston Partners, L.P. The reporting person is the sole general partner of Chatterjee Fund Management, L.P. Chatterjee Management Company, a Delaware corporation serves as investment manager of the Cayman Islands Exempted Limited Partnership. Chatterjee Management Company is controlled by the reporting person. The shares held consist of 2,812,875 shares of Common Stock, held for the account of Winston Partners, L.P., 739,821 shares of Common Stock held for the account of Chatterjee Fund Management, L.P. and 1,914,979 shares of Common Stock held for the account of the Cayman Islands Exempted Limited Partnership. The reporting person reported sole voting power over 5,467,675 shares and sole dispositive power over 5,467,675 shares.

(6)	According to a Schedule 13D dated December 22, 2001, filed by jointly by Cheung Kong (Holdings) Limited (“Cheung Kong”), Campina Enterprises Limited, an indirect wholly-owned subsidiary of Cheung Kong (“Campina”), Hutchison Whampoa Limited (“HWL”), an entity in which Cheung Kong holds a 49.97% interest and Cenwell Limited, an indirect wholly-owned subsidiary of HWL (“Cenwell”), Campina and Cenwell hold 436,363 and 436,364 shares of the Company’s Series D Preferred Stock, respectively, each convertible into 5,714,278 shares of the Company’s Common Stock. Cheung Kong and Campina report shared voting and dispositive power as to the shares held by Campina. Cheung Kong, HWL and Cenwell reported shared voting and dispositive power as to the shares held by Campina. Cheung Kong, HWL and Cenwell reported shared voting and dispositive power as to the 436,364 shares of Series D Preferred Stock held by Cenwell. Cheung King disclaims beneficial ownership of the 5,714,278 shares of common stock beneficially owned by Cenwell. The number of shares of Common Stock into which the Series D Preferred Stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D or 13G. The number of shares of Common Stock as reflected in the table does include such accretion of dividends.

(7)	Vectis Group LLC (“Vectis”) filed a Schedule 13G, dated as of April 30, 2002, with the Securities and Exchange Commission on behalf of itself and related parties. According to the Schedule 13G, shares are held for the account of Vectis, a Delaware limited liability company, the reporting person. William McGlashan, Matthew Hobart and Peter Kellner are the managing members of Vectis. The shares held consist of (i) 7,618,906 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock and (ii) 465,000 shares of common stock issuable subject to warrants currently exercisable in full. Excludes shares held individually by the principals of Vectis and shares beneficially owned by the principals of Vectis subject to options exercisable within 60 days of April 23, 2003. The number of shares of Common Stock into which the Series D Preferred Stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D or 13G. The number of shares of Common Stock as reflected in the table does include such accretion of dividends.

(8)	Includes (i) 1,000,000 shares of common stock purchased by Mr. McGlashan through an early option exercise pursuant to a promissory note and stock pledge agreement for the benefit of the Company, and subject to a lapsing right of repurchase by the Company, and (ii) 80,000 shares of common stock purchased by Mr. McGlashan’s spouse.

(9)	Includes (i) 954,329 shares subject to options exercisable within 60 days of April 23, 2003, (ii) 465,000 shares subject to warrants to purchase shares of common stock held by Vectis Group LLC and exercisable within 60 days of April 23, 2003, and (iii) 7,618,906 shares of common stock issuable upon the conversion of shares of Series D Preferred Stock. See footnote (7) above. Mr. McGlashan disclaims beneficial ownership of the securities held by Vectis Group LLC and its affiliates within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. Excludes all shares subject to options issued to other Vectis principals as part of their individual employment agreements with the Company. Also excludes all shares individually owned by other Vectis principals.

(10)	Consists of 281,249 shares subject to options exercisable within 60 days of April 23, 2003.

(11)	Consists of 62,500 shares subject to options exercisable within 60 days of April 23, 2003.

(12)	Mr. Dove became a director on April 24, 2003. He was granted an option to purchase 300,000 shares of Common Stock on April 24, 2003. The number in the table reflects 6,250 shares subject to options exercisable within 60 days of April 23, 2003.

(13)	Includes 10,000 shares of common stock held by Mr. Fernandez’s spouse.

(14)	Consists of 175,000 shares subject to options exercisable within 60 days of April 23, 2003.

(15)	Includes 39,524,595 shares issuable upon the conversion of the Series D Preferred Stock and exercise of warrants to purchase shares of common stock. See footnote (3) above. Mr. Ford disclaims beneficial ownership of the securities described in footnote (3) above except to the extent of his pecuniary interest therein. Also includes 175,000 shares subject to options exercisable within 60 days of April 23, 2003.

(16)	Consists of 18,750 shares subject to options exercisable within 60 days of April 23, 2003.

(17)	Mr. Springsteel became a director on April 24, 2003. He was granted an option to purchase 300,000 shares of Common Stock on April 24, 2003. The number in the table reflects 6,250 shares subject to options exercisable within 60 days of April 23, 2003.

(18)	Consists of 925,019 shares subject to options exercisable within 60 days of April 23, 2003.

(19)	David C. Hayden filed a Schedule 13G, dated as of April 25, 2002, with the Securities and Exchange Commission on behalf of himself as reporting person. Mr. Hayden reported sole voting and dispositive power over 2,242,416 shares. The beneficial ownership reported also includes 6,197,256 shares subject to options exercisable within 60 days of April 23, 2003. Mr. Hayden is the former executive chairman of the Company who terminated employment in May 2002.

(20)	Consists of 1,319,443 shares subject to options exercisable within 60 days of April 23, 2003.

(21)	Includes shares beneficially owned by the directors and executive officers as a group consisting of the Named Executive Officers and Mr. Currie, Mr. Zukerman, Mr. Serbinis, Mr. Twohig and Mr. Shipp. Includes an aggregate of 18,848 shares of Common Stock beneficially owned, an aggregate of 1,345,923 shares subject to options exercisable within 60 days of April 23, 2003 and an aggregate of Exchangeable Shares exchangeable into 267,962 shares of common stock held by Mr. Currie, Mr. Zukerman, Mr. Serbinis, Mr. Twohig and Mr. Shipp.

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

     Investment Transactions

     In November 2001, the Company entered into a financing transaction with a group of investors that resulted in gross cash proceeds to the Company of approximately $30 million as well as the retirement of $65 million in face value of its 5 3/4% Convertible Subordinated Notes. In connection with the financing, the Company issued and sold four million shares of its Series D Preferred Stock (convertible into approximately 52.4 million shares of Common Stock) and warrants to purchase 2.5 million shares of Common Stock, to a group of investors that included General Atlantic Partners 74, L.P., GapStar, LLC and GAP Coinvestment Partners II, L.P. (collectively, “General Atlantic”), Vectis Group LLC and its affiliated entities (“Vectis”) and Cheung Kong (Holdings) Limited and its affiliated entities (“Cheung Kong”). The Preferred Stock will accrue and cumulate dividends at 8% and is convertible into shares of Common Stock at the option of the holder. The warrants are exercisable at any time from November 8, 2002 until November 8, 2006 at an exercise price of $1.05 per share.

     As a result of the transaction, General Atlantic, Vectis and Cheung Kong are deemed to be beneficial owners of more than 5% of the Company’s Common Stock. In connection with the financing, General Atlantic purchased 708,037 shares of Series D Preferred Stock, convertible as of April 23, 2003 into approximately 10,298,663 shares of Common Stock, and warrants to acquire 2,500,000 shares of Common Stock for an aggregate purchase price of $10,735,508.75. General Atlantic also exchanged an aggregate face amount of $64,630,000 of the Company’s 5 3/4% Convertible Subordinated Notes due April 1, 2005, for which General Atlantic paid $25,264,495.35 for 1,837,418 shares of Series D Preferred Stock, which as of April 23, 2003 are convertible into approximately 26,725,932 shares of Common Stock. Vectis purchased 581,818 shares of Series D Preferred Stock, which as of April 23, 2003 are convertible into approximately 8,462,760 shares of Common Stock for a purchase price of $7,999,997.50 and Cheung Kong purchased 872,727 shares of Series D Preferred Stock, which as of April 23, 2003 are convertible into approximately 12,694,141 shares of Common Stock, for a purchase price of $11,999,996.25.

     For so long as 500,000 shares of the Series D Preferred Stock is outstanding and a majority of the Series D Preferred Stock is owned by General Atlantic, the holders of the Series D Preferred Stock are entitled to elect one of the Company’s directors. In December 2001, the holders of the Series D Preferred Stock elected William E. Ford, a managing member of General Atlantic Partners, LLC, to serve on the Board of Directors. For so long as Cheung Kong owns 750,000 shares of Series D Preferred Stock, Cheung Kong is entitled to designate a non-voting observer to the Board of Directors.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment Number 4 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 9th day of May, 2003.

Critical Path, Inc.

By:	/s/ Paul Bartlett

Paul Bartlett Chief Financial Officer and Executive Vice President, Corporate Development

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment Number 4 to its Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ William E. McGlashan, Jr. William E. McGlashan, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 9, 2003

/s/ Paul Bartlett Paul Bartlett	Chief Financial Officer and Executive Vice President, Corporate Development (Principal Financial and Accounting Officer)	May 9, 2003

* William S. Cohen	Director	May 9, 2003

Ross Dove	Director	May , 2003

* Raul F. Fernandez	Director	May 9, 2003

* William E. Ford	Director	May 9, 2003

* Wm. Christopher Gorog	Director	May 9, 2003

Steven R. Springsteel	Director	May , 2003

* By:	/s/ William E. McGlashan, Jr.

William E. McGlashan, Jr. Attorney-in-Fact