Form 10-Q
period 2003-03-31
CRITICAL PATH INC
filed 2003-05-15
CIK 1060801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-25331

Critical Path, Inc.

A California Corporation	I.R.S. Employer No. 91-1788300

350 The Embarcadero

San Francisco, California 94105
415-541-2500

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of April 30, 2003, the Company had outstanding 80,401,342 shares of common stock, $0.001 par value per share.

CRITICAL PATH, INC.

i

PART I

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2002	2003

	(Unaudited)
	(In thousands, except per
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$33,498	$31,409
Short-term marketable securities	5,583	—
Accounts receivable, net	22,818	19,839
Other current assets	4,030	6,839

Total current assets	65,929	58,087
Long-term marketable securities	3,990	—
Equity investments	357	354
Property and equipment, net	18,142	18,092
Goodwill	6,613	6,613
Restricted cash	2,729	—
Other assets	6,246	6,749

Total assets	$104,006	$89,895

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$28,093	$26,797
Accrued liabilities	3,764	3,860
Deferred revenue	10,788	9,496
Line of credit facility	—	4,900
Capital lease and other obligations, current	3,323	3,288

Total current liabilities	45,968	48,341
Convertible subordinated notes payable	38,360	38,360
Capital lease and other obligations, long-term	1,332	1,060

Total liabilities	85,660	87,761

Commitments and contingencies
Mandatorily redeemable preferred stock
Shares authorized: 5,000
Shares issued and outstanding: 4,000
Liquidation value at March 31, 2003: $60,799	26,900	36,765

Shareholders’ deficit
Common stock and paid-in-capital, $0.001 par value
Shares authorized: 500,000
Shares issued and outstanding: 80,130 and 80,148	2,165,917	2,162,398
Common stock warrants	5,947	5,947
Unearned compensation	(59)	—
Accumulated deficit	(2,179,316)	(2,202,518)
Accumulated other comprehensive loss	(1,043)	(458)

Total shareholders’ deficit	(8,554)	(34,631)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$104,006	$89,895

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 31,	March 31,
	2002	2003

	(Unaudited)
	(In thousands, except
	per share amounts)
Net revenues
Software license	$10,911	$5,047
Hosted messaging	6,964	5,386
Professional services	1,937	3,220
Maintenance and support	3,877	4,381

Total net revenues	23,689	18,034

Cost of net revenues
Software license	287	1,797
Hosted messaging	7,817	6,263
Professional services	2,443	3,450
Maintenance and support	2,103	1,929
Amortization of purchased technology	4,630	—
Stock-based expense — Hosted messaging	185	8
Stock-based expense — Professional services	81	3
Stock-based expense — Maintenance and support	151	6

Total cost of net revenues	17,697	13,456

Gross profit	5,992	4,578

Operating expenses
Sales and marketing	10,943	9,309
Research and development	5,002	4,623
General and administrative	6,678	3,226
Amortization of intangible assets	6,141	—
Stock-based expense — Sales and marketing	2,536	18
Stock-based expense — Research and development	422	15
Stock-based expense — General and administrative	297	9
Restructuring and other expenses	—	3,189

Total operating expenses	32,019	20,389

Loss from operations	(26,027)	(15,811)
Interest and other income (expense), net	629	(6,427)
Interest expense	(783)	(769)
Equity in net loss of joint venture	(403)	—

Net loss before income taxes	(26,584)	(23,007)
Benefit from (provision for) income taxes	573	(194)

Net loss	(26,011)	(23,201)
Accretion on mandatorily redeemable preferred stock	(3,206)	(3,665)

Net loss attributable to common shares	$(29,217)	$(26,866)

Net loss per share attributable to common shares — basic and diluted	$(0.38)	$(0.34)

Weighted average shares — basic and diluted	76,514	78,664

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31,	March 31,
	2002	2003

	(Unaudited)
	(In thousands)
Operating
Net loss	$(26,011)	$(23,201)
Provision for (recovery of) doubtful accounts	85	(165)
Depreciation and amortization	8,009	4,624
Amortization of intangible assets	10,761	—
Amortization of stock-based costs and expenses	3,672	59
Equity in net loss of joint venture	403	—
Change in fair value of preferred stock instrument	(200)	6,200
Accounts receivable	(507)	3,144
Restructuring charges — non-cash	—	142
Other assets	(3,212)	(3,321)
Accounts payable	5,363	(1,296)
Accrued liabilities	19	96
Deferred revenue	(1,489)	(1,292)

Net cash used in operating activities	(3,107)	(15,010)

Investing
Notes receivable from officers	161	7
Property and equipment purchases	(1,307)	(4,319)
Sale of marketable securities	—	9,573
Purchase of marketable securities	(1,569)	—
Restricted cash	4	2,729

Net cash provided by (used in) investing activities	(2,711)	7,990

Financing
Proceeds from issuance of preferred stock, net	(75)	—
Proceeds from issuance of common stock, net	677	5
Proceeds from payments of shareholder notes receivable	1,221	—
Proceeds from line of credit facility	—	4,900
Principal payments on note and lease obligations	(3,054)	(307)

Net cash provided by (used in) financing activities	(1,231)	4,598

Net change in cash and cash equivalents	(7,049)	(2,422)
Effect of exchange rates on cash and cash equivalents	(157)	333
Cash and cash equivalents at beginning of period	59,463	33,498

Cash and cash equivalents at end of period	$52,257	$31,409

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The Company

      Critical Path, Inc. was incorporated in California on February 19, 1997. Critical Path, along with its subsidiaries (collectively referred to herein as the “Company”), provides digital communications software and services that enable enterprises, government agencies, wireless carriers, and service providers to rapidly deploy highly scalable solutions for messaging and identity management. Built upon an open, extensible software platform, these solutions help organizations expand the range of digital communications services they provide, while reducing overall costs. Critical Path’s messaging solutions — which are available both as licensed software or hosted services — provide integrated access to a broad range of communication and collaboration applications from wireless devices, Web browsers, desktop clients, and voice systems. The unaudited condensed consolidated financial statements (“Financial Statements”) of Critical Path, Inc. and Subsidiaries furnished herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for each interim period presented. All adjustments are normal recurring adjustments. The Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire year.

Liquidity

      Since inception, the Company has incurred aggregate consolidated net losses of approximately $2.2 billion, which includes $1.3 billion related to the impairment of long-lived assets, $444.5 million related to non-cash charges associated with the Company’s ten acquisitions and $172.1 million related to non-cash stock-based compensation expenses. During 1999 and 2000, the Company raised $544.0 million in net proceeds through its initial public offering, secondary public offering and the issuance of $300 million of face value of 5 3/4% Convertible Subordinated Notes. In 2001, the Company used $48.7 million to retire $197 million of face value of its 5 3/4% Convertible Subordinated Notes and completed a financing transaction that resulted in net cash proceeds of approximately $27 million and the retirement of approximately $65 million of face value of its 5 3/4% Convertible Subordinated Notes.

      The Company’s revenues generated from the sale of its products and services may not increase to a level that exceeds its operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Additionally, the Company expects operating expenses to decrease during the remainder of 2003, as a result of its recent restructuring activities. If it is not successful in generating sufficient revenues or achieving this cost reduction, the Company’s cash flow from operations may continue to be negatively impacted. However, the Company believes that its cash and cash equivalents and available line of credit will be sufficient to maintain current and planned operations for at least the next twelve months. Failure to generate sufficient revenues, reduce discretionary spending or raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Basis of Presentation

      The consolidated financial statements include the accounts of the Company, and its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The equity method is used to account for investments in unconsolidated entities if the Company has the ability to exercise significant influence over financial and operating matters, but does not have the ability to control such entities. The cost method is used to account for equity investments in unconsolidated

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities where the Company does not have the ability to exercise significant influence over financial and operating matters.

Segment Information

      The Company does not currently manage its business in a manner that requires it to report financial results on a segment basis. The Company currently operates in one segment: digital communications software and services and management uses one measure of profitability. Revenue information on a product and service basis has been disclosed in the Company’s statement of operations.

Reclassifications

      Certain amounts previously reported have been reclassified to conform to the current period presentation and such reclassifications did not have an effect on the prior periods’ net loss attributable to common shares.

Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense for fixed options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18. The shares underlying warrants or options, which are unvested, are remeasured at each reporting date until a measurement date occurs, at which time the fair value of the warrant is fixed. The related charge is amortized over the estimated term of the relationship. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not. Currently, all related amortization has been recognized as advertising expense over the term of the estimated benefit period.

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format, in addition to the disclosure of the pro forma effect in interim financial statements.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost been recognized based on the fair value at the date of grant for options granted, during the first quarters of 2002 and 2003 the pro forma amounts of the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended
	March 31,

	2002	2003

	(In thousands, except per
	share amounts)
Net loss attributable to common shares — as reported	$(29,217)	$(26,866)
Add:
Stock-based employee compensation expense included in reported net loss attributable to common shares, net of related tax effects	3,672	59
Deduct:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(17,507)	515

Net loss attributable to common shares — pro forma	(43,052)	(26,292)

Basic and diluted net loss per share attributable to common shares — as reported	(0.38)	(0.34)
Basic and diluted net loss per share attributable to common shares — pro forma	$(0.56)	$(0.33)

      The Company calculated the fair value of each option grant on the date of grant during the first quarters of 2002 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three Months Ended
	March 31,

	2002	2003

Risk-free interest rate	2.6%	3.0%
Expected lives (in years)	4.0	4.0
Dividend yield	0.0%	0.0%
Expected volatility	111.0%	101.0%

Recent accounting pronouncements

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN No. 46 requires that the Company make disclosures in its consolidated financial statements for the year ended December 31, 2002 and the three months ended March 31, 2003 when the Company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN No. 46 becomes effective. At this time, the Company does not believe it is reasonably possible that the Company will consolidate or disclose information about variable interest entities. However, the Company will continue to assess the impact of FIN No. 46 on its consolidated financial statements.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted FIN No. 45 in the first quarter of 2003. The recognition and initial measurement provisions of FIN No. 45 did not have a material effect on its financial position and results of operations. The disclosure requirements of FIN No. 45 are contained in Note 4.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in the first quarter of 2003 and incurred $4.4 million in restructuring charges during that period.

Note 2 — Strategic Restructuring and Employee Severance (in millions)

	Liability at					Liability at
	December 31,		Restructuring	Noncash	Cash	March 31,
	2002	Adjustments	Charges	Charges	Payments	2003

Workforce reduction	$1.2	$(0.6)	$3.7	$(0.1)	$(3.0)	$1.2
Facility and operations consolidation and other charges	1.1	(0.3)	0.4	—	(0.3)	0.9
Non-core product and service sales and divestitures	0.3	(0.3)	0.3	—	(0.3)	—

Total	$2.6	$(1.2)	$4.4	$(0.1)	$(3.6)	$2.1

      In May 2002, the Board of Directors approved a restructuring plan to further reduce the Company’s expense levels consistent with the current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. The balance of the 2002 restructuring accrual at March 31, 2003 was approximately $250,000 and is expected to be utilized by the end of 2003.

      In January 2003, the Company announced a restructuring initiative designed to further reduce its expense level in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction is partially offset by outsourcing approximately 75 positions to lower cost service providers. The Company anticipates an aggregate charge of approximately $7.5 million resulting from the cost reduction plan, inclusive of $6.5 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $668,000 in severance and related costs and $1.0 million in facilities lease termination costs. During the first quarter of 2003, the Company incurred approximately $4.4 million in additional restructuring charges under the plan, predominantly related to severance and related employee costs. The Company expects to incur the remainder of the charge, or $1.4 million, during the second quarter of 2003.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additionally, the Company completed two restructuring initiatives during 2001 and 2002, with associated expenses of $19.8 million. During the first quarter of 2003, the Company reversed approximately $1.2 million in restructuring expenses, which were accrued during 2001 and 2002, as the Company does not anticipate these amounts will be paid in the future. At March 31, 2003, the balance of the 2003 restructuring accrual was approximately $1.8 million and is expected to be utilized by the end of 2003.

Note 3 — Goodwill and Other Intangible Assets

      At December 31, 2002 and March 31, 2003, the Company was carrying net intangible assets of $6.6 million, related to goodwill, which ceased being amortized from January 1, 2002, in accordance with SFAS No. 142. Amortization expense relating to the other acquired assets for the three months ended March 31, 2002 was $10.8 million. The Company’s other acquired intangible assets were fully amortized at the end of 2002.

Note 4 — Commitments and Contingencies

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

      Securities and Exchange Commission Investigation. In 2001, the Securities and Exchange Commission (the “SEC”) investigated the Company and certain former officers, employees and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The SEC concluded its investigation of the Company in January 2002 with no imposition of fines or penalties and, without admitting or denying liability, the Company consented to a cease and desist order and an administrative order as to violation of certain non-fraud provisions of the federal securities laws. The investigation has also thus far resulted in charges being filed against five former officers and employees. The Company believes that the investigation of its former officers and employees may continue; and while the Company continues to fully cooperate with any requests with respect to such investigation, the Company does not know the status of such investigation.

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California and in the U.S. District Court for the Northern District of California. The derivative complaints alleged that certain of the Company’s former officers and directors breached their fiduciary duties, engaged in abuses of control, were unjustly enriched by sales of the Company’s common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. A settlement of this action has been reached, which settlement must be submitted to the Court for its review and approval.

      Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of its former officers and

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors and underwriters connected with its initial public offering of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased common stock at the initial public offering of common stock between March 26, 1999 and December 6, 2000. The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The over 1,000 complaints have been consolidated into a single action. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. Defendants stayed pretrial motions and discovery pending a ruling on a motion to dismiss the claims. On February 19, 2003, the court issued an opinion refusing to dismiss claims against the defendants in the case, except in certain limited circumstances that did not apply to Critical Path or its then officers and directors.

      Lease Dispute. In July 2000, PeerLogic, Inc. signed a lease for office space in San Francisco, California. In December 2000, Critical Path acquired PeerLogic as a wholly owned subsidiary. After review, the Company determined that local zoning laws likely prohibited a business such as the Company or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The Zoning Administrator determined that the Company’s proposed use of the leased premises was not permitted, but the landlord appealed this determination and prevailed before the San Francisco Board of Appeals. The Company requested a rehearing on the matter, which the Board of Appeals denied.

      In April 2002, the landlord filed suit in San Francisco Superior Court against the Company alleging, among other things, breach of the lease. In its complaint, the landlord sought unspecified compensatory damages for back rent, attorneys’ fees, treble damages under relevant statutes, and unspecified punitive damages. The court subsequently dismissed a number of the landlord’s claims of damages. The landlord filed an amended complaint in September 2002. In January 2003, the court again dismissed a number of the landlord’s claims, including all requests for punitive damages.

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

      Other Contractual Obligations. The Company has entered into various contractual obligations which total $96.1 million at March 31, 2003, primarily related to the future purchase of equipment, software and maintenance of hardware and software products being utilized within engineering and hosted operations, management of data center operations and network infrastructure storage for its hosted operations. These obligations are expected to be completed over the next 5 years, including $16.7 million in the remainder of 2003.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Indemnifications. The Company provides general indemnification provisions in its license agreements. In these agreements, the Company generally states that it will defend or settle, at its own expense, any claim against the customer by a third party asserting a patent, copyright, trademark, trade secret or proprietary right violation related to any products that the Company has licensed to the customer. The Company agrees to indemnify its customers against any loss, expense or liability, including reasonable attorney’s fees, from any damages alleged against the customer by a third party in its course of using products sold by the Company. The Company has not received any claims under this indemnification and does not know of any instances in which such a claim may be brought against the Company in the future.

      Under California law, in connection with the Company’s charter documents and indemnification agreements the Company entered into with its executive officers and directors, the Company must indemnify its current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The Company has made payments in connection with the indemnification of officers and directors in connection with currently pending lawsuits and has reserved for estimated future amounts to be paid in connection with legal expenses and others costs of defense of pending lawsuits.

Note 5 — Comprehensive Loss

      The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2003

	(unaudited)
Net loss	$(29,217)	$(26,866)
Unrealized investment losses	(497)	(2)
Foreign currency translation adjustments	(339)	587

Total comprehensive loss	$(30,053)	$(26,301)

      There were no tax effects allocated to any components of other comprehensive loss during the three months ended March 31, 2002 or 2003.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Net Loss Per Share

      Net loss per share is calculated as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2003

	(In thousands, except per
	share amounts)
Net loss
Net loss attributable to common shares	$(29,217)	$(26,866)

Weighted average shares outstanding
Weighted average shares outstanding	76,916	79,008
Weighted average shares subject to repurchase agreements	(58)	—
Weighted average shares held in escrow related to acquisitions	(344)	(344)

Shares used in computation of basic and diluted net loss per share	76,514	78,664
Basic and diluted net loss per share
Net loss per share attributable to common shares	$(0.38)	$(0.34)

      As of March 31, 2002 and 2003, there were 91,603,266 and 115,104,203 potential common shares, respectively, that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

Note 7 — Credit Facility

      In September 2002, the Company entered into a $15.0 million one-year line of credit with Silicon Valley Bank, to be utilized for working capital and general corporate operations. During the first quarter of 2003 the Company drew $4.9 million against this line of credit and had $5.5 million in letters of credit under the credit facility. The credit facility is secured by certain of the Company’s assets and borrowings bear variable interest, Prime rate plus 1.00%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Commitment fees related to the credit facility include an initial commitment fee of 0.50%, or $75,000, which was paid upon close, an early termination fee of 0.50% due and payable should the Company elect to cancel the facility within the first six months from closing, and an additional fee based on unused credit of 0.45% payable at the end of each quarterly period in arrears. The credit facility was scheduled to mature on September 30, 2003, however it was recently amended on March 25, 2003, to extend the maturity date to March 31, 2004 and revise certain covenants. At March 31, 2003, the Company was not in compliance with one of the financial covenants required under the amended credit facility; it has subsequently received a waiver through June 13, 2003 and anticipates amending the credit facility during the second quarter of 2003. In connection with the extension the Company paid an additional commitment fee of $37,500 and extended the initial six-month period subject to an early termination fee through September 30, 2003. The interest rate on the credit facility was 5.25% during 2002 and the first quarter of 2003. All associated interest and fees are included as a component of interest expense.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Preferred Stock Financing

      The carrying value of the Series D Preferred Stock at December 31, 2002 and March 31, 2002 was determined as follows (in thousands):

	December 31,	March 31,
	2002	2003

Series D Preferred Stock	$55,000	$55,000
Less: Issuance costs	(3,075)	(3,075)

Series D Preferred Stock, net of issuance costs	51,925	51,925
Less amounts allocated to:
Common stock warrants	(5,250)	(5,250)
Beneficial conversion feature	(41,475)	(41,475)
Add cumulative change in liquidation preference	7,440	13,640
Add accumulated amortization and accretion	14,260	17,925

Carrying value of Series D Preferred Stock and embedded change-in-control feature	$26,900	$36,765

      In connection with the financing transaction, which closed in December 2001, the Series D Preferred Stock was deemed to have an embedded derivative instrument. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. At March 31, 2002 and 2003, the estimated fair value of the liquidation preference was $6.3 million and $18.8 million, respectively, resulting in a net charge (credit) to other expense during the first quarter of 2002 and 2003 of $(200,000) and $6.2 million, respectively, due to the increase (decrease) in its estimated fair value.

      During the first quarter of 2002, the accretion on redeemable convertible preferred shares totaled $3.2 million, comprised of $1.1 million in accrued dividends and accretion of $2.1 million. During the first quarter of 2003, the accretion on redeemable convertible preferred shares totaled $3.7 million, comprised of $711,000 in accrued dividends and accretion of $3.0 million.

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

Critical Accounting Policies

      There have been no material changes to our critical accounting policies and estimates as disclosed in our report on Form 10-K/A for the year ended December 31, 2002.

Results of Operations

      In view of the rapidly evolving nature of our business, prior acquisitions, organizational restructuring, and limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At March 31, 2003, we had 438 employees as compared to 577 employees at December 31, 2002 and 583 employees at March 31, 2002. We do not believe that our historical growth rates for revenues, expenses, or personnel are indicative of future results.

Net Revenues

      We derive most of our revenues through the sale of our messaging and identity management communications solutions. These solutions include both licensed software products and hosted messaging services. In addition, we recognize revenues from professional services and maintenance and support services. Software license revenues are derived from perpetual and term licenses for our messaging, identity management, collaborative and enterprise application integration technologies. Hosted messaging revenues relate to fees for our hosted messaging and collaboration services. These fees are primarily based upon monthly contractual per unit rates for the services involved and are recognized as revenue on a ratable monthly basis over the term of the contract. Professional services revenues are derived from fees primarily related to training, installation and configuration services and revenue is recognized as services are performed. Maintenance and support revenues are derived from fees related to post-contract customer support agreements associated with software product licenses. Maintenance and support revenues are recognized ratably over the term of the agreement.

      Software License. We recognized $5.0 million in software license revenues during the first quarter of 2003 as compared to $10.9 million during the same quarter in 2002, a decrease of $5.9 million. This decrease in software license revenues was primarily attributable to unfavorable worldwide macroeconomic conditions and an uncertain political climate that resulted in delayed customer information technology spending during the quarter.

      Hosted Messaging. We recognized $5.4 million in hosted messaging revenues during the first quarter of 2003 as compared to $7.0 million during the first quarter of 2002, a decrease of $1.6 million. This decrease in hosted messaging revenues was primarily due to customer churn, specifically the loss of three customers.

      Professional Services. We recognized $3.2 million in professional services revenues during the first quarter of 2003 as compared to $1.9 million during the same quarter in 2002, an increase of $1.3 million. This increase in professional services revenues was primarily attributable to improved utilization rates.

      Maintenance and Support. We recognized $4.4 million in maintenance and support revenues during the first quarter of 2003 as compared to $3.9 million during the first quarter of 2002, an increase of $504,000. This increase in maintenance and support revenues was primarily due to favorable renewal rates and additional license sales during 2002.

      Critical Path’s international operations accounted for approximately 61% of net revenues in the first quarter of 2003 as compared to 52% in the first quarter of 2002. This significant increase in the percentage of international revenues reflects continued strength in the European market and weakness in the domestic market.

Cost of Net Revenues

      Software License. Cost of net software license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs, and third-party royalties. The cost of net software license revenues was $1.8 million during the first quarter of 2003 as compared to $287,000 during the same quarter in 2002, an increase of $1.5 million. This increase in software license costs was primarily attributable to an increase in third party costs associated with a major European deal recognized in the fourth quarter of 2002 and the first quarter of 2003.

      Hosted Messaging. Cost of net hosted messaging revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, and other direct and allocated indirect costs. The cost of net hosted messaging revenues was $6.3 million during the first quarter of 2003 as compared to $7.8 million during the first quarter of 2002, a decrease of $1.5 million. This decrease in hosted messaging costs was primarily due to the retirement of surplus network infrastructure hardware and software, affecting a reduction in depreciation expense, and cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees and associated reduction in related personnel costs of $470,000. These decreases were offset by an increase of $864,000 in service fees associated with the management of our data center operations. Depreciation expenses included in hosted messaging costs totaled $2.4 million in the first quarter of 2003 as compared to $4.4 million in the first quarter of 2002, a decrease of $2.0 million.

      Professional Services. Cost of net professional services revenues consist primarily of personnel costs including custom engineering, installation and training services for both hosted and licensed solutions, and other direct and allocated indirect costs. The cost of net professional services revenues was $3.5 million during the first quarter of 2003 as compared to $2.4 million during the same quarter in 2002, an increase of $1.1 million. This increase in professional services costs was primarily attributable to incremental consulting costs associated with a major European deal recognized in the fourth quarter of 2002 and the first quarter of 2003.

      Maintenance and Support. Cost of net maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. The cost of net maintenance and support revenues was $1.9 million during the first quarter of 2003 as compared to $2.1 million during the first quarter of 2002, a decrease of $174,000. This decrease in maintenance and support costs was primarily due to cost savings generated through our 2002 and 2003 restructuring initiatives, including the consolidation of facilities of $219,000 and the cancellation of certain outside consulting arrangements of $47,000.

      Operations, customer support, and professional services staff decreased to 129 employees at March 31, 2003 from 192 employees at March 31, 2002. As a result of the recent restructuring initiative, we anticipate cost of net revenues to decrease approximately 15% in the second quarter of 2003.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expenses were $9.3 million during the first quarter of 2003 as compared to $10.9 million during the same quarter in 2002, a decrease of $1.6 million. This decrease in sales and marketing expenses was primarily attributable to cost savings generated through our 2002 and 2003 restructuring initiatives, including the reduction in certain marketing program costs of $885,000, the consolidation of facilities of $486,000, and the reduction of employees, from 143 at March 31, 2002 to 110 at March 31, 2003, resulting in a reduction in related personnel expenses of approximately $297,000. As a result of the recent restructuring initiative, we anticipate sales and marketing expenses to decrease approximately 15% in the second quarter of 2003.

      Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. Research and development expenses were $4.6 million during the first quarter of 2003 as compared to $5.0 million during the first quarter of 2002, a decrease of $379,000. This decrease in research and development expenses was primarily due to cost savings generated through our 2002 and 2003 restructuring initiatives, including the consolidation of facilities of $193,000, the reduction of employees, from 156 at March 31, 2002 to 129 at March 31, 2003, resulting in a reduction in related personnel expenses of $124,000, and the cancellation of certain outside consulting arrangements of $57,000. We anticipate research and development expenses will be relatively flat in the second quarter of 2003 as compared with the first quarter.

      General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expenses were $3.2 million during the first quarter of 2003 as compared to $6.7 million during the same quarter in 2002, a decrease of $3.5 million. This significant decrease in general and administrative expenses was primarily attributable to cost savings generated through our 2002 and 2003 restructuring initiatives, including the cancellation of certain outside consulting arrangements of $720,000, the reduction of bad debt expense of $571,000, the reduction of outside legal and litigation fees of $487,000, the consolidation of facilities of $298,000, the reduction of outside accounting and audit fees of $121,000, and the reduction of employees, from 92 at March 31, 2002 to 70 at March 31, 2003, resulting in a reduction in related personnel costs of $720,000. As a result of the recent restructuring initiative, we anticipate general and administrative expenses to decrease approximately 5% in the second quarter of 2003.

Amortization of Goodwill and Other Intangible Assets

      In connection with the adoption of SFAS No. 142, in January 2002, we reclassified certain intangible assets and related amortization associated with assembled workforce to goodwill and ceased any future amortization of goodwill. There was no amortization expense recorded in 2002 and the first quarter of 2003.

      In connection with our acquisitions completed in 1999 and 2000, all of which were accounted for using the purchase method of accounting, we recorded goodwill and other intangible assets, primarily for assembled workforce, customer base and existing technology. Additionally, we have recorded intangible assets related to certain warrants issued to strategic partners. In connection with the adoption of SFAS No. 142, discussed above, we have reclassified certain intangible assets and related amortization associated with assembled workforce out of intangible assets and into goodwill. Based on the types of identifiable intangible assets acquired, amortization expenses of $4.6 million and zero were allocated to the cost of net revenues during the first quarter of 2002 and 2003, respectively, and amortization expenses of $6.1 million and zero were allocated to operating expenses during the first quarter of 2002 and 2003, respectively. This significant decline in amortization expenses resulted from the adoption of SFAS No. 142, which eliminated the amortization of goodwill, and the completion of amortization of all intangible assets by the end of 2002.

Stock-Based Expenses

      Stock-based expenses are comprised of stock-based charges related to stock options and warrants granted to employees and consultants. Stock-based expenses were approximately $59,000 during the first quarter of 2003 as compared to $3.7 million during the first quarter of 2002. Based on the functions of the employees and consultants participating in the related option grants, $17,000 was allocated to cost of net revenues and $42,000 was allocated to operating expenses in the first quarter of 2003 and $417,000 was allocated to cost of net revenues and $3.3 million was allocated to operating expenses in the first quarter of 2002. The significant period-over-period decline in stock-based expenses was due primarily to a reduction in the unearned compensation balances related to grants as a result of headcount reductions and the completion of amortization of nearly all unearned compensation as of the end of 2002.

Restructuring and other expenses (in millions)

	Liability at					Liability at
	December 31,		Restructuring	Noncash	Cash	March 31,
	2002	Adjustments	Charges	Charges	Payments	2003

Workforce reduction	$1.2	$(0.6)	$3.7	$(0.1)	$(3.0)	$1.2
Facility and operations consolidation and other charges	1.1	(0.3)	0.4	—	(0.3)	0.9
Non-core product and service sales and divestitures	0.3	(0.3)	0.3	—	(0.3)	—

Total	$2.6	$(1.2)	$4.4	$(0.1)	$(3.6)	$2.1

      In May 2002, the Board of Directors approved a restructuring plan to further reduce our expense levels consistent with the current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. The balance of the 2002 restructuring accrual at March 31, 2003 was approximately $250,000 and is expected to be utilized by the end of 2003.

      In January 2003, we announced a restructuring initiative designed to further reduce our expense level in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction is partially offset by outsourcing approximately 75 positions to lower cost service providers. We anticipate an aggregate charge of approximately $7.5 million resulting from the cost reduction plan, inclusive of $6.5 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $668,000 in severance and related costs and $1.0 million in facilities lease termination costs. During the first quarter of 2003, we incurred approximately $4.4 million in additional restructuring charges under the plan, predominantly related to severance and related employee costs. We expect to incur the remainder of the charge, or $1.4 million, during the second quarter of 2003.

      Additionally, we completed two restructuring initiatives during 2001 and 2002, with associated expenses of $19.8 million. During the first quarter of 2003, we reversed approximately $1.2 million in restructuring expenses, which were accrued during 2001 and 2002 as we do not anticipate these amounts will be paid in the future. At March 31, 2003, the balance of the 2003 restructuring accrual was approximately $1.8 million and is expected to be utilized by the end of 2003.

Interest and Other Income (Expense), Net

      Interest and other income (expense), net consists primarily of interest earnings on cash and cash equivalents as well as net gains (losses) on foreign exchange transactions. Interest income was $116,000 during the first quarter of 2003 as compared to $336,000 during the first quarter of 2002, a decrease of $220,000. This decrease was due to lower cash balances available for investing and the elimination of short-term investments from cash and cash equivalents. Cash balances declined during the three months ended March 31, 2003 due primarily to the funding of our operating activities. We recognized a net loss from foreign currency transactions associated with our international operations of $177,000 during the first quarter of 2003 as compared to a net gain of $202,000 during the first quarter of 2002. Based on the current international markets, we expect that fluctuations in foreign currencies could have a significant impact on our operating results during the remainder of 2003.

      In connection with the financing transaction closed in December 2001, the Series D Preferred Stock was deemed to have an embedded derivative instrument. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. At March 31, 2002 and 2003, the estimated fair value of the liquidation preference was $6.3 million and $18.8 million, respectively, resulting in a net charge to other expense during the first quarter of 2002 and 2003 of $1.1 million and $6.2 million, respectively, due to the increase in its estimated fair value.

Depreciation Expense

      Depreciation expense primarily relates to the expensing, over the estimated useful lives, of capital equipment used in network infrastructure for our hosted messaging services, leasehold improvements and equipment used in our general operations. Depreciation expense totaled $4.6 million during the first quarter of 2003 as compared to $7.8 million during the first quarter of 2002, primarily due to the write-down of equipment. Included in these amounts was depreciation expense related to cost of net hosted messaging revenues, which totaled $2.4 million during the first quarter of 2003 as compared to $4.4 million during the first quarter of 2002. The remaining depreciation expense related to capital expenditures incurred for general operations of our business and has been allocated to cost of net revenues and operating expense, as appropriate.

Interest Expense

      Interest expense consists primarily of the interest and amortization of issuance costs related to our 5 3/4% Convertible Subordinated Notes issued in March 2000, interest and fees on our line of credit facility with Silicon Valley Bank, and interest on certain capital leases. During the first quarter of 2003, we incurred approximately $769,000 in interest expense, of which $547,000 related to our Convertible Subordinated Notes, $89,000 related to our line of credit facility, $69,000 related to amortization of debt issuance costs, and $23,000 related to capital leases and other long-term obligations. During the first quarter of 2002, we incurred approximately $783,000 in interest expense, of which $552,000 related to our Convertible Subordinated Notes, $69,000 related to the amortization of debt issuance costs, and $23,000 related to capital leases and other long-term obligations. Interest expense was relatively flat period-over-period.

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

      During the first quarter of 2003, we recorded no equity in net loss of joint venture as compared to $403,000 during the first quarter of 2002.

Provision for Income Taxes

      We recognized a provision for income taxes of $194,000 in the first quarter of 2003 as certain of our European operations generated income taxable in certain European jurisdictions. We recognized a net benefit from income taxes of $573,000 in the first quarter of 2002 as we recorded an $800,000 U.S. federal income tax benefit due to the repeal of the federal corporate alternative minimum tax that was partially offset by provisions for foreign income taxes. No current provision or benefit for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization.

Accretion on redeemable convertible preferred shares and valuation of liquidation preference

      In connection with the financing transaction completed during December 2001, we received net cash proceeds of approximately $27 million and retired approximately $65 million in face value of our outstanding convertible subordinated notes in exchange for shares of our Series D Cumulative Redeemable Convertible Participating Preferred Stock. The preferred stock includes an automatic redemption on November 8, 2006 and cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis. At issuance, the Series D Preferred Stock was deemed to have an embedded beneficial conversion feature which was limited to the net proceeds allocable to preferred stock of approximately $42 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series D Preferred Stock and will accrete over the term of the Series D Preferred Stock. During the first quarter of 2003, the accretion on redeemable convertible preferred shares totaled $3.7 million, comprised of $711,000 in accrued dividends and accretion of $3.0 million. During the first quarter of 2002, the accretion on redeemable convertible preferred shares totaled $3.2 million, comprised of $1.1 million in accrued dividends and accretion of $2.1 million.

Credit Facility

      In September 2002, we entered into a $15.0 million one-year line of credit with Silicon Valley Bank, to be utilized for working capital and general corporate operations. During the first quarter of 2003 we drew $4.9 million against this line of credit and had $5.5 million in letters of credit under the credit facility. The credit facility is secured by certain of our assets and borrowings bear variable interest, Prime rate plus 1.00%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Commitment fees related to the credit facility include an initial commitment fee of 0.50%, or $75,000, which was paid upon close, an early termination fee of 0.50% due and payable should we elect to cancel the facility within the first six months from closing, and an additional fee based on unused credit of 0.45% payable at the end of each quarterly period in arrears. The credit facility was scheduled to mature on September 30, 2003, however it was recently amended on March 25, 2003, to extend the maturity date to March 31, 2004 and revise certain covenants. At March 31, 2003, we were not in compliance with one of the financial covenants required under the amended credit facility; we have subsequently received a waiver through June 13, 2003 and anticipate amending the credit facility during the second quarter of 2003. In connection with the extension we paid an additional commitment fee of $37,500 and extended the initial six-month period subject to an early termination fee through September 30, 2003. The interest rate on the credit facility was 5.25% during 2002 and the first quarter of 2003. All associated interest and fees are included as a component of interest expense.

Liquidity and Capital Resources

First Quarter of 2003

      As of March 31, 2003, our cash and cash equivalents totaled $31.4 million. Our working capital amounted to approximately $9.7 million. During the first quarter of 2003, we used approximately $2.4 million in cash and cash equivalents.

      We used net cash of $15.0 million to fund operating activities during the first quarter of 2003, primarily due to our net loss, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related revenues from the sale of our software products and services. In addition, we used cash of $3.3 million to make certain insurance, and software and hardware support and maintenance renewal payments during the quarter. These cash outflows for operating activities were partially offset by improved accounts receivable collections of $3.1 million.

      We received net cash of $8.0 million from investing activities during the first quarter of 2003, primarily through the sale of marketable securities of $9.6 million and unrestricting $2.7 million in previously restricted cash. These cash inflows from investing activities were partially offset by $4.3 million in property and equipment purchases, primarily for additional network infrastructure equipment for our data centers.

      We received net cash of $4.6 million from financing activities during the first quarter of 2003, primarily through borrowings against our line of credit with Silicon Valley Bank which totaled $4.9 million during the quarter. As discussed earlier in Note 7 of Notes to Condensed Consolidated Financial Statements and in the Management’s Discussion and Analysis section we entered into a $15.0 million one-year line of credit with Silicon Valley Bank, which is scheduled to mature on March 31, 2004. These cash inflows from financing activities were partially offset by approximately $307,000 in principal payments on note and capital lease obligations.

First Quarter of 2002

      As of March 31, 2002, our cash, cash equivalents and short-term investments totaled $63.5 million, comprised of $52.2 million in cash and cash equivalents and $11.3 million in short-term investments. Our working capital amounted to approximately $52.2 million. During the first quarter of 2002, we used approximately $7.0 million in cash and cash equivalents.

      We used net cash of $3.1 million to fund operating activities during the first quarter of 2002, primarily due to our net loss, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related revenues from the sale of our software products and services. In addition, we used cash of $3.2 million to make certain insurance, and software and hardware support and maintenance renewal payments during the quarter. These cash outflows for operating activities were partially offset by growth in our accounts payable balances of $5.4 million.

      We used net cash of $2.7 million in investing activities during the first quarter of 2002, of which $1.6 million was used to purchase additional short-term investments and $1.3 million was used to purchase additional network infrastructure equipment and to fund a portion of the tenant improvements in the Company’s San Francisco office.

      We used net cash of $1.2 million in financing activities during the first quarter of 2002, primarily to retire $3.1 million in principal on capital lease obligations. This cash outflow from financing activities was partially offset by proceeds from the repayment of notes receivable by former officers and shareholders of $1.2 million and the sale of the Company’s common stock of $677,000.

      A number of non-cash items have been charged to expense and increased our net loss in the first quarter of 2003. These items include depreciation and amortization of property and equipment and intangible assets, amortization of unearned stock-based compensation and other stock-based compensation charges and provisions for doubtful accounts. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows.

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

      Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. We endeavor to pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods may be impacted by the nature of accounts payable arrangements. Additionally, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, contracts with vendors, and working capital, as a significant portion of our worldwide operations have a functional currency other than the United States Dollar. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

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

      Since inception, we have incurred aggregate consolidated net losses of approximately $2.2 billion, which includes $1.3 billion related to the impairment of long-lived assets, $444.5 million related to non-cash charges associated with ten acquisitions and $172.1 million related to non-cash stock-based compensation expenses.

      Our primary sources of capital have come from debt and equity financings that we have completed over the past three years. Revenues generated from the sale of our products and services may not increase to a level that exceeds our operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. We expect operating expenses to decrease during the remainder of 2003, as a result of our recent restructuring activities. If we are not successful in generating sufficient revenues or achieving this cost reduction, our cash flow from operations may continue to be negatively impacted. However, we believe that our cash and cash equivalents and available line of credit will be sufficient to maintain current and planned operations for at least the next twelve months. Failure to generate sufficient revenues, reduce discretionary spending or raise additional capital could have a material adverse effect on our ability to achieve our intended business objectives.

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

Other Contractual Obligations

      We have entered into various contractual obligations which total $96.1 million, at March 31, 2003, primarily related to the future purchase of equipment, software and maintenance of hardware and software products being utilized within engineering and hosted operations, management of data center operations and network infrastructure storage for our hosted operations. These obligations are expected to be completed over the next 5 years, including $16.7 million in the remainder of 2003.

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

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We adopted FIN No. 45 in the first quarter of 2003, and the disclosure requirements and the recognition and initial measurement provisions of FIN No. 45 did not have a material effect on our financial position and results of operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 in the first quarter of 2003 and incurred $4.4 million in restructuring charges during that period.

Additional Factors That May Affect Future Operating Results

Due to our limited operating history, evolving business strategy and the nature of the messaging and directory infrastructure market, our future revenues are unpredictable and our quarterly operating results may fluctuate.

      We cannot accurately forecast our revenues as a result of our limited operating history, evolving business strategy and the emerging nature of the Internet messaging infrastructure market. Forecasting is further complicated by rapid changes in our business due to integration of acquisitions we completed in 1999 and 2000, our recent strategic and operational restructurings, as well as significant fluctuations in license revenues as a percentage of total revenues from 38% in 2000 to 30% in 2001, 40% in 2002 and 28% in the first quarter of 2003. Our revenues in some past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

•	the demand for licensed solutions for messaging, directory, and other products;

•	the demand for outsourced messaging services generally and the use of messaging and directory infrastructure products and services in particular;

•	our ability to attract and retain customers and maintain customer satisfaction;

•	our ability to attract and retain qualified personnel with industry expertise, particularly sales personnel;

•	the ability to upgrade, develop and maintain our systems and infrastructure and to effectively respond to the rapid technology change of the messaging and directory infrastructure market;

•	the budgeting and payment cycles of our customers and potential customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of business and infrastructure;

•	our ability to quickly handle and alleviate technical difficulties or system outages;

•	the announcement or introduction of new or enhanced services by competitors;

•	general economic and market conditions and their affect on our operations and the operations of our customers; and

•	the effect of war on terrorism and any related conflicts or similar events worldwide.

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

      As of March 31, 2003, we had an accumulated deficit, including other comprehensive income, of approximately $2.2 billion. We have not achieved profitability in any period and may continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. However, we will continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a negative effect on our operating results and our financial condition.

      In past quarters, we have spent heavily on technology and infrastructure development. We may continue to spend substantial financial and other resources to further develop and introduce new end-to-end messaging and directory infrastructure solutions, and to improve our sales and marketing organizations, strategic relationships and operating infrastructure. We expect that our cost of revenues, sales and marketing expenses, general and administrative expenses, operations and customer support expenses and depreciation and amortization expenses could continue to increase in absolute dollars and may increase as a percent of revenues. In addition, in future periods we may incur significant non-cash charges related to stock-based compensation. If revenues do not correspondingly increase, our operating results and financial condition could be harmed. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also may never obtain sufficient revenues to exceed our cost structure and achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

We have experienced significant turnover of senior management and our executive management team has been together for a limited time, which could harm our business and operations.

      Throughout 2001 and 2002, we announced a series of changes in our management that included the departure of many senior executives and also made changes in our board of directors. A majority of the board of directors and senior executives of the Company joined us in 2002. We have made additional changes in recent months to our senior management team due to a variety of factors. Because of these changes and recent recruitment, our management team has not worked together as a group for a significant length of time and may not be able to work together effectively to successfully execute on revenue goals, implement our strategies and manage our operations. If our management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have long-term employment agreements with any of our executive officers. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could also harm our business and affect our ability to successfully implement our business objectives.

We depend on strategic relationships and the loss of any key strategic relationships could harm our business and negatively affect our revenues.

      We depend on strategic relationships to expand distribution channels and opportunities and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon aggressively marketing our services through new and existing strategic relationships. In the third quarter of 2002, we entered into certain partnership agreements in our hosted messaging business with the Hewlett-Packard Company for the development and marketing of a complete managed messaging solution. In coming quarters we will continue to invest heavily in this relationship and make changes in our operations, including completion of the outsourcing of our data operations, to accommodate the integration of this partnership. To the extent this integration does not proceed as anticipated or the anticipated benefits of this partnership are not borne out, our business and results may be harmed. In addition, if service levels are not adequate in connection with the outsourcing of our data centers, our customers may terminate agreements and our business will suffer. We have also invested heavily and continue to invest in this model of hosted services operations. To the extent this strategic decision and the business relationships surrounding its execution do not prove profitable and productive, our business and results of operations could be harmed. We also depend on a broad acceptance of our software and outsourced messaging services on the part of potential resellers and partners and our acceptance as a supplier of outsourced messaging solutions. We also depend on joint marketing and product development through strategic relationships to achieve further market acceptance and brand recognition. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon a period of 30 to 120 days notice. Most of our hosted customer agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. In addition to strategic relationships, we also depend on the ability of our customers to aggressively sell and market our services to their end-users. If we lose any strategic relationships, fail to renew these agreements or relationships, fail to fully exploit our relationships, or fail to develop new strategic relationships, our business and financial results will suffer, and could have an adverse impact on our current and future revenues.

A limited number of customers account for a high percentage of our revenues and if we lose a major customer or are unable to attract new customers, revenues could decline.

      We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could harm our business. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of thirty to 120 days notice. In addition, a number of our customers, particularly for our hosted services business and in the technology industry, have also suffered from falling revenue, job losses, restructurings and decreased technology spending in the recent economic downturn. Especially in the telecommunications industry, which represents a sizeable portion of our customer base, the relative financial performance of our customers will continue to impact our sales cycles and ability to attract new business. Worldwide technology spending has also decreased in recent quarters across all industries. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer could have an adverse impact on our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

If we are unable to successfully compete in our product market, our operating results could be harmed.

      Because we have a variety of messaging and directory infrastructure products and services, we encounter different competitors at each level of our products and services. Our primary competitors for service providers seeking insourced or outsourced product-based solutions are Sun Microsystems’ iPlanet and OpenWave Systems, Inc., Mirapoint, Inc., Oracle Corporation, Microsoft Corporation and IBM Corporation’s Lotus Division. For secure delivery services, our competitors include Tumbleweed Communications Corp. for product-based solutions and SlamDunk Networks for service-based solutions, as well as Atabok Inc. and Zixit Corporation. In the enterprise/ eBusiness directory category, we compete primarily with iPlanet, Microsoft Corporation and Novell Corporation, and our competitors in the meta-directory market are iPlanet, Microsoft, Novell and Siemens Corporation. Our competitors for corporate customers seeking outsourced hosted messaging solutions are email service providers, such as CommTouch, Easylink Services Corporation (formerly Mail.com), USA.Net and application service providers who offer hosted exchange services.

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

      We believe competition will continue to be fierce and further increase as current competitors aggressively pursue customers, increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Any delay in our development and delivery of new services or enhancement of existing services would allow our competitors additional time to improve their service or product offerings, and provide time for new competitors to develop and market messaging and directory infrastructure products and services and solicit prospective customers within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our business to suffer.

We may not be able to respond to the rapid technological change of the messaging and directory infrastructure industry.

      The messaging directory infrastructure industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually develop or introduce and improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing email and messaging services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective customers. If we do not properly identify the feature preferences of prospective customers, or if we fail to deliver email features that meet the standards of these customers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

Our sales cycle is lengthy, and our results could be harmed by delays or cancellations in orders.

      Because we sell complex and sophisticated technology, our sales cycle, in particular with respect to our software solutions, can be long and unpredictable, often taking between four to eighteen months. Because of the nature of our product and service offerings it can take many months of customer education and product evaluation before a purchase decision is made. In addition, many factors can influence the decision to purchase our product and service offerings including budgetary restraints and decreases in capital expenditures, quarterly fluctuations in operating results of customers and potential customers, the emerging and evolving nature of the internet-based services and wireless services markets. Furthermore, general global economic conditions, and weakness in global securities markets, continuing recessionary spending levels, and a protracted slowdown in technology spending in particular, have further lengthened and affected our sales cycle. Such factors have led to and could continue to lead to delays and postponements in purchasing decisions and in many cases cancellations of anticipated orders. Any delay or cancellation in sales of our products or services could cause our operating results to differ from those projected and cause our stock price to decline.

Our preferred stock carries a liquidation preference and conversion would mean substantial dilution, which could significantly impact return to common equity holders upon an acquisition and a decline in the market price of our common stock.

      In December 2001, we issued 4,000,000 shares of Series D Cumulative Convertible Redeemable Preferred Stock, and additional warrants, in a private placement to certain investors. The shares of Series D Preferred Stock have a maximum aggregate liquidation preference of $81.4 million. The shares of Series D Preferred Stock were convertible as of March 31, 2003 into common stock (including all accreted amounts) at an aggregate conversion price of $60.8 million and were convertible into 57.9 million shares of common stock. To the extent the Series D Preferred Stock is converted into common stock, a very significant number of additional shares of common stock may be sold into the market, which could decrease the price of our common stock.

      In the event of a liquidation, dissolution or winding up of Critical Path, the holders of Series D Preferred Stock would be entitled to receive a liquidation value, as of March 31, 2003, of between $60.8 million and $81.4 million depending on the per share value in connection with the event. In the event that we were to enter into a merger or sale in which the total value of the transaction would be less than the then current liquidation value of each preferred share, a buyer would unlikely be willing to assume the liquidation preferences and other obligations represented by the Series D Preferred Stock. Consequently, we currently anticipate that any transaction resulting in the sale of all or substantially all of the shares of Critical Path would result in substantially all of the proceeds of such transaction being distributed to the holders of our Series D Preferred Stock.

We may need to raise additional capital and to initiate other operational strategies that may dilute existing shareholders.

      We believe that existing capital resources will enable us to maintain current and planned operations through at least March 31, 2004. However, additional capital may be required to continue operations and achieve profitability. In addition, we may be required to raise additional funds due to unforeseen circumstances and market conditions. If our capital requirements vary materially from those currently planned, we may require additional financing even sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders. Additionally, we face a number of challenges in operating our business, including but not limited to the resources to maintain worldwide operations, continued sluggishness in technology spending, and significant contingent liabilities associated with litigation. In the event that resolution of these or other operational matters involve issuance of stock or other derivative instruments, our existing shareholders may experience significant dilution.

Pending litigation could harm relationships with existing or potential strategic partners and customers, and divert management’s attention, either of which could harm our business.

      In recent years, we have had filed a number of lawsuits against us, including securities class action and shareholder derivative litigation filed in February and August 2001, and certain of our former officers and directors and some of our subsidiaries, as well as other lawsuits related to acquisitions, employee terminations and copyright infringement. While these lawsuits vary greatly in the materiality of potential liability associated with them, and many have been settled or withdrawn, some cases continue and the uncertainty associated with substantial unresolved lawsuits could seriously harm our business, financial condition and reputation, whether material individually or in the aggregate. In particular, this uncertainty could harm our relationships with existing customers, our ability to obtain new customers and our ability to operate certain aspects of our business.

      The continued defense of the lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to some of these lawsuits could cause the price of our common stock to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of each of these lawsuits by settlement or otherwise and the fees associated with reaching such settlement, the size of any such payments and fees, individually or in the aggregate, could seriously harm our financial condition. Many of the complaints associated with these lawsuits do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. While we maintain customary business insurance coverage, in some cases we have not set aside financial reserves relating to potential damages associated with some of these lawsuits.

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

      In the past, our management of operational expenses, including the restructurings of our operations, and the growth of our business have placed significant strains on managerial, operational and financial resources and contributed to our history of losses. In addition, to manage any future growth and profitability, we may need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. If we cannot manage growth and expenses effectively, our business and operating results could suffer.

We may not be able to maintain our listing on The Nasdaq National Market and if we fail to do so, the price and liquidity of our common stock may decline.

      The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum closing bid price per share of $1.00. On December 23, 2002, the Nasdaq Stock Market Inc. issued a letter to the Company that it was not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. The Company participated in a hearing with the Nasdaq Stock Market, where the Company explained the steps it planned to take to return to compliance with the minimum bid requirement. Shortly after the hearing, the Nasdaq National Market announced proposed rule changes allowing for longer periods of time to regain compliance and for delisting actions related to minimum bid price. As a result of the proposed rule changes and the hearing, the Company was granted until June 25, 2003 to re-establish compliance with the minimum bid price requirement. Depending upon the adoption of certain other rule changes proposed by the Nasdaq

National Market, the Company may be eligible for an additional extension until September 15, 2003. The Company has also filed a preliminary proxy statement in connection with the Annual Meeting of Stockholders in which the Company intends to solicit shareholder approval for a reverse stock split in order to assist the Company’s efforts in regaining compliance with the minimum bid requirement.

      Also effective November 1, 2002, we need to comply with the Nasdaq National Market’s revised quantitative maintenance criteria including a new minimum requirement of $10 million in stockholders’ equity. The Nasdaq National Market’s Audit Committee Rules require that our audit committee be comprised of at least three independent members. Although we believe that we currently comply with this requirement and other Nasdaq National Marketplace Rules, recent amendments to such rules may involve changes to listing requirements and the membership of our Board committees, and will require review and potential changes in our policies, procedures and committee memberships to remain in compliance. As a result, the Company is currently evaluating its compliance with rule changes to ensure future compliance with proposed, and amended rules.

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

      The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the first quarter of 2003, the closing sale prices of our common stock on the Nasdaq National Market ranged from $0.53 on January 2, 2003 to $0.90 on January 16, 2003. The closing price of our stock on March 31, 2003 was $0.87 per share, and on April 30, 2003 it was $0.85 per share. Our stock price may further decline or fluctuate in response to any number of factors and events, such as announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

Limitations of our director and officer liability insurance may harm our business.

      Our liability insurance for actions taken by officers and directors during the period from March 1999 to March 2001, the period during which events related to securities class action lawsuits against us and certain of former executive officers are alleged to have occurred, provided only limited liability protection. While these policies covered the settlement amount paid in connection with the settlement of the primary securities class action, there can be no assurance that the policies will continue to cover other pending matters and related expenses from that period or future periods. If these policies do not adequately cover our expenses related to those lawsuits and the investigation, our business and financial condition could be seriously harmed. Our current director and officer liability insurance, which was put in place in March 2003, and continues through March 2004, contains similar provisions, and in the event circumstances arise requiring coverage by such policies there can be no assurance that they will be adequate for the liabilities and expenses potentially incurred. To the extent liabilities, expenses, or settlements thereof, exceed the limitations of coverage, our business and financial condition could be materially harmed.

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

      During 2001, we reorganized our product and service offerings around a group of core products deemed most imperative to our ability to serve the messaging and directory infrastructure market. Implementation of the plan occurred in the latter half of 2001 and, accordingly, products and services determined to be non-core to our strategy were exited. As a result, revenue from non-core products and services comprising approximately 37% of total revenues in the first quarter of 2001 declined to approximately 3% of total revenues in the fourth quarter of 2001 and to none in 2002 and the first quarter of 2003. Our strategic plan also included initiatives aimed at reducing operating costs through headcount reduction and consolidation of approximately two-thirds of our office space and related contracts and leases, all in keeping with our increased focus on core messaging products and services. During the fourth quarter of 2001 we incurred additional charges in connection with previously announced reductions in force and were able to finalize the consolidation of additional facilities and related contracts and expenses associated with those facilities. In 2002 and first quarter of 2003, we incurred a number of restructuring charges related to the right sizing of our business given market conditions and the current operating environment. These efforts included additional facilities and equipment lease terminations, continuing expense management and headcount reductions. In the first quarter of 2003, the Company consolidated some office locations and performed a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. We expect to continue to make determinations about the strategic future of our business and operations, and our ability to execute on such plans effectively and to make such determinations prudently could affect our future operations. A failure to successfully execute on such plans and to plan appropriately could negatively affect our business and financial condition.

We may experience a decrease in market demand due to the slowed economy in the United States, which has been further stymied by the concerns of terrorism, war and social and political instability.

      Economic growth has slowed significantly, and some analysts believe the United States economy is experiencing a recession. In addition, the terrorist attacks in the United States and turmoil and war in the Middle East have increased the uncertainty in the United States economy and may further add to the decline in the United States business environment. The war on terrorism, along with the effects of the terrorist attack and other similar events, and the war in Iraq, could contribute further to the slowdown of the already slumping market demand for goods and services, including digital communications software and services. If the economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, or as a result of the war in the Middle East and elsewhere, we may experience decreases in the demand for our products and services, which may harm our operating results.

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

      In the past, due to the significant underperformance of some of our acquisitions relative to expectation, we eliminated certain acquired product or service offerings through termination, sale or other disposition. Such decisions to eliminate or limit our offering of an acquired product or service involved and could continue to include the expenditure of capital, the realization of losses, further reduction in workforce, facility consolidation, and/or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

We currently license many third-party technologies and may need to license further technologies and we face risks in doing so that could cause our operating results to suffer.

      We intend to continue to license certain technologies from third parties and incorporate such technologies into our products and services, including web server technology, virus and anti-spam solutions, storage and encryption technology and billing and customer tracking solutions. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. To the extent we cannot license needed technologies or solutions, we may have to devote Company resources to the development of such technologies that could materially harm our business and operations.

      In addition, we may fail to successfully integrate any licensed or hosted technology into our services. These third-party in-licenses may expose us to increased risks, including risks related to the integration of new technology, potential patent and copyright infringement issues, the diversion of resources from the development of proprietary technology, and an inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs. In addition, an inability to obtain needed licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. Any delays in services or integration problems could cause our business and operating results to suffer.

Changes in the regulatory environment for the operation of our business or those of our customers could pose risks.

      Few laws currently apply directly to activity on the Internet and the messaging business, however new laws are proposed and other laws made applicable to Internet communications every year. In particular, the operations of the Company’s business faces risks associated with privacy, confidentiality of user data and communications, consumer protection, taxation, content, copyright, trade secrets, trademarks, antitrust, defamation and other legal issues. In particular, legal concerns with respect to communication of confidential data have affected our financial services and health care customers due to newly enacted federal legislation. The growth of the industry and the proliferation of Internet-based messaging devices and services may prompt further legislative attention to our industry and thus invite more regulatory control of our business. The imposition of more stringent protections and/or new regulations and application of laws to our business could burden our company and those with which we do business. Further, the adoption of additional laws and regulations could limit the growth of our business and that of our business partners and customers. Any decreased generalized demand for our services or the loss of, or decrease, in business by a key partner due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could harm our financial condition or operating results. Certain of our service offerings include operations subject to the Digital Millennium Copyright Act of 1998 and the European Union’s recent privacy directives. The Company has expended resources and implemented processes and controls in order to remain in compliance with DMCA and the EU privacy directives, but there can be no assurance that our efforts will be sufficient or that new legislation and case law will not affect the operation of certain services.

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

      Finally, the Company faces increased regulatory scrutiny and potential criminal liability for its executives associated with various accounting and corporate governance rules promulgated under the Sarbanes-Oxley Act of 2002. The Company is currently reviewing all of its accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to its relationships with its independent accountants, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and loan practices, and intends to fully comply with such laws. Nevertheless, such increased scrutiny and penalties involve risks to both the Company and its executive officers and directors in monitoring and insuring compliance. A failure to properly navigate the legal disclosure environment and implement and enforce appropriate policies and procedures, if needed, could harm the Company’s business and prospects.

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

      Our customers have, in the past, experienced some interruptions in our hosted messaging service. We believe that these interruptions will continue to occur from time to time. These interruptions may be due to hardware failures, unsolicited bulk email, or “spam,” attacks and operating system failures or other causes beyond our control. Our business will suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of systems or networks or reduce our ability to provide email services. We expect to experience occasional temporary capacity constraints due to unanticipated sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, our business and reputation could suffer dramatically.

      We have entered into hosted messaging agreements with some customers that require minimum performance standards, including standards regarding the availability and response time of messaging services. If we fail to meet these standards, our customers could terminate their relationships with us and we could be subject to contractual monetary penalties.

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

      We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided them. For example, if the current economic conditions continue to decline or if new or unanticipated government regulations are enacted which affect our customers, they may experience financial difficulties and be unable to pay their bills. In the past, we have experienced significant collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future. In particular, some of our customers are suffering from the general weakness in the economy and among technology companies in particular. Although we have established reserves to cover losses due to delays in or inability to pay, there can be no assurance that such reserves will be sufficient to cover our losses. If losses due to delays or inability to pay are greater than our reserves, it could harm our business, operating results and financial condition.

If we do not successfully address the risks inherent in the conduct of our international operations, our business could suffer.

      We derived 61% of our revenues from international sales in the first quarter of 2003 and 52% of our revenues from international sales in the first quarter of 2002. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. In particular in 2002 we purchased the remaining interests of our joint venture partners for our operations in Japan. We hope to expend revenues and plan to increase resources to grow our operations in the Asian market. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

      During 2000 and 2001, California experienced a serious energy crisis that could have and may in the future disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on several occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply or the power supply of any of our customers, we, or our partners or California customers, may be temporarily unable to operate. Any interruption in our ability to continue operations or significant increase in the cost of doing business could delay the development of or interfere with the sales of our products. Future interruptions could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Any interruption in the ability of our customers to continue their operations, could harm their business, and ultimately could also harm our business if they were to terminate or fail to renew contracts. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of blackouts, and any losses or damages we incur could harm our business. Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase dramatically. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and many employees are based in California.

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

      As of March 31, 2003, our investment portfolio consisted of available-for-sale securities, excluding those classified as cash equivalents, of $354,000. These securities related to strategic equity investments in corporate partners, certain of which are publicly traded and marketable and certain of which are privately held. These securities are subject to equity price risk. Critical Path’s long-term obligations consist of our $38.4 million of face value 5.75% Convertible Subordinated Notes due April 2005, and certain fixed rate capital leases. We do not plan to reduce or eliminate our market exposure on these securities.

      A significant portion of our worldwide operations has a functional currency other than the United States Dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, contracts with vendors and the assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. During the three months ended March 31, 2002 and 2003 we recognized a net gain of $202,000 and a net loss of $177,000, respectively, from foreign currency transactions. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

      Information relating to quantitative and qualitative disclosures about market risk is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CONTROLS AND PROCEDURES

Item 4.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

      Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

      (b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART 2 — OTHER INFORMATION

Item 1. Legal Proceedings

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

      Securities and Exchange Commission Investigation. In 2001, the Securities and Exchange Commission (the “SEC”) investigated the Company and certain former officers, employees and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The SEC concluded its investigation of the Company in January 2002 with no imposition of fines or penalties and, without admitting or denying liability, the Company consented to a cease and desist order and an administrative order as to violation of certain non-fraud provisions of the federal securities laws. The investigation has also thus far resulted in charges being filed against five former officers and employees. The Company believes that the investigation of its former officers and employees may continue; and while the Company continues to fully cooperate with any requests with respect to such investigation, the Company does not know the status of such investigation.

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California and in the U.S. District Court for the Northern District of California. The derivative complaints alleged that certain of the Company’s former officers and directors breached their fiduciary duties, engaged in abuses of control, were unjustly enriched by sales of the Company’s common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. A settlement of this action has been reached, which settlement must be submitted to the Court for its review and approval.

      Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of its former officers and directors and underwriters connected with its initial public offering of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased common stock at the initial public offering of common stock between March 26, 1999 and December 6, 2000. The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and commissions received by the underwriters. The over 1,000 complaints have been consolidated into a single action. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. Defendants stayed pretrial motions and discovery pending a ruling on a motion to dismiss the claims. On February 19, 2003, the court issued an opinion refusing to dismiss claims against the defendants in the case, except in certain limited circumstances that did not apply to Critical Path or its then officers and directors.

      Lease Dispute. In July 2000, PeerLogic, Inc. signed a lease for office space in San Francisco, California. In December 2000, Critical Path acquired PeerLogic as a wholly owned subsidiary. After review, the Company determined that local zoning laws likely prohibited a business such as the Company or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The Zoning Administrator determined that the Company’s proposed use of the leased premises was not permitted, but the landlord appealed this determination and prevailed before the San Francisco Board of Appeals. The Company requested a rehearing on the matter, which the Board of Appeals denied.

      In April 2002, the landlord filed suit in San Francisco Superior Court against the Company alleging, among other things, breach of the lease. In its complaint, the landlord sought unspecified compensatory damages for back rent, attorneys’ fees, treble damages under relevant statutes, and unspecified punitive damages. The court subsequently dismissed a number of the landlord’s claims of damages. The landlord filed an amended complaint in September 2002. In January 2003, the court again dismissed a number of the landlord’s claims, including all requests for punitive damages.

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

      Indemnifications. The Company provides general indemnification provisions in its license agreements. In these agreements, the Company generally states that it will defend or settle, at its own expense, any claim against the customer by a third party asserting a patent, copyright, trademark, trade secret or proprietary right violation related to any products that the Company has licensed to the customer. The Company agrees to indemnify its customers against any loss, expense or liability, including reasonable attorney s fees, from any damages alleged against the customer by a third party in its course of using products sold by the Company. The Company has not received any claims under this indemnification and does not know of any instances in which such a claim may be brought against the Company in the future.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

3(ii)	Amended and Restated By-laws.
10.1	Modification of Loan and Security Agreement dated as of March 25, 2003 by and between Registrant and Silicon Valley Bank.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

      (b) Reports on Form 8-K

Report on Form 8-K filed on January 2, 2003 disclosing the receipt of a Nasdaq Staff Determination that Registrant failed to comply with the minimum bid price requirement for continued listing on the Nasdaq National Market and the grant of a hearing date with respect to such determination.

Report on Form 8-K filed on February 7, 2003 disclosing the announcement of Paul Bartlett, formerly Executive Vice President, Corporate Development of the Registrant as Executive Vice President and Chief Financial Officer, succeeding Laureen DeBuono who will step down.

Report on Form 8-K filed on February 19, 2003 disclosing the resignation of Klaus Esser as a member of the Board of Directors of Registrant.

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

CRITICAL PATH, INC.

By:	/s/PAUL H. BARTLETT

Paul H. Bartlett
Chief Financial Officer and
Executive Vice President,
Corporate Development
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: May 15, 2003

CERTIFICATION

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

Date: May 15, 2003

CERTIFICATION

I, Paul H. Bartlett, certify that:

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

/s/ PAUL H. BARTLETT

Paul H. Bartlett
Chief Financial Officer and
Executive Vice President,
Corporate Development

Date: May 15, 2003

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

3(ii)	Amended and Restated By-laws.
10.1	Modification of Loan and Security Agreement dated as of March 25, 2003 by and between Registrant and Silicon Valley Bank.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	The material contained in Exhibits 99.1 and 99.2 is not deemed “filed” with the U.S. Securities and Exchange Commission and is not incorporated by reference into any filing of Critical Path, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.