Form 10-Q
period 2003-06-30
CRITICAL PATH INC
filed 2003-08-14
CIK 1060801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

      As of August 4, 2003, the Company had outstanding 20,398,076 shares of common stock, $0.001 par value per share.

CRITICAL PATH, INC.

PART I

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2002	2003

	(Unaudited)
	(In thousands, except per
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$33,498	$24,548
Short-term marketable securities	5,583	—
Accounts receivable, net	22,818	20,539
Other current assets	4,030	6,858

Total current assets	65,929	51,945
Long-term marketable securities	3,990	—
Equity investments	357	—
Property and equipment, net	18,142	16,790
Goodwill	6,613	6,613
Restricted cash	2,729	—
Other assets	6,246	5,922

Total assets	$104,006	$81,270

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$28,093	$25,416
Accrued liabilities	3,764	3,704
Deferred revenue	10,788	8,977
Line of credit facility	—	4,900
Capital lease and other obligations, current	3,323	2,745

Total current liabilities	45,968	45,742
Convertible subordinated notes payable	38,360	38,360
Capital lease and other obligations, long-term	1,332	785

Total liabilities	85,660	84,887

Commitments and contingencies
Mandatorily redeemable preferred stock
Shares authorized: 5,000
Shares issued and outstanding: 4,000
Liquidation value at June 30, 2003: $61,989	26,900	39,963

Shareholders’ deficit
Common stock and paid-in-capital, $0.001 par value
Shares authorized: 125,000
Shares issued and outstanding: 20,032 and 20,230	2,165,917	2,160,491
Common stock warrants	5,947	5,947
Notes receivable from shareholders	—	(580)
Unearned compensation	(59)	—
Accumulated deficit	(2,179,316)	(2,210,703)
Accumulated other comprehensive income (loss)	(1,043)	1,265

Total shareholders’ deficit	(8,554)	(43,580)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$104,006	$81,270

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2003	2002	2003

	(Unaudited)
	(In thousands, except per share amounts)
Net revenues
Software license	$10,900	$5,592	$21,811	$10,639
Hosted messaging	5,582	4,856	12,546	10,242
Professional services	2,645	3,155	4,582	6,375
Maintenance and support	3,315	4,533	7,192	8,914

Total net revenues	22,442	18,136	46,131	36,170

Cost of net revenues
Software license	586	722	873	2,519
Hosted messaging	7,570	7,103	15,387	13,366
Professional services	2,166	2,910	4,609	6,360
Maintenance and support	2,224	1,387	4,327	3,316
Amortization of purchased technology	4,631	—	9,261	—
Stock-based expense — Hosted messaging	232	—	417	8
Stock-based expense — Professional services	65	—	146	3
Stock-based expense — Maintenance and support	121	—	272	6

Total cost of net revenues	17,595	12,122	35,292	25,578

Gross profit	4,847	6,014	10,839	10,592

Operating expenses
Sales and marketing	11,374	7,931	22,317	17,240
Research and development	5,173	4,813	10,175	9,436
General and administrative	6,296	3,320	12,974	6,546
Amortization of intangible assets	6,227	—	12,369	—
Stock-based expense — Sales and marketing	650	—	3,185	18
Stock-based expense — Research and development	353	—	775	15
Stock-based expense — General and administrative	3,111	—	3,408	9
Restructuring and other expenses	1,539	892	1,539	4,081

Total operating expenses	34,723	16,956	66,742	37,345

Loss from operations	(29,876)	(10,942)	(55,903)	(26,753)
Interest and other income (expense), net	(3,359)	3,526	(2,730)	(2,901)
Interest expense	(733)	(783)	(1,516)	(1,552)
Gain on investments, net	—	349	—	349
Equity in net loss of joint venture	(1,005)	—	(1,408)	—

Loss before income taxes	(34,973)	(7,850)	(61,557)	(30,857)
Provision for income taxes	(594)	(287)	(21)	(481)

Net loss	(35,567)	(8,137)	(61,578)	(31,338)
Accretion on mandatorily redeemable preferred stock	(3,261)	(2,839)	(6,467)	(6,504)

Net loss attributable to common shares	$(38,828)	$(10,976)	$(68,045)	$(37,842)

Net loss per share attributable to common shares — basic and diluted	$(2.00)	$(0.55)	$(3.53)	$(1.91)

Weighted average shares — basic and diluted	19,447	19,873	19,288	19,769

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 30,	June 30,
	2002	2003

	(Unaudited)
	(In thousands)
Operating
Net loss	$(61,578)	$(31,338)
Provision for (recovery of) doubtful accounts	457	(133)
Depreciation and amortization	15,319	9,228
Amortization of intangible assets	21,619	—
Amortization of stock-based costs and expenses	8,342	59
Equity in net loss of joint venture	1,408	—
Change in fair value of preferred stock instrument	3,320	6,560
Gain on the sale of investments, net	—	(349)
Gain on release of funds held in escrow	—	(3,750)
Restructuring charges — non-cash	1,022	492
Accounts receivable	(1,311)	2,364
Other assets	(1,546)	(3,314)
Accounts payable	2,978	(2,726)
Accrued liabilities	(1,509)	(109)
Deferred revenue	(607)	(1,860)

Net cash used in operating activities	(12,086)	(24,876)

Investing
Repayment and writeoffs of notes receivable from officers	265	132
Property and equipment purchases	(2,801)	(7,488)
Payments for acquisitions, net of cash acquired	4,511	—
Proceeds from sale of investments	—	2,173
Proceeds from release of funds held in escrow	—	3,750
Proceeds from sale of marketable securities	—	9,573
Purchase of marketable securities	(3,600)	—
Restricted cash	(3,018)	2,729

Net cash provided by (used in) investing activities	(4,643)	10,869

Financing
Proceeds from issuance of preferred stock, net	—	—
Proceeds from issuance of common stock, net	1,439	5
Proceeds from payments of shareholder notes receivable	1,222	—
Proceeds from line of credit facility	—	4,900
Principal payments on note and lease obligations	(3,130)	(544)

Net cash provided by (used in) financing activities	(469)	4,361

Net change in cash and cash equivalents	(17,198)	(9,646)
Effect of exchange rates on cash and cash equivalents	930	696
Cash and cash equivalents at beginning of period	59,463	33,498

Cash and cash equivalents at end of period	$43,195	$24,548

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The Company

      Critical Path, Inc. was incorporated in California on February 19, 1997. Critical Path, along with its subsidiaries (collectively referred to herein as the “Company”), provides digital communications software and services that enable enterprises, government agencies, wireless carriers, and service providers to rapidly deploy highly scalable solutions for messaging and identity management. Critical Path’s messaging solutions — which are available both as licensed software or hosted services — provide integrated access to a broad range of communication and collaboration applications from wireless devices, Web browsers, desktop clients, and voice systems. On August 1, 2003, the Company affected a one-for-four reverse stock split which was approved by the Board of Directors in July 2003 and the Shareholders at the annual meeting held on June 25, 2003. As a result of the reverse stock split the Company’s number of shares of Common Stock outstanding reduced from 81,595,042 to 20,398,076 as of August 1, 2003. The share and per share amounts presented in these condensed consolidated financial statements have been retroactively restated to give effect to the reverse stock split of the Company’s authorized and outstanding common stock and of all shares of Common Stock subject to stock options and warrants. The unaudited condensed consolidated financial statements (“Financial Statements”) of the Company furnished herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for each interim period presented. All adjustments are normal recurring adjustments. The Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K/ A for the fiscal year ended December 31, 2002. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire year.

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

      The Company’s revenues generated from the sale of its products and services may not increase to a level that exceeds its expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Although the Company expects operating expenses to decrease during the remainder of 2003 as a result of its recent restructuring activities, if it is not successful in achieving this cost reduction or generating sufficient revenues, the Company’s cash flow from operations will continue to be negatively impacted. Over the coming quarters, it will be necessary for the Company to generate positive cash flow or raise additional funding in order for its current cash availability to carry it beyond the next six to twelve months. The Company will continue to evaluate potential partnerships, alliances, acquisitions, funding sources and strategic alternatives that would help it generate positive cash flow or give it more time and resources to achieve its goals. The Company’s failure to generate sufficient revenues, reduce operating costs or structure and complete additional funding or other strategic transactions would have a material adverse effect on the Company’s ability to continue operations.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost been recognized based on the fair value at the date of grant for options granted, the pro forma amounts of the Company’s net loss and net loss per share during the three and six months ended June 30, 2002 and 2003 would have been as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2003	2002	2003

	(Unaudited)
	(In thousands, except per share amounts)
Net loss attributable to common shares — as reported	$(38,828)	$(10,976)	$(68,045)	$(37,842)
Add:
Stock-based employee compensation expense included in reported net loss attributable to common shares, net of related tax effects	4,532	—	8,203	59
Deduct:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(8,215)	(4,624)	(9,292)	(5,139)

Net loss attributable to common shares — pro forma	(42,511)	(15,600)	(69,134)	(42,922)

Basic and diluted net loss per share attributable to common shares — as reported	(2.00)	(0.55)	(3.53)	(1.91)
Basic and diluted net loss per share attributable to common shares — pro forma	$(2.19)	$(0.78)	$(3.58)	$(2.17)

      The Company calculated the fair value of each option grant on the date of grant during the three and six months ended June 30, 2002 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following assumptions:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2003	2002	2003

Risk-free interest rate	2.6%	1.7%	2.6%	1.7% – 3.0%
Expected lives (in years)	4.0	4.0	4.0	4.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	111.0%	97.8%	111.0%	97.8% – 101.0%

Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of the adoption of SFAS No. 150 on its financial position and results of operations and expects to reclassify its mandatorily redeemable preferred stock to the Liabilities section of the balance sheet upon adoption.

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN No. 46 requires that the Company make disclosures in its consolidated financial statements for the year ended December 31, 2002 and the six months ended June 30, 2003 when the Company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN No. 46 becomes effective. At this time, the Company does not believe it is reasonably possible that the Company will consolidate or disclose information about variable interest entities. However, the Company will continue to assess the impact of FIN No. 46 on its consolidated financial statements.

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted FIN No. 45 in the first quarter of 2003. The recognition and initial measurement provisions of FIN No. 45 did not have a material effect on its financial position and results of operations. The disclosure requirements of FIN No. 45 are contained in Note 6.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in the first quarter of 2003 and incurred $5.3 million in restructuring charges during the six months ended June 30, 2003.

Note 2 — Strategic Restructuring and Employee Severance

	Liability at					Liability at
	December 31,		Restructuring	Noncash	Cash	June 30,
	2002	Adjustments	Charges	Charges	Payments	2003

	(In millions)
Workforce reduction	$1.2	$(0.6)	$4.5	$(0.1)	$(4.8)	$0.2
Facility and operations consolidation and other charges	1.1	(0.3)	0.5	(0.3)	(0.5)	0.5
Non-core product and service sales and divestitures	0.3	(0.3)	0.3	—	(0.3)	—

Total	$2.6	$(1.2)	$5.3	$(0.4)	$(5.6)	$0.7

      In May 2002, the Board of Directors approved a restructuring plan to further reduce the Company’s expense levels consistent with the current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$300,000 in facilities lease termination costs. The balance of the 2002 restructuring accrual at June 30, 2003 was approximately $250,000 and is expected to be utilized by the end of 2003.

      In January 2003, the Company announced a restructuring initiative designed to further reduce its expense level in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction is partially offset by outsourcing approximately 75 positions to lower cost service providers. The Company anticipates an aggregate charge of approximately $7.5 million resulting from the cost reduction plan, inclusive of $6.5 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $0.7 million in severance and related costs and $1.0 million in facilities lease termination costs. During the first and second quarters of 2003, the Company incurred approximately $4.4 million and $0.9 million, respectively, in additional restructuring charges under the plan, predominantly related to severance and related employee costs. The Company made payments of $3.6 million and $2.0 million during the first and second quarters of 2003, respectively, related to the restructuring initiative and expects to incur the remainder of the charge during the third quarter of 2003.

      Additionally, the Company completed two restructuring initiatives during 2001 and 2002, with associated expenses of $19.8 million. During the first quarter of 2003, the Company reversed approximately $1.2 million in restructuring expenses, which were accrued during 2001 and 2002, as the Company does not anticipate these amounts will be paid in the future. At June 30, 2003, the balance of the 2003 restructuring accrual was approximately $0.5 million and is expected to be utilized by the end of 2003.

Note 3 — Gain on Investments

      During the second quarter of 2003, the Company executed sales of certain of its public and private investments. These sales resulted in a net gain of $349,000, which was comprised of $2.2 million in aggregate cash proceeds, the recognition of $1.5 million in unrealized losses and the elimination of $354,000 in assets held as equity investments. All associated cash proceeds were received during the quarter.

Note 4 — Release of The docSpace Company Escrow Funds

      In June 2003, the Company entered into an agreement with the former shareholders of The docSpace Company, Inc. to release approximately $3.8 million of approximately $4.7 million in remaining funds held in escrow related to the 2000 acquisition by Critical Path, Inc. of The docSpace Company. The funds were remitted to the Company in June 2003 and the Company recognized a gain of $3.8 million in Other Income during the second quarter.

      The escrow account was initially established in February 2000 with $5.0 million to be used to reimburse the former shareholders of The docSpace Company for certain qualifying expenses related to the establishment, maintenance and dissolution of the various holding companies established in connection with the structuring of The docSpace Company acquisition. The escrow fund is scheduled to terminate in February 2005, unless all related holding companies are dissolved prior to such date, at which time all remaining funds held in escrow will be remitted to Critical Path, Inc. The remaining funds held in escrow are expected to be sufficient to cover all foreseeable costs over the remaining term of the escrow agreement based on analysis performed by both the Company and the docSpace shareholders; however, in the event such funds are not sufficient Critical Path will be responsible for the reimbursement of any qualifying expenses.

Note 5 — Goodwill and Other Intangible Assets

      At December 31, 2002 and June 30, 2003, the Company was carrying net intangible assets of $6.6 million, related to goodwill, which ceased being amortized from January 1, 2002, in accordance with

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 142. Amortization expense relating to the other acquired assets for the three and six months ended June 30, 2002 was $10.9 million and $21.6 million, respectively. The Company’s other acquired intangible assets were fully amortized at the end of 2002.

Note 6 — Commitments and Contingencies

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

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California and in the U.S. District Court for the Northern District of California. The derivative complaints alleged that certain of the Company’s former officers and directors breached their fiduciary duties, engaged in abuses of control, were unjustly enriched by sales of the Company’s common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. A settlement of this action has been reached, which involves no monetary payment, or recovery, by the Company, and was preliminarily approved by the Court. A hearing on whether the settlement will be given final approval by the Court is scheduled for October 15, 2003.

      Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of its former officers and directors and underwriters connected with its initial public offering of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. The Company has reached an agreement in principal with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by the Company and no admission of liability. However it is subject to approval by the Court.

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

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities laws. The investigation has also thus far resulted in charges being filed against five former officers and employees. The Company believes that the investigation of its former officers and employees may continue; and while the Company continues to fully cooperate with any requests with respect to such investigation, the Company does not know the status of such investigation.

      Lease Dispute. In July 2000, PeerLogic, Inc. signed a lease for office space in San Francisco, California. In December 2000, Critical Path acquired PeerLogic as a wholly owned subsidiary. After review, the Company determined that local zoning laws likely prohibited a business such as the Company or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The Zoning Administrator determined that the Company’s proposed use of the leased premises was not permitted, but the landlord appealed this determination and prevailed before the San Francisco Board of Appeals. In July 2002, the Company filed a Petition for Writ of Mandamus with the San Francisco Superior Court, seeking reversal of the San Francisco Board of Appeals’ decision. In June 2003, the Court granted the Company’s Petition. The Company is awaiting entry of an order from the Court as to whether the Board’s decision is simply reversed, as the Company has requested, or remanded for a further hearing, as the Board has requested.

      In April 2002, the landlord filed suit in San Francisco Superior Court against the Company alleging, among other things, breach of the lease and tort claims related to the lease transaction. In its complaint, the landlord sought unspecified damages for back rent, attorneys’ fees, treble damages under certain statutes, and unspecified punitive damages. Between April 2002 and July 2003, the Company succeeded through several motions filed with the Court in having a number of the landlord’s claims dismissed and some of its requests for damages stricken, including treble damages. The landlord has chosen not to further amend its complaint. In August 2003, the Company filed its answer to the second amended complaint and a cross-complaint against the landlord, under which the Company seeks compensatory damages and unspecified punitive damages for the landlord’s failure to disclose the zoning restrictions on the leased premises before the lease was signed. Litigation in this matter is ongoing.

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

      Under California law, in connection with the Company’s charter documents and indemnification agreements the Company entered into with its executive officers and directors, the Company must indemnify its current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appeal of legal proceedings. The Company has made payments in connection with the indemnification of officers and directors in connection with currently pending lawsuits and has reserved for any applicable amounts required in connection with legal expenses and others costs of defense of pending lawsuits.

Note 7 — Comprehensive Loss

      The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2003	2002	2003

	(Unaudited)

	(In thousands)
Net loss attributable to common shares	$(38,828)	$(10,976)	$(68,045)	$(37,842)
Unrealized investment losses	(181)	1,470	(678)	1,468
Foreign currency translation adjustments	2,068	253	1,729	840

Total comprehensive loss	$(36,941)	$(9,253)	$(66,994)	$(35,534)

      There were no tax effects allocated to any components of other comprehensive loss during the three and six months ended June 30, 2002 or 2003.

Note 8 — Net Loss Per Share

      Net loss per share is calculated as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2003	2002	2003

	(Unaudited)

	(In thousands, except per share amounts)
Net loss
Net loss attributable to common shares	$(38,828)	$(10,976)	$(68,045)	$(37,842)

Weighted average shares outstanding
Weighted average shares outstanding	19,541	19,959	19,385	19,855
Weighted average shares subject to repurchase agreements	(8)	—	(11)	—
Weighted average shares held in escrow related to acquisitions	(86)	(86)	(86)	(86)

Shares used in computation of basic and diluted net loss per share	19,447	19,873	19,288	19,769

Basic and diluted net loss per share
Net loss per share attributable to common shares	$(2.00)	$(0.55)	$(3.53)	$(1.91)

      As of June 30, 2002 and 2003, there were 21.5 million and 30.2 million potential common shares, respectively, that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

Note 9 — Credit Facility

      In September 2002, the Company entered into a $15.0 million one-year line of credit with Silicon Valley Bank, to be utilized for working capital and general corporate operations. The credit facility was amended on

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 25, 2003 and again on July 18, 2003, as a result of non-compliance with the financial covenants of the facility. The Company regained compliance with the credit facility upon execution of the line of credit agreement on July 18, 2003 and it is currently scheduled to mature on January 30, 2004. The credit facility is secured by certain of the Company’s assets and borrowings under the current agreement bear a variable interest rate of Prime plus 2.0%, which has ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Commitment fees related to the credit facility included an initial commitment fee of 0.50%, or $75,000, and additional commitment fees of $35,000 for each of the two amendments. The facility carries an additional fee based on unused credit of 0.45% payable at the end of each quarterly period in arrears and an early termination fee of 1.0% of the total credit facility through maturity. During the first quarter of 2003, the Company drew $4.9 million against the line of credit, which remained outstanding at June 30, 2003; additionally, during the second quarter the Company reduced letters of credit held under the credit facility from $5.5 million at March 31, 2003 to $2.5 million at June 30, 2003. All associated interest and fees are included as a component of interest expense.

Note 10 — Preferred Stock Financing

      The carrying value of the Series D Preferred Stock at December 31, 2002 and June 30, 2003 was determined as follows:

	December 31,	June 30,
	2002	2003

	(Unaudited)

	(In thousands)
Series D Preferred Stock	$55,000	$55,000
Less: Issuance costs	(3,075)	(3,075)

Series D Preferred Stock, net of issuance costs	51,925	51,925
Less amounts allocated to:
Common stock warrants	(5,250)	(5,250)
Beneficial conversion feature	(41,475)	(41,475)
Add cumulative change in liquidation preference	7,440	14,000
Add accumulated accretion	14,260	20,763

Carrying value of Series D Preferred Stock and embedded change-in-control feature	$26,900	$39,963

      In connection with the financing transaction, which closed in December 2001, the Series D Preferred Stock was deemed to have an embedded derivative instrument. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Interest and Other Income (Expense). At June 30, 2002 and 2003, the estimated fair value of the liquidation preference was $8.5 million and $19.2 million, respectively, resulting in a net charge during the three and six months ended June 30, 2003 of $360,000 and $6.6 million, respectively, and $3.5 million and $3.3 million during the same periods in 2002.

      During the three and six months ended June 30, 2003, the accretion on redeemable convertible preferred shares totaled $2.8 million and $6.5 million, respectively, comprised of $1.5 million and $2.2 million, respectively, in accrued dividends and accretion of $1.3 million and $4.3 million, respectively. During the three and six months ended June 30, 2002, the accretion on redeemable convertible preferred shares totaled $3.3 million and $6.5 million, respectively, comprised of $1.1 million and $2.2 million, respectively, in accrued dividends and accretion of $2.2 million and $4.3 million, respectively.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Subsequent Event

      On July 24, 2003, the Company announced that it had received notice from the Nasdaq Stock Market that the Company had regained compliance with the requirements for continued listing on the Nasdaq National Market. The Company also announced that its Board of Directors had voted to execute a one-for-four reverse stock split. Shareholders granted the board authority to do so at the Company’s annual meeting held on June 25, 2003. To affect the reverse stock split, the Company filed an amendment to its Articles of Incorporation on August 1, 2003. The Company began trading under the new symbol, “CPTHD” on Monday, August 4, 2003. After 20 trading days, the symbol will revert back to “CPTH”. As of August 1, 2003, the total number of shares of Common Stock outstanding was 81,595,042 shares and as of immediately following the proposed 1-for-4 reverse split, Critical Path had 20,398,076 shares of Common Stock outstanding. The share and per share amounts presented in these condensed consolidated financial statements have been retroactively restated to give effect to a one-for-four reverse stock split of the Company’s authorized and outstanding common stock and for all shares of Common Stock subject to stock options and warrants.

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

Critical Accounting Policies

      There have been no material changes to our critical accounting policies and estimates as disclosed in our report on Form 10-K/ A for the year ended December 31, 2002.

Results of Operations

      In view of the rapidly evolving nature of our business, prior acquisitions, organizational restructuring, and limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At June 30, 2003, we had 436 employees as compared to 577 employees at December 31, 2002 and 587 employees at June 30, 2002. We do not believe that our historical growth rates for revenues, expenses, or personnel are indicative of future results.

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

      Software License. We recognized $5.6 million and $10.6 million in software license revenues during the three and six months ended June 30, 2003, respectively, as compared to $10.9 million and $21.8 million during the three and six months ended June 30, 2002, respectively, resulting in period over period decreases of $5.3 million and $11.2 million. These decreases in software license revenues were primarily attributable to unfavorable worldwide macroeconomic conditions and an uncertain political climate that resulted in delayed customer information technology spending, predominantly in the domestic and northern european markets.

      Hosted Messaging. We recognized $4.9 million and $10.2 million in hosted messaging revenues during the three and six months ended June 30, 2003, respectively, as compared to $5.6 million and $12.5 million during the same periods in 2002, resulting in period over period decreases of $726,000 and $2.3 million. These decreases in hosted messaging revenues were primarily due to the loss of two customers and reduced volume.

      Professional Services. We recognized $3.2 million and $6.4 million in professional services revenues during the three and six months ended June 30, 2003, respectively, as compared to $2.6 million and $4.6 million during the three and six months ended June 30, 2002, respectively, resulting in period over period increases of $510,000 and $1.8 million. These increases in professional services revenues were primarily attributable to improved utilization rates and additional projects associated with software license sales.

      Maintenance and Support. We recognized $4.5 million and $8.9 million in maintenance and support revenues during the three and six months ended June 30, 2003, respectively, as compared to $3.3 million and $7.2 million during the same periods in 2002, resulting in period over period increases of $1.2 million and

$1.7 million. These increases in maintenance and support revenues were primarily due to favorable renewal rates and additional license sales with associated maintenance and support during 2002 and 2003.

      Critical Path’s international operations accounted for approximately 58% and 61% of net revenues during the three and six months ended June 30, 2003, respectively, relatively consistent with 58% and 57% during the same periods in 2002.

Cost of Net Revenues

      Software License. Cost of net software license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs, and third-party royalties. The cost of net software license revenues was $722,000 and $2.5 million during the three and six months ended June 30, 2003, respectively, as compared to $586,000 and $873,000 during the three and six months ended June 30, 2002, respectively, resulting in period over period increases of $136,000 and $1.6 million. These increases in software license costs during the three and six months ended June 30, 2003 were primarily attributable to an increase in third party costs associated with a major European deal, which required us to purchase third party technology to integrate with our offering. We expect software license costs to return to normal levels in the third quarter.

      Hosted Messaging. Cost of net hosted messaging revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, personnel costs incurred in operations, and other direct and allocated indirect costs. The cost of net hosted messaging revenues was $7.1 million and $13.4 million during the three and six months ended June 30, 2003, respectively, as compared to $7.6 million and $15.4 million during the same periods in 2002, resulting in period over period decreases of $467,000 and $2.0 million. These decreases in hosted messaging costs during the three and six months ended June 30, 2003 were primarily due to the retirement of surplus network infrastructure hardware and software, affecting a reduction in depreciation expense, and cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees and associated reduction in related personnel costs of $326,000 and $796,000, respectively, and the cancellation of certain outside consulting arrangements of $172,000 and $132,000, respectively. Depreciation expenses included in hosted messaging costs totaled $2.4 million and $4.9 million during the three and six months ended June 30, 2003, respectively, as compared to $4.0 million and $8.4 million during the three and six months ended June 30, 2002, respectively. These decreases were partially offset by an increase in service fees associated with the management of our data center operations of $1.6 million and $2.4 million during the three and six months ended June 30, 2003, respectively.

      Professional Services. Cost of net professional services revenues consist primarily of personnel costs including custom engineering, installation and training services for both hosted and licensed solutions, and other direct and allocated indirect costs. The cost of net professional services revenues was $2.9 million and $6.4 million during the three and six months ended June 30, 2003, respectively, as compared to $2.2 million and $4.6 million during the three and six months ended June 30, 2002, respectively, resulting in period over period increases of $744,000 and $1.8 million. These increases in professional services costs during the three and six months ended June 30, 2003 were primarily attributable to incremental consulting and personnel costs associated with a major European deal. We expect professional services costs to return to normal levels in the third quarter.

      Maintenance and Support. Cost of net maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. The cost of net maintenance and support revenues was $1.4 million and $3.3 million during the three and six months ended June 30, 2003, respectively, as compared to $2.2 million and $4.3 million during the same periods in 2002, resulting in period over period decreases of $837,000 and $1.0 million. These decreases in maintenance and support costs during the three and six months ended June 30, 2003 were primarily due to cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees and associated reduction in related personnel costs of $446,000 and $349,000, respectively, and the consolidation of facilities of $392,000 and $611,000, respectively.

      Operations, customer support, and professional services staff decreased to 129 employees at June 30, 2003 from 190 employees at June 30, 2002.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expenses were $7.9 million and $17.2 million during the three and six months ended June 30, 2003, respectively, as compared to $11.4 and $22.3 million during the three and six months ended June 30, 2002, respectively, resulting in period over period decreases of $3.4 million and $5.1 million. These decreases in sales and marketing expenses during the three and six months ended June 30, 2003 were primarily attributable to cost savings generated through our 2002 and 2003 restructuring initiatives, including the reduction of employees, from 147 at June 30, 2002 to 108 at June 30, 2003, resulting in a reduction in related personnel expenses of $1.8 million and $2.1 million, respectively, the reduction in certain marketing program costs of $706,000 and $1.6 million, respectively, the consolidation of facilities of $707,000 and $1.2 million, respectively, and the reduction in outside expenses of $186,000 and $171,000, respectively. We expect sales and marketing expenses to decrease slightly in the third quarter as a result of the 2003 restructuring initiative.

      Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. Research and development expenses were $4.8 million and $9.4 million during the three and six months ended June 30, 2003, respectively, as compared to $5.2 million and $10.2 million during the same periods in 2002, resulting in period over period decreases of $360,000 and $739,000. These decreases in research and development expenses during the three and six months ended June 30, 2003 were primarily due to cost savings generated through our 2002 and 2003 restructuring initiatives, including the consolidation of facilities of $258,000 and $451,000, respectively, and the reduction of employees, from 157 at June 30, 2002 to 129 at June 30, 2003, resulting in a reduction in related personnel expenses of $268,000 and $393,000, respectively. We expect research and development expenses to decrease slightly in the third quarter as a result of the 2003 restructuring initiative.

      General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expenses were $3.3 million and $6.5 million during the three and six months ended June 30, 2003, respectively, as compared to $6.3 million and $13.0 million during the three and six months ended June 30, 2002, respectively, resulting in period over period decreases of $3.0 million and $6.4 million. These significant decreases in general and administrative expenses during the three and six months ended June 30, 2003 were primarily attributable to cost savings generated through our 2002 and 2003 restructuring initiatives, including the reduction of employees, from 93 at June 30, 2002 to 70 at June 30, 2003, resulting in a reduction in related personnel costs of $907,000 and $1.6 million, respectively, the reduction of outside legal and litigation fees of $768,000 and $1.3 million, respectively, the cancellation of certain outside consulting arrangements of $415,000 and $1.1 million, respectively, and the reduction of bad debt expense of $406,000 and $976,000, respectively. We expect general and administrative expenses to decrease slightly in the third quarter as a result of the 2003 restructuring initiative.

Amortization of Goodwill and Other Intangible Assets

      In connection with the adoption of SFAS No. 142, in January 2002, we reclassified certain intangible assets and related amortization associated with assembled workforce to goodwill and ceased any future amortization of goodwill. There was no amortization expense recorded in the three and six months ended June 30, 2002 or 2003.

      In connection with our acquisitions completed in 1999 and 2000, all of which were accounted for using the purchase method of accounting, we recorded goodwill and other intangible assets, primarily for assembled workforce, customer base and existing technology. Additionally, we have recorded intangible assets related to certain warrants issued to strategic partners. In connection with the adoption of SFAS No. 142, discussed above, we have reclassified certain intangible assets and related amortization associated with assembled workforce out of intangible assets and into goodwill. Based on the types of identifiable intangible assets acquired, amortization expenses of $4.6 million and $9.3 million were allocated to the cost of net revenues during the three and six months ended June 30, 2002, respectively, and amortization expenses of $6.2 million and $12.4 million were allocated to operating expenses during the three and six months ended June 30, 2002, respectively. Amortization expenses of zero were allocated to cost of net revenues and operating expenses during the three and six months ended June 30, 2003. This significant decline in amortization expenses resulted from the completion of amortization of all intangible assets by the end of 2002.

Stock-Based Expenses

      Stock-based expenses are comprised of stock-based charges related to stock options and warrants granted to employees and consultants. Stock-based expenses were zero and $59,000 during the three and six months ended June 30, 2003, respectively, as compared to $4.5 million and $8.2 million during the three and six months ended June 30, 2002, respectively. Based on the functions of the employees and consultants participating in the related option grants, zero and $17,000 was allocated to cost of net revenues and zero and $42,000 was allocated to operating expenses during the three and six months ended June 30, 2003, respectively. $418,000 and $835,000 was allocated to cost of net revenues and $4.1 million and $7.4 million was allocated to operating expenses during the three and six months ended June 30, 2002, respectively. The significant period over period decline in stock-based expenses was due primarily to a reduction in the unearned compensation balances related to grants as a result of headcount reductions and the completion of amortization of nearly all unearned compensation as of the end of 2002.

Restructuring and other expenses

	Liability at					Liability at
	December 31,		Restructuring	Noncash	Cash	June 30,
	2002	Adjustments	Charges	Charges	Payments	2003

	(In millions)
Workforce reduction	$1.2	$(0.6)	$4.5	$(0.1)	$(4.8)	$0.2
Facility and operations consolidation and other charges	1.1	(0.3)	0.5	(0.3)	(0.5)	0.5
Non-core product and service sales and divestitures	0.3	(0.3)	0.3	—	(0.3)	—

Total	$2.6	$(1.2)	$5.3	$(0.4)	$(5.6)	$0.7

      In May 2002, the Board of Directors approved a restructuring plan to further reduce our expense levels consistent with the current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. The balance of the 2002 restructuring accrual at June 30, 2003 was approximately $250,000 and is expected to be utilized by the end of 2003.

      In January 2003, we announced a restructuring initiative designed to further reduce our expense level in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction is partially offset by outsourcing approximately 75 positions to lower cost service providers. We anticipate an aggregate charge of approximately $7.5 million resulting from the cost reduction plan, inclusive of $6.5 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $0.7 million in severance and related costs and $1.0 million in facilities lease termination costs. During the first and second quarters of 2003, we incurred approximately $4.4 million and $0.9 million, respectively, in additional restructuring charges under the plan, predominantly related to severance and related employee costs. We made payments of $3.6 million and $2.0 million during the first and second quarters of 2003, respectively, related to the restructuring initiative and expect to incur the remainder of the charge during the third quarter of 2003.

      Additionally, we completed two restructuring initiatives during 2001 and 2002, with associated expenses of $19.8 million. During the first quarter of 2003, we reversed approximately $1.2 million in restructuring expenses, which were accrued during 2001 and 2002, as we do not anticipate these amounts will be paid in the future. At June 30, 2003, the balance of the 2003 restructuring accrual was approximately $0.5 million and is expected to be utilized by the end of 2003.

Interest and Other Income (Expense), Net

      Interest and other income (expense), net consists primarily of interest earnings on cash and cash equivalents as well as net gains (losses) on foreign exchange transactions and changes in the fair value of the liquidation preference on the Series D Preferred Stock. Interest income was $85,000 and $201,000 during the three and six months ended June 30, 2003, respectively, as compared to $570,000 and $907,000 during the three and six months ended June 30, 2002, respectively, resulting in period over period decreases of $485,000 and $706,000. These decreases were due to lower cash balances available for investing and the elimination of short-term investments from cash and cash equivalents. Cash balances declined during the six months ended June 30, 2003 due primarily to the funding of our operating activities. We recognized a net gain from foreign currency transactions associated with our international operations of $136,000 during the three months ended June 30, 2003 and a net loss of $41,000 during the six months ended June 30, 2003, as compared to net losses of $686,000 and $583,000 during the three and six months ended June 30, 2002, respectively. Based on the current international markets, we expect that fluctuations in foreign currencies could have a significant impact on our operating results during the remainder of 2003. In addition, we recognized a gain of $3.8 million in June 2003 related to the early release of funds held in escrow (see also Release of The docSpace Company Escrow Funds).

      In connection with the financing transaction closed in December 2001, the Series D Preferred Stock was deemed to have an embedded derivative instrument. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Interest and Other Income (Expense). At June 30, 2002 and 2003, the estimated fair value of the liquidation preference was $8.5 million and $19.2 million, respectively. This resulted in a net charge to other expense during the three and six months ended June 30, 2003 of $360,000 and $6.6 million, respectively, as compared to $3.5 million and $3.3 million during the same periods in 2002.

Gain on Investments

      During the second quarter of 2003, we executed sales of certain of our public and private investments. These sales resulted in a net gain of $349,000, which was comprised of $2.2 million in aggregate cash proceeds, the recognition of $1.5 million in unrealized losses and the elimination of $354,000 in assets held as equity investments. All associated cash proceeds were received during the quarter.

Release of The docSpace Company Escrow Funds

      In June 2003, we entered an agreement with the former shareholders of The docSpace Company, Inc. to release approximately $3.8 million of approximately $4.7 million in remaining funds held in escrow related to our 2000 acquisition of The docSpace Company. The funds were remitted to us in June 2003 and we recognized a gain of $3.8 million in Other Income during the second quarter.

      The escrow account was initially established in February 2000 with $5.0 million to be used to reimburse the former shareholders of The docSpace Company for certain qualifying expenses related to the establish-

ment, maintenance and dissolution of the various holding companies established in connection with the structuring of The docSpace Company acquisition. The escrow fund is scheduled to terminate in February 2005, unless all related holding companies are dissolved prior to such date, at which time all remaining funds held in escrow will be remitted to us. The remaining funds held in escrow are expected to be sufficient to cover all foreseeable costs over the remaining term of the escrow agreement; however, in the event such funds are not sufficient we will be responsible for the reimbursement of any qualifying expenses.

Depreciation Expense

      Depreciation expense primarily relates to the expensing, over the estimated useful lives, of capital equipment used in network infrastructure for our hosted messaging services, leasehold improvements and equipment used in our general operations. Depreciation expense totaled $4.6 million and $9.2 million during the three and six months ended June 30, 2003, respectively, as compared to $7.4 million and $15.2 million during the three and six months ended June 30, 2002, respectively, resulting in period over period decreases of $2.8 million and 6.0 million. These decreases were primarily due to the write-down of equipment related to our hosted messaging operations. Included in these amounts was depreciation expense related to cost of net hosted messaging revenues, which totaled $2.4 million and $4.9 million during the three and six months ended June 30, 2003, respectively, as compared to $4.0 million and $8.4 million during the same periods in 2002. The remaining depreciation expense related to capital expenditures incurred for general operations of our business and has been allocated to cost of net revenues and operating expense, as appropriate.

Interest Expense

      Interest expense consists primarily of the interest and amortization of issuance costs related to our 5  3/4% Convertible Subordinated Notes issued in March 2000, interest and fees on our line of credit facility with Silicon Valley Bank, and interest on certain capital leases. During the three and six months ended June 30, 2003, we incurred approximately $783,000 and $1.6 million, respectively, in interest expense, of which $550,000 and $1.1 million, respectively, related to our Convertible Subordinated Notes, $96,000 and $186,000, respectively, related to our line of credit facility, $69,000 and $137,000, respectively, related to amortization of debt issuance costs, and $19,000 and $42,000, respectively, related to capital leases and other long-term obligations. During the three and six months ended June 30, 2002, we incurred approximately $733,000 and $1.5 million, respectively, in interest expense, of which $550,000 and $1.1 million, respectively, related to our Convertible Subordinated Notes, $69,000 and $137,000, respectively, related to the amortization of debt issuance costs, and $32,000 and $55,000, respectively, related to capital leases and other long-term obligations. There were no charges in the first half of 2002 related to our line of credit facility with Silicon Valley Bank, as it was not established until September 2002. Interest expense was relatively flat period over period.

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

      We recorded no equity in net loss of joint venture during the three and six months ended June 30, 2003 as compared to $1.0 million and $1.4 million during the three and six months ended June 30, 2002, respectively.

Provision for Income Taxes

      We recognized a provision for income taxes of $287,000 and $481,000 during the three and six months ended June 30, 2003, respectively, as compared to $594,000 and $21,000 during the three and six months ended June 30, 2002, respectively, as certain of our European operations generated income taxable in certain European jurisdictions. The provision for income taxes during the six months ended June 30, 2002 was partially offset by an $800,000 U.S. federal income tax benefit due to the repeal of the federal corporate alternative minimum tax recorded in the first quarter of 2002. No current provision or benefit for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization.

Accretion on Redeemable Convertible Preferred Shares and Valuation of Liquidation Preference

      In connection with the financing transaction completed during December 2001, we received net cash proceeds of approximately $27 million and retired approximately $65 million in face value of our outstanding convertible subordinated notes in exchange for shares of our Series D Cumulative Redeemable Convertible Participating Preferred Stock. The preferred stock includes an automatic redemption on November 8, 2006 and cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis. At issuance, the Series D Preferred Stock was deemed to have an embedded beneficial conversion feature which was limited to the net proceeds allocable to preferred stock of approximately $42 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series D Preferred Stock and will accrete over the term of the Series D Preferred Stock. During the three and six months ended June 30, 2003, the accretion on redeemable convertible preferred shares totaled $2.8 million and $6.5 million, respectively, comprised of $1.5 million and $2.2 million, respectively, in accrued dividends and accretion of $1.3 million and $4.3 million, respectively. During the three and six months ended June 30, 2002, the accretion on redeemable convertible preferred shares totaled $3.3 million and $6.5 million, respectively, comprised of $1.1 million and $2.2 million, respectively, in accrued dividends and accretion of $2.2 million and $4.3 million, respectively.

Credit Facility

      In September 2002, we entered into a $15.0 million one-year line of credit with Silicon Valley Bank, to be utilized for working capital and general corporate operations. The credit facility was amended on March 25, 2003 and again on July 18, 2003, as a result of non-compliance with the financial covenants of the facility. We regained compliance with the credit facility upon execution of the loan agreement executed on July 18, 2003 and it is currently scheduled to mature on January 30, 2004. The credit facility is secured by certain of our assets and borrowings bear variable interest, which has ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Commitment fees related to the credit facility included an initial commitment fee of 0.50%, or $75,000, and additional commitment fees of $35,000 for each of the two amendments. The facility carries an additional fee based on unused credit of 0.45% payable at the end of each quarterly period in arrears and an early termination fee of 1.0% of the total credit facility through maturity. During the first quarter of 2003, we drew $4.9 million against the line of credit, which remained outstanding at June 30, 2003; additionally, during the second quarter we reduced letters of credit held under the credit facility from $5.5 million at March 31, 2003 to $2.5 million at June 30, 2003. All associated interest and fees are included as a component of interest expense.

Liquidity and Capital Resources

First Six Months of 2003

      As of June 30, 2003, our cash and cash equivalents totaled $24.5 million and our working capital amounted to approximately $6.2 million. During the first six months of 2003, cash and cash equivalents decreased by approximately $9.6 million.

      We used net cash of $24.9 million to fund operating activities during the first six months of 2003, primarily due to our net loss, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related revenues from the sale of our software products and services. During the first six months of 2003, we paid $1.1 million in interest payments related to the Convertible Subordinated Notes and $5.6 million in restructuring payments. In addition, we used cash of $2.0 million to make certain software and hardware support and maintenance renewal payments and $2.0 million to pay insurance premiums for fiscal year 2003.

      We received net cash of $10.9 million from investing activities during the first six months of 2003, primarily through the sale of marketable securities of $9.6 million and unrestricting $2.7 million in previously restricted cash. In addition, we received $3.8 million from the early release of funds held in escrow (see also Release of The docSpace Company Escrow Funds section of the Management Discussion and Analysis) and $2.2 million from the sale of certain of our public and private investments during the second quarter of 2003. These cash inflows from investing activities were partially offset by $7.5 million in property and equipment purchases, primarily for additional network infrastructure equipment for our data centers.

      We received net cash of $4.4 million from financing activities during the first six months of 2003, primarily through $4.9 million in borrowings against our line of credit with Silicon Valley Bank. As discussed earlier in Note 7 of Notes to Condensed Consolidated Financial Statements and in the Management’s Discussion and Analysis section we entered into a $15.0 million one-year line of credit with Silicon Valley Bank, which is scheduled to mature on January 30, 2004. These cash inflows from financing activities were partially offset by approximately $544,000 in principal payments on note and capital lease obligations.

      A number of non-cash items have been charged to expense and increased our net loss in the six months ended June 30, 2003. These items include depreciation and amortization of property and equipment and intangible assets, amortization of unearned stock-based compensation and other stock-based compensation charges and provisions for doubtful accounts. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows.

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

      Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. We endeavor to pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods may be impacted by the nature of accounts payable arrangements. We may face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold the cash. For example, our ability to use cash held in our German subsidiary for any reason other than the operation of this subsidiary may result in certain tax liabilities and may be subject to local laws that could prevent the transfer of cash from Germany to any other foreign or domestic account. At June 30, 2003 approximately, $9.3 million was held outside of the United States. Additionally, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, contracts with vendors, and working capital, as a significant portion of our worldwide operations have a functional currency other than the United States Dollar. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

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

      Our primary sources of capital have come from debt and equity financings that we have completed over the past three years. Revenues generated from the sale of our products and services may not increase to a level that exceeds our expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Although we expect operating expenses to decrease during the remainder of 2003 as a result of our recent restructuring activities, if we are not successful in generating sufficient revenues or achieving this cost reduction, our cash flow from operations will continue to be negatively impacted. Over the coming quarters, it will be necessary for us to generate positive cash flow or raise additional funding in order for our current cash availability to carry us beyond the next six to twelve months. We will continue to evaluate potential partnerships, alliances, acquisitions, funding sources and strategic alternatives that would help us achieve positive cash flow or give us more time and resources to achieve our goals. Our failure to generate sufficient revenues, reduce operating costs or structure and complete additional funding or other strategic transactions would have a material adverse effect on our ability to continue operations.

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

First Six Months of 2002

      As of June 30, 2002, our cash, cash equivalents and short-term investments totaled $56.5 million, comprised of $43.2 million in cash and cash equivalents and $13.3 million in short-term investments. Our working capital amounted to approximately $40.7 million. During the first six months of 2002, we used approximately $17.2 million in cash and cash equivalents.

      We used net cash of $12.1 million to fund operating activities during the first six months of 2002, primarily due to our net loss, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related revenues from the sale of our software products and services. In addition, we used cash of $1.5 million to make certain insurance, and software and hardware support and maintenance renewal payments during the first six months of 2002. Accrued expenses decreased by $1.5 million due primarily to the payment of the remaining acquisition retention bonus amounts during the second quarter of 2002. These cash outflows for operating activities were partially offset by growth in our accounts payable balances of $3.0 million.

      We used net cash of $4.6 million in investing activities during the first six months of 2002, of which $3.6 million was used to purchase additional short-term investments, $3.0 million was used to issue a cash security deposit to support a negotiated licensing agreement, and $2.8 million was used to purchase additional network infrastructure equipment and to fund a portion of the tenant improvements in our San Francisco office. During the second quarter of 2002, we acquired the remaining 60% ownership interest in our Japanese joint venture, Critical Path Pacific, Inc., for $3.0 million in cash and the assumption of $2.6 million in business restructuring and capital lease obligations. As a result of the acquisition, we actually recognized a net increase in cash, as the cash held on the books of the joint venture exceeded the cash portion of the purchase price by $4.5 million.

      We used net cash of $469,000 in financing activities during the first six months of 2002, primarily to retire $3.1 million in principal on capital lease obligations. This cash outflow from financing activities was partially offset by proceeds from the repayment of notes receivable by former officers and shareholders of $1.2 million and the sale of our common stock of $1.4 million.

Contractual Obligations

      The Contractual Obligations and Commitments Table below sets forth our significant obligations and commitments as of July 1, 2003.

	Fiscal Year

						2007
						and
	Total	2003	2004	2005	2006	Beyond

			(Unaudited)
			(In thousands)
Contractual Cash Obligations:
Convertible subordinated notes, including interest(1)	$42,772	$1,103	$2,206	$39,463	$—	$—
Line of credit facility(2)	4,900	—	4,900	—	—	—
Operating lease obligations	34,483	2,772	4,970	4,715	3,858	18,168
Capital lease obligations	2,347	1,989	358	—	—	—
Other purchase obligations(3)	11,925	5,637	5,825	230	118	115

Total Contractual Cash Obligations	$96,427	$11,501	$18,259	$44,408	$3,976	$18,283

(1)	Represent the Critical Path 5 3/4% Convertible Subordinated Notes due April 2005.

(2)	Represents the line of credit facility with Silicon Valley Bank.

(3)	Represent certain contractual obligations related to licensed software, maintenance contracts, management of data center operations and network infrastructure storage costs. Including approximately, $3.7 million and $5.2 million in cash obligations to Hewlett Packard related to our managed services agreement during 2003 and 2004, respectively. However, we expect our actual service fees due to Hewlett Packard under the managed services agreement to total between $1.6 million and $2.3 million per quarter.

Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are currently assessing the impact of the adoption of SFAS No. 150 on our financial position and results of operations and expect to reclassify our mandatorily redeemable preferred stock to the Liabilities section of the balance sheet upon adoption.

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

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 in the first quarter of 2003 and incurred $5.3 million in restructuring charges during the six months ended June 30, 2003.

Additional Factors That May Affect Future Operating Results

Due to our limited operating history, evolving business strategy and the nature of the messaging and directory infrastructure market, our future revenues are unpredictable and our quarterly operating results may fluctuate.

      We cannot accurately forecast our revenues as a result of our limited operating history, evolving business strategy and the emerging nature of the Internet messaging infrastructure market. Forecasting is further complicated by rapid changes in our business due to integration of acquisitions we completed in 1999 and 2000, our recent strategic and operational restructurings, as well as significant fluctuations in license revenues as a percentage of total revenues from 38% in 2000 to 30% in 2001, 40% in 2002 and 29% in the first half of 2003. Our revenues in some past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

•	the demand for licensed solutions for messaging, and identity management products;

•	the demand for outsourced messaging services generally and the use of messaging and identity management infrastructure products and services in particular;

•	our ability to attract and retain customers and maintain customer satisfaction;

•	our ability to attract and retain qualified personnel with industry expertise, particularly sales personnel;

•	the ability to upgrade, develop and maintain our systems and infrastructure and to effectively respond to the rapid technology change of the messaging and identity management infrastructure market;

•	the budgeting and payment cycles of our customers and potential customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of business and infrastructure;

•	our ability to quickly handle and alleviate technical difficulties or system outages;

•	the announcement or introduction of new or enhanced services by competitors;

•	general economic and market conditions and their affect on our operations and the operations of our customers; and

•	the effect of war on terrorism and any related conflicts or similar events worldwide.

      In addition to the factors set forth above, operating results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, we have incurred and expect to continue to incur non-cash charges associated with the grant of stock options to employees and non-employees and the grant of warrants to investors and other parties with whom we have business relationships. These grants of options and warrants also may be dilutive to existing shareholders.

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

      Our ability to increase revenues will depend on our ability to continue to successfully recruit, train and retain experienced and effective sales and marketing personnel and to achieve results once employed with us. Competition for experienced and effective personnel in certain markets is intense and we may not be able to hire and retain personnel with relevant experience. The complexity and implementation of our messaging and identity management infrastructure products and services require highly trained sales and marketing personnel to educate prospective customers regarding the use and benefits of our services. Current and prospective customers, in turn, must be able to educate their end-users. Any delays or difficulties encountered in our staffing and training efforts would impair our ability to attract new customers and enhance our relationships with existing customers, and ultimately, grow revenues. This would also adversely impact the timing and extent of our revenues from quarter to quarter and overall or could jeopardize sales altogether. Because we have experienced turnover in our sales force and have fewer resources than many of our competitors, our sales and marketing organizations may not be able to compete successfully against the sales and marketing organizations of our competitors. Moreover, our competitors frequently have larger and more established sales forces calling upon potential enterprise customers with more frequency. In addition, certain of our competitors have longer and closer relationships with the senior management of enterprise customers who decide whose technologies and solutions to deploy. If we do not successfully operate and grow our sales and marketing activities, our business and results of operations could suffer and the price of our common stock could continue to decline.

We have a history of losses, expect continuing losses and may never achieve profitability.

      As of June 30, 2003, we had an accumulated deficit, including other comprehensive income, of approximately $2.2 billion. We have not achieved profitability in any period and may continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. However, we will continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a negative effect on our operating results and our financial condition.

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

      We believe that existing capital resources will enable us to maintain current and planned operations through the next six to twelve months. Over the coming quarters, it will be necessary for us to generate positive cash flow or raise additional funding in order for our current cash availability to carry us beyond the next six to twelve months. In addition, we may be required to raise additional funds due to unforeseen circumstances and market conditions. If our capital requirements vary materially from those currently planned, we may require additional financing even sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders. Additionally, we face a number of challenges in operating our business, including but not limited to the resources to maintain worldwide operations, continued sluggishness in technology spending, and significant contingent liabilities associated with litigation. In the event that resolution of these or other operational matters involve issuance of stock or other derivative instruments, our existing shareholders may experience significant dilution.

The conversion of our preferred stock would result in a substantial number of additional shares of common stock outstanding, which could decrease the price of our common stock.

      In December 2001, we issued 4,000,000 shares of Series D Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), and warrants to purchase up to an additional 2.5 million shares of common stock, in a private placement to a group of investors. The shares of Series D Preferred Stock accrue and cumulate dividends at 8% per year, and are convertible into common stock at the option of the holder. The initial conversion rate at which a share of Series D Preferred Stock was convertible into common stock was approximately 13.095 shares of common stock for one share of Series D Preferred Stock. This initial conversion rate is subject to adjustment based on the accretion of dividends and other anti-dilution adjustments. As of June 30, 2003, the outstanding shares of Series D Preferred Stock were convertible into approximately 59.0 million shares of common stock. To the extent the Series D Preferred Stock is converted into common stock, a very significant number of additional shares of common stock may be sold into the market, which could decrease the price of our common stock.

Our preferred stock carries a substantial liquidation preference, which could significantly impact the return to common equity holders upon an acquisition.

      In the event of a liquidation, dissolution or winding up of Critical Path, the holders of Series D Preferred Stock would be entitled to receive $13.75 per share of Series D Preferred Stock plus all accrued cumulative dividends on such share before any proceeds from the liquidation, dissolution or winding up is paid to holders of our common stock. As of June 30, 2003, the shares of Series D Preferred Stock have an aggregate initial liquidation preference of approximately $61.9 million, which increases on a daily basis at an annual rate of 8%, compounded on a semi-annual basis. The shares of Series D Preferred Stock have a maximum aggregate initial liquidation preference of approximately $81.4 million. If we are acquired before December 2006, the holders of Series D Preferred Stock will be entitled to receive an initial preference payment equal to approximately $81.4 million, regardless of the amount of dividends accrued at the time of the acquisition. After this initial preferential payment to holders of Series D Preferred Stock, the Series D holders would also be entitled to participate with holders of common stock in the distribution of any remaining liquidation proceeds as if the Series D Preferred Stock had been converted into common stock immediately before the liquidation event; provided, however, that the above-described initial liquidation preference would not be payable to holders of Series D Preferred Stock if the total amount payable per share of Series D Preferred Stock (on an as-converted to common stock basis) would equal or exceed four times the sum of the initial purchase price of, plus the dividends accrued and compounded to date on, the Series D Preferred Stock. Consequently, the sale of all or substantially all of the shares of Critical Path may result in substantially all of the proceeds of such transaction being distributed to the holders of our Series D Preferred Stock.

We have experienced significant turnover of senior management and our executive management team has been together for a limited time, which could harm our business and operations.

      Throughout 2002 and 2003, we announced a series of changes in our management that included the departure of many senior executives and also made changes in our board of directors. A majority of the current board of directors and senior executives of the Company joined us in 2002 and 2003 and we may continue to make additional changes to our senior management team. Because of these changes our management team has not worked together as a group for a significant length of time and may not be able to work together effectively to successfully execute on revenue goals, implement our strategies and manage our operations. If our management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have long-term employment agreements with any of our executive officers. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could also harm our business and affect our ability to successfully implement our business objectives.

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

      We believe that some of the competitive factors affecting the market for messaging and identity management infrastructure solutions include:

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

We may not be able to respond to the rapid technological change of the messaging and identity management infrastructure industry.

      The messaging and identity management infrastructure industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually develop or introduce and improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing email and messaging services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective customers. If we do not properly identify the feature preferences of prospective customers, or if we fail to deliver email features that meet the standards of these customers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

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

      The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum closing bid price per share of $1.00. On December 23, 2002, the Nasdaq Stock Market Inc. issued a letter to the Company that it was not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. Since that time, we have worked with the Nasdaq Stock Market in an effort to maintain our listing on the Nasdaq National Market. On July 24, 2003, the Nasdaq Stock Market notified us that we had regained compliance with the requirements for continued listing. Nevertheless, there can be no assurance that we will be able to comply with the quantitative or quantitative maintenance criteria or any of the Nasdaq National Market’s listing requirements or other rules, or other markets listing requirements to the extent our stock is listed elsewhere, in the future. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely further decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

Our stock price has demonstrated volatility and overall declines during recent quarters and continued volatility in the stock market may cause further fluctuations and/or decline in our stock price.

      The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the second quarter of 2003, the closing sale prices of our common stock, adjusted for the one-for-four reverse stock split, on the Nasdaq National Market ranged from $2.92 on April 16, 2003 to $4.12 on June 24, 2003. The closing price of our common stock, adjusted for the one-for-four reverse stock split, on June 30, 2003 was $3.96 per share, and on July 31, 2003 it was $3.16 per share. Our stock price may further decline or fluctuate in response to any number of factors and events, such as announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

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

      We derived 61% of our revenues from international sales in the first half of 2003 and 57% of our revenues from international sales in the first half of 2002. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. In particular in 2002 we purchased the remaining interests of our joint venture partners for our operations in Japan. We hope to expend revenues and plan to increase resources to grow our operations in the Asian market. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

      A significant portion of our worldwide operations has a functional currency other than the United States Dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, contracts with vendors and the assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. We recognized a net gain from foreign currency transactions associated with our international operations of $136,000 during the three months ended June 30, 2003 and a net loss of $41,000 during the six months ended June 30, 2003, as compared to net losses of $686,000 and $583,000 during the three and six months ended June 30, 2002, respectively. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

      Information relating to quantitative and qualitative disclosures about market risk is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CONTROLS AND PROCEDURES

Item 4.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

      Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

      (b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California and in the U.S. District Court for the Northern District of California. The derivative complaints alleged that certain of the Company’s former officers and directors breached their fiduciary duties, engaged in abuses of control, were unjustly enriched by sales of the Company’s common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. A settlement of this action has been reached, which involves no monetary payment, or recovery, by the Company, and was preliminarily approved by the Court. A hearing on whether the settlement will be given final approval by the Court is scheduled for October 15, 2003.

      Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of its former officers and directors and underwriters connected with its initial public offering of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. The Company has reached an agreement in principal with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by the Company and no admission of liability. However it is subject to approval by the Court.

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

      Lease Dispute. In July 2000, PeerLogic, Inc. signed a lease for office space in San Francisco, California. In December 2000, Critical Path acquired PeerLogic as a wholly owned subsidiary. After review, the Company determined that local zoning laws likely prohibited a business such as the Company or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The Zoning Administrator determined that the Company’s proposed use of the leased premises was not permitted, but the landlord appealed this determination and prevailed before the San Francisco Board of Appeals. In July 2002, the Company filed a Petition for Writ of Mandamus with the San Francisco Superior Court, seeking reversal of the San Francisco Board of Appeals’ decision In June 2003, the Court granted the Company’s Petition. The Company is awaiting entry of an order from the Court as to whether the Board’s decision is simply reversed, as the Company has requested, or remanded for a further hearing, as the Board has requested.

      In April 2002, the landlord filed suit in San Francisco Superior Court against the Company alleging, among other things, breach of the lease and tort claims related to the lease transaction. In its complaint, the landlord sought unspecified damages for back rent, attorneys’ fees, treble damages under certain statutes, and unspecified punitive damages. Between April 2002 and July 2003, the Company succeeded through several motions filed with the Court in having a number of the landlord’s claims dismissed and some of its requests for damages stricken, including treble damages. The landlord has chosen not to further amend its complaint. In August 2003, the Company filed its answer to the second amended complaint and a cross-complaint against the landlord, under which the Company seeks compensatory damages and unspecified punitive damages for the landlord’s failure to disclose the zoning restrictions on the leased premises before the lease was signed. Litigation in this matter is ongoing.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

      The Company held its Annual Meeting of Shareholders on June 25, 2003 at 10:00 am in San Francisco, California. During the Annual Meeting of Shareholders, for which a quorum was present, the matters that were voted upon by holders of (i) common stock of the Company, and (ii) Series D Cumulative Redeemable Convertible Participating Preferred Stock (“Series D Preferred Stock”), were as follows:

1. Election of Directors;

2. Approval of proposal to allow the Board of Directors in its sole discretion to amend the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of the Company’s common stock at a specific ratio to be determined by the Board of Directors within a range from 1-for-2 to 1-for-10; and the form of the Certificate of Amendment to the Amended and Restated Articles of Incorporation by which the Board of Directors may consummate such action;

3. Approval of an amendment to the Company’s Bylaws to increase the authorized number of directors on the Board of Directors from the current range of four (4) and seven (7) directors to a range of five (5) and nine (9) directors; and

4. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants.

      The following is the results of the voting and includes shares of common stock and Series D Preferred Stock, on an as-converted to common stock basis and does not reflect the one-for-four reverse stock split:

      1.     To elect Directors for a term expiring at the Annual Meeting of Shareholders in 2004:

		Shares
	Shares for	Withheld

William E. McGlashan, Jr.	120,183,497	350,951
The Honorable William S. Cohen	95,702,437	24,832,011
Raul J. Fernandez	98,534,533	21,999,915
Ross M. Dove	98,524,801	22,009,647
Wm. Christopher Gorog	98,934,607	21,599,841
Steven R. Springsteel	98,934,607	21,599,841

      Mr. William E. Ford’s term as a director continued after the meeting as the designee of the Series D Preferred Stock.

      2.     Approval of proposal to allow the Board of Directors in its sole discretion to amend the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of the Company’s common stock at a specific ratio to be determined by the Board of Directors within a range from 1-for-2 to 1-for-10; and the form of the Certificate of Amendment to the Amended and Restated Articles of Incorporation by which the Board of Directors may consummate such action:

For	Against	Abstain
			Non-Votes
118,244,938	3,222,669	66,841	0

      3.     Approval of an amendment to the Company’s Bylaws to increase the authorized number of directors on the Board of Directors from the current range of four (4) and seven (7) directors to a range of five (5) and nine (9) directors:

For	Against	Abstain
			Non-Votes
119,706,627	755,750	72,070	1

      4.     To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2003 fiscal year:

For	Against	Abstain
			Non-Votes
116,686,397	3,795,516	52,535	0

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

3(i)		Certificate of Amendment of Amended and Restated Articles of Incorporation
3(ii)		Amended and Restated By-laws.
4.1		Form of Common Stock Certificate.
10.1		Amended and Restated Loan and Security Agreement dated as of July 18, 2003 by and between Registrant and Silicon Valley Bank.
10.2	#	Change of Control Severance Agreement effective May 29, 2003 by and between the Registrant and William McGlashan.
10.3	#	Change of Control Severance Agreement effective May 29, 2003 by and between the Registrant and Paul Bartlett.
31.1		Rule 13a-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of Chief Financial Officer.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

#	Indicates management contract or compensatory plan or arrangement.

*	The material contained in Exhibits 32.1 and 32.2 is not deemed “filed” with the U.S. Securities and Exchange Commission and is not incorporated by reference into any filing of Critical Path, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

      (b) Reports on Form 8-K

      Report on Form 8-K filed on April 25, 2003 disclosing the resignation of Jeffrey T. Webber as a member of the Board of Directors of Registrant and appointment of Steven Springsteel and Ross Dove as members of the Board of Directors of Registrant.

      On April 29, 2003, the Company filed a Form 8-K furnishing under item 12 the Company’s press release announcing its results for the quarter ended March 31, 2003. The information contained in this Form 8-K shall not be deemed “filed” with the SEC as a result of its reference herein.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL PATH, INC.

By:	/s/ PAUL H. BARTLETT

Paul H. Bartlett
Chief Operating Officer and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Date: August 14, 2003

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Description

3(i)		Certificate of Amendment of Amended and Restated Articles of Incorporation.
3(ii)		Amended and Restated By-laws.
4.1		Form of Common Stock Certificate.
10.1		Amended and Restated Loan and Security Agreement dated as of July 18, 2003 by and between Registrant and Silicon Valley Bank.
10.2	#	Change of Control Severance Agreement effective May 29, 2003 by and between the Registrant and William McGlashan.
10.3	#	Change of Control Severance Agreement effective May 29, 2003 by and between the Registrant and Paul Bartlett.
31.1		Rule 13a-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of Chief Financial Officer.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

#	Indicates management contract or compensatory plan or arrangement.

*	The material contained in Exhibits 32.1 and 32.2 is not deemed “filed” with the U.S. Securities and Exchange Commission and is not incorporated by reference into any filing of Critical Path, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.