Form 10-Q
period 2003-10-30
CRITICAL PATH INC
filed 2003-11-13
CIK 1060801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      As of October 31, 2003, the Company had outstanding 20,570,284 shares of common stock, $0.001 par value per share.

CRITICAL PATH, INC.

PART I

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2002	2003

	(Unaudited)
	(In thousands, except per
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$33,498	$18,247
Short-term marketable securities	5,583	—
Accounts receivable, net	22,818	16,382
Other current assets	4,030	5,744

Total current assets	65,929	40,373
Long-term marketable securities	3,990	—
Equity investments	357	—
Property and equipment, net	18,142	16,080
Goodwill	6,613	6,613
Restricted cash	2,729	—
Other assets	6,246	5,450

Total assets	$104,006	$68,516

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$28,093	$23,955
Accrued liabilities	3,764	3,174
Deferred revenue	10,788	8,147
Line of credit facility	—	4,900
Capital lease and other obligations, current	3,323	2,823

Total current liabilities	45,968	42,999
Convertible subordinated notes payable	38,360	38,360
Capital lease and other obligations, long-term	1,332	433

Total liabilities	85,660	81,792

Commitments and contingencies
Mandatorily redeemable preferred stock
Shares authorized: 5,000
Shares issued and outstanding: 4,000
Liquidation value at September 30, 2003: $63,217	26,900	47,909

Shareholders’ deficit
Common stock and paid-in-capital, $0.001 par value
Shares authorized: 125,000
Shares issued and outstanding: 20,032 and 20,570	2,165,917	2,158,277
Common stock warrants	5,947	5,947
Notes receivable from shareholders	—	(725)
Unearned compensation	(59)	—
Accumulated deficit	(2,179,316)	(2,226,232)
Accumulated other comprehensive income (loss)	(1,043)	1,548

Total shareholders’ deficit	(8,554)	(61,185)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$104,006	$68,516

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2003	2002	2003

	(Unaudited)
	(In thousands, except per share amounts)
Net revenues
Software license	$5,929	$4,264	$27,740	$14,903
Hosted messaging	6,461	4,583	19,007	14,825
Professional services	3,053	2,574	7,635	8,949
Maintenance and support	3,725	4,744	10,917	13,658

Total net revenues	19,168	16,165	65,299	52,335

Cost of net revenues
Software license	563	541	1,436	3,060
Hosted messaging	7,448	6,196	22,835	19,562
Professional services	2,393	2,734	7,002	9,094
Maintenance and support	2,222	1,263	6,549	4,579
Amortization of purchased technology	4,631	—	13,892	—
Stock-based expense — Hosted messaging	113	—	530	8
Stock-based expense — Professional services	50	—	196	3
Stock-based expense — Maintenance and support	92	—	364	6

Total cost of net revenues	17,512	10,734	52,804	36,312

Gross profit	1,656	5,431	12,495	16,023

Operating expenses
Sales and marketing	10,945	7,150	33,262	24,390
Research and development	5,154	4,608	15,329	14,044
General and administrative	5,362	3,228	18,336	9,774
Amortization of intangible assets	6,209	—	18,578	—
Stock-based expense — Sales and marketing	452	—	3,637	18
Stock-based expense — Research and development	287	—	1,062	15
Stock-based expense — General and administrative	212	—	3,620	9
Restructuring and other expenses	—	953	1,539	5,034

Total operating expenses	28,621	15,939	95,363	53,284

Loss from operations	(26,965)	(10,508)	(82,868)	(37,261)
Interest and other income (expense), net	1,927	(3,944)	(803)	(6,845)
Interest expense	(740)	(852)	(2,256)	(2,404)
Gain on investments, net	—	—	—	349
Equity in net loss of joint venture	—	—	(1,408)	—

Loss before provision for income taxes	(25,778)	(15,304)	(87,335)	(46,161)
Provision for income taxes	(234)	(273)	(255)	(754)

Net loss	(26,012)	(15,577)	(87,590)	(46,915)
Accretion on mandatorily redeemable preferred stock	(3,600)	(3,025)	(10,067)	(9,529)

Net loss attributable to common shares	$(29,612)	$(18,602)	$(97,657)	$(56,444)

Net loss per share attributable to common shares — basic and diluted	$(1.51)	$(0.92)	$(5.04)	$(2.84)

Weighted average shares — basic and diluted	19,566	20,126	19,381	19,889

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30,	September 30,
	2002	2003

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(87,590)	$(46,915)
Provision for (recovery of) doubtful accounts	829	(136)
Depreciation and amortization	22,365	13,045
Amortization of intangible assets	32,459	—
Amortization of stock-based costs and expenses	9,409	59
Equity in net loss of joint venture	1,408	—
Change in fair value of preferred stock instrument	2,160	11,480
Gain on the sale of investments, net	—	(349)
Gain on release of funds held in escrow	—	(3,750)
Restructuring charges	1,022	530
Changes in assets and liabilities:
Accounts receivable	4,009	8,055
Other assets	409	(1,466)
Accounts payable	(142)	(5,297)
Accrued liabilities	(1,584)	(1,336)
Deferred revenue	(1,144)	(3,134)

Net cash used in operating activities	(16,390)	(29,214)

Cash flows from investing activities:
Repayment of notes receivable from officers	371	132
Property and equipment purchases	(4,942)	(10,549)
Payments for acquisitions, net of cash acquired	4,512	—
Proceeds from sale of investments	—	2,173
Proceeds from release of funds held in escrow	—	3,750
Proceeds from sale of marketable securities	—	9,573
Purchase of marketable securities	(4,071)	—
Changes in restricted cash	(3,041)	2,729

Net cash provided by (used in) investing activities	(7,171)	7,808

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,529	985
Proceeds from repayments of shareholder notes receivable	1,222	—
Proceeds from line of credit facility	—	4,900
Principal payments on note and lease obligations	(3,616)	(644)

Net cash provided by (used in) financing activities	(865)	5,241

Net change in cash and cash equivalents	(24,426)	(16,165)
Effect of exchange rates on cash and cash equivalents	402	914
Cash and cash equivalents at beginning of period	59,463	33,498

Cash and cash equivalents at end of period	$35,439	$18,247

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The Company

      Critical Path, Inc. was incorporated in California on February 19, 1997. Critical Path, along with its subsidiaries (collectively referred to herein as the “Company”), provides digital communications software and services that enable enterprises, government agencies, wireless carriers, and service providers to rapidly deploy highly scalable solutions for messaging and identity management. Critical Path’s messaging solutions — which are available both as licensed software or hosted services — provide integrated access to a broad range of communication and collaboration applications from wireless devices, Web browsers, desktop clients, and voice systems. On August 1, 2003, the Company effected a one-for-four reverse stock split which reduced its number of shares of Common Stock outstanding from 81,595,042 to 20,398,076 as of that date (See also Note 9 — Reverse Stock Split). The share and per share amounts presented in these condensed consolidated financial statements have been retroactively restated to give effect to the reverse stock split of the Company’s authorized and outstanding common stock and of all shares of Common Stock subject to stock options and warrants.

Liquidity

      The Company’s revenues generated from the sale of its products and services may not increase to a level that exceeds its expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Although the Company expects to continue to review its operating expenses, if it is not successful in achieving a cost reduction or generating sufficient revenues, the Company’s cash flow from operations will continue to be negatively impacted.

      As of September 30, 2003, the Company’s cash and cash equivalents totaled $18.2 million, of which $7.4 million is expected to support its outstanding obligations to Silicon Valley Bank and $6.5 million is located in accounts outside of the United States, which may not be readily available to the Company’s domestic operations. Accordingly, the Company’s readily available cash resources in the United States as of September 30, 2003 were $4.3 million. As a result of its cash position, it will be essential for the Company to complete a financing or other strategic transaction in the fourth quarter in order to continue to operate. The Company is currently in negotiations to raise additional capital; however, there is a significant risk that it will be unable to complete a financing transaction on a timely basis.

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

Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense for fixed options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18. The shares underlying warrants or options, which are unvested, are remeasured at each reporting date until a measurement date occurs, at which time the fair value of the warrant is fixed. The related charge is amortized over the estimated term of the relationship. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not. Currently, all related amortization has been recognized as expense over the term of the estimated benefit period.

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

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost been recognized based on the fair value at the date of grant for options granted, the pro forma amounts of the Company’s net loss and net loss per share during the three and nine months ended September 30, 2002 and 2003 would have been as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2003	2002	2003

	(Unaudited)
	(In thousands, except per share amounts)
Net loss attributable to common shares — as reported	$(29,612)	$(18,602)	$(97,657)	$(56,444)
Add:
Stock-based Employee Compensation expense included in reported net loss attributable to common shares, net of related tax effects	1,206	—	9,409	59
Deduct:
Total stock-based Employee Compensation expense determined under a fair value based method for all grants, net of related tax effects	(14,183)	(4,366)	(23,475)	(9,505)

Net loss attributable to common shares — pro forma	$(42,589)	$(22,968)	$(111,723)	$(65,890)

Basic and diluted net loss per share attributable to common shares — as reported	$(1.51)	$(0.92)	$(5.04)	$(2.84)
Basic and diluted net loss per share attributable to common shares — pro forma	$(2.18)	$(1.14)	$(5.76)	$(3.31)

      The Company calculated the fair value of each option grant on the date of grant during the three and nine months ended September 30, 2002 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following assumptions:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2003	2002	2003

Risk-free interest rate	2.6%	1.7%	2.6%	1.7% – 3.0%
Expected lives (in years)	4.0	4.0	4.0	4.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	111.0%	141.1%	111.0%	97.8% – 141.1%

Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the third quarter of 2003 and such adoption did not have a material effect on the Company’s financial position and results of operations.

      In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangement Containing More-Than-Incidental Software. EITF No. 03-05 addresses the applicability of Statement of Position No. 97-2 regarding software and non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another. EITF Issue No. 03-05 is effective for interim periods beginning after August 13, 2003. The Company is currently assessing the impact of the adoption of EITF No. 03-05 on its financial position and results of operations.

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period ending after December 15, 2003. At this time, the Company does not believe it is reasonably possible that the Company will consolidate or disclose information about variable interest entities. However, the Company will continue to assess the impact of FIN No. 46 on its consolidated financial statements.

      In November 2002, the EITF reached a consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 is effective for interim periods beginning after June 15, 2003. The Company adopted EITF No. 00-21 in the third quarter of 2003 and such adoption did not have a material effect on the Company’s financial position and results of operations.

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted FIN No. 45 in the first quarter of 2003. The recognition and initial measurement provisions of FIN No. 45 did not have a material effect on its financial position and results of operations. The disclosure requirements of FIN No. 45 are contained in Note 7 — Commitments and Contingencies.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in the first quarter of 2003 and incurred $6.3 million in restructuring charges during the nine months ended September 30, 2003.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Strategic Restructuring and Employee Severance

	Liability at					Liability at
	December 31,		Restructuring	Noncash	Cash	September 30,
	2002	Adjustments	Charges	Charges	Payments	2003

	(In millions)
Workforce reduction	$1.2	$(0.6)	$5.5	$(0.1)	$(5.9)	$0.1
Facility and operations consolidation and other charges	1.1	(0.3)	0.5	(0.3)	(0.5)	0.5
Non-core product and service sales and divestitures	0.3	(0.3)	0.3	—	(0.3)	—

Total	$2.6	$(1.2)	$6.3	$(0.4)	$(6.7)	$0.6

      In May 2002, the Board of Directors approved a restructuring plan to further reduce the Company’s expense levels consistent with the then current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. The balance of the 2002 restructuring accrual at September 30, 2003 was approximately $0.3 million and is expected to be utilized by the end of 2004.

      In January 2003, the Company announced a restructuring initiative designed to further reduce its expense level in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction is partially offset by outsourcing approximately 75 positions to lower cost service providers. The Company incurred aggregate charges of approximately $8.0 million resulting from the cost reduction plan, inclusive of $7.0 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $0.7 million in severance and related costs and $1.0 million in facilities lease termination costs. During the first, second, and third quarters of 2003, the Company incurred approximately $4.4 million, $0.9 million, and $1.0 million, respectively, in restructuring charges under the plan, predominantly related to severance and associated employee costs. The Company made payments of $3.6 million, $2.0 million, and $1.1 million during the first, second, and third quarters of 2003, respectively, related to the restructuring initiative.

      Additionally, the Company completed two other restructuring initiatives during 2001 and 2002, with associated expenses of $19.8 million. During the first quarter of 2003, the Company reversed approximately $1.2 million in restructuring expenses, which were accrued during 2001 and 2002, as the Company does not anticipate these amounts will be paid in the future. At September 30, 2003, the restructuring accrual relating to these initiatives was approximately $0.3 million and is expected to be utilized by the end of 2004.

      The Company will continue to review its cost structure as it relates to facility and workforce costs and expect to incur additional restructuring expenses.

Note 3 — Gain on Investments

      During the second quarter of 2003, the Company executed sales of certain of its public and private investments. These sales resulted in a net gain of $349,000, which was comprised of $2.2 million in aggregate cash proceeds, the recognition of $1.5 million in unrealized losses and the elimination of $354,000 in assets held as equity investments. All associated cash proceeds were received during the second quarter of 2003.

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

Note 5 — Goodwill and Other Intangible Assets

      At December 31, 2002 and September 30, 2003, the Company was carrying goodwill of $6.6 million that ceased being amortized from January 1, 2002, in accordance with SFAS No. 142. Amortization expense relating to the other acquired assets was $10.8 million and $32.5 million for the three and nine months ended September 30, 2002, respectively. The Company’s other acquired intangible assets were fully amortized at the end of 2002.

Note 6 — Notes Receivable from Shareholders

      In May 2002 and in connection with the reduction of a previous loan commitment, William McGlashan, Jr., the Company’s Chief Executive Officer, was granted an option to purchase 1,000,000 shares of the Company’s Common Stock, at an exercise price of $1.74 per share, which was the fair market value on the date of grant. The option was immediately exercisable subject to the Company’s lapsing right of repurchase at a price equal to the exercise price per share over a three year period. Mr. McGlashan exercised his right to early exercise purchase the shares through a promissory note and stock pledge agreement in May 2002. As such the Company now holds a promissory note in the amount of $1,740,000 secured by shares of Common Stock. The promissory note accrues interest at the adjustable quarterly reference rate of Fidelity Investments or similar banking entity as the shares vest with respect to that portion of the purchase price representing the purchase price of the “vested” shares. As of September 30, 2003, $12,000 in interest had accrued.

      In accordance with EITF Issue No. 00-23, the early exercise of these options is not considered a substantive exercise, for accounting purposes, until the repurchase right lapses. Accordingly, the total exercise price of these options was initially recognized as an asset, in Other assets, and as a liability, in Capital lease and other obligations. These balances have been reclassified to shareholders’ deficit, in Notes receivable from shareholders, Common Stock and Paid in Capital, as the right of repurchase lapses. One third lapsed in May 2003, and one thirty sixth will lapse monthly thereafter. As of September 30, 2003, $725,000 has been reclassified into Shareholders’ Deficit.

Note 7 — Commitments and Contingencies

      The Company is a party to lawsuits in the normal course of our business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California and in the U.S. District Court for the Northern District of California. The derivative complaints alleged that certain of the Company’s former officers and directors breached their fiduciary duties, engaged in abuses of control, were unjustly enriched by sales of the Company’s common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. A settlement of this action has been reached, which involves no monetary payment, or recovery, by the Company, and was preliminarily approved by the Court. A hearing on whether the settlement will be given final approval by the Court was held on October 15, 2003. The Court’s decision is still under submission.

      Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of its former officers and directors and underwriters connected with its initial public offering of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. The Company has reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by the Company and no admission of liability. However it is subject to approval by the Court.

      Securities and Exchange Commission Investigation. In 2001, the Securities and Exchange Commission (the “SEC”) investigated the Company and certain former officers, employees and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The SEC concluded its investigation of the Company in January 2002 with no imposition of fines or penalties and, without admitting or denying liability, the Company consented to a cease and desist order and an administrative order as to violation of certain non-fraud provisions of the federal securities laws. The investigation has also thus far resulted in charges being filed against five former officers and employees. The Company believes that the investigation of its former officers and employees may continue. While the Company continues to fully cooperate with any requests with respect to such investigation, the Company does not know the status of such investigation.

      Lease Dispute. In July 2000, PeerLogic, Inc. signed a lease for office space in San Francisco, California. In December 2000, Critical Path acquired PeerLogic as a wholly owned subsidiary. After review, the

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company determined that local zoning laws likely prohibited a business such as the Company or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The Zoning Administrator determined that the Company’s proposed use of the leased premises was not permitted, but the landlord appealed this determination and prevailed before the San Francisco Board of Appeals. In July 2002, the Company filed a Petition for Writ of Mandamus with the San Francisco Superior Court, seeking reversal of the San Francisco Board of Appeals’ decision. In June 2003, the Court granted the Company’s petition and subsequently entered a judgment and writ remanding the matter to the San Francisco Board of Appeals and directing the Board of Appeals to make a new determination consistent with its judgment. The landlord subsequently appealed the Superior Court’s ruling. Litigation in this matter is ongoing.

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

      Change of Control Severance Agreements. The Company has entered into change of control severance agreements with certain of its key employees. These agreements provide that so long as the employee signs and does not revoke a standard release of claims with the Company, the employee is entitled to certain severance payments if the employee is involuntarily terminated (as defined in the agreement) within twenty-four months following a change of control (as defined in the agreement) of the Company or within three months on or before a change of control. Assuming the conditions under the agreements that trigger payment obligations are met, the aggregate payment under these agreements is currently estimated to be between $3.5 million and $5.0 million.

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

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 8 — Comprehensive Loss

      The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2003	2002	2003

	(Unaudited)
	(In thousands)
Net loss attributable to common shares	$(29,612)	$(18,602)	$(97,657)	$(56,444)
Unrealized investment losses	(144)	—	(822)	1,468
Foreign currency translation adjustments	(440)	283	1,288	1,123

Total comprehensive Loss	$(30,196)	$(18,319)	$(97,191)	$(53,853)

      There were no tax effects allocated to any components of other comprehensive loss during the three and nine months ended September 30, 2002 or 2003.

Note 9 — Reverse Stock Split

      On July 24, 2003, the Company announced that its Board of Directors had voted to execute a one-for-four reverse stock split. Shareholders granted the board authority to do so at the Company’s annual meeting held on June 25, 2003. To effect the reverse stock split, the Company filed an amendment to its Articles of Incorporation on August 1, 2003. The Company began trading under the new symbol, “CPTHD” on Monday, August 4, 2003. After 20 trading days, the symbol reverted back to “CPTH”. As of August 1, 2003, the total number of shares of Common Stock outstanding was 81,595,042 shares and as of immediately following the proposed one-for-four reverse split, Critical Path had 20,398,076 shares of Common Stock outstanding. The share and per share amounts presented in these condensed consolidated financial statements have been retroactively restated to give effect to a one-for-four reverse stock split of the Company’s authorized and outstanding common stock and for all shares of Common Stock subject to stock options and warrants.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Net Loss Per Share

      Net loss per share is calculated as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2003	2002	2003

	(Unaudited)
	(In thousands, except per share amounts)
Net loss
Net loss attributable to common shares	$(29,612)	$(18,602)	$(97,657)	$(56,444)

Weighted average shares outstanding
Weighted average shares outstanding	19,922	20,212	19,760	19,975
Weighted average shares subject to Repurchase Agreements	(12)	—	(35)	—
Weighted average shares held in escrow related to acquisitions	(344)	(86)	(344)	(86)

Shares used in computation of basic and diluted net loss per share	19,566	20,126	19,381	19,889

Basic and diluted net loss per share
Net loss per share attributable to common shares	$(1.51)	$(0.92)	$(5.04)	$(2.84)

      As of September 30, 2002 and 2003, there were 18.2 million and 29.9 million potential common shares, respectively, that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

Note 11 — Credit Facility

      In September 2002, the Company entered into a $15.0 million one-year line of credit with Silicon Valley Bank, to be utilized for working capital and general corporate operations. The credit facility was amended on March 25, 2003 and again on July 18, 2003, as a result of non-compliance with the financial covenants of the facility. The Company regained compliance with the covenants in the credit facility upon execution of the line of credit agreement on July 18, 2003, remained in compliance at September 30, 2003 and it is currently scheduled to mature on January 30, 2004. The credit facility is secured by certain of the Company’s assets and borrowings under the current agreement bear a variable interest rate of Prime plus 2.0%, which has ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Commitment fees related to the credit facility included an initial commitment fee of 0.50%, or $75,000, and additional commitment fees of $35,000 for each of the two amendments. The facility carries an additional fee based on unused credit of 0.45% payable at the end of each quarterly period in arrears and an early termination fee of 1.0% of the total credit facility through maturity. During the first quarter of 2003, the Company drew $4.9 million against the line of credit, which remained outstanding at September 30, 2003; additionally, during the second quarter the Company reduced letters of credit held under the credit facility from $5.5 million at March 31, 2003 to $2.5 million at September 30, 2003. All associated interest and fees are included as a component of interest expense.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Preferred Stock Financing

      The carrying value of the Series D Preferred Stock at December 31, 2002 and September 30, 2003 was determined as follows:

	December 31,	September 30,
	2002	2003

	(Unaudited)
	(In thousands)
Series D Preferred Stock	$55,000	$55,000
Less: Issuance costs	(3,075)	(3,075)

Series D Preferred Stock, net of issuance costs	51,925	51,925
Less amounts allocated to:
Common stock warrants	(5,250)	(5,250)
Beneficial conversion feature	(41,475)	(41,475)
Add cumulative change in liquidation preference	7,440	18,920
Add accumulated accretion	14,260	23,789

Carrying value of Series D Preferred Stock and embedded change-in-control feature	$26,900	$47,909

      In connection with the financing transaction, which closed in December 2001, the Series D Preferred Stock was deemed to have an embedded derivative instrument. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Interest and Other Income (Expense). At September 30, 2002 and 2003, the estimated fair value of the liquidation preference was $7.4 million and $24.1 million, respectively, resulting in a net charge (credit) during the three and nine months ended September 30, 2003 of $4.9 million and $11.5 million, respectively, and $(1.2) million and $2.2 million during the same periods in 2002.

      During the three and nine months ended September 30, 2003, the accretion on redeemable convertible preferred shares totaled $3.0 million and $9.5 million, respectively, comprised of accrued dividends of $1.5 million and $3.7 million, respectively, and accretion of the beneficial conversion feature of $1.5 million and $5.8 million, respectively. During the three and nine months ended September 30, 2002, the accretion on redeemable convertible preferred shares totaled $3.6 million and $10.1 million, respectively, comprised of accrued dividends of $1.1 million and $3.3 million, respectively, and accretion of the beneficial conversion feature of $2.5 million and $6.8 million, respectively.

CRITICAL PATH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our ability to operate in the future, our ability to obtain funding, our future strategic, operational and financial plans, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, the adequacy of our current facilities and our ability to obtain additional space, our litigation strategy, use of future earnings, the feature, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense reduction, anticipated effects of restructuring and retirement of debt, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, difficulties of forecasting future results due to our limited operating history, failure to obtain additional financing on favorable terms or at all, failure to meet sales and revenue forecasts, evolving business strategy and the emerging nature of the market for our products and services, finalization of pending litigation and the settlement of the continuing SEC investigation against former executives and directors, turnover within and integration of senior management, board of directors members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which the Company does business, risks associated with our international operations, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and failure to expand our sales and marketing activities, risks associated with an inability to maintain continued compliance with the Nasdaq National Market listing requirements, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That May Affect Future Operating Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

      On July 24, 2003, we announced that our Board of Directors had voted to execute a one-for-four reverse stock split. Shareholders granted the board authority to do so at the Critical Path annual meeting held on June 25, 2003. To effect the reverse stock split, we filed an amendment to our Articles of Incorporation on August 1, 2003. We began trading under the new symbol, “CPTHD” on Monday, August 4, 2003. After 20 trading days, the symbol reverted back to “CPTH”. As of August 1, 2003, the total number of shares of Common Stock outstanding was 81,595,042 shares and as of immediately following the proposed one-for-four reverse split, Critical Path had 20,398,076 shares of Common Stock outstanding. The share and per share amounts presented in these condensed consolidated financial statements have been retroactively restated to give effect to a one-for-four reverse stock split of Critical Path’s authorized and outstanding common stock and for all shares of Common Stock subject to stock options and warrants.

Recent Events

      Robert Allen Shipp, the Company’s President, has resigned as President of Critical Path, Inc. effective November 11, 2003. The Company’s Chief Executive Officer, William E. McGlashan, Jr., and the Company’s Chief Operating Officer and Chief Financial Officer, Paul H. Bartlett, will assume the duties formerly performed by Mr. Shipp.

Critical Accounting Policies

      There have been no material changes to our critical accounting policies and estimates as disclosed in our report on Form 10-K/A for the year ended December 31, 2002.

Results of Operations

      In view of the rapidly evolving nature of our business, prior acquisitions, organizational restructuring, and limited operating history, we believe that period over period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At September 30, 2003, we had 419 employees as compared to 577 employees at December 31, 2002 and 599 employees at September 30, 2002. We do not believe that our historical fluctuations in revenues, expenses, or personnel are indicative of future results.

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

      Software License. We recognized $4.3 million and $14.9 million in software license revenues during the three and nine months ended September 30, 2003, respectively, as compared to $5.9 million and $27.7 million during the three and nine months ended September 30, 2002, respectively, resulting in period over period decreases of $1.6 million and $12.8 million. These decreases in software license revenues were primarily attributable to fewer customer purchases resulting from unfavorable worldwide macroeconomic conditions and an uncertain political climate that resulted in delayed customer information technology spending, predominantly in the northern and central European and domestic markets.

      Hosted Messaging. We recognized $4.6 million and $14.8 million in hosted messaging revenues during the three and nine months ended September 30, 2003, respectively, as compared to $6.5 million and $19.0 million during the same periods in 2002, resulting in period over period decreases of $1.9 million and $4.2 million. These decreases in hosted messaging revenues were primarily due to the loss of customers and reduced volume.

      Professional Services. We recognized $2.6 million and $8.9 million in professional services revenues during the three and nine months ended September 30, 2003, respectively, as compared to $3.1 million and $7.6 million during the three and nine months ended September 30, 2002, respectively, resulting in a quarter to date decrease of $479,000 and a year to date increase of $1.3 million. The year to date increase in professional services revenues was primarily attributable to improved utilization rates and additional projects associated with software license sales. The quarter to date decrease in professional services revenues was primarily due to resources dedicated to a large hosted customer implementation and seasonality in Europe.

      Maintenance and Support. We recognized $4.7 million and $13.7 million in maintenance and support revenues during the three and nine months ended September 30, 2003, respectively, as compared to $3.7 million and $10.9 million during the same periods in 2002, resulting in period over period increases of $1.0 million and $2.8 million. These increases in maintenance and support revenues were primarily due to favorable renewal rates and additional license sales with associated maintenance and support during 2002 and 2003.

      Critical Path’s international operations accounted for approximately 55% and 57% of net revenues during the three and nine months ended September 30, 2003, respectively, as compared to 59% and 57% during the same periods in 2002.

Cost of Net Revenues

      Software License. Cost of net software license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs, and third-party royalties. The cost of net software license revenues was $541,000 and $3.1 million during the three and nine months ended September 30, 2003, respectively, as compared to $563,000 and $1.4 million during the three and nine months ended September 30, 2002, respectively, resulting in a quarter to date decrease of $22,000 and a year to date increase of $1.7 million. The year to date increase in software license costs was primarily attributable to an increase in third party costs associated with a major European license transaction, which required us to purchase third party technology to integrate with our offering. Software license costs returned to normal levels in the third quarter and they should remain relatively constant in the fourth quarter.

      Hosted Messaging. Cost of net hosted messaging revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of hardware, software and related services in connection with our network infrastructure, amortization of purchased technology, Internet connection charges, personnel costs incurred in operations, and other direct and allocated indirect costs. The cost of net hosted messaging revenues was $6.2 million and $19.6 million during the three and nine months ended September 30, 2003, respectively, as compared to $7.4 million and $22.8 million during the same periods in 2002, resulting in period over period decreases of $1.2 million and $3.2 million. These decreases in hosted messaging costs during the three and nine months ended September 30, 2003 were primarily due to the retirement of surplus network infrastructure hardware and software, affecting a reduction in depreciation expense, and cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees and associated reduction in related personnel costs of $124,000 and $920,000, respectively, and the cancellation of certain outside consulting arrangements accounting for $380,000 and $512,000, respectively. Depreciation expenses included in hosted messaging costs totaled $1.9 million and $6.8 million during the three and nine months ended September 30, 2003, respectively, as compared to $3.9 million and $12.3 million during the three and nine months ended September 30, 2002, respectively. These decreases were partially offset by an increase in service fees associated with the management of our data center operations of $1.3 million and $3.7 million during the three and nine months ended September 30, 2003, respectively. We expect hosted messaging costs to increase slightly in the fourth quarter.

      Professional Services. Cost of net professional services revenues consist primarily of personnel costs including custom engineering, installation and training services for both hosted and licensed solutions, and other direct and allocated indirect costs. The cost of net professional services revenues was $2.7 million and $9.1 million during the three and nine months ended September 30, 2003, respectively, as compared to $2.4 million and $7.0 million during the three and nine months ended September 30, 2002, respectively, resulting in period over period increases of $341,000 and $2.1 million. These increases in professional services costs during the three and nine months ended September 30, 2003 were primarily attributable to incremental consulting and personnel costs associated with a major European deal. We expect professional services costs to increase slightly in the fourth quarter.

      Maintenance and Support. Cost of net maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. The cost of net maintenance and support revenues was $1.3 million and $4.6 million during the three and nine months ended September 30, 2003, respectively, as compared to $2.2 million and $6.5 million during the same periods in 2002, resulting in period over period decreases of $959,000 and $1.9 million. These decreases in maintenance and support costs during the three and nine months ended September 30, 2003 were primarily due to cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees and associated reduction in related personnel costs of $481,000 and $830,000, respectively, and the consolidation of facilities of $529,000 and $1.1 million, respectively. We expect maintenance and support costs to increase slightly in the fourth quarter.

      Operations, customer support, and professional services staff decreased to 121 employees at September 30, 2003 from 190 employees at September 30, 2002.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, and, to a lesser extent, advertising, public relations, other promotional costs, and related overhead. Sales and marketing expenses were $7.2 million and $24.4 million during the three and nine months ended September 30, 2003, respectively, as compared to $10.9 and $33.3 million during the three and nine months ended September 30, 2002, respectively, resulting in period over period decreases of $3.7 million and $8.9 million. These decreases in sales and marketing expenses during the three and nine months ended September 30, 2003 were primarily attributable to cost savings generated through our 2002 and 2003 restructuring initiatives, including the reduction of employees, from 152 at September 30, 2002 to 103 at September 30, 2003, affecting a reduction in related personnel expenses of $2.3 million and $4.4 million, respectively, the consolidation of facilities of $1.1 million and $2.3 million, respectively, the reduction in certain marketing program costs of $307,000 and $1.9 million, respectively, and the reduction in outside expenses of $97,000 and $268,000, respectively. We expect sales and marketing expenses to increase slightly in the fourth quarter.

      Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. Research and development expenses were $4.6 million and $14.0 million during the three and nine months ended September 30, 2003, respectively, as compared to $5.2 million and $15.3 million during the same periods in 2002, resulting in period over period decreases of $546,000 and $1.3 million. These decreases in research and development expenses during the three and nine months ended September 30, 2003 were primarily due to cost savings generated through our 2002 and 2003 restructuring initiatives, including the reduction of employees, from 167 at September 30, 2002 to 128 at September 30, 2003, affecting a reduction in related personnel expenses of $627,000 and $1.0 million, respectively, and the consolidation of facilities of $410,000 and $861,000, respectively. We expect research and development expenses to increase slightly in the fourth quarter.

      General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expenses were $3.2 million and $9.8 million during the three and nine months ended September 30, 2003, respectively, as compared to $5.4 million and $18.3 million during the three and nine months ended September 30, 2002, respectively, resulting in period over period decreases of $2.2 million and $8.5 million. These significant decreases in general and administrative expenses during the three and nine months ended September 30, 2003 were primarily attributable to cost savings generated through our 2002 and 2003 restructuring initiatives, including the reduction of employees, from 90 at September 30, 2002 to 67 at September 30, 2003, affecting a reduction in related personnel costs of $947,000 and $2.6 million, respectively, the reduction of outside legal and litigation fees of $306,000 and $1.6 million, respectively, the cancellation of certain outside consulting arrangements of $456,000 and $1.6 million, respectively, and the reduction of bad debt expense of $232,000 and $1.2 million, respectively. We expect general and administrative expenses to remain relatively flat in the fourth quarter.

Goodwill and Other Intangible Assets

      In connection with the adoption of SFAS No. 142, in January 2002, we reclassified certain intangible assets and related amortization associated with assembled workforce to goodwill and ceased any future amortization of goodwill.

      In connection with our acquisitions completed in 1999 and 2000, all of which were accounted for using the purchase method of accounting, we recorded goodwill and other intangible assets, primarily for assembled workforce, customer base and existing technology. Additionally, we have recorded intangible assets related to certain warrants issued to strategic partners. In connection with the adoption of SFAS No. 142, discussed above, we have reclassified certain intangible assets and related amortization associated with assembled workforce out of intangible assets and into goodwill. Based on the types of identifiable intangible assets acquired, amortization expenses of $4.6 million and $13.9 million were allocated to the cost of net revenues during the three and nine months ended September 30, 2002, respectively, and amortization expenses of $6.2 million and $18.6 million were allocated to operating expenses during the three and nine months ended September 30, 2002, respectively. The amortization of all intangible assets was completed by the end of 2002.

Stock-Based Expenses

      Stock-based expenses are comprised of stock-based charges related to stock options and warrants granted to employees and consultants. Stock-based expenses were zero and $59,000 during the three and nine months ended September 30, 2003, respectively, as compared to $1.2 million and $9.4 million during the three and nine months ended September 30, 2002, respectively. Based on the functions of the employees and consultants participating in the related option grants, zero and $17,000 was allocated to cost of net revenues and zero and $42,000 was allocated to operating expenses during the three and nine months ended September 30, 2003, respectively. During the three and nine months ended September 30, 2002, $255,000 and $1.1 million was allocated to cost of net revenues and $951,000 and $8.3 million was allocated to operating expenses, respectively. The significant period over period decline in stock-based expenses was due primarily to a reduction in the unearned compensation balances related to grants as a result of headcount reductions and the completion of amortization of nearly all unearned compensation as of the end of 2002.

Restructuring and Other Expenses

	Liability at					Liability at
	December 31,		Restructuring	Noncash	Cash	September 30,
	2002	Adjustments	Charges	Charges	Payments	2003

	(In millions)
Workforce reduction	$1.2	$(0.6)	$5.5	$(0.1)	$(5.9)	$0.1
Facility and operations consolidation and other charges	1.1	(0.3)	0.5	(0.3)	(0.5)	0.5
Non-core product and service sales and divestitures	0.3	(0.3)	0.3	—	(0.3)	—

Total	$2.6	$(1.2)	$6.3	$(0.4)	$(6.7)	$0.6

      In May 2002, the Board of Directors approved a restructuring plan to further reduce our expense levels consistent with the current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. The balance of the 2002 restructuring accrual at September 30, 2003 was approximately $0.3 million and is expected to be utilized by the end of 2004.

      In January 2003, we announced a restructuring initiative designed to further reduce our expense level in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction is partially offset by outsourcing approximately 75 positions to lower cost service providers. We incurred an aggregate charge of $8.0 million resulting from the cost reduction plan, inclusive of $7.0 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $0.7 million in severance and related costs and $1.0 million in facilities lease termination costs. During the first, second, and third quarters of 2003, we incurred approximately $4.4 million, $0.9 million, and $1.0 million, respectively, in restructuring charges under the plan, predominantly related to severance and associated employee costs. We made payments of $3.6 million, $2.0 million, and $1.1 million during the first, second, and third quarters of 2003, respectively, related to the restructuring initiative.

      Additionally, we completed two restructuring initiatives during 2001 and 2002, with associated expenses of $19.8 million. During the first quarter of 2003, we reversed approximately $1.2 million in restructuring expenses, which were accrued during 2001 and 2002, as we do not anticipate these amounts will be paid in the future. At September 30, 2003, the balance of the 2003 restructuring accrual was approximately $0.3 million and is expected to be utilized by the end of 2004.

      We will continue to review our cost structure as it relates to facility and workforce costs and expect to incur additional restructuring expenses.

Interest and Other Income (Expense), Net

      Interest and other income (expense), net consists primarily of interest earnings on cash and cash equivalents as well as net gains (losses) on foreign exchange transactions and changes in the fair value of the liquidation preference on the Series D Preferred Stock. Interest income was $105,000 and $306,000 during the three and nine months ended September 30, 2003, respectively, as compared to $369,000 and $1.3 million during the three and nine months ended September 30, 2002, respectively, resulting in period over period decreases of $264,000 and $970,000. These decreases were due to lower cash balances available for investing and the elimination of short-term investments from cash and cash equivalents. Cash balances declined during the nine months ended September 30, 2003 due primarily to the funding of our operating activities. We recognized net losses from foreign currency transactions associated with our international operations of $243,000 and $284,000 during the three and nine months ended September 30, 2003, respectively, as compared to a net gain of $113,000 during the three months ended September 30, 2002 and a net loss of $469,000 during the nine months ended September 30, 2002. Based on the current international markets, we expect that fluctuations in foreign currencies could have a significant impact on our operating results during the remainder of 2003. In addition, we recognized a gain of $3.8 million in June 2003 related to the early release of funds held in escrow (see also Release of The docSpace Company Escrow Funds).

      In connection with the financing transaction closed in December 2001, the Series D Preferred Stock was deemed to have an embedded derivative instrument. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Interest and Other Income (Expense). At September 30, 2002 and 2003, the estimated fair value of the liquidation preference was $7.4 million and $24.1 million, respectively. This resulted in a net charge to other expense during the three and nine months ended September 30, 2003 of $4.9 million and $11.5 million, respectively, as compared to $1.2 million and $4.5 million during the same periods in 2002.

Gain on Investments

      During the second quarter of 2003, we executed sales of certain of our public and private investments. These sales resulted in a net gain of $349,000, which was comprised of $2.2 million in aggregate cash proceeds, the recognition of $1.5 million in unrealized losses and the elimination of $354,000 in assets held as equity investments. All associated cash proceeds were received during the second quarter.

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

Depreciation Expense

      Depreciation expense primarily relates to the expensing, over the estimated useful lives, of hardware, software and related services in connection with our network infrastructure for our hosted messaging services, leasehold improvements and equipment used in our general operations. Depreciation expense totaled $3.9 million and $13.1 million during the three and nine months ended September 30, 2003, respectively, as compared to $6.7 million and $21.9 million during the three and nine months ended September 30, 2002, respectively, resulting in period over period decreases of $2.9 million and $8.8 million. These decreases were primarily due to the write-down of and complete depreciation of equipment related to our hosted messaging operations, partially offset by capital expenditures related to our network infrastructure. Included in these amounts was depreciation expense related to cost of net hosted messaging revenues, which totaled $1.9 million and $6.8 million during the three and nine months ended September 30, 2003, respectively, as compared to $3.9 million and $12.3 million during the same periods in 2002. The remaining depreciation expense related to capital expenditures incurred for general operations of our business and has been allocated to cost of net revenues and operating expense, as appropriate.

Interest Expense

      Interest expense consists primarily of the interest and amortization of issuance costs related to our 5 3/4% Convertible Subordinated Notes issued in March 2000, interest and fees on our line of credit facility with Silicon Valley Bank, and interest on certain capital leases. During the three and nine months ended September 30, 2003, we incurred approximately $852,000 and $2.4 million, respectively, in interest expense, of which $556,000 and $1.6 million related to our Convertible Subordinated Notes, $145,000 and $331,000 related to our line of credit facility, $69,000 and $206,000 related to amortization of debt issuance costs, and $13,000 and $89,000 related to capital leases and other long-term obligations, respectively. During the three and nine months ended September 30, 2002, we incurred approximately $740,000 and $2.3 million, respectively, in interest expense, of which $556,000 and $1.7 million related to our Convertible Subordinated Notes, $69,000 and $206,000 related to the amortization of debt issuance costs, and $29,000 and $84,000 related to capital leases and other long-term obligations, respectively. There were no charges in the first nine months of 2002 related to our line of credit facility with Silicon Valley Bank, as it was not established until September 2002. Interest expense was relatively flat period over period.

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

      We recorded no equity in net loss of joint venture during the three and nine months ended September 30, 2003 as compared to zero and $1.4 million during the three and nine months ended September 30, 2002, respectively.

Provision for Income Taxes

      We recognized a provision for income taxes of $273,000 and $754,000 during the three and nine months ended September 30, 2003, respectively, as compared to $234,000 and $255,000 during the three and nine months ended September 30, 2002, respectively, as certain of our European operations generated income taxable in certain European jurisdictions. The provision for income taxes during the nine months ended September 30, 2002 was partially offset by an $800,000 U.S. federal income tax benefit due to the repeal of the federal corporate alternative minimum tax recorded in the first quarter of 2002. No current provision or benefit for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization.

Accretion on Redeemable Convertible Preferred Shares and Valuation of Liquidation Preference

      In connection with the financing transaction completed during December 2001, we received net cash proceeds of approximately $27 million and retired approximately $65 million in face value of our outstanding convertible subordinated notes in exchange for shares of our Series D Cumulative Redeemable Convertible Participating Preferred Stock. The preferred stock includes an automatic redemption on November 8, 2006 and cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis. At issuance, the Series D Preferred Stock was deemed to have an embedded beneficial conversion feature which was limited to the net proceeds allocable to preferred stock of approximately $42 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series D Preferred Stock and will accrete over the term of the Series D Preferred Stock. During the three and nine months ended September 30, 2003, the accretion on redeemable convertible preferred shares totaled $3.0 million and $9.5 million, respectively, comprised of accrued dividends of $1.5 million and $3.7 million, respectively, and accretion of the beneficial conversion feature of $1.5 million and $5.8 million, respectively. During the three and nine months ended September 30, 2002, the accretion on redeemable convertible preferred shares totaled $3.6 million and $10.1 million, respectively, comprised of accrued dividends of $1.1 million and $3.3 million, respectively, and accretion of the beneficial conversion feature of $2.5 million and $6.8 million, respectively.

Credit Facility

      In September 2002, we entered into a $15.0 million one-year line of credit with Silicon Valley Bank, to be utilized for working capital and general corporate operations. The credit facility was amended on March 25, 2003 and again on July 18, 2003, as a result of non-compliance with the financial covenants of the facility. We regained compliance with the credit facility upon execution of the loan agreement executed on July 18, 2003 and it is currently scheduled to mature on January 30, 2004. The credit facility is secured by certain of our assets and borrowings bear variable interest, which has ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Commitment fees related to the credit facility included an initial commitment fee of 0.50%, or $75,000, and additional commitment fees of $35,000 for each of the two amendments. The facility carries an additional fee based on unused credit of 0.45% payable at the end of each quarterly period in arrears and an early termination fee of 1.0% of the total credit facility through maturity. During the first quarter of 2003, we drew $4.9 million against the line of credit, which remained outstanding at September 30, 2003; additionally, during the second quarter we reduced letters of credit held under the credit facility from $5.5 million at March 31, 2003 to $2.5 million at September 30, 2003. All associated interest and fees are included as a component of interest expense.

Liquidity and Capital Resources

First Nine Months of 2003

      As of September 30, 2003, our cash and cash equivalents totaled $18.2 million and our working capital amounted to negative $2.6 million. During the first nine months of 2003, cash and cash equivalents decreased by approximately $15.3 million.

      Revenue generated from the sale of our products and services may not increase to a level that exceeds our expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Although we expect to continue to review our operating expenses, if we are not successful in achieving a cost reduction or generating sufficient revenues, our cash flow from operations will continue to be negatively impacted.

      As of September 30, 2003, $7.4 million of our $18.2 million in cash and cash equivalents is expected to support our outstanding obligations to Silicon Valley Bank and approximately $6.5 million is located in accounts outside of the United States, which may not be readily available for our domestic operations. Accordingly, our readily available cash resources in the United States as of September 30, 2003 were approximately $4.3 million. As a result of our cash position, it will be essential for Critical Path to complete a financing or other strategic transaction in the fourth quarter in order to continue to operate. Critical Path is currently in negotiations to raise additional capital; however, there is a significant risk that we will be unable to complete a financing transaction on a timely basis.

      We used net cash of $29.2 million to fund operating activities during the first nine months of 2003, primarily due to our net loss, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related revenues from the sale of our software products and services.

During the first nine months of 2003, we paid $1.1 million in interest payments related to the Convertible Subordinated Notes and $6.7 million in restructuring payments. In addition, we used cash of $2.3 million to make certain software and hardware support and maintenance renewal payments and $2.1 million to pay insurance premiums for fiscal year 2003.

      We received net cash of $7.8 million from investing activities during the first nine months of 2003, primarily through the sale of marketable securities of $9.6 million and unrestricting $2.7 million in previously restricted cash. In addition, we received $3.8 million from the early release of funds held in escrow (see also Release of The docSpace Company Escrow Funds section of the Management Discussion and Analysis) and $2.2 million from the sale of certain of our public and private investments during the second quarter of 2003. These cash inflows from investing activities were partially offset by $10.5 million in property and equipment purchases, primarily for hardware, software and related services related to our network infrastructure.

      We received net cash of $5.2 million from financing activities during the first nine months of 2003, primarily through $4.9 million in borrowings against our line of credit with Silicon Valley Bank. As discussed earlier in Note 7 of Notes to Condensed Consolidated Financial Statements and in the Management’s Discussion and Analysis section we entered into a $15.0 million one-year line of credit with Silicon Valley Bank, which is scheduled to mature on January 30, 2004. In addition, we raised $985,000 in proceeds from the issuance of common stock. These cash inflows from financing activities were partially offset by approximately $644,000 in principal payments on note and capital lease obligations.

      Our primary sources of capital have come from debt and equity financings that we have completed over the past five years. Revenues generated from the sale of our products and services may not increase to a level that exceeds our expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Since inception, we have incurred aggregate consolidated net losses of approximately $2.2 billion, which includes $1.3 billion related to the impairment of long-lived assets, $444.5 million related to non-cash charges associated with ten acquisitions and $172.1 million related to non-cash stock-based compensation expenses.

      We receive cash from the exercise of stock options and the sale of stock under our Employee Stock Purchase Plan and employee stock option plans. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the employee stock option plans, our Employee Stock Purchase Plan and general market conditions.

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

      Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. We endeavor to pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods may be impacted by the nature of accounts payable arrangements. We may face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold the cash. For example, our ability to use cash held in our German subsidiary for any reason other than the operation of this subsidiary may result in certain tax liabilities and may be subject to local laws that could prevent the transfer of cash from Germany to any other foreign or domestic account. At September 30, 2003, approximately $6.5 million was held outside of the United States. Additionally, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, contracts with vendors, and working capital, as a significant portion of our worldwide operations have a functional currency other than the United States Dollar. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

      A number of non-cash items have been charged to expense and increased our net loss in the nine months ended September 30, 2003. These items include depreciation and amortization of property and equipment and intangible assets, amortization of unearned stock-based compensation and other stock-based compensation charges and provisions for doubtful accounts. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows.

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

First Nine Months of 2002

      As of September 30, 2002, our cash, cash equivalents and short-term investments totaled $49.2 million, comprised of $35.4 million in cash and cash equivalents and $13.8 million in short-term investments. Our working capital amounted to approximately $29.5 million. During the first nine months of 2002, we used approximately $24.4 million in cash and cash equivalents.

      We used net cash of $16.4 million to fund operating activities during the first nine months of 2002, primarily due to our net loss, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related revenues from the sale of our software products and services. In addition, accrued expenses decreased by $1.6 million due primarily to the payment of acquisition retention bonus amounts during the second quarter of 2002. These cash outflows for operating activities were partially offset by improved receivable collections of $4.0 million.

      We used net cash of $7.2 million in investing activities during the first nine months of 2002, of which $4.1 million was used to purchase additional short-term investments, $3.0 million was used to issue a cash security deposit to support a negotiated licensing agreement, and $4.9 million was used to purchase additional network infrastructure equipment and to fund a portion of the tenant improvements in our San Francisco office. During the second quarter of 2002, we acquired the remaining 60% ownership interest in our Japanese joint venture, Critical Path Pacific, Inc., for $3.0 million in cash and the assumption of $2.6 million in business restructuring and capital lease obligations. As a result of the acquisition, we actually recognized a net increase in cash, as the cash held on the books of the joint venture exceeded the cash portion of the purchase price by $4.5 million.

      We used net cash of $865,000 in financing activities during the first nine months of 2002, primarily to retire $3.6 million in principal on capital lease obligations. This cash outflow from financing activities was partially offset by proceeds from the repayment of notes receivable by former officers and shareholders of $1.2 million and the sale of our common stock of $1.5 million.

Contractual Obligations

      The Contractual Obligations and Commitments Table below sets forth our significant obligations and commitments as of September 30, 2003.

	Fiscal Year

						2007 and
	Total	2003	2004	2005	2006	Beyond

	(Unaudited)
	(In thousands)
Contractual Cash Obligations:
Convertible subordinated notes, including interest(1)	$42,772	$1,103	$2,206	$39,463	$—	$—
Line of credit facility(2)	4,900	—	4,900	—	—	—
Operating lease obligations	34,210	1,409	5,217	4,858	4,103	18,623
Capital lease obligations	2,063	1,705	358	—	—	—
Other purchase obligations(3)	10,188	3,570	5,844	477	182	115

Total Contractual Cash Obligations	$94,133	$7,787	$18,525	$44,798	$4,285	$18,738

(1)	Represents the Critical Path 5 3/4% Convertible Subordinated Notes due April 2005.

(2)	Represents the line of credit facility with Silicon Valley Bank.

(3)	Represents certain contractual obligations related to licensed software, maintenance contracts, management of data center operations and network infrastructure storage costs. Including approximately, $2.4 million and $5.2 million in cash obligations to Hewlett Packard related to our managed services agreement during 2003 and 2004, respectively. However, we expect our actual service fees due to Hewlett Packard under the managed services agreement to total between $6.4 million and $9.2 million per annum.

Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 in the third quarter of 2003 and such adoption did not have a material effect on our financial position and results of operations.

      In May 2003, the EITF reached a consensus on EITF No. 03-05, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangement Containing More-Than-Incidental Software. EITF No. 03-05 addresses the applicability of Statement of Position No. 97-2 regarding software and non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another. EITF No. 03-05 is effective for interim periods beginning after August 13, 2003. We are currently assessing the impact of the adoption of EITF No. 03-05 on our financial positions and results of operations.

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period ending after December 15, 2003. At this time, we do not believe it is reasonably possible that we will consolidate or disclose information about variable interest entities. However, we will continue to assess the impact of FIN No. 46 on our consolidated financial statements.

      In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF Issue No. 00-21 is effective for interim periods beginning after June 15, 2003. We adopted EITF Issue No. 00-21 in the third quarter of 2003 and such adoption did not have a material effect on our financial position and results of operations.

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

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 in the first quarter of 2003 and incurred $6.3 million in restructuring charges during the nine months ended September 30, 2003.

Additional Factors That May Affect Future Operating Results

We will need to raise additional capital and may need to initiate other operational strategies that will dilute existing shareholders.

      We believe that existing capital resources will not be sufficient to maintain current and planned operations. Accordingly, it is essential for us to complete a financing or other strategic transaction in the fourth quarter in order to continue to operate. Such a financing would be dilutive to existing shareholders. If we are unable to complete a financing or other strategic transaction on a timely basis, we will not be able to continue to operate beyond the fourth quarter without the protection of applicable bankruptcy laws. Even if we are able to obtain additional financing in the near term, we may be required to raise additional funds in the future, particularly if we are unable to generate positive cash flow as a result of our operations. Such financing may not be available in sufficient amounts or on terms acceptable to us and will be dilutive to existing shareholders. Additionally, we face a number of challenges in operating our business, including but not limited to our ability to overcome viability concerns of our prospective customers given our current capital needs, the amount of resources necessary to maintain worldwide operations, continued sluggishness in technology spending, and significant contingent liabilities associated with litigation. In the event that resolution of these or other operational matters involve issuance of stock or other derivative instruments, our existing shareholders may experience significant dilution.

We have a history of losses, expect continuing losses and may never achieve profitability.

      As of September 30, 2003, we had an accumulated deficit, including other comprehensive income, of approximately $2.2 billion. We have not achieved profitability in any period and may continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. However, we will continue to spend resources on maintaining and strengthening our business, and this may, in the near term, have a negative effect on our operating results and our financial condition.

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

      We cannot accurately forecast our revenues as a result of our limited operating history, evolving business strategy and the emerging nature of the Internet messaging infrastructure market. Forecasting is further complicated by rapid changes in our business due to integration of acquisitions we completed in 1999 and 2000, our recent strategic and operational restructurings, as well as significant fluctuations in license revenues as a percentage of total revenues from 38% in 2000 to 30% in 2001, 40% in 2002 and 28% in the nine months ended September 30, 2003. Our revenues in some past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

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

      In December 2001, we issued 4,000,000 shares of Series D Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), and warrants to purchase up to an additional 625,000 shares of common stock, in a private placement to a group of investors. The shares of Series D Preferred Stock accrue and cumulate dividends at 8% per year, and are convertible into common stock at the option of the holder. The conversion rate at which a share of Series D Preferred Stock is convertible into common stock is approximately 3.274 shares of common stock for one share of Series D Preferred Stock. This conversion rate is subject to adjustment based on the accretion of dividends and other anti-dilution adjustments. As of September 30, 2003, the outstanding shares of Series D Preferred Stock were convertible into approximately 15.1 million shares of common stock. To the extent the Series D Preferred Stock is converted into common stock, a very significant number of additional shares of common stock may be sold into the market, which could decrease the price of our common stock.

Our preferred stock carries a substantial liquidation preference, which could significantly impact the return to common equity holders upon an acquisition.

      In the event of a liquidation, dissolution or winding up of Critical Path, the holders of Series D Preferred Stock would be entitled to receive $13.75 per share of Series D Preferred Stock plus all accrued cumulative dividends on such share before any proceeds from the liquidation, dissolution or winding up is paid to holders of our common stock. As of September 30, 2003, the shares of Series D Preferred Stock have an aggregate initial liquidation preference of approximately $63.2 million, which increases on a daily basis at an annual rate of 8%, compounded on a semi-annual basis. The shares of Series D Preferred Stock have a maximum aggregate initial liquidation preference of approximately $81.4 million. If we are acquired before December 2006, the holders of Series D Preferred Stock will be entitled to receive an initial preference payment equal to approximately $81.4 million, regardless of the amount of dividends accrued at the time of the acquisition. After this initial preferential payment to holders of Series D Preferred Stock, the Series D holders would also be entitled to participate with holders of common stock in the distribution of any remaining liquidation proceeds as if the Series D Preferred Stock had been converted into common stock immediately before the liquidation event; provided, however, that the above-described initial liquidation preference would not be payable to holders of Series D Preferred Stock if the total amount payable per share of Series D Preferred Stock (on an as-converted to common stock basis) would equal or exceed four times the sum of the initial purchase price of, plus the dividends accrued and compounded to date on, the Series D Preferred Stock. Consequently, the sale of all or substantially all of the shares of Critical Path may result in substantially all of the proceeds of such transaction being distributed to the holders of our Series D Preferred Stock.

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

      We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could harm our business. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of thirty to 120 days notice. In addition, a number of our customers, particularly for our hosted services business and in the technology industry, have also suffered from falling revenue. Especially in the telecommunications industry, which represents a sizeable portion of our customer base, the relative financial performance of our customers will continue to impact our sales cycles and our ability to attract new business. Worldwide technology spending has also decreased in recent quarters across all industries. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer could have an adverse impact on our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

      We believe that some of the competitive factors affecting the market for messaging and identity management infrastructure solutions include:

•	breadth of platform features and functionality of our offerings and the sophistication and innovation of competitors;

•	total cost of ownership and operation;

•	scalability, reliability, performance, and ease of expansion and upgrade;

•	ease of integration to customers’ existing system; and

•	flexibility to enable customers to manage certain aspects of their systems internally and leverage outsourced services in other cases when resources, costs and time to market reasons favor an outsourced offering.

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

      Although the Company reached and the court approved settlement agreements in connection with the securities class action pending in the U.S. District Court for the Northern District of California, a number of plaintiffs associated with the acquisition of Peer Logic, Inc. opted out of such settlement. The case against the Company with respect to these plaintiffs continues in the Southern District of New York. In addition, the Company is a defendant in a number of securities class action lawsuits filed in the U.S. District Court for the Southern District of New York, alleging that prospectuses under which securities were sold contained false and misleading statements with respect to discounts and commissions received by underwriters. Should these lawsuits linger for a long period of time, whether resolved in the Company’s favor or not, or further lawsuits be filed against us there can be no assurance that fees and expenses, and any ultimate resolution associated with such litigation, will be within the coverage limits of our insurance or our ability to pay such amounts. Likewise, there can be no assurance that the Company will be able to conclude or settle such litigation on terms that coincide with the coverage limits of our insurance or ability to pay upon any final determination. A failure to definitively resolve material litigation in which the Company is involved or in which it may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to the prospects of the Company in the eyes of our customers, potential customers and investors, and cause the Company’s stock price to further decline.

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

      The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the third quarter of 2003, the closing sale prices of our common stock, adjusted for the one-for-four reverse stock split, on the Nasdaq National Market ranged from $3.18 on August 5, 2003 to $2.50 on August 11, 2003. The closing price of our common stock on September 30, 2003 was $2.47 per share, and on October 31, 2003 it was $2.98 per share. Our stock price may further decline or fluctuate in response to any number of factors and events, such as announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

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

      During 2001, we reorganized our product and service offerings around a group of core products deemed most imperative to our ability to serve the messaging and directory infrastructure market. Implementation of the plan occurred in the latter half of 2001 and, accordingly, products and services determined to be non-core to our strategy were exited. As a result, revenue from non-core products and services comprising approximately 37% of total revenues in the first quarter of 2001 declined to approximately 3% of total revenues in the fourth quarter of 2001 and to none in 2002 and the nine months ended September 30, 2002. Our strategic plan also included initiatives aimed at reducing operating costs through headcount reduction and consolidation of approximately two-thirds of our office space and related contracts and leases, all in keeping with our increased focus on core messaging products and services. During the fourth quarter of 2001 we incurred additional charges in connection with previously announced reductions in force and were able to finalize the consolidation of additional facilities and related contracts and expenses associated with those facilities. In 2002 and first quarter of 2003, we incurred a number of restructuring charges related to the right sizing of our business given market conditions and the current operating environment. These efforts included additional facilities and equipment lease terminations, continuing expense management and headcount reductions. In 2003, the Company consolidated some office locations and performed a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. We expect to continue to make determinations about the strategic future of our business and operations, and our ability to execute on such plans effectively and to make such determinations prudently could affect our future operations. A failure to successfully execute on such plans and to plan appropriately could negatively affect our business and financial condition.

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

      In the past, due to the significant underperformance of some of our acquisitions relative to expectation, we eliminated certain acquired product or service offerings through termination, sale or other disposition. Such decisions to eliminate or limit our offering of an acquired product or service involved and could continue to include the expenditure of capital, the realization of losses, further reduction in workforce, facility consolidation, and the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

We currently license many third-party technologies and may need to license further technologies and we face risks in doing so that could cause our operating results to suffer.

      We intend to continue to license certain technologies from third parties and incorporate such technologies into our products and services, including web server technology, virus and anti-spam solutions, storage and encryption technology and billing and customer tracking solutions. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. To the extent we cannot license needed technologies or solutions, we may have to devote our resources to the development of such technologies, which could materially harm our business and operations.

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

      Few laws currently apply directly to activity on the Internet and the messaging business, however new laws are proposed and other laws made applicable to Internet communications every year. In particular, the operations of the Company’s business faces risks associated with privacy, confidentiality of user data and communications, consumer protection, taxation, content, copyright, trade secrets, trademarks, antitrust, defamation and other legal issues. In particular, legal concerns with respect to communication of confidential data have affected our financial services and health care customers due to newly enacted federal legislation. The growth of the industry and the proliferation of Internet-based messaging devices and services may prompt further legislative attention to our industry and thus invite more regulatory control of our business. The imposition of more stringent protections or new regulations and application of laws to our business could burden our company and those with which we do business. Any decreased generalized demand for our services or the loss of, or decrease, in business by a key partner due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could harm our financial condition or operating results. Certain of our service offerings include operations subject to the Digital Millennium Copyright Act of 1998 and the European Union’s recent privacy directives. The Company has expended resources and implemented processes and controls in order to remain in compliance with DMCA and the EU privacy directives, but there can be no assurance that our efforts will be sufficient or that new legislation and case law will not affect the operation of certain services.

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

      We derived 57% of our revenues from international sales in the first nine months of 2003 and 57% of our revenues from international sales in the first nine months of 2002. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. In particular in 2002 we purchased the remaining interests of our joint venture partners for our operations in Japan. We hope to expend revenues and plan to increase resources to grow our operations in the Asian market. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Critical Path’s long-term obligations consist of our $38.4 million of face value 5.75% Convertible Subordinated Notes due April 2005, and certain fixed rate capital leases. We may, from time to time, consider opportunities to reduce or eliminate our market exposure on these securities.

      A significant portion of our worldwide operations has a functional currency other than the United States Dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, contracts with vendors and the assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. We recognized net losses from foreign currency transactions associated with our international operations of $243,000 and $284,000 during the three and nine months ended September 30, 2003, as compared to a net gain of $113,000 during the three months ended September 30, 2002 and a net loss of $469,000 during the nine months ended September 30, 2002. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

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

PART 2 — OTHER INFORMATION

Item 1.     Legal Proceedings

      We are party to lawsuits in the normal course of our business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, we are not a party to any other material legal proceedings.

      Securities Action in Northern District of California. On April 30, 2002, MBCP PeerLogic LLC and other named plaintiffs filed suit in the U.S. District Court for the Southern District of New York against us, and certain of our former officers. The plaintiff shareholders had opted out of a shareholder litigation settlement that was approved by the U.S. District Court for the Northern District of California. The complaint alleged breach of contract, unjust enrichment, common law fraud and violations of federal securities laws and seeks compensatory and punitive damages in an unnamed amount but in excess of $200 million. The case has been transferred to the U.S. District Court for the Northern District of California. Litigation in this matter is ongoing.

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, we were named as a nominal defendant in a number of derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California and in the U.S. District Court for the Northern District of California. The derivative complaints alleged that certain of our former officers and directors breached their fiduciary duties, engaged in abuses of control, were unjustly enriched by sales of our common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. A settlement of this action has been reached, which involves no monetary payment, or recovery, by us, and was preliminarily approved by the Court. A hearing on whether the settlement will be given final approval by the Court was held on October 15, 2003. The Court’s decision is still under submission.

      Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against us, and certain of our former officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the Prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased our stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. We have reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by us and no admission of liability. However it is subject to approval by the Court.

      Securities and Exchange Commission Investigation. In 2001, the Securities and Exchange Commission (the “SEC”) investigated us and certain former officers, employees and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in our securities. The SEC concluded its investigation of us in January 2002 with no imposition of fines or penalties and, without admitting or denying liability, we consented to a cease and desist order and an administrative order as to violation of certain non-fraud provisions of the federal securities laws. The investigation has also thus far resulted in charges being filed against five former officers and employees. We believe that the investigation of our former officers and employees may continue; and while we continue to fully cooperate with any requests with respect to such investigation, we do not know the status of such investigation.

      Lease Dispute. In July 2000, PeerLogic, Inc. signed a lease for office space in San Francisco, California. In December 2000, we acquired PeerLogic as a wholly owned subsidiary. After review, we determined that local zoning laws likely prohibited a business such as us or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The Zoning Administrator determined that our proposed use of the leased premises was not permitted, but the landlord appealed this determination and prevailed before the San Francisco Board of Appeals. In July 2002, we filed a Petition for Writ of Mandamus with the San Francisco Superior Court, seeking reversal of the San Francisco Board of Appeals’ decision. In June 2003, the Court granted our petition and subsequently entered a judgment and writ remanding the matter to the San Francisco Board of Appeals and directing the Board of Appeals to make a new determination consistent with its judgment. The landlord subsequently appealed the Superior Court’s ruling. Litigation in this matter is ongoing.

      In April 2002, the landlord filed suit in San Francisco Superior Court against us alleging, among other things, breach of the lease and tort claims related to the lease transaction. In its complaint, the landlord sought unspecified damages for back rent, attorneys’ fees, treble damages under certain statutes, and unspecified punitive damages. Between April 2002 and July 2003, we succeeded through several motions filed with the Court in having a number of the landlord’s claims dismissed and some of its requests for damages stricken, including treble damages. The landlord has chosen not to further amend its complaint. In August 2003, we filed our answer to the second amended complaint and a cross-complaint against the landlord, under which we seek compensatory damages and unspecified punitive damages for the landlord’s failure to disclose the zoning restrictions on the leased premises before the lease was signed. Litigation in this matter is ongoing.

      The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm our business and financial condition. In particular, the lawsuits or the lingering effects of previous lawsuits and the now completed SEC investigation could harm relationships with existing customers and our ability to obtain new customers and partners. The continued defense of lawsuits could also result in the diversion of management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the settlements or the lawsuits could cause our stock price to further decline significantly. In addition, although we are unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits, and although we maintain adequate and customary insurance, the size of any such payments could seriously harm our financial condition.

      Change of Control Severance Agreements. We have entered into change of control severance agreements with certain of our key employees. These agreements provide that so long as the employee signs and does not revoke a standard release of claims with Critical Path, the employee is entitled to certain severance payments if the employee is involuntarily terminated (as defined in the agreement) within twenty-four months following a change of control (as defined in the agreement) of Critical Path or within three months on or before a change of control. Assuming the conditions under the agreements that trigger payment obligations are met, the aggregate payment under these agreements is currently estimated to be between $3.5 million and $5.0 million.

      Indemnifications. We provide general indemnification provisions in our license agreements. In these agreements, we generally state that we will defend or settle, at our own expense, any claim against the customer by a third party asserting a patent, copyright, trademark, trade secret or proprietary right violation related to any products that we have licensed to the customer. We agree to indemnify our customers against any loss, expense or liability, including reasonable attorney’s fees, from any damages alleged against the customer by a third party in its course of using products sold by us. We have not received any claims under this indemnification and do not know of any instances in which such a claim may be brought against us in the future.

      Under California law, in connection with our charter documents and indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. We have made payments in connection with the indemnification of officers and directors in connection with currently pending lawsuits and have reserved for any applicable amounts required in connection with legal expenses and others costs of defense of pending lawsuits.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1#	Amendment to Employment Agreement and Release of Claims dated as of August 16, 2003 by and between the Registrant and Robert A. Shipp.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	The material contained in Exhibits 32.1 and 32.2 is not deemed “filed” with the U.S. Securities and Exchange Commission and is not incorporated by reference into any filing of Critical Path, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

#	Indicates management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K

      On July 24, 2003, we filed a Form 8-K under Item 5 disclosing the receipt of notice from The Nasdaq National Market that we regained compliance with the requirements for continued listing on the Nasdaq National Market and announcing our intention to effect a one-for-four reverse stock split.

      On July 24, 2003, we filed a Form 8-K furnishing under Item 12 our press release announcing our financial results for the quarter ended June 30, 2003. The information contained in this Form 8-K shall not be deemed “filed” with the SEC as a result of its reference herein.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL PATH, INC.

By:	/s/ PAUL H. BARTLETT

Paul H. Bartlett
Chief Operating Officer and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Date: November 12, 2003

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

10.1#	Amendment to Employment Agreement and Release of Claims dated as of August 16, 2003 by and between the Registrant and Robert A. Shipp.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	The material contained in Exhibits 32.1 and 32.2 is not deemed “filed” with the U.S. Securities and Exchange Commission and is not incorporated by reference into any filing of Critical Path, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

#	Indicates management contract or compensatory plan or arrangement.