Form 10-Q/A
period 2003-09-30
CRITICAL PATH INC
filed 2004-03-05
CIK 1060801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/ A

Amendment No. 1

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

CRITICAL PATH, INC.

EXPLANATORY NOTE

      We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “Original Report”) to revise Part I, Items 1, 2, 3 and 4, and Part II, Item 6 in order to address certain comments received from the Securities and Exchange Commission (the “SEC”) in connection with its review of the Company’s Registration Statement on Form S-3 filed with the SEC on December 24, 2003, as amended. These revisions have no effect on any of the financial data contained in the Original Report. Thus, no changes in the financial statements or other items of the Original Report are necessary, except to include updated officer certifications as Exhibits 31 and 32 to this Amendment. This Amendment does not reflect events occurring after the filing of the Original Report, or modify or update the disclosures contained in the Original Report in any way other than as described above.

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

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In January 2003, the Company announced a restructuring initiative designed to further reduce its expense level in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction is partially offset by outsourcing approximately 75 positions to lower cost service providers. The Company incurred aggregate charges of approximately $8.0 million resulting from the cost reduction plan, inclusive of $7.0 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $0.7 million in severance and related costs and $1.0 million in facilities lease termination costs. During the first, second, and third quarters of 2003, the Company incurred approximately $4.4 million, $0.9 million, and $1.0 million, respectively, in restructuring charges under the plan, predominantly related to severance and associated employee costs. The Company made payments of $3.6 million, $2.0 million, and $1.1 million during the first, second, and third quarters of 2003, respectively, related to the restructuring initiative. This restructuring initiative was completed by September 30, 2003 and no future costs are expected.

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

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In January 2003, we announced a restructuring initiative designed to further reduce our expense level in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction is partially offset by outsourcing approximately 75 positions to lower cost service providers. We incurred an aggregate charge of $8.0 million resulting from the cost reduction plan, inclusive of $7.0 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $0.7 million in severance and related costs and $1.0 million in facilities lease termination costs. During the first, second, and third quarters of 2003, we incurred approximately $4.4 million, $0.9 million, and $1.0 million, respectively, in restructuring charges under the plan, predominantly related to severance and associated employee costs. We made payments of $3.6 million, $2.0 million, and $1.1 million during the first, second, and third quarters of 2003, respectively, related to the restructuring initiative. This restructuring initiative was completed by September 30, 2003 and no future costs are expected.

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

      As of September 30, 2003, we had an accumulated deficit, including other comprehensive income, of approximately $2.2 billion. We have not achieved profitability in any period and may continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. However, we will continue to spend resources on maintaining and strengthening our business, and this may, in the near term, cause our operating expenses to increase and our operating results to decline.

      In past quarters, we have spent heavily on technology and infrastructure development. We may continue to spend substantial financial and other resources to further develop and introduce new end-to-end messaging and directory infrastructure solutions, and to improve our sales and marketing organizations, strategic relationships and operating infrastructure. We expect that our cost of revenues, sales and marketing expenses, general and administrative expenses, operations and customer support expenses and depreciation and amortization expenses could continue to increase in absolute dollars and may increase as a percent of revenues. In addition, in future periods we may incur significant non-cash charges related to stock-based compensation. If revenues do not correspondingly increase, our operating results could decline. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also may never obtain sufficient revenues to exceed our cost structure and achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

Our cash resources located in accounts outside of the United States may not be readily available for our domestic operations.

      We may face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold cash. For example, our ability to use cash held in our German subsidiary for any reason other than the operation of this subsidiary may result in certain tax liabilities and may be subject to local laws that could prevent the transfer of cash from Germany to any other foreign or domestic account. At September 30, 2003, approximately $6.5 million was held outside of the United States. Any inability to utilize this cash could slow our ability to grow our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline.

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

      In addition to the factors set forth above, operating results have been and will continue to decline to the extent we continue to incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the year ended December 31, 2002 and the nine-months ended September 30, 2003, we incurred stock-based compensation expense of $10.0 million and $241,000, respectively, relating to the grant of options and warrants to employees and non-employees. We expect to incur non-cash charges of $74,000 in the quarter ended December 31, 2003, associated with the grant of stock options to employees and non-employees and the grant of warrants to investors and other parties with whom we have business relationships. We do not expect to incur any other future stock-based compensation expense in connection with the previously granted stock options and warrants.

      In addition, our revenues and operating results have declined and could continue to decline as a result of the elimination of product or service offerings through termination, sale or other disposition. Future decisions to eliminate, revise or limit any other offerings of a product or service would involve other factors that could cause our revenues to decline and our expenses to increase, including the expenditure of capital, the realization of losses, further reductions in our workforce, facility consolidation or the elimination of revenues along with the associated costs.

      As a result of the foregoing, we do not believe that period-to-period comparisons of operating results are a good indication of future performance. It is likely that operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to prove volatile and/or subject to further declines.

If we fail to improve our sales and marketing results, we may be unable to grow our business, which could cause our operating results to decline.

      Our ability to increase revenues will depend on our ability to continue to successfully recruit, train and retain experienced and effective sales and marketing personnel and to achieve results once employed with us. Competition for experienced and effective personnel in certain markets is intense and we may not be able to hire and retain personnel with relevant experience. The complexity and implementation of our messaging and identity management infrastructure products and services require highly trained sales and marketing personnel to educate prospective customers regarding the use and benefits of our services. Current and prospective customers, in turn, must be able to educate their end-users. Any delays or difficulties encountered in our staffing and training efforts would impair our ability to attract new customers and enhance our relationships with existing customers, and ultimately, grow revenues. This would also adversely impact the timing and extent of our revenues from quarter to quarter and overall or could jeopardize sales altogether. Because we have experienced turnover in our sales force and have fewer resources than many of our competitors, our sales and marketing organizations may not be able to compete successfully against the sales and marketing organizations of our competitors. Moreover, our competitors frequently have larger and more established sales forces calling upon potential enterprise customers with more frequency. In addition, certain of our competitors have longer and closer relationships with the senior management of enterprise customers who decide whose technologies and solutions to deploy. If we do not successfully operate and grow our sales and marketing activities, our revenues and operating results could decline and the price of our common stock could continue to decline.

The conversion of our preferred stock could result in up to approximately 19.4 million shares of additional common stock outstanding, which could decrease the price of our common stock.

      In December 2001, we issued 4,000,000 shares of Series D Cumulative Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), and warrants to purchase up to an additional 625,000 shares of common stock, in a private placement to a group of investors. The shares of Series D Preferred Stock accrue and cumulate dividends at 8% per year, and are convertible into common stock at the option of the holder. The conversion rate at which a share of Series D Preferred Stock is convertible into common stock is approximately 3.274 shares of common stock for one share of Series D Preferred Stock. This conversion rate is subject to adjustment based on the accretion of dividends and other anti-dilution adjustments. As of September 30, 2003, the outstanding shares of Series D Preferred Stock were convertible into approximately 15.1 million shares of common stock. To the extent the Series D Preferred Stock is converted into common stock, up to approximately 19.4 million additional shares of common stock may be sold into the market, which could decrease the price of our common stock.

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

We have experienced significant turnover of senior management and our executive management team has been together for a limited time, which could slow the growth of our business and cause our operating results to decline.

      Throughout 2002 and 2003, we announced a series of changes in our management that included the departure of many senior executives and also made changes in our board of directors. A majority of the current board of directors and senior executives of the Company joined us in 2002 and 2003 and we may continue to make additional changes to our senior management team. Because of these changes our management team has not worked together as a group for a significant length of time and may not be able to work together effectively to successfully execute on revenue goals, implement our strategies and manage our operations. If our management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have long-term employment agreements with any of our executive officers. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could affect our ability to successfully implement our business objectives, which could slow the growth of our business and cause our operating results to decline.

We depend on strategic relationships and the loss of any key strategic relationships could reduce our ability to sell our products and services.

      We depend on strategic relationships to expand distribution channels and opportunities and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon aggressively marketing our services through new and existing strategic relationships. In the third quarter of 2002, we entered into certain partnership agreements in our hosted messaging business with the Hewlett-Packard Company for the development and marketing of a complete managed messaging solution. In coming quarters we will continue to invest heavily in this relationship and make changes in our operations, including completion of the outsourcing of our data operations, to accommodate the integration of this partnership. To the extent this integration does not proceed as anticipated or the anticipated benefits of this partnership are not borne out, our revenues may not reach the level expected from the amount of capital we have invested in this relationship and our financial results may decline. In addition, if service levels are not adequate in connection with the outsourcing of our data centers, our customers may terminate agreements and our revenues will decline. We have also invested heavily and continue to invest in this model of hosted services operations. To the extent this strategic decision and the business relationships surrounding its execution do not prove profitable and productive, our revenues and financial results could decline. We also depend on a broad acceptance of our software and outsourced messaging services on the part of potential resellers and partners and our acceptance as a supplier of outsourced messaging solutions. We also depend on joint marketing and product development through strategic relationships to achieve further market acceptance and brand recognition. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon a period of 30 to 120 days notice. Most of our hosted customer agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. In addition to strategic relationships, we also depend on the ability of our customers to aggressively sell and market our services to their end-users. If we lose any strategic relationships, fail to renew these agreements or relationships, fail to fully exploit our relationships, or fail to develop new strategic relationships, our ability to sell our products and services could be significantly harmed.

A limited number of customers account for a high percentage of our revenues and if we lose a major customer or are unable to attract new customers, revenues could decline.

      We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, our top 10 customers accounted for approximately 29% of our total revenue for the nine months ended September 30, 2003. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenue. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of thirty to 120 days notice. In addition, a number of our customers, particularly for our hosted services business and in the technology industry, have also suffered from falling revenue. Especially in the telecommunications industry, which represented 57% of our total revenue for the nine months ended September 30, 2003, the relative financial performance of our customers will continue to impact our sales cycles and our ability to attract new business. Worldwide technology spending has also decreased in recent quarters across all industries. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer could have an adverse impact on our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

If we are unable to successfully compete in our product market, our ability to retain our customers and attract new customers could decline.

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

      We believe competition will continue to be fierce and further increase as current competitors aggressively pursue customers, increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Any delay in our development and delivery of new services or enhancement of existing services would allow our competitors additional time to improve their service or product offerings, and provide time for new competitors to develop and market messaging and directory infrastructure products and services and solicit prospective customers within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our financial results to decline.

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

Our sales cycle is lengthy, and any delays or cancellations in orders in a particular quarter could cause our operating results to be below expectations.

      Because we sell complex and sophisticated technology, our sales cycle, in particular with respect to our software solutions, can be long and unpredictable, often taking between four to eighteen months. Because of the nature of our product and service offerings it can take many months of customer education and product evaluation before a purchase decision is made. In addition, many factors can influence the decision to purchase our product and service offerings including budgetary restraints and decreases in capital expenditures, quarterly fluctuations in operating results of customers and potential customers, the emerging and evolving nature of the internet-based services and wireless services markets. Furthermore, general global economic conditions, and weakness in global securities markets, continuing recessionary spending levels, and a protracted slowdown in technology spending in particular, have further lengthened and affected our sales cycle. Such factors have led to and could continue to lead to delays and postponements in purchasing decisions and in many cases cancellations of anticipated orders. Any delay or cancellation in sales of our products or services could cause our operating results to be lower than those projected and cause our stock price to decline.

Pending litigation could harm relationships with existing or potential strategic partners and customers, and divert management’s attention, either of which could cause our financial results to decline.

      In recent years, we have had filed a number of lawsuits against us, including securities class action and shareholder derivative litigation filed in February and August 2001, and certain of our former officers and directors and some of our subsidiaries, as well as other lawsuits related to acquisitions, employee terminations and copyright infringement. While these lawsuits vary greatly in the materiality of potential liability associated with them, and many have been settled or withdrawn, some cases continue and the uncertainty associated with substantial unresolved lawsuits could seriously harm our relationships with existing or potential strategic partners and customers, whether material individually or in the aggregate. In addition, regardless of the outcome, we expect these matters will result in future costs to us.

      The continued defense of the lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. Negative developments with respect to some of these lawsuits could cause the price of our common stock to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of each of these lawsuits by settlement or otherwise and the fees associated with reaching such settlement, the size of any such payments and fees, individually or in the aggregate, could seriously impair our cash reserves and financial condition. Many of the complaints associated with these lawsuits do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not set aside financial reserves relating to potential damages associated with some of these lawsuits.

Failure to resolve pending securities claims and other material lawsuits may lead to continued costs and expenses and increased doubts from existing and potential customers and investors as to our prospects, which could cause our revenues and our stock price to decline.

      Although we reached and the court approved settlement agreements in connection with the securities class action pending in the U.S. District Court for the Northern District of California, a number of plaintiffs associated with the acquisition of Peer Logic, Inc. opted out of such settlement. The case against us with respect to these plaintiffs continues in the Southern District of New York. In addition, we are a defendant in a number of securities class action lawsuits filed in the U.S. District Court for the Southern District of New York, alleging that prospectuses under which securities were sold contained false and misleading statements with respect to discounts and commissions received by underwriters. Should these lawsuits linger for a long period of time, whether resolved in our favor or not, or further lawsuits be filed against us, coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. Likewise, we may not be able to conclude or settle such litigation on terms that coincide with the coverage limits of our insurance or ability to pay upon any final determination. A failure to definitively resolve material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of our customers, potential customers and investors, and cause our revenues and stock price to further decline.

Lingering effects of the recent SEC investigation could cause further disruption in our operations and lead to a decline in our financial results.

      In 2001, the SEC investigated the Company and certain of its former officers and directors related to non-specified accounting matters, financial reports, other public disclosures and trading activity in our stock. In February 2002, the SEC concluded the investigation as to the Company. We consented, without admitting or denying liability, to a cease and desist order and an administrative order for violation of certain non-fraud provisions of the federal securities laws. In addition, since then the SEC and the Department of Justice charged five former employees of the Company with various violations of the securities laws. We believe that the investigation continues with respect to a number of other former executives and employees of the Company and expect that such investigation may result in further charges against former employees although we do not know the status of such investigation. Despite the conclusion of the investigation of the Company, lingering concerns about the actions leading up to the restatement of financials for the third quarter of 2000 have nevertheless cast doubt on the future of the Company in the eyes of customers and investors. In addition, a number of recent arrests, allegations and investigations in connection with accounting improprieties, insider trading and fraud at other public companies have created investor uncertainty and scrutiny in general as to the stability and veracity of public companies’ financial statements. Such lingering doubts stemming from the Company’s past accounting restatements and such general market uncertainty could cause the price of our common stock to continue to fluctuate and/or decline further.

Our failure to carefully manage expenses and growth could require us to use substantial resources and cause our operating results to decline.

      In the past, our management of operational expenses, including the restructurings of our operations, and the growth of our business have placed significant strains on managerial, operational and financial resources and contributed to our history of losses. In addition, to manage any future growth and profitability, we may need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. If we cannot manage growth and expenses effectively, our business and operating results could decline.

We may not be able to maintain our listing on the Nasdaq National Market and if we fail to do so, the price and liquidity of our common stock may decline.

      The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum closing bid price per share of $1.00. On December 23, 2002, the Nasdaq Stock Market Inc. issued a letter to the Company that it was not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. Since that time, we have worked with the Nasdaq Stock Market in an effort to maintain our listing on the Nasdaq National Market. On July 24, 2003, the Nasdaq Stock Market notified us that we had regained compliance with the requirements for continued listing. Nevertheless, we may not be able to comply with the quantitative or quantitative maintenance criteria or any of the Nasdaq National Market’s listing requirements or other rules, or other markets listing requirements to the extent our stock is listed elsewhere, in the future. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our stock price would likely further decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

Limitations of our director and officer liability insurance may cause us to use our capital resources, which could cause our financial results to decline or slow our growth.

      Our liability insurance for actions taken by officers and directors during the period from March 1999 to March 2001, the period during which events related to securities class action lawsuits against us and certain of former executive officers are alleged to have occurred, provided only limited liability protection. These insurance policies may not cover pending matters and related expenses from that period or future periods. If these policies do not adequately cover our expenses related to those lawsuits and the investigation, we will need to use our capital resources to fund these expenses which would diminish our capital resources available to fund our general operations and slow our growth. Our current director and officer liability insurance, which was put in place in March 2003, and continues through March 2004, contains similar provisions, and in the event circumstances arise requiring coverage by such policies, the policies may not be adequate for the liabilities and expenses potentially incurred. To the extent liabilities, expenses, or settlements thereof, exceed the limitations of coverage, our business and financial condition could materially decline.

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

      The loss of the services of key personnel may create a negative perception of our business and our ability to achieve our business goals. Our success also depends on our ability to recruit, retain and motivate highly skilled sales and marketing, operational, technical and managerial personnel. Competition for these people is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to do so, we may be unable to develop new services or continue to provide a high level of customer service, which could result in the loss of customers and revenues. In addition, volatility and declines in our stock price may also affect our ability to retain key personnel, all of whom have been granted stock-based incentive compensation. In recent quarters we have also initiated reductions in our work force and job eliminations to balance the size of our employee base with anticipated revenue levels. Reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and provide distractions affecting our ability to deliver products and solutions in a timely fashion and provide a high level of customer service and support.

      We do not have long-term employment agreements with any of our key personnel. In addition, we do not maintain key person life insurance on our employees and have no plans to do so. The loss of the services of one or more of our current key personnel could harm our ability to successfully implement our business objectives.

If we are not successful in implementing strategic plans for our operations, our expenses may not be offset by our corresponding sales and our financial results could significantly decline.

      During 2001, we reorganized our product and service offerings around a group of core products deemed most imperative to our ability to serve the messaging and directory infrastructure market. Implementation of the plan occurred in the latter half of 2001 and, accordingly, products and services determined to be non-core to our strategy were exited. As a result, revenue from non-core products and services comprising approximately 37% of total revenues in the first quarter of 2001 declined to approximately 3% of total revenues in the fourth quarter of 2001 and to none in 2002 and the nine months ended September 30, 2002. Our strategic plan also included initiatives aimed at reducing operating costs through headcount reduction and consolidation of approximately two-thirds of our office space and related contracts and leases, all in keeping with our increased focus on core messaging products and services. During the fourth quarter of 2001 we incurred additional charges in connection with previously announced reductions in force and were able to finalize the consolidation of additional facilities and related contracts and expenses associated with those facilities. In 2002 and first quarter of 2003, we incurred a number of restructuring charges related to the right sizing of our business given market conditions and the current operating environment. These efforts included additional facilities and equipment lease terminations, continuing expense management and headcount reductions. In 2003, the Company consolidated some office locations and performed a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. We expect to continue to make determinations about the strategic future of our business and operations, and our ability to execute on such plans effectively and to make such determinations prudently could affect our future operations. A failure to successfully execute on such plans and to plan appropriately could cause our expenses to continue to outpace our revenues and our financial condition could be harmed.

We may experience a decrease in market demand due to the slowed economy in the United States, which has been further stymied by the concerns of terrorism, war and social and political instability.

      Economic growth has slowed significantly, and some analysts believe the United States economy is experiencing a recession. In addition, the terrorist attacks in the United States and turmoil and war in the Middle East have increased the uncertainty in the United States economy and may further add to the decline in the United States business environment. The war on terrorism, along with the effects of the terrorist attack and other similar events, and the war in Iraq, could contribute further to the slowdown of the already slumping market demand for goods and services, including digital communications software and services. If the economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, or as a result of the war in the Middle East and elsewhere, we may experience decreases in the demand for our products and services, which may cause our operating results to decline.

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

      In the past, due to the significant underperformance of some of our acquisitions relative to expectation, we eliminated certain acquired product or service offerings through termination, sale or other disposition. Such decisions to eliminate or limit our offering of an acquired product or service involved and could continue to include the expenditure of capital, the realization of losses, further reduction in workforce, facility consolidation, and the elimination of revenues along with the associated costs, any of which could cause our operating results to decline.

We currently license many third-party technologies and may need to license further technologies which could delay and increase the cost of product and service developments.

      We intend to continue to license certain technologies from third parties and incorporate such technologies into our products and services, including web server technology, virus and anti-spam solutions, storage and encryption technology and billing and customer tracking solutions. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. To the extent we cannot license needed technologies or solutions, we may have to devote our resources to the development of such technologies, which could delay and increase the cost of product and service developments.

      In addition, we may fail to successfully integrate any licensed or hosted technology into our services. These third-party in-licenses may expose us to increased risks, including risks related to the integration of new technology, potential patent and copyright infringement issues, the diversion of resources from the development of proprietary technology, and an inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs. In addition, an inability to obtain needed licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. Any delays in services or integration problems could hinder our ability to retain and attract customers and cause our business and operating results to suffer.

Changes in the regulatory environment for the operation of our business or those of our customers could pose risks.

      Few laws currently apply directly to activity on the Internet and the messaging business, however new laws are proposed and other laws made applicable to Internet communications every year. In particular, the operations of the Company’s business faces risks associated with privacy, confidentiality of user data and communications, consumer protection, taxation, content, copyright, trade secrets, trademarks, antitrust, defamation and other legal issues. In particular, legal concerns with respect to communication of confidential data have affected our financial services and health care customers due to newly enacted federal legislation. The growth of the industry and the proliferation of Internet-based messaging devices and services may prompt further legislative attention to our industry and thus invite more regulatory control of our business. The imposition of more stringent protections or new regulations and application of laws to our business could burden our company and those with which we do business. Any decreased generalized demand for our services or the loss of, or decrease, in business by a key partner due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could cause our financial condition or operating results to decline. Certain of our service offerings include operations subject to the Digital Millennium Copyright Act of 1998 and the European Union’s recent privacy directives. Our efforts to remain in compliance with DMCA and the EU privacy directives may not be sufficient. New legislation and case law may also affect our products and services and the manner in which we offer them, which could cause our revenues to decline.

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

      Finally, the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, the Nasdaq Stock Market has proposed revisions to its requirements for listed companies. The Company is currently reviewing all of its accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to its relationships with its independent accountants, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and loan practices, and intends to fully comply with such laws. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more time consuming and costly. We also expect these new rules and regulations to make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

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

      Our current insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There also is a risk that a single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Should either of these risks occur, capital contributed by our shareholders might need to be used to settle claims. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage could result in substantial out-of-pocket costs to us, or could result in the imposition of criminal penalties.

Unknown software defects could disrupt our services and harm our business and reputation.

      Our software products are inherently complex. Additionally, our product and service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects or errors in translation, particularly when first introduced or when new versions are released or localized for international markets. We may not discover software defects in our products or that affect new or current services or enhancements until after they are deployed. Despite testing, it is possible that defects may occur in the software. These defects could cause service interruptions, which could damage our reputation or increase service costs, cause us to lose revenue, delay market acceptance or divert development resources.

Unplanned system interruptions and capacity constraints could reduce our ability to provide messaging services and could harm our business reputation.

      Our customers have, in the past, experienced some interruptions in our hosted messaging service. We believe that these interruptions will continue to occur from time to time. These interruptions may be due to hardware failures, unsolicited bulk email, or “spam,” attacks and operating system failures or other causes beyond our control. Our ability to retain and attract customers will suffer and our revenues will decline if we experience frequent or long system interruptions that result in the unavailability or reduced performance of systems or networks or reduce our ability to provide email services. We expect to experience occasional temporary capacity constraints due to unanticipated sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, our ability to retain and attract customers could suffer dramatically and our revenues will decline.

      We have entered into hosted messaging agreements with some customers that require minimum performance standards, including standards regarding the availability and response time of messaging services. If we fail to meet these standards, our customers could terminate their relationships with us and we could be subject to contractual monetary penalties.

If our system security is breached, our reputation could suffer and our revenues could decline.

      A fundamental requirement for online communications is the secure transmission of confidential information over public networks. Third parties may attempt to breach our security or that of our customers. If these attempts are successful, customers’ confidential information, including customers’ profiles, passwords, financial account information, credit card numbers or other personal information could be breached. We may be liable to our customers for any breach in security and a breach could harm our reputation. We rely on encryption technology licensed from third parties. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach. Failure to prevent security breaches may harm our ability to retain and attract customers and cause us to spend additional resources that could cause our operating results to decline.

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

      In addition, the laws of some foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology. Additionally, we cannot be certain that our products do not infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software products.

Our reserves may be insufficient to cover bills we are unable to collect.

      We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided them. For example, if the current economic conditions continue to decline or if new or unanticipated government regulations are enacted which affect our customers, they may experience financial difficulties and be unable to pay their bills. In the past, we have experienced significant collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future. In particular, some of our customers are suffering from the general weakness in the economy and among technology companies in particular. Any reserves that we may establish to cover losses due to delays in or inability to pay may not be sufficient to cover our losses. If losses due to delays or inability to pay are greater than our reserves, our capital resources may not be sufficient to meet our operating needs and our business could suffer.

If we do not successfully address the risks inherent in the conduct of our international operations, our revenues and financial results could decline.

      We derived 57% of our revenues from international sales in the first nine months of 2003 and 57% of our revenues from international sales in the first nine months of 2002. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. In particular in 2002 we purchased the remaining interests of our joint venture partners for our operations in Japan. We hope to expend revenues and plan to increase resources to grow our operations in the Asian market. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

We rely on a continuous power supply to conduct our operations, and any significant disruption in, or increase in the cost of, California’s energy supply could result in lost revenue and increased expenses.

      During 2000 and 2001, California experienced a serious energy crisis that could have and may in the future disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on several occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply or the power supply of any of our customers, we, or our partners or California customers, may be temporarily unable to operate. Any interruption in our ability to continue operations or significant increase in the cost of doing business could delay the development of or interfere with the sales of our products. Future interruptions could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially cause our operating results to decline. Any interruption in the ability of our customers to continue their operations, could harm their business, and ultimately could also harm our business if they were to terminate or fail to renew contracts. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of blackouts, and any losses or damages we incur could cause our operating results to decline. Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase dramatically. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and many employees are based in California.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Critical Path’s long-term obligations consist of our $38.4 million of face value 5.75% Convertible Subordinated Notes due April 2005, and certain fixed rate capital leases. We may, from time to time, consider opportunities to reduce or eliminate our market exposure on these securities. The following table presents the hypothetical changes in fair value in our outstanding Convertible Subordinated Notes at September 30, 2003 that is sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the traded fair market value of the Notes (in thousands):

	Valuation of Borrowing			No Change	Valuation of Borrowing
	Given an Interest Rate			in Interest	Given an Interest Rate
	Decrease of X Basis Points			Rate	Increase of X Basis Points

	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS

Convertible subordinated notes	$36,396	$36,219	$36,042	$35,867	$35,692	$35,518	$35,345

      As at September 30, 2003, we also had $4.9 million outstanding under a variable rate line of credit. An immediate 10% change in interest rates would not materially affect our results of operations.

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

      Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities and that our system of disclosure controls and procedures was operating at a level such that they could give reasonable assurance that the objectives of our system of disclosure controls and procedures were met, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10	.1#	Amendment to Employment Agreement and Release of Claims dated as of August 16, 2003 by and between the Registrant and Robert A. Shipp (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003).
31.1		Rule 13a-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of Chief Financial Officer.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	The material contained in Exhibits 32.1 and 32.2 is not deemed “filed” with the U.S. Securities and Exchange Commission and is not incorporated by reference into any filing of Critical Path, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

#	Indicates management contract or compensatory plan or arrangement.

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

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL PATH, INC.

By:	/s/ JAMES CLARK

James Clark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Date: March 4, 2004

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Description

10	.1#	Amendment to Employment Agreement and Release of Claims dated as of August 16, 2003 by and between the Registrant and Robert A. Shipp (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003).
31.1		Rule 13a-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of Chief Financial Officer.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	The material contained in Exhibits 32.1 and 32.2 is not deemed “filed” with the U.S. Securities and Exchange Commission and is not incorporated by reference into any filing of Critical Path, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

#	Indicates management contract or compensatory plan or arrangement.