Form 10-K
period 2003-12-31
CRITICAL PATH INC
filed 2004-03-15
CIK 1060801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2003
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

      The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant was approximately $20,027,673 as of June 30, 2003, based on the closing price of the Common Stock as reported on the Nasdaq National Market for that date.

      There were 21,171,399 shares of the Registrant’s Common Stock issued and outstanding on March 1, 2004.

CRITICAL PATH, INC.

INDEX

		Page

	PART I
Item 1.	Business	1
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	21
	PART II
Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	21
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	70
Item 8.	Financial Statements and Supplemental Data	71
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
Item 9A.	Controls and Procedures	71
	PART III
Item 10.	Directors and Executive Officers of the Registrant	72
Item 11.	Executive Compensation	75
Item 12.	Security Ownership of Certain Beneficial Owners and Management	81
Item 13.	Certain Relationships and Related Party Transactions	85
Item 14.	Principal Accountant Fees and Services	89
	PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	91
Exhibit 3(i).5
Exhibit 4.19
Exhibit 4.20
Exhibit 4.21
Exhibit 4.22
Exhibit 4.23
Exhibit 4.24
Exhibit 4.25
Exhibit 4.26
Exhibit 4.27
Exhibit 4.28
Exhibit 4.29
Exhibit 4.30
Exhibit 4.31
Exhibit 4.32
Exhibit 4.33
Exhibit 4.34
Exhibit 4.35
Exhibit 4.36
Exhibit 4.37
Exhibit 4.38
Exhibit 4.39
Exhibit 4.40
Exhibit 4.41
Exhibit 4.42
Exhibit 4.43
Exhibit 4.44
Exhibit 4.45
Exhibit 4.46
Exhibit 10.42
Exhibit 10.43
Exhibit 10.44
Exhibit 10.45
Exhibit 10.46
Exhibit 10.47
Exhibit 10.48
Exhibit 10.51
Exhibit 10.52
Exhibit 10.54
Exhibit 10.55
Exhibit 10.57
Exhibit 10.59
Exhibit 10.60
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

Item 1. Business

      This Annual Report and the following disclosure contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” “proposed,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our ability to operate in the future, our ability to obtain funding, including our intention to conduct a rights offering and our ability to consummate the rights offering if undertaken, of the rights offering and the amount of proceeds raised thereby, the adequacy of funds to meet anticipated operating needs, the amount of charges that we will record that will increase our net loss attributable to common shares in connection with the proposed issuance of our Series E preferred stock and amendment of the terms of our Series D preferred stock, our future strategic, operational and financial plans, possible financing, strategic or business combination transactions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, the adequacy of our current facilities and our ability to obtain additional space, our litigation strategy, use of future earnings, the feature, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense reduction, anticipated effects of restructuring and retirement of debt, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, difficulties of forecasting future results due to our limited operating history, failure to obtain additional financing on favorable terms or at all, failure to meet sales and revenue forecasts, evolving business strategy and the emerging nature of the market for our products and services, the settlement of litigation and the continuing SEC investigation against former executives and directors, turnover within and integration of senior management, board of directors members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which we do business, risks associated with our international operations, inability to predict future trading prices of our common stock which have fluctuated significantly in the past, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, risks associated with an inability to maintain continued compliance with Nasdaq National Market listing requirements and delisting actions by such market, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That May Affect Future Operating Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Company Overview

      Critical Path delivers digital communications software and services that enable enterprises, government agencies, wireless carriers, and Internet and wireline service providers to rapidly deploy highly scalable solutions for messaging and identity management. Built upon an open, extensible software platform, these solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs. Our messaging solutions – which are available both as licensed software and as hosted services – provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. This integration can provide new revenue opportunities for carriers and service providers and help enable them to attract new subscribers, drive more usage, and retain subscribers longer. For enterprises and governments, our identity management solutions are designed to help reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates, and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, deskless workers, suppliers, and customers.

      Critical Path generates revenues from four primary sources:

      Licenses for use of our software products. Our various messaging applications are typically licensed by telecommunications carriers, postal and government agencies, and some highly distributed enterprises for deployment in their data centers. Such licenses are usually sold as a perpetual license on a per-user basis, one for each person who might access the capabilities provided by the software. Our identity management software is typically licensed by large enterprises, government agencies, and telecommunications carriers and is deployed on site in their data centers. Our identity management software is usually sold as a perpetual license according to the number of data elements and different business systems being managed; our layered applications are usually licensed per user.

      Annual support and maintenance subscriptions for our licensed software. We offer a variety of support and maintenance plans that enable customers of our licensed software to receive expedited technical support and access to new releases of our software. Most customers initially subscribe to these services when purchasing our software and then renew their subscriptions on an annual basis.

      Hosted service subscriptions for access to our messaging and other digital communications applications. We offer access to email, personal information management, resource scheduling, and “newsgroups” over the Internet and wireless networks for enterprises, telecommunications operators, and, for certain services, consumers. The software powering these services runs in data centers that we jointly operate with the Hewlett-Packard Company. Unlike with licensed software, customers of these services do not need to install or maintain their own copies of the software. Instead, customers pay initial setup fees and regular monthly, quarterly or annual subscriptions for the services they would like to be able to access.

      Consulting, training, and professional services. We offer a range of different services designed to help our customers make more effective use of our products and services. Our licensed messaging and identity management software often require integration with customers’ existing infrastructure or customization to provide special features or capabilities. In addition, our consultants offer expertise and experience in designing and delivering new services that customers can use to supplement their own resources.

      We generate most of our revenues from telecommunications operators and from large enterprises. Wireless carriers, Internet service providers and fixed-line service providers purchase our products and services primarily when they are looking to offer new services to their subscribers. While they also purchase our products and services to lower their cost of operating existing services or infrastructure, their spending is often tied to the level of investment they are willing to make on new revenue-generating services. Large enterprises typically buy our products and services to cut their costs of operations (particularly for handling distributed workforces or consolidations of multiple organizations), improve the security of their infrastructure, facilitate compliance with new regulatory mandates, and to enable new applications to be deployed for their employees or users. As the Internet and wireless networks become ubiquitous, organizations are finding more opportunities – and need – to interact with their customers, employees and partners electronically, from anywhere at anytime. Such interaction requires robust management of information, identities and communication – issues that are addressed by our offerings.

      We were incorporated in California in 1997. Our principal executive offices are located at 350 The Embarcadero, San Francisco, California 94105-1204. Our telephone number is (415) 541-2500 and our website is located at www.criticalpath.net. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available, free of charge and as soon as practicable, through our website, our annual reports, quarterly reports, reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Our board of directors has adopted a Code of Ethics and Business Conduct for Officers, Employees and Directors. A copy of our Code may be found at our website at www.criticalpath.net. We intend to disclose any amendments to the Code or any waiver from any provision of the Code on our website. Our Corporate Governance Guidelines and the charters for the Audit Committee, Compensation Committee and Nominating and Governance Committee are also available on our website at www.criticalpath.net. The Code of Ethics and Business Conduct, Corporate Governance Guidelines, and the charters may also be obtained by writing to the Corporate Secretary, Critical Path, Inc., 350 The Embarcadero, San Francisco, CA 94105.

Critical Path’s Business

Market Overview

      Digital communications, email, text messaging, collaborative calendaring, multimedia, and online document sharing and access to applications have become mission-critical tools in many of today’s business environments. In a growing number of enterprises, employees from corporate offices through retail branches and factory floors receive company communications and access key resources and information electronically. Distributed and virtual organizations are increasingly looking to online technologies to share information among employees, suppliers, partners, and customers in order to streamline operations and cut costs. Families are increasingly staying in touch with pictures and letters, sent not on paper but through email. Mobile phones and wireless personal data assistants are converging, opening potential opportunities for instant access to information and services whether someone is at home, in the office, or half-way around the world.

      Consumers and business users are beginning to see the benefits of being able to access their key information and applications from anywhere at anytime, whether it is by phone, wireless device, over the web, or from a desktop computer. However, taking advantage of the opportunities this presents can be challenging. New approaches are enabling organizations to keep services coordinated and manage who has access to these services and to all of the other applications, databases and systems required in today’s information-centric environments. We believe consumers, businesses, government agencies, and telecommunications companies are all looking for ways to do more with less, leverage expertise in and outside of the organization, and to use advanced communications and management tools to make things easier.

      For wireless carriers and service providers, these new opportunities can come at a time when existing services are rapidly becoming commodities and heavy spending on new infrastructure has yet to pay off. To reverse shrinking margins, many telecommunications companies are searching for ways to boost average revenue per user, attract and retain subscribers, and cut deployment costs. For many, this means moving beyond basic consumer connectivity to offer richer, more differentiated services that take advantage of existing networks. In addition, demand from small-to medium-sized businesses for immediately effective communications offerings is providing opportunities for carriers and service providers to diversify into new markets.

      We believe large enterprises are faced with similar needs to deliver a broader range of information services while driving down the cost of operating such services and ensuring that privacy and security are maintained. Many organizations are discovering that traditional groupware, which is oriented towards concentrated workgroups of desktop users who all need the same capabilities, lacks the scalability, flexibility, and ease of customization and integration with existing systems desired in today’s more mobile and distributed environment.

      Providing access to information that crosses internal as well as external organizational boundaries depends upon having accurate, reliable information about each user’s identity, preferences, and rights to access particular resources. However, such information is usually scattered throughout disparate data systems, making it difficult to keep up-to-date. We believe that consolidating and integrating this data not only makes it easier to deliver advanced messaging and information services, but also plays a key role in reducing costs of operations, freeing up helpdesk and IT resources for other projects, and putting in place more reliable data security, enforcement, and compliance procedures.

Critical Path’s Solutions and Products

      Our modular, standards-based messaging software provides integrated, customizable services and rich applications that are accessible from a broad range of client devices. We design our software to integrate easily with current and future environments in order to simplify and accelerate deployment and to help protect investments. With high scalability and reliability that has succeeded in demanding carrier, government and enterprise environments around the globe, our messaging solutions can enable organizations to take greater advantage of existing hardware, leverage in-house and third-party communications applications, use less storage space, and consume fewer helpdesk and IT resources.

      Our messaging solutions take advantage of our scalable, extensible identity management technology to help reduce costs of operations by allowing class of service data, single sign-on passwords, personalized user preferences and other user information to be stored in centralized profiles for efficient use and administration. This allows service levels and branding to be customized to the needs of particular groups of users, new services to be added incrementally, and user information to be integrated with third-party applications, databases and reporting systems.

      Our identity management solutions are designed to extend these benefits of lower helpdesk costs, increased security and easier implementation of regulatory compliance to an organization’s applications, databases, directories and systems. Identity data – such as names, user ids, passwords, email addresses, phone numbers, group affiliations, roles and access rights – that are scattered throughout disparate data systems in an organization are consolidated according to highly customizable business rules into a consistent, accurate profile of each user. Then, using customer-specified policies, appropriate portions of this clean identity data are automatically distributed to all applications and systems that depend upon having accurate, up-to-date information about each user. This reduces the need for manual processes, reducing errors and delays that can add costs and make organizations less secure.

     Flexible Deployment Options – Licensed Software and Hosted Services

      In addition to providing licensed software for installation on customers’ premises, we also offer our messaging solutions as hosted services. This is intended to give our customers flexibility in deploying our solutions to best suit their needs. Our licensed software and professional consultants help customers integrate our products into their other applications and systems and offer a wide range of options for customization.

      Our hosted services, delivered and managed in conjunction with the Hewlett-Packard Company (HP), are designed to enable customers to outsource implementation and operation of advanced messaging services. This can allow information technology staff to focus on other efforts, reduce upfront expenses and accelerate deployments as well as provide heightened levels of service at a predictable monthly cost. Our hosted services can also be used as a backup for internal mail systems, enabling rapid restoration of mission-critical email connectivity in the event of a failure of a primary mail system.

     Messaging Solutions for Wireless Carriers and Service Providers

      Our messaging solutions – available both as licensed software and as hosted services – can enable carriers and service providers to market a wide breadth of integrated messaging services to consumers as well as business users. Our customizable messaging applications can be accessed from a variety of devices, providing differentiation that can help attract new subscribers, drive additional voice and data traffic, boost average revenue per user, and increase loyalty and retention. Extensive interfaces for integrating with third-party applications and systems help customers protect existing investments and allow for easier adaptation to future needs. In addition, by providing high levels of scalability, reliability and manageability, our messaging solutions help carriers and service providers cut both capital and operating costs.

      Our messaging applications and services include:

•	Email – Provides email services that are accessible via wireless devices, the web, and desktop email clients such as Microsoft® Outlook®. Proven in deployments by many major carriers and service providers around the world, including multiple operators with installations serving millions of subscribers, we are recognized for scalability and reliability, advanced functionality and integrated anti-virus/anti-spam protection.

•	Mobile Messaging – Assists wireless carriers in creating new revenue opportunities and higher volumes of traffic through integrated email, text messaging and notification services, all accessible via wireless, web and voice-enabled devices as well as standards-based desktop clients. Allows premium services to be delivered over SMS and WAP Push, including rich content, weather, sports, games and high-volume interactive voting.

•	Personal Information Management – Allows both carriers and service providers to deliver an integrated suite of personal information services including email, calendar, address book, alerts and file sharing via wireless, voice, web and desktop clients. Centralizes and synchronizes personal data across applications and devices to help accelerate and simplify deployments, drive usage and consumption of data traffic, increase loyalty and reduce customer churn.

•	Multimedia Messaging (MMS) – Allows wireless carriers to extend their MMS infrastructure to stimulate higher consumption of data-intensive media, generate greater demand by exposing MMS media to potential new subscribers over the Internet, and improve quality of service. Provides key technology components required for multimedia messaging, including a highly scalable messaging server, centralized address book and sharable multimedia file storage.

•	Hosted Messaging – Allows carriers and service providers to offer consumer and business subscribers an extensive suite of messaging services, including email, calendaring, centralized address books, shared files, dynamic alerts and synchronization, with minimal capital expenses or deployment difficulties. Delivered in concert with HP, we combine our messaging technology with HP’s experience in world-class infrastructure services to deliver reliable and secure messaging services that offer full customization of branding and selection from a wide range of options. Predictable monthly costs, reliability and professional billing, provisioning and reporting provide hassle-free operations that scale smoothly as the number and needs of subscribers grow.

     Messaging Solutions for Enterprises and Governments

      Our messaging solutions for enterprises and governments can provide a flexible, modern foundation for delivering rich, collaborative messaging services to mobile and distributed workforces at lower cost of ownership than traditional groupware.

•	Hosted Messaging – Allows enterprises and governments to offer users an extensive suite of messaging services, including email, calendaring, centralized address books, shared files, dynamic alerts and synchronization, that co-exist and interoperate with existing messaging systems. This allows messaging to be extended quickly and easily to underserved users and to geographically distributed groups helping minimize capital expenses or deployment headaches. Delivered in concert with HP, we combine our messaging technology with HP’s experience in world-class infrastructure services to deliver reliable and secure messaging services that offer full customization of branding and selection from a wide range of options. Predictable monthly costs, 24x7 reliability and professional billing, provisioning and reporting are designed to minimize the hassles of operations and to scale smoothly as the number and needs of users grow.

•	Email Continuity – Our Hosted Messaging solution can also be used as a backup for internal email systems, providing rapid restoration and disaster recovery in the event of a primary systems failure.

Identity Management Solutions for Enterprises, Governments, Carriers and Service Providers

      Our identity management solutions assist enterprises, governments, carriers and service providers in reducing information technology (IT) helpdesk burdens and operational costs, provide a foundation for robust security infrastructure and simplify regulatory compliance. Our technology is designed to enable customers to have systematic control over authentication, authorization, access controls, profile management, provisioning, and de-provisioning. In addition, it helps ensure that users’ identities are kept consistent and accurate, that access to systems can be quickly granted – and just as quickly revoked – and that user profiles can be managed and leveraged across distributed, global infrastructures. With our solutions, customers can deploy new applications faster and grow or reduce their user populations without compromising service quality.

      Our identity management solutions include:

•	Data & Directory Integration – Assists organizations to cut costs and improve the accuracy of information by consolidating critical data that are typically scattered throughout various business data systems into centralized profiles of each user. In addition, it allows business rules for updating this data to be established and enforced so that accurate, current information can be synchronized and distributed to all appropriate applications and systems. This enables applications such as whitepages directories to be deployed easily and reliably and for operating system infrastructure such as Microsoft’s Active Directory to be integrated with services from other vendors.

•	Profile Management – Assists organizations to cut costs and decrease deployment time for new applications and services by centralizing the administration of user profiles containing identity information. Such accurate user data is crucial for security infrastructure such as single sign-on, public key infrastructure (PKI), web access control, and consistent personalization of applications.

•	User Provisioning – Assists organizations to cut costs of administering user accounts and to increase information security by consolidating user profiles and centralizing processes for provisioning and de-provisioning user accounts across applications and systems. Allows employees, contractors, partners and customers to be granted access to crucial information resources – or have access removed – quickly and accurately.

•	Password Management – Assists organizations to improve security and reduce helpdesk calls by automating and providing self-service interfaces for deploying passwords for each user across multiple applications and systems. Administrators can update passwords for all of a user’s applications, databases and operating systems from a central location. Users can take advantage of self-service interfaces to change passwords or reset forgotten passwords without requiring assistance from helpdesk or IT personnel. Automating such labor-intensive tasks reduces errors and frees up helpdesk staff for other activities, leading to a variety of potential benefits such as cost savings, increased user productivity and reduced security vulnerabilities.

Solutions Delivered Via an Integrated Software Platform

      Our solutions, licensed as well as hosted, are built upon an integrated technology base called the Critical Path Communications Platform. It is designed for high scalability and reliability as well as easy integration, deployment and extensibility.

      This approach provides:

•	Broad family of integrated messaging applications that work closely together to share and intelligently process data for use by both consumers and business users.

•	Reusable identity management architecture that consolidates, integrates and synchronizes user identity information scattered throughout business data systems into centralized, consistent profiles that streamline user account management, enable personalization of communications services, and simplify deployment of security infrastructure.

•	Anywhere, anytime mobility that enables applications and services to be accessed through a broad range of wireless, web and voice devices as well as with standards-based clients such as Microsoft Outlook.

•	Modular, extensible design that allows integrated solutions as well as individual components to be deployed incrementally to best meet customers’ needs.

•	Open, standards-based technology that simplifies integration with current and future infrastructure and third-party applications, minimizing deployment costs and future-proofing investments.

•	Carrier-class scalability with proven reliability. Our platform is used in demanding carrier, service provider, enterprise, and government environments domestically and internationally, including multiple installations that serve millions of users each.

•	Low total cost of ownership at scale. Our efficient use of resources, even in large installations allows customers to take advantage of their existing hardware, use less storage space, and require less information technology professionals’ time.

Products

      The components of the Critical Path Communications Platform provide a wide range of integrated, customizable solutions. The key parts of the platform – multi-device access, integrated messaging applications and centralized identity management services – are delivered through the following products:

Access Products

      The Access components in the Critical Path Communications Platform manage connectivity of web, wireless, and voice devices to applications. They enable dynamic presentation of customized user interfaces, provide connectivity to external systems, and manage data synchronization.

•	Critical Path Presentation Server – Standards-based, carrier-class application server that enables the delivery of tightly integrated collaborative applications into a highly customized and personalized interface. This approach can help service providers differentiate offerings, stimulate usage and provide extensibility for future services. The Presentation Server provides single sign-on, an integrated user interface, dynamic tailoring according to classes of service selected, and access via web, wireless and voice devices for our applications. In addition, it enables the integration of third-party applications, providing a common interface for centrally configuring access to virtually any communications service that can be presented on a web or wireless device.

•	Critical Path Short Message Service (SMS) Access Server – Network-independent, feature-rich gateway between SMS text messaging and Simple Mail Transfer Protocol (SMTP) Internet email. Provides a bridge that connects the various incompatible SMS operator systems to create a single, common environment for delivering enhanced services to help drive traffic and create new revenue opportunities. Provides access to our email and address book applications from SMS phones and enables third-party applications to send and receive text messages for offering premium content and services such as weather, sports, games, and high-volume online voting.

•	Critical Path SyncML Server – Open, standards-based software server that enables the synchronization of contacts, events and tasks between wireless devices and the services provided by the Critical Path Personal Information Management (PIM) solution. The SyncML Server is integrated with Critical Path’s carrier-grade PIM servers – the Critical Path Personal Address Book Server and Critical Path Calendar Server – to provide plug-and-play functionality. With this product, carriers and service providers can enhance their PIM offering with SyncML features in order to attract and retain subscribers, such as mobile professionals, consumers, small businesses and enterprises.

Messaging Application Products

      Our integrated messaging applications work together to share data in order to deliver an improved user experience and provide intelligent processing of messages. For example, a meeting in someone’s calendar can automatically trigger an alert that is dynamically routed to the user via email, wireless, or instant message, depending upon the time of day, subject, or other user-configured attributes. After reading the alert, the user can send messages to co-workers listed in his or her personal address book, the same one used by our other messaging applications. By providing these capabilities on an integrated basis reduces the complexity of deployments, simplifies on-going support and reduces the total cost of ownership.

      Our messaging application products include:

•	Critical Path Messaging Server – Highly scalable and robust messaging subsystem, offering a wide range of access (web, SMTP, POP3 and IMAP4) with the ability to handle millions of users across a large number of domains at low operating costs. It can be deployed in many different configurations, from single-server deployments up through redundant, globally-distributed installations.

•	Critical Path Personal Address Book Server – Centralized repository for all contact information used by our messaging applications with support for integrating with third-party applications such as voice dialing. Gives users continuous access to private and shared address information, allowing important phone numbers or email addresses to be quickly obtained from desktop email clients in the office, web browsers at home, or from wireless phones while on the road. Having a single place to keep contact information helps stimulate greater usage, improve loyalty and simplify deployment.

•	Critical Path Calendar Server – Standards-based calendaring application that helps both basic and advanced users effectively manage schedules and tasks. Sophisticated collaboration features are designed to enable group scheduling and allow shared access to calendars and task lists, helping to stimulate higher usage, loyalty and retention. Supports traditional desktop synchronization, SyncML and extensible notification capabilities.

•	Critical Path Internet File Server – Online file storage with support for both private access and secure sharing for enterprise collaboration as well as premium carrier applications such as MMS Photo/ Media Albums that stimulate usage and expose Web-based audiences to the benefits of MMS. Provides web, wireless or voice interfaces as well as access via WebDAV-compliant desktop clients such as Microsoft Windows clients.

•	Critical Path Notification Server – Automatically generates alerts based on user-specified events in Critical Path and third-party applications. Routes and delivers alert messages via SMS, WAP Push, email, or instant messaging over AOL®, Yahoo!® or MSN® Instant Messaging.

Identity Management Products

      Our identity management products organize and manage user identity information – such as names, user ids, passwords, email addresses, telephone numbers, group affiliations, roles and access rights – for applications, databases, directories and operating systems. They offer high scalability, supporting millions of entries with a single deployment.

      Our identity management products include:

•	Critical Path Meta-Directory Server – Consolidates user identity information that is scattered among disparate data systems and integrates it according to highly customizable business rules into a consistent, accurate profile for each user. Then, using customer-specified policies, appropriate portions of this clean identity data are automatically distributed to all applications and systems that depend upon having accurate, up-to-date information about each user. This reduces errors and delays that drive up helpdesk costs. Our Meta-Directory includes a wide breadth of pre-built connectors and supports industry-standard languages such as Java, Perl, XML and SOAP, as well as key mainframe and database systems. This frees customers from having to learn proprietary scripting languages helping them to deploy identity management solutions more rapidly with significantly lower upfront and ongoing costs.

•	Critical Path Directory Server – Provides a highly scalable, central repository for user profile information and other data shared by multiple systems and applications. This high volume LDAP directory is deployed in numerous critical environments, including security infrastructure for enterprise intranets and extranets, online banking services, Internet postal services, telecommunications carriers and government services. Optional hot-standby support provides automatic failover and disaster recovery.

•	Critical Path Password Management – Provides centralized management and self-service administration of passwords for multiple applications and systems. Designed to help customers reduce burdens on helpdesks, increase user satisfaction and productivity as well as reduce vulnerability to out-of-date passwords.

Target Markets, Customers and Strategic Alliances

Customers and Target Markets

      We offer messaging and identity management solutions to enterprises, wireless carriers and telecommunications providers, broadband companies and service providers, and government agencies and postal authorities.

•	Enterprises – In the face of ever-tightening budgets, enterprises are looking for ways to cut capital expenses and operational costs. In addition, as work forces become more distributed and change more frequently, the need to keep track of employees, contractors, partners and customers and to communicate with them electronically is growing. Our identity management offerings help enterprises cut helpdesk costs and strengthen security infrastructure (particularly for single sign-on and access control for Web-based portals) with solutions for data and directory integration, user profile management, user provisioning and password synchronization. In addition, Critical Path’s hosted messaging solutions help enterprises reduce the cost of delivering new generations of messaging services while co-existing with Microsoft Exchange and other existing systems.

•	Wireless Carriers and Telecommunications Providers – After years of investment in new infrastructure and spectrum licenses combined with falling margins for traditional offerings, wireless carriers are extremely focused on driving more revenue on their existing networks. As a result, they are looking for ways to deliver differentiated services that will spur consumption of data and voice traffic, enable new premiums to be charged, attract new subscribers and retain subscribers longer. We offer a broad range of rich, integrated messaging and collaboration applications – available as licensed software and hosted services – as well as identity management infrastructure that work together to share and process data. With a proven ability to scale up to millions of subscribers per installation and a dedication to open standards that provides extensibility and investment protection, our software enables carriers to deliver a wide range of customized services, such as email, personal information management, premium MMS and SMS services, and unified communications, to both consumers and business users from a single platform.

•	Broadband Companies and Service Providers – Broadband providers such as cable, satellite and DSL operators are constantly looking to offer differentiated services that can take advantage of the high bandwidth they are providing to their subscribers. Our flexible messaging solutions – available both as licensed software and as hosted services – enable multimedia content to be integrated with rich messaging and collaboration applications designed to create premium services that attract new subscribers, increase loyalty and retain subscribers longer. We believe extensibility and ease of deployment of our software enables providers to reliably and incrementally roll out new services as their business expands. Our scalability handles growing subscriber bases smoothly, and our ability to offer the services either as licensed software or as hosted services gives providers the flexibility to choose the delivery method that best suits their business.

•	Government Agencies and Postal Authorities – Governments and postal authorities are increasingly becoming providers of digital services, both internally for employees, contractors and suppliers as well as externally to citizens and residents. Delivering services on a national scale to highly distributed users depends upon having strongly-managed identities and robust communications. Our identity management solutions enable agencies to create centralized repositories of identity information for keeping track of which users are allowed access to which services, particularly for Web-based infrastructure. Our messaging solutions are used worldwide, particularly by postal authorities, to provide “email for life.” These messaging solutions, available as licensed software as well as hosted services, can enable agencies to significantly reduce the cost of providing email, personal information management and collaboration services to users across the country and around the world.

Strategic Alliances

      A key element of our sales strategy is to expand distribution channels through strategic reseller or joint sales relationships. These alliances can provide access to a greater range of markets and customers by increasing the breadth of offerings that incorporate our products and services:

•	Systems Integrators – For many large enterprises and telecommunications carriers, our offerings are part of a larger solution. To provide the level of service required to bring together and implement such larger offerings, particularly for customers who require global coverage, we have allied with a number of systems integrators in the industry, including the Hewlett-Packard Company, Wipro, Cap Gemini Ernst & Young, Accenture, Bearingpoint, EDS Corporation, and Deloitte & Touche.

•	Solution Providers – Our technology is embedded into the solutions sold by a variety of companies. We believe these relationships enable our products to address a wider range of needs and, in many cases, provide access for follow-on sales of our other products. Key strategic alliance partners in this category include LogicaCMG Plc, Comverse Technology, Inc., CTI Square Ltd. and Entrust, Inc.

      Information regarding customers and sales by geographic area is included in Note 20 of Notes to Consolidated Financial Statements – Product and Geographic Information.

Sales and Marketing

Sales Strategies

      Direct Sales. We maintain a direct sales force to introduce prospective customers and channel partners to our products and services and to work in tandem with our business partners. Our worldwide direct sales team is organized around our target markets in each of our key geographic regions. Currently, we have sales staff located in domestic offices in or near San Francisco, Dallas, Boston and a variety of other cities throughout the United States. Internationally we have members of our sales organization located in Brazil, Denmark, France, Germany, India, Ireland, Italy, Japan, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom.

      Channel Sales. We actively embrace sales alliances with specialized technology and service firms in a variety of channels in order to increase our presence and share in our target markets. Our flexible, customizable solutions are well suited for these firms and channel delivery, offering numerous opportunities for adding value through consulting services and integration with complementary products. We team with global System Integrators (SIs), Independent Software Vendors (ISVs), Original Equipment Manufacturers (OEMs) and Hardware vendors.

      Marketing Strategies. Our global marketing team is focused on product definition, lead generation, sales support and public relations to better equip our sales force and companies with whom we have sales alliances and to educate our key markets about the business value of our messaging and identity management solutions. We intend to continue to focus on targeted industry events, particularly in conjunction with our strategic alliances, to promote our brand presence and acquire customers.

Competition

      We offer a broad range of solutions; we are not aware of any one company that directly competes with every one of our products and services. Instead, we face a different set of competitors in each of our lines of business. Our messaging solutions compete against offerings from Openwave Systems Inc., Sun Microsystems’ Sun ONE software division (formerly iPlanet), Oracle Corporation, Microsoft Corporation, IBM Corporation’s Lotus division and Mirapoint Inc. as well as with a variety of smaller product suppliers. In the identity management market, we compete primarily with Sun Microsystems’ Sun ONE software division (formerly iPlanet), IBM Corporation, Microsoft Corporation, Novell Corporation, Siemens Corporation as well as various small identity management application vendors. In the market for outsourced hosted email services, we compete with such corporations as EasyLink Services Corporation (formerly Mail.com), CommTouch Corporation, USA.net and other smaller application service providers offering hosted Microsoft Exchange services.

      While these competitors and others exist in each of our individual lines of business, we believe our overall solution of products and services serves as a competitive advantage. Our products and services are designed to help customers easily integrate our broad range of products into their infrastructure, selecting multiple products and services from us as their requirements demand. In addition, our ability to deliver our messaging solutions either as licensed software or as hosted solutions enables our customers to choose the most efficient model for different parts of their business.

      We believe that competitive factors affecting the market for our digital communications solutions include:

•	total cost of ownership and operation;

•	breadth of platform features and functionality;

•	ease of integration into customers’ existing applications and systems;

•	scalability, reliability, performance and ease of expansion and upgrade;

•	ability to extensively customize, personalize and tailor solutions to different classes of users across multiple markets;

•	flexibility to enable customers to manage certain aspects of their systems internally and leverage outsourced services in other cases when resources, costs and time to market reasons favor an outsourced offering; and

•	perceived long-term stability of the vendor.

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

Technology

Critical Path Communications Platform

      Our core expertise is in the development and deployment of highly scalable, open systems-based messaging and identity management software designed to ease integration with customers’ existing infrastructure. Our technology, called the Critical Path Communications Platform, provides an extensible set of access, messaging, and identity management services that allow us to deliver a wide range of solutions to enterprises, government agencies and service providers from a single technology base.

      All of the components of the Critical Path Communications Platform are designed to support mission-critical business environments. Our high performance, scalable and reliable servers operate in installations ranging from thousands to millions of users. Our components include a range of tools and software development kits (SDKs) that provide extensive customization and easy integration with third-party technologies. These components can be used on a standalone basis or together in many combinations, enabling us to deliver very flexible solutions. The Critical Path Communications Platform operates on Sun Microsystems’ Solaris, Microsoft’s Windows NT/2000 and HP’s HP-UX operating systems, with additional support for various components on IBM’s AIX and Red Hat’s distribution of the Linux operating systems.

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

      Alongside our Presentation Server is our SyncML Server, a flexible engine for synchronizing information between server-based applications such as our messaging applications and client devices such as wireless phones. Both the SyncML Server and Presentation Server are complemented by our Short Message Service Access Server, a powerful application framework that enables the development of premium text messaging applications that send Short Message Service (SMS) messages. The SMS Access Server includes an application development SDK (SMASI) that applications can use to drive SMS traffic through all of the major SMS Center (SMSC) operations software systems. Our SMS Access Server also includes WAP Push support to enable next generation wireless applications like premium Multimedia Messaging Service (MMS) services.

Messaging Applications

      Our Messaging Server, a scalable, standards-based, messaging server enables the delivery of services from Email and Multimedia Messaging Services to Unified Messaging and next generation voicemail services through its powerful native IMAP mail store and SMTP relay. Its advanced architecture allows single or multiple domains to be split over multiple servers, distributed geographically as well as setup as clusters. It also has support for security features including secure-socket-layer (SSL) as well as anti-virus and anti-spam filtering.

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

Identity Management

      Mission critical applications often depend upon having reliable user identity information. Our Meta-Directory software is designed to consolidate and integrate data from disparate systems according to highly customizable business rules into accurate, centralized profiles of each user. This enables user/resource provisioning, keeping information consistent between various messaging and business systems, and is designed to improve security, data integrity and reduce overall administration cost. At the core of our technology is an extensible engine for gathering data about users from a variety of business systems, including the various components of the Critical Path Communications Platform. Our Meta-Directory comes with plug-in “connectors” for a wide range of systems including Sybase’s SQL Server, Microsoft’s Exchange, Lotus’

Notes, and products from Oracle Corporation, Peoplesoft Corporation, Siebel Systems and mainframe applications. It also connects to all of the major directory systems on the market, including Critical Path’s Directory Server, Microsoft’s Active Directory, Novell’s eDirectory and iPlanet’s Directory Server. Meta-Directory also includes a powerful SDK that enables the development of custom connectors using Perl, Java, XML and SOAP, freeing customers from having to learn proprietary scripting languages.

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

      In addition to our Directory and Meta-Directory infrastructure products, we also offer a layered application called Critical Path Password Management. This software provides easy-to-use graphical interfaces for managing multiple passwords from a centralized location. It helps organizations enforce password policies and keep passwords on many different systems up to date.

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

      Our hosted messaging service is comprised of multiple groups of servers and routers acting as a single, virtual point of contact to customers for messaging services. These systems are managed by HP, enabling us to offer customers service level agreements, 24x7 helpdesk support, and easy expansion around the globe.

      All aspects of our hosted messaging service are, in turn, deployed in a redundant configuration with the goal that if any process or system goes down, another will be available to handle customer traffic seamlessly. This behavior is called “transparent failover” and is designed to increase the availability of messaging services to the customer. Our hosted messaging service also includes a dynamic load-balancing system that acts as proxy servers for firewall safety. The load balancers are configured in parallel so that if one goes down, the load is transferred to the remaining systems. We have created a proprietary account provisioning protocol for account creation and maintenance. This enables account transitioning from other services or legacy systems to be bulk-loaded, tested, replicated and deployed on our service automatically. This protocol addresses a critical time to market issue by helping organizations to quickly transition to the new standards-based email service minimizing down-time and degradation to their existing internal systems. In addition, it can be used by customers and partners to rapidly facilitate automatic account sign-ups from web sites.

      Data Centers. Our hardware for operating production services currently is located in multiple data centers managed by HP. With high-speed connections to diverse backbone providers and robust network architecture, we aim to eliminate single points of failure, thus reducing the likelihood that our customers will suffer downtime as a result of network outages. Our data centers feature redundant systems for power, raised floors, HVAC temperature control systems, seismically braced racks, fire protection, and physical security and surveillance 24 hours a day, seven days a week.

      Security. We have a diverse set of firewall solutions that are specifically tailored for each of our hosted services, reducing the likelihood of security breaches. To enhance security for our network, our staff members monitor the network hardware 24 hours a day, seven days a week. Suspicious activity is reported and investigated immediately.

      Spam and Viruses. Our messaging services include Spam Blocking to help guard against unsolicited commercial email and Virus Scanning to help prevent the spread of Internet viruses and worms. Our message filtering technology has been enhanced through partnerships with Brightmail and Symantec, allowing our hosted messaging customers to benefit from new spam and virus filters as they are created in response to attacks worldwide.

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

      We invested $30.7 million, $19.6 million and $19.0 million in research and development in 2001, 2002 and 2003, respectively. In addition, we incurred stock-based compensation expense of $3.7 million, $1.2 million and $15,000 related to research and development during 2001, 2002 and 2003, respectively. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our products and services. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our products and services. The failure to adapt to such changes would harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to undertake substantial expenditures to modify or adapt our services or infrastructure.

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

Employees

      At December 31, 2003, we had 418 employees, including 130 in operations, 92 in sales and marketing, 132 in research and development and 64 in general corporate and administration. Our future success depends, in significant part, upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified and experienced technical, sales and managerial personnel. Competition for such personnel can be intense, and we cannot guarantee that we can retain our key technical and managerial employees or that we will be able to attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

      In addition, the applicability of laws and regulations directly applicable to the businesses of our customers, particularly customers in the fields of banking and health care, will continue to affect us. The security of information about our customers’ end-users continues to be an area where a variety of laws and regulations with respect to privacy and confidentiality are enacted. As our customers implement the protections and prohibitions with respect to the transmission of end-user data, our customers will look to us to assist them in remaining in compliance with this evolving area of regulation. In particular the Gramm-Leach-Bliley Act contains restrictions with respect to the use and protection of banking records for end-users whose information may pass through our system.

Geographic Information

      A summary of domestic and international financial data is set forth in Note 20 — Product and Geographic Information of Notes to the Consolidated Financial Statements in Item 15, which is incorporated herein by reference. A discussion of factors potentially affecting our domestic and international operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Factors that May Affect Future Operating Results,” in Item 7, which is incorporated herein by reference.

Recent Developments

      March 2004 Private Placement. In March 2004, we issued $18.5 million in principal amount of 10% senior secured convertible notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital. These notes are convertible into approximately 12.3 million shares of Series E convertible preferred stock at $1.50 per share only if we receive shareholder approval. If we do not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of our common stock at $2.18 per share, provided the note holder will not be able to convert its notes into shares of common stock to the extent the note holder, together with its affiliates, would own 9.9% or more of our common stock after conversion.

      March 2004 Debt Extension. In March 2004, we executed an amendment with a group of investors led by Cheung Kong Group and its Whampoa Limited affiliates including Campina Enterprises Limited, Cenwell Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (referred to collectively as the Cheung Kong Investors), which would extend the maturity of the $32.8 million in face value of 5 3/4% convertible subordinated notes held by the Cheung Kong Investors from April 1, 2005 to April 1, 2006. The extension will only take place in the event our shareholders do not approve the exchange of the 5 3/4% convertible subordinated notes held by the Cheung Kong Investors for approximately 21.9 million shares of our Series E preferred stock. In addition, in the event the maturity date is extended to April 1, 2006, the interest rate on the 5 3/4% convertible subordinated notes held by the Cheung Kong Investors will increase to 7 1/2% for the period beginning April 1, 2005 and ending April 1, 2006, and we will be required to pay fees totaling $1.5 million.

      January 2004 Private Placement. In January 2004, we issued $15 million in principal amount of 10% senior secured convertible notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. These notes are convertible into approximately 10 million shares of Series E convertible preferred stock at $1.50 per share only if we receive shareholder approval. If we do not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of our common stock at $1.65 per share, provided the note holder will not be able to convert its notes into shares of common stock to the extent the note holder, together with its affiliates, would own 9.9% or more of our common stock after conversion.

      Rights Offering. We have filed a preliminary proxy statement for a special meeting and a registration statement relating to a proposed rights offering for holders of our common stock on a record date to be determined by our board of directors to purchase up to $21 million of Series E preferred stock.

      Management and Board Changes. In January 2004, William S. Cohen and Raul J. Fernandez resigned from our board of directors, and in February 2004, Peter L.S. Currie, a partners of General Atlantic Partners, LLC, one of our principal shareholders, was appointed to fill a vacancy. In March 2004, Chris Gorog resigned from our board of directors and Frost R.R. Prioleau was appointed to fill the vacancy. In February 2004, William M. Smartt resigned as our Executive Vice President and Chief Financial Officer and James Clark, formerly chief financial officer of Diversified Healthcare Services, Inc., was hired as his successor.

Item 2.	Properties

      Our corporate headquarters as well as primary operations and development activities are located in one office building in San Francisco, California. We currently occupy a total of 63,467 square feet in this building, under a lease that expires on December 31, 2006.

      In addition to this principal location, we currently occupy a 24,300 square foot building in Dublin, Ireland under a lease expiring on July 14, 2014. We lease additional facilities in Brazil, Canada, France, Ger-

many, Ireland, Italy, Japan, Malaysia, Spain, Sweden, Switzerland, the United Kingdom and certain cities in the United States. We continually evaluate the adequacy of our existing facilities, and we believe that the current facilities are suitable for our needs for at least the next 12 months, or that additional space will be available on commercially reasonable terms, if necessary.

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

      Action in the Superior Court of San Diego. On December 24, 2003, we were named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us, and various other unnamed defendants. The complaint alleges that we, as Peregrine’s customer, engaged in a series of fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine in August 2001. The complaint alleges causes of action for fraud and deceit, negligent misrepresentation, violations of California Corporations Code provisions regarding sales of securities by means of false statements or omissions, violations of California Corporations Code provisions regarding securities sales made on the basis of undisclosed, material inside information, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. We believe the claims are without merit and intend to defend ourselves vigorously. On February 23, 2004, we filed a demurrer and a motion to strike the complaint, both of which are currently scheduled to be heard on April 9, 2004. Because the litigation is at an early stage, the outcome cannot be predicted with any certainty.

      Securities Action in Northern District of California. On April 30, 2002, MBCP PeerLogic LLC and other named plaintiffs filed suit in the U.S. District Court for the Southern District of New York against us and certain of our former officers. The plaintiff shareholders had opted out of a shareholder litigation settlement that was approved by the U.S. District Court for the Northern District of California. On November 25, 2003, we entered into settlement of these claims, approved by the United States District Court for the Northern District of California, pursuant to which we agreed to issue 553,914 shares of common stock and 188,587 shares of Series D preferred stock in exchange for a release of plaintiffs’ claims, and recorded a charge of $5.1 million related to the value of these issuances as stock-based expense – general and administrative in the fourth quarter of 2003. We also agreed to exchange 69,149 shares of Series D preferred stock for 733,333 shares of Series E preferred stock if we obtain shareholder approval of the matters being submitted to a vote of our shareholders at a special meeting. The plaintiffs’ claims against us were voluntarily dismissed with prejudice, and without costs or attorneys’ fees to any party. Our counterclaims against plaintiffs were also dismissed with prejudice, and without costs or attorneys’ fees to any party.

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on our behalf, filed in the Superior Court of the State of California and in the U.S. District Court for the Northern District of California. The derivative complaints alleged that certain of our former officers and directors breached their fiduciary duties, engaged in abuses of control, were unjustly enriched by sales of our common stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. This case was fully and finally settled in December 2003 and approved by the Court. The settlement involved a monetary recovery by us of $330,000.

      Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against us, and certain of our former officers and directors and underwriters connected with our initial public offering of common stock in the U.S. District Court for the

Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased our common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased our stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. We have reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by us and no admission of liability. However, it is subject to approval by the Court, which has not yet occurred.

      Securities and Exchange Commission Investigation. In 2001, the Securities and Exchange Commission investigated us and certain of our former officers, employees and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in our securities. The SEC concluded its investigation of us in January 2002 and, without admitting or denying liability, we consented to a cease and desist order and an administrative order as to violation of certain non-fraud provisions of the federal securities laws. The investigation has also thus far resulted in charges being filed against five former officers and employees. We believe that the investigation of our former officers and employees may continue. While we continue to fully cooperate with any requests with respect to such investigation, we do not know the status of such investigation.

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

      In April 2002, the landlord filed suit in San Francisco Superior Court against us alleging, among other things, breach of the lease and tort claims related to the lease transaction. In its complaint, the landlord sought unspecified damages for back rent, attorneys’ fees, treble damages under certain statutes, and unspecified punitive damages. In August 2003, we filed our answer to the second amended complaint and a cross-complaint against the landlord, under which we seek compensatory damages and unspecified punitive damages for the landlord’s failure to disclose the zoning restrictions on the leased premises before the lease was signed. In early February 2004, we reached an agreement in principle with the landlord to fully and finally settle this litigation as well as the zoning dispute described above in exchange for $100,000 in cash and a warrant to purchase 100,000 shares of common stock at a purchase price equal to current fair market value as of the date of settlement. However, a final written settlement agreement has not yet been executed. At December 31, 2003, we had accrued sufficient amounts to cover the cost of the proposed settlement.

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

      Our common stock has been quoted on the Nasdaq National Market under the symbol “CPTH” since March 29, 1999. The following table presents, for the periods indicated, the high and low sales prices per share of our common stock (as adjusted to reflect the reverse stock split of our authorized and outstanding common stock on August 4, 2003) as reported on the Nasdaq National Market.

	High	Low

Year Ended December 31, 2002
First Quarter (from January 1, 2002 to March 31, 2002)	$3.80	$2.08
Second Quarter (from April 1, 2002 to June 30, 2002)	$2.50	$1.00
Third Quarter (from July 1, 2002 to September 30, 2002)	$1.15	$0.56
Fourth Quarter (from October 1, 2002 to December 31, 2002)	$0.93	$0.41
Year Ended December 31, 2003
First Quarter (from January 1, 2003 to March 31, 2003)	$3.92	$1.96
Second Quarter (from April 1, 2003 to June 30, 2003)	$4.76	$2.80
Third Quarter (from July 1, 2003 to September 30, 2003)	$6.96	$2.38
Fourth Quarter (from October 1, 2003 to December 31, 2003)	$3.30	$1.10

      As of March 1, 2004, there were approximately 1,185 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

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

Recent Sales of Unregistered Securities

      In March 2004, in connection with an amendment to the credit facility with Silicon Valley Bank to increase the size of the credit limit to a maximum of $6.0 million and extend the maturity date to June 30, 2005, we agreed to issue warrants to purchase up to 100,000 shares of our common stock to Silicon Valley Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date of March 12, 2011. The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

      In March 2004, we issued $18.5 million in principal amount of 10% senior secured convertible notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital. These notes are convertible into approximately 12.3 million shares of Series E convertible preferred stock at $1.50 per share only if we receive shareholder approval. If we do not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of our common stock at $2.18 per share, provided the note holder will not be able to convert its notes into shares of common stock to the extent the note holder, together with its affiliates, would own 9.9% or more of our common stock after conversion. The investors were qualified institutional buyers and the issuance of the notes was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. A description of our Series E preferred stock is set forth at the end of this section.

      In January 2004, we issued an aggregate of $15 million in principal amount of 10% convertible secured notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. These notes are convertible into approximately 10 million shares of Series E preferred stock at $1.50 per share only if we receive shareholder approval. If we do not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of our common stock at $1.65 per share, provided the note holder will not be able to convert its notes into shares of common stock to the extent the note holder, together with its affiliates, would own 9.9% or more of our common stock after conversion. The investors were qualified institutional buyers and the issuance of the notes was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

      On November 26, 2003, in connection with the settlement with MBCP PeerLogic LLC and other named plaintiffs we issued 553,914 shares of common stock and 188,587 shares of Series E preferred stock in exchange for the release of plaintiffs’ claims. If we obtain shareholder approval of the matters described above and in the paragraph below, we have agreed to convert 69,149 shares of Series D preferred stock issued to these shareholder plaintiffs into 733,333 shares of Series E preferred stock. The issuance of the common stock was exempt from registration pursuant to an order from the United States District Court for the Northern District of California, dated November 25, 2003, approving issuance of shares pursuant to Section 3(a)(10) of the Securities Act. The issuance of the Series D preferred stock was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

      On November 18, 2003, we entered into a definitive agreement to issue an aggregate of $10 million in principal amount of 10% convertible secured notes to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G., (referred to collectively as the General Atlantic Investors), and to convert the notes, plus $1 million in accrued interest, into approximately 7.3 million shares of our Series E preferred stock. In the same agreement, we agreed to exchange approximately $32.8 million in face value of our 5 3/4% convertible subordinated notes held by a group of investors led by Cheung Kong Group and its Whampoa Limited affiliates including Campina Enterprises Limited, Cenwell Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (referred to collectively as the Cheung Kong Investors) for approximately 21.9 million shares of our Series E preferred stock. These notes are convertible into Series E preferred stock at $1.50 per share only if we receive shareholder approval. The investors were institutional accredited investors or qualified institutional buyers and the issuance of the notes was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

      In June 2002, in connection with the settlement of a consolidated class action lawsuit originally filed in the Northern District of California on February 2, 2001, we agreed to issue warrants to purchase up to 212,500 shares of our common stock to shareholder plaintiffs. These warrants were fully exercisable upon grant, had an exercise price of $40.00 per share and have an expiration date of June 18, 2005. The issuance of these warrants was exempt from registration pursuant to a final judgment dated June 18, 2002 from the United States District Court for the Northern District of California approving the issuance of the warrants under Section 3(a)(10) of the Securities Act of 1933 as part of the settlement entered into by the parties and based on a fairness hearing held by the court on May 23, 2002.

Description of Series E Preferred Stock

      The following is a summary of the terms of our Series E preferred stock, if approved by our shareholders in a special meeting.

      Dividends. The shares of Series E preferred stock rank senior to all capital stock of Critical Path with respect to the payment of dividends. Dividends on the shares of Series E preferred stock accrue at a simple annual rate of 5 3/4% whether or not our board of directors declares them. Dividends in respect of the Series E preferred stock will not be paid in cash but will be added to the value of the Series E preferred stock and will be taken into account for purposes of determining the liquidation preference, conversion rate, dividends and voting rights. We must declare or pay dividends on the Series E preferred stock when we declare or pay dividends to the holders of common stock. Except for dividends accruing to the Series D preferred stock, we may make no dividends or distribution with respect to any shares of capital stock unless all dividends accruing to the Series E preferred stock have already been paid.

      Liquidation or Change of Control. In the event of a liquidation or change of control, we will pay each share of Series E preferred stock, prior to the payment of any other equity securities, an amount equal to the greater of the purchase price of the Series E preferred stock plus all accrued dividends or the value that would be paid to the holder of the number of shares of common stock into which such shares of Series E preferred stock are convertible immediately prior to the closing of such liquidation or change of control. A change of control includes, among others, any merger consolidation or other business combination transaction in which the shareholders owning a majority of our voting securities do not own a majority of our voting securities of the surviving entity, any tender, exchange or other offer whereby any person obtains a majority of the voting securities, any proxy contest in which a majority of the board of directors prior to such contest do not constitute a majority of the board of directors after such contest, any sale of all or substantially all of our assets or any other transaction that triggers the issuance of rights pursuant to our Shareholder Rights Plan (which issuance is not waived by the board of directors).

      Calls for Redemption. All, but not less than all, of the shares of Series E preferred stock may be called for redemption, at our option, after the third anniversary of the date shares of Series E preferred stock are first issued if on any date the average closing price per share of the common stock equals or exceeds four hundred percent (400%) of the sum of the per share purchase price of the Series E preferred stock and all accrued dividends through the most recent dividend accrual date for any 60 consecutive trading day period. We must provide notice of any such call for redemption within 30 days of such period and not less than 10 nor more than 30 days prior to the date set for redemption. The shares of Series E preferred stock must be called for redemption on the fourth anniversary of the date shares of Series E preferred stock are first issued. Notice of the mandatory call for redemption must be given not less than 30 nor more than 60 days prior to the date set for redemption. In the case of any call for redemption, we must pay the applicable redemption price by wire transfer of immediately available funds or check within seven days after we receive surrendered certificates representing the shares of Series E preferred stock called for redemption. If we do not have sufficient funds available by law to redeem the Series E preferred stock on the date set for the mandatory call, the holders of shares of Series E preferred stock will share ratably any funds available by law for redemption. Any shares of Series E preferred stock that remain outstanding following the mandatory redemption date will thereafter continue to accrue dividends until redeemed. Any additional funds available by law for redemption will be used to redeem the balance or a portion of the balance of any shares as soon as practicable.

      Voting. Each share of Series E preferred stock entitles its holder to vote at any shareholders’ meeting, on any matter entitled to be voted on by holders of our common stock, voting together as a single class with other shares entitled to vote on such matters. In order to comply with The Nasdaq Stock Market’s Marketplace Rule 4351, which prohibits issuers from creating a new class of securities that votes at a higher rate than an existing class of securities based on the relative investment in the issuer made by the new security holders, the voting power of the Series E preferred stock may be impaired. The voting formula for each share of Series E preferred stock will be the sum of $1.50 plus all accrued dividends for such share divided by the “voting conversion amount.” The voting conversion amount will be equal to the lower of (i) $1.70, (ii) the most recent closing bid price of the common stock as of the date the Series E preferred stock is first issued and (iii) the average closing bid prices for the five trading days prior to the date the Series E preferred stock is first issued; provided, however, the voting conversion amount will not be less than $1.50. The voting conversion amount will be determined on the date the Series E preferred stock is first issued and, once determined, will remain the same (subject to adjustment for stock splits, subdivisions, reclassifications, distributions and similar transactions).

      In addition, holders of a majority of the outstanding shares of Series E preferred stock must approve:

•	Any amendment to the terms of the Series E preferred stock;

•	Any amendment to the number of authorized shares of Series E preferred stock and any issuance of shares of equity securities ranking senior to the Series E preferred stock; or

•	The redemption of any junior equity securities or the payment of dividends to junior equity holders.

      Conversion. Each share of Series E preferred stock will be convertible at any time at the option of the holder into the number of shares of common stock derived by dividing the purchase price of the Series E preferred stock plus all accrued dividends from the date of issuance through the most recent semi-annual dividend accrual date by $1.50, subject to certain antidilution provisions. The terms of the Series E preferred stock contain protection against dilution if Critical Path effects a subdivision or combination of common stock or in the event of a reclassification, recapitalization, stock split, stock dividend or other distribution payable in securities of Critical Path or any other person.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(in thousands, except per share data and footnotes)

      The selected consolidated statement of operations data during the years ended December 31, 1999, 2000, 2001, 2002 and 2003 and selected consolidated balance sheet data as of December 31, 1999, 2000, 2001, 2002 and 2003, have been derived from our Consolidated Financial Statements. The data set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this document.

	Year Ended December 31,

	1999	2000(1)	2001(2)	2002(4)	2003(6)(7)(8)

Consolidated Statement of Operations Data:
Net revenues	$16,157	$135,653	$104,173	$87,133	$72,297
Gross profit (loss)	(5,400)	13,732	(18,868)	16,711	24,013
Operating expenses	(117,850)	(1,831,449)	(222,830)	(122,105)	(74,884)

Loss from operations (5)	(123,250)	(1,817,717)	(241,698)	(105,394)	(50,871)
Non-operating income (expenses) (3)	6,309	(28,235)	169,440	(11,538)	(10,406)

Loss before income taxes	(116,941)	(1,845,952)	(72,258)	(116,932)	(61,277)
Provision for income taxes	—	(6,513)	(7,206)	(979)	(856)

Net loss	$(116,941)	$(1,852,465)	$(79,464)	$(117,911)	$(62,133)
Accretion on mandatorily redeemable preferred stock	$—	$—	$(356)	$(13,904)	$(12,446)

Net loss attributable to common shares	$(116,941)	$(1,852,465)	$(79,820)	$(131,815)	$(74,579)

Net loss per share attributable to common Shares — basic and diluted:
Net loss per share attributable to common shares	$(15.71)	$(122.68)	$(4.32)	$(6.78)	$(3.73)

Weighted average shares — basic and Diluted	7,443	15,100	18,495	19,445	20,020

	At December 31,

	1999	2000	2001	2002	2003

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$75,932	$216,542	$69,165	$43,071	$18,984
Working capital	$76,060	$186,777	$57,983	$19,961	$1,876
Goodwill and other intangible assets	$474,297	$124,094	$48,641	$6,613	$6,613
Total assets	$673,805	$497,610	$199,952	$104,006	$67,725
Convertible subordinated notes payable	$—	$300,000	$38,360	$38,360	$38,360
Capital lease obligations, long-term portion	$5,669	$4,687	$1,149	$1,332	$1,295
Mandatorily redeemable preferred stock	$—	$—	$5,556	$26,900	$55,301
Shareholders’ equity (deficit)	$616,992	$113,104	$108,972	$(8,554)	$(77,242)

(1)	Operating expenses for the year ended December 31, 2000, include a $1.3 billion charge related to impairment of intangible assets including the deferred costs associated with our ICQ and Qwest relationships. See also Note 17 of Notes to Consolidated Financial Statements – Impairment of Long-Lived Assets.

(2)	Operating expenses for the year ended December 31, 2001, include a $26.6 million charge related to impairment of certain long lived assets and an $18.3 million charge related to costs incurred as a result of our strategic restructuring. See also Note 4 of Notes to Consolidated Financial Statements – Strategic Restructur-

ing and Employee Severance and Note 17 of Notes to Consolidated Financial Statements – Impairment of Long-Lived Assets.

(3)	Non-operating income for the year ended December 31, 2001, includes gains of $179.3 million, net of applicable taxes and write downs of related debt issuance costs, recognized on the retirement of $261.4 million of face value of Critical Path’s convertible subordinated notes. See also Note 11 of Notes to Consolidated Financial Statements – Convertible Subordinated Notes.

(4)	Operating expenses for the year ended December 31, 2002, include a $3.2 million charge related to costs incurred as a result of restructuring actions we took in the second and fourth quarters of 2002. See also Note 4 of Notes to Consolidated Financial Statements – Strategic Restructuring.

(5)	Included in operating expenses in 1999, 2000 and 2001 were goodwill amortization charges of $29.6 million, $341.7 million and $643,000, respectively. In accordance with SFAS No. 142, we ceased amortization of goodwill on January 1, 2002.

(6)	Operating expenses for the year ended December 31, 2003, include an $8.1 million charge related to costs incurred as a result of restructuring actions we took in the first through fourth quarters of 2003. This charge was partially offset by the first quarter 2003 reversal of approximately $1.2 million in restructuring expenses, which were accrued during 2001 and 2002, as we do not anticipate these amounts will be paid in the future. See also Note 4 of Notes to Consolidated Financial Statements – Strategic Restructuring.

(7)	Operating expenses for the year ended December 31, 2003, include a $5.1 million charge related to the settlement of litigation in the fourth quarter of 2003. See also Note 13 of Notes to Consolidated Financial Statements – Commitments and Contingencies.

(8)	Non-operating expense for the year ended December 31, 2003 includes an extraordinary gain of $3.8 million related to the early release of escrow funds related to The docSpace Company acquisition. See also Note 9 of Notes to Consolidated Financial Statements – Related Party Transactions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” “proposed,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our ability to operate in the future, our ability to obtain funding, including our intention to conduct a rights offering and our ability to consummate the rights offering if undertaken, of the rights offering and the amount of proceeds raised thereby, the adequacy of funds to meet anticipated operating needs, the amount of charges that we will record that will increase our net loss attributable to common shares in connection with the proposed issuance of our Series E preferred stock and amendment of the terms of our Series D preferred stock, our future strategic, operational and financial plans, possible financing, strategic or business combination transactions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, the adequacy of our current facilities and our ability to obtain additional space, our litigation strategy, use of future earnings, the feature, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense reduction, anticipated effects of restructuring and retirement of debt, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, difficulties of forecasting future results due to our limited operating history, failure to obtain additional financing on favorable terms or at all, failure to meet sales and revenue forecasts, evolving business strategy and the emerging nature of the market for our products and services, the settlement of litigation and the continuing SEC investigation against former executives and directors, turnover within and integration of senior management, board of directors members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which we do business, risks associated with our international operations, inability to predict future trading prices of our common stock which have fluctuated significantly in the past, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, risks associated with an inability to maintain continued compliance with Nasdaq National Market listing requirements and delisting actions by such market, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That May Affect Future Operating Results‘ and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

				Change Over Prior Year

	Historical Amounts			2002		2003

	2001	2002	2003	$	%	$	%

	(In thousands, except percentages)
Period Ended December 31,
Net revenues
Software license	$30,960	$35,176	$22,104	$4,216	14%	$(13,072)	(37)%
Hosted messaging	43,821	24,893	19,444	(18,928)	(43)%	(5,449)	(22)%
Professional Services	12,573	11,593	12,315	(980)	(8)%	722	6%
Maintenance and Support	16,819	15,471	18,434	(1,348)	(8)%	2,963	19%

Total net Revenues	104,173	87,133	72,297	(17,040)	(16)%	(14,836)	(17)%

Cost of net revenues
Software license	1,533	2,682	4,068	1,149	75%	1,386	52%
Hosted messaging	59,124	29,303	26,193	(29,821)	(50)%	(3,110)	(11)%
Professional Services	10,315	10,020	12,203	(295)	(3)%	2,183	22%
Maintenance and Support	10,081	8,670	5,803	(1,411)	(14)%	(2,867)	(33)%
Amortization of purchased Technology	21,284	18,522	—	(2,762)	(13)%	(18,522)	(100)%
Acquisition-related Retention bonuses	—	—	—	—	—%	—	—%
Stock-based expenses	4,050	1,225	17	(2,825)	(70)%	(1,208)	(99)%
Impairment of long-lived assets	16,654	—	—	(16,654)	(100)%	—	—%

Total cost of net revenues	123,041	70,422	48,284	(52,619)	(43)%	(22,138)	(31)%

Gross profit (loss)	(18,868)	16,711	24,013	35,579	189%	7,302	44%

Operating expenses
Sales and marketing	53,356	43,604	31,224	(9,752)	(18)%	(12,380)	(28)%
Research and Development	30,744	19,649	19,047	(11,095)	(36)%	(602)	(3)%
General and administrative	42,260	22,128	12,603	(20,132)	(48)%	(9,525)	(43)%
Amortization of goodwill and other intangible assets	32,746	24,773	—	(7,973)	(24)%	(24,773)	(100)%
Acquisition-related retention bonuses	1,381	11	—	(1,370)	(99)%	(11)	(100)%
Stock-based expenses	34,085	8,772	5,124	(25,313)	(74)%	(3,648)	(42)%
Restructuring and other Expenses	18,267	3,168	6,886	(15,099)	(83)%	3,718	117%
Impairment of long-lived assets	9,991	—	—	(9,991)	(100)%	—	—%

Total operating Expenses	222,830	122,105	74,884	(100,725)	(45)%	(47,221)	(39)%

				Change Over Prior Year

	Historical Amounts			2002		2003

	2001	2002	2003	$	%	$	%

	(In thousands, except percentages)
Loss from operations	(241,698)	(105,394)	(50,871)	136,304	(56)%	54,523	(52)%
Interest and other income (expense), net	5,840	(5,852)	(7,619)	(11,692)	(200)%	(1,767)	30%
Interest expense	(14,714)	(2,748)	(3,336)	11,966	(81)%	(588)	21%
Equity in net loss of joint venture	(1,866)	(1,408)	—	458	(25)%	1,408	(100)%
Loss on investments	(702)	(1,530)	549	(828)	118%	2,079	(136)%
Gain on retirement of convertible subordinated notes, net	180,882	—	—	(180,882)	(100)%	—	—%

Loss before income taxes	(72,258)	(116,932)	(61,277)	(44,674)	62%	55,655	48%
Provision for income taxes	(7,206)	(979)	(856)	6,227	(86)%	123	(13)%

Net loss	$(79,464)	$(117,911)	$(62,133)	(38,447)	48%	55,778	47%
Accretion on mandatorily redeemable preferred stock	(356)	(13,904)	(12,446)	(13,548)	3,806%	1,458	10%

Net loss attributable to common shares	$(79,820)	$(131,815)	$(74,579)	$(51,995)	65%	$57,236	(43)%

Overview

      Our business. We deliver digital communications software and services that enable enterprises, government agencies, wireless carriers, and Internet and wireline service providers to rapidly deploy highly scalable solutions for messaging and identity management. Built upon an open, extensible software platform, these solutions help organizations expand the range of digital communications services they provide, while helping to reduce overall costs. Our messaging solutions, available both as licensed software and as hosted services, provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. This integration can provide new revenue opportunities for carriers and service providers and enables them to attract new subscribers, drive more usage, and retain subscribers longer. For enterprises and governments, our solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable easier compliance with new regulatory mandates, and help reduce the cost and effort of deploying modern messaging services to distributed organizations, mobile users, deskless workers, suppliers and customers.

Critical Path generates revenues from four primary sources:

      Licenses for use of our software products. Our various messaging applications are typically licensed by telecommunications carriers, postal and government agencies, and some highly distributed enterprises for deployment in their data centers. Such licenses are usually sold as a perpetual license on a per-user basis, one for each person who might access the capabilities provided by the software. Our identity management software is typically licensed by large enterprises, government agencies, and telecommunications carriers and is deployed on site in their data centers. Our identity management software is usually sold as a perpetual license according to the number of data elements and different business systems being managed; our layered applications are usually licensed per user.

      Annual support and maintenance subscriptions for our licensed software. We offer a variety of support and maintenance plans that enable customers of our licensed software to receive expedited technical support and access to new releases of our software. Most customers initially subscribe to these services when purchasing our software and then renew their subscriptions on an annual basis.

      Hosted service subscriptions for access to our messaging and other digital communications applications. We offer access to email, personal information management, resource scheduling, and “newsgroup” over the Internet and wireless networks for enterprises, telecommunications operators, and, for certain services, consumers. The software powering these services runs in data centers that we jointly operate with the Hewlett-Packard Company; unlike with licensed software, customers of these services do not need to install or maintain their own copies of the software. Instead, customers pay initial setup fees and regular monthly, quarterly or annual subscriptions for the services they would like to be able to access.

      Consulting, training, and professional services. We offer a range of different services designed to help our customers make more effective use of our products and services. Our licensed messaging and identity management software often require integration with customers’ existing infrastructure or customization to provide special features or capabilities. In addition, our consultants offer expertise and experience in designing and delivering new services that customers can use to supplement their own resources.

      We generate most of our revenues from telecommunications operators and from large enterprises. Wireless carriers, internet service providers and fixed-line service providers purchase our products and services primarily when they are looking to offer new services to their subscribers. While they also purchase our products and services to lower their cost of operating existing services or infrastructure, their spending is often tied to the level of investment they are willing to make on new revenue-generating services.

Restructuring initiatives

      Since our inception, we have incurred significant losses, and as of December 31, 2003, we had an accumulated deficit of approximately $2.2 billion, inclusive of a $1.3 billion charge for impairment of long-lived assets recorded in the fourth quarter of 2000. We intend to continue to invest in sales and marketing, development of our technology and solution offerings, and related enhancements. We may continue to incur operating losses. See the further discussion on our financial position in the Liquidity and Capital Resources section of Management Discussion and Analysis of Financial Condition and Results of Operations.

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

      In January 2003, we announced a restructuring initiative designed to further reduce our expense levels in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan included the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction was partially offset by outsourcing approximately 75 positions to lower cost service providers. We incurred aggregate charges of approximately $8.0 million resulting from the cost reduction plan, inclusive of $7.0 million in cash and $1.0 million in non-cash expenses.

      In November 2003, we announced a restructuring of certain of our facility lease obligations in an effort to reduce our long-term cash obligations. In addition, we identified an additional 16 positions, primarily held by management-level employees, which were to be eliminated. Costs totaling $1.9 million were recognized during the fourth quarter of 2003 associated with these initiatives, including $1.4 million in lease restructuring and termination costs and $0.5 million in severance and related headcount reduction costs. During the fourth quarter of 2003, cash payments totaling $1.3 million were made associated with the facility restructuring activities and $0.4 million related to the headcount reductions.

      In addition to these formal restructuring initiatives, we have sought to aggressively manage our cost structure, identifying incremental savings where possible. We intend to continue to aggressively manage our expenses in 2004, while maintaining strong service levels to our customers.

      In recent months, management has focused on capital financing initiatives in order to maintain our current and planned operations. Our history of losses from operations and cash flow deficits, in combination with our cash balances, raised concerns about our short-term ability to fund operations from our existing cash at the time. Consequently, we have secured additional funds through several rounds of financing that involved the sale of senior secured notes convertible into a new series of preferred stock, subject to the approval of our shareholders. See “Liquidity and Capital Resources – Recent Financing Transactions” below. Owing to the financing activities we undertook in the fourth quarter of 2003 and first quarter of 2004, management believes that our cash, cash equivalents and available line of credit as of the date of this filing will be sufficient to maintain current and planned operations for at least the next twelve months.

      In view of the rapidly evolving nature of our business, organizational restructuring and limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At December 31, 2003, we had 418 employees, as compared to 577 employees at December 31, 2002 and 562 employees at December 31, 2001. We do not believe that our historical trends for revenues, expenses or personnel are indicative of future results.

Critical Accounting Policies, Judgments and Estimates

      The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

      Our significant accounting policies are described in Note 1 to the consolidated financial statements as of and for the year ended December 31, 2003. We believe our most critical accounting policies and estimates include the following:

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

      Hosted messaging revenues are generated from fees for hosting services we offer related to our messaging and collaboration solutions, including but not limited to email, calendar, reserve and news groups. These are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a monthly basis over the term of the contract beginning with the month in which service delivery starts. Amounts billed or received in advance of service delivery, including branding and set-up fees, are initially deferred and subsequently recognized on a ratable basis over the expected term of the relationship beginning with the month in which service delivery starts.

Valuation and impairment of long-lived assets and identifiable intangible assets

      Finite-lived intangible assets are presented at cost, net of accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives of the assets, which has historically been between 3 and 5 years. We will record an impairment charge on finite-lived intangibles or long-lived assets when it determines that the carrying value of intangibles and long-lived assets may not be recoverable. Factors considered important which could trigger an impairment, include, but are not limited to:

•	significant under performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      Based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

      In April 2001, we announced a restructuring plan that involved reorganizing our product and service offerings, including eliminating various product and service lines associated with the following acquisitions: dotOne, Fabrik (Connect Service), FaxNet, and Netmosphere. As a result of the restructuring, we abandoned all of the technology associated with the products and services and terminated all employees originally acquired from dotOne, Fabrik, FaxNet and Netmosphere. As a result, we determined that an impairment analysis was required during the second quarter of 2001.

      We believed that the termination of the product and service lines indicated that the carrying amount of long-lived assets may not be recoverable and therefore an impairment review was required under SFAS No. 121. When it was determined the carrying value of intangible assets may not be recoverable, we measured any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model. As no future revenues were to be recognized from the product and service lines that were eliminated, which represented separate asset groupings under SFAS No. 121, all of the remaining intangible assets associated with the product and service lines were written off in their entirety. As a result of the assessment, we recorded a $14.2 million impairment charge in the second quarter of 2001.

      In the fourth quarter of 2001, as a result of our consolidation of our facilities and asset base related to our previous restructurings, we performed an assessment of our property and equipment balances that related to our existing hosted messaging business line. As a result of this assessment, we specifically identified assets that it determined were not going to be utilized in the ongoing business and took an impairment charge related to these assets. As a result of this assessment, we recorded an additional impairment charge of $12.4 million in the fourth quarter of 2001.

      We classified the impairment of existing technology and property and equipment to cost of net revenues, and the impairment of goodwill and other intangible assets as other operating expense. The impairment charges were allocated to these classifications to conform to the classifications of the amortization charges associated with these assets. The amortization and impairment charges relating to existing technology and the impaired property and equipment were charged to cost of net revenues as we believe these were the only costs that were directly related to the generation of our revenues.

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

Stock-based compensation

      Our stock-based employee compensation plans are described more fully in Note 16 of Notes to Consolidated Financial Statements – Shareholders’ Equity (Deficit). We account for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Stock-based employee compensation cost is reflected in net loss, as some options granted under those plans had an exercise price less than the fair value of the underlying common stock on the date of grant.

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

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except per share amounts)
Net loss attributable to common shares — as Reported	$(79,820)	$(131,815)	$(74,579)
Add:
Unearned stock-based employee compensation expense included in reported net loss attributable to common shares	38,165	9,997	59
Deduct
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(23,901)	(68,658)	(26,696)

Net loss attributable to common shares — pro forma	$(65,556)	$(190,476)	$(101,216)

Basic and diluted net loss per share attributable to common shares — as reported	$(4.32)	$(6.78)	$(3.73)

Basic and diluted net loss per share attributable to common shares — pro forma	$(3.54)	$(9.80)	$(5.06)

      The effects of applying pro forma disclosures of net loss and net loss per share are not likely to be representative of the pro forma effects on net loss and net loss per share in the future years, as the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Results of Operations

      The following table presents our net revenues and selected cost of net revenues data during 2001, 2002 and 2003 and the relative composition of net revenues and the selected cost of net revenues data as a percentage of net revenues during 2001, 2002 and 2003.

				Percentage of Total
	Historical Amounts			Net Revenues

	2001	2002	2003	2001	2002	2003

	(In thousands, except percentages)
Year Ended December 31,
Net revenues
Software license	$30,960	$35,176	$22,104	30%	40%	31%
Hosted messaging	43,821	24,893	19,444	42	29	27
Professional services	12,573	11,593	12,315	12	13	17
Maintenance and support	16,819	15,471	18,434	16	18	25

				Percentage of
				Related Net Revenues

Selected cost of net revenues
Software license	$1,533	$2,682	$4,068	5%	8%	18%
Hosted messaging	59,124	29,303	26,193	135	118	135
Professional services	10,315	10,020	12,203	82	86	99
Maintenance and support	10,081	8,670	5,803	60	56	31

Net Revenues

      Software License. We recognized $22.1 million in software license revenues during 2003, as compared to $35.2 million in 2002 and $31.0 million in 2001. Software license revenues in 2003 decreased $13.1 million from 2002 due primarily to unfavorable worldwide macroeconomic conditions and an uncertain political climate delaying customer information technology spending. Software license revenues in 2002 increased $4.2 million from 2001 due primarily to renewed customer confidence in Critical Path and continued improvement of our license product offerings. Uncertainty surrounding our prospects and viability in the first half of 2001 caused a number of existing and potential customers to delay purchasing decisions. This uncertainty stemmed from our restatement of certain previously released financial results for the third quarter of 2000 and subsequently resulted in the termination and resignation of much of the leadership in our sales organization and significant turnover within our senior management group. During the second half of 2001 and first half of 2002, we restructured our business, reorganized our management team, and endeavored to rebuild customer confidence in us. This increase was partially offset by our elimination of certain non-core software license products and services during the second half of 2001 as part of our 2001 restructuring initiatives. We recognized no software license revenues related to non-core products and services in 2002 and 2003, as compared to approximately $2.5 million in 2001. Excluding related non-core products and services, software license revenues were $22.1 million in 2003, $35.2 million in 2002 and $28.5 million in 2001.

      Hosted Messaging. We recognized $19.4 million in hosted messaging revenues during 2003, as compared to $24.9 million in 2002 and $43.8 million in 2001. Hosted messaging revenues in 2003 decreased $5.4 million from 2002 due primarily to a net loss in customers and reduced volume from existing customers. Hosted messaging revenues in 2002 decreased $18.9 million from 2001 due primarily to our elimination of certain non-core hosted messaging products and services in the second half of 2001 as part of our 2001 restructuring initiatives. In addition, during 2002, we experienced a net loss in customers and reduced volume from existing customers, which also contributed to the decline in hosted messaging revenues in 2002. We recognized no hosted messaging revenues related to non-core products and services in 2002 and 2003, as compared to approximately $13.6 million in 2001. Excluding related non-core products and services, hosted messaging revenues were $19.4 million in 2003, $24.9 million in 2002 and $30.2 million in 2001.

      Professional Services. We recognized $12.3 million in professional services revenues during 2003, as compared to $11.6 million in 2002 and $12.6 million in 2001. Professional services revenues in 2003 increased $722,000 from 2002 due primarily to improved utilization rates and additional projects associated with software license sales. Professional services revenues in 2002 decreased $980,000 from 2001 due primarily to our elimination of certain non-core products and services in the second half of 2001 as part of our 2001 restructuring initiatives. We recognized no professional services revenues related to non-core products and services in 2002 and 2003, as compared to approximately $1.7 million in 2001. Excluding related non-core products and services, professional services revenues were $12.3 million in 2003, $11.6 million in 2002 and $10.9 million in 2001.

      Maintenance and Support. We recognized $18.4 million in maintenance and support revenues during 2003, as compared to $15.5 million in 2002 and $16.8 million in 2001. Maintenance and support revenues in 2003 increased $3.0 million from 2002 due primarily to favorable renewal rates and additional license sales with associated maintenance and support during 2002 and 2003. Maintenance and support revenues in 2002 decreased $1.3 million from 2001 due primarily to our elimination of certain non-core products and services in the second half of 2001 as part of our 2001 restructuring initiatives. We recognized no maintenance and support revenues related to non-core products and services in 2002 and 2003, as compared to approximately

$3.8 million in 2001. Excluding related non-core products and services, maintenance and support revenues were $18.4 million in 2003, $15.5 million in 2002 and $13.0 million in 2001.

      Our international operations accounted for approximately 62% of net revenues in 2003, 54% in 2002 and 40% in 2001. The significant year over year increases in international revenues as a percentage of total revenues reflect continued strength in our European markets.

Cost of Net Revenues

      Software License. Cost of net software license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs and third-party royalties. Software license costs were $4.1 million in 2003, as compared to $2.7 million in 2002 and $1.5 million in 2001. Software license costs in 2003 increased by $1.4 million from 2002 due primarily to an increase in third party costs associated with certain license transactions that required us to purchase third party technology to integrate with our offering. Software license costs in 2002 increased by $1.2 million from 2001 due primarily to an increase in software license revenues over the same period and, to a lesser extent, an increase in third party costs.

      Hosted Messaging. Cost of net hosted messaging revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition-related retention bonuses, personnel costs incurred in operations, and other direct and allocated indirect costs. Hosted messaging costs were $26.2 million in 2003, as compared to $29.3 million in 2002 and $59.1 million in 2001. Hosted messaging costs in 2003 decreased by $3.1 million from 2002 due primarily to cost savings generated through our 2002 and 2003 restructuring initiatives, including the reduction in employees and related overhead and personnel costs of $859,000, the cancellation of certain outside consulting arrangements of $960,000, the sale or exit of several non-core services, the retirement of surplus network infrastructure equipment and software and the consolidation of data centers. Hosted messaging costs in 2002 decreased by $29.8 million from 2001 due primarily to cost savings generated through our 2001 and 2002 restructuring initiatives, including the reduction in employees and related overhead and personnel costs of $3.5 million, the cancellation of certain outside consulting arrangements of $2.4 million, the sale or exit of several non-core services, the retirement of surplus network infrastructure equipment and software and the consolidation of data centers of $13.1 million. Depreciation expense related to cost of net hosted messaging revenues totaled $26.3 million, $15.3 million and $9.4 million during 2001, 2002 and 2003, respectively.

      Professional Services. Cost of professional services revenues consists primarily of personnel costs including custom engineering, installation and training services for our licensed solutions, and other direct and allocated indirect costs. Professional services costs were $12.2 million in 2003, as compared to $10.0 million in 2002 and $10.3 million in 2001. Professional services costs in 2003 increased by $2.2 million from 2002 due primarily to $2.3 million in incremental consulting and personnel costs associated with a major European services project partially offset by cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees and the reduction in related overhead and personnel costs. Professional services costs in 2002 decreased by $0.3 million from 2001, due primarily to cost savings generated through our 2001 and 2002 restructuring initiatives.

      Maintenance and Support. Cost of maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. Maintenance and support costs were $5.8 million in 2003, as compared to $8.7 million in 2002 and $10.1 million in 2001. Maintenance and support costs in 2003 decreased by $2.9 million from 2002 due primarily to cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees and the reduction in related overhead and personnel costs. Maintenance and support costs in 2002 decreased by $1.4 million from 2001 due primarily to cost savings generated through our 2001 and 2002 restructuring initiatives.

      Operations, customer support and professional services headcount totaled 130 employees at December 31, 2003, 182 employees at December 31, 2002 and 192 employees at December 31, 2001. Headcount decreased year over year as a result of our 2001, 2002 and 2003 strategic restructuring initiatives.

      The following table presents selected operating expenses of Critical Path during 2001, 2002 and 2003.

				Percentage of Total
	Historical Amounts			Net Revenues

	2001	2002	2003	2001	2002	2003

	(In thousands, except percentages)
Year Ended December 31,
Selected operating expenses
Sales and marketing	$53,356	$43,604	$31,224	51%	50%	43%
Research and development	30,744	19,649	19,047	30	23	26
General and administrative	42,260	22,128	12,603	41	25	17

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expenses were $31.2 million in 2003, as compared to $43.6 million in 2002 and $53.4 million in 2001. Sales and marketing expenses in 2003 decreased by $12.4 million from 2002 due primarily to cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees and reduction in related overhead and personnel costs of approximately $7.0 million, the reduction in certain marketing program costs of approximately $2.3 million, and savings related to facilities consolidation of $3.2 million. Sales and marketing expenses in 2002 decreased by $9.8 million from 2001 due primarily to cost savings generated through our 2001 and 2002 restructuring initiatives, including the termination of employees and reduction in related overhead and personnel costs of approximately $5.4 million, the reduction in certain marketing program costs of approximately $2.8 million, and the consolidation of facilities of $2.6 million. These cost savings were partially offset by an increase in outside expenses of approximately $921,000. Sales and marketing headcount totaled 92 at December 31, 2003, 144 at December 31, 2002 and 131 at December 31, 2001. Sales and marketing headcount decreased by 52 employees in 2003 as a result of our 2002 and 2003 restructuring initiatives and increased in 2002 by 13 employees as a result of the reorganization of our sales force.

      Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. Research and development expenses were $19.0 million in 2003, as compared to $19.6 million in 2002 and $30.7 million in 2001. Research and development expenses in 2003 decreased by $602,000 from 2002 due primarily to cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees and the reduction in related overhead and personnel costs of approximately $1.2 million and the consolidation of facilities of $1.0 million. These cost savings were partially offset by an increase in outside consulting expenses of approximately $595,000. Research and development expenses in 2002 decreased by $11.1 million from 2001 due primarily to cost savings generated through our 2001 and 2002 restructuring initiatives, including the termination of employees and the reduction in related overhead and personnel costs of approximately $5.3 million, the cancellation of certain outside consulting arrangements of $1.5 million, and savings of $4.6 million related to the consolidation of facilities. Research and development headcount totaled 132 at December 31, 2003, 163 at December 31, 2002 and 148 at December 31, 2001. Research and development headcount decreased by 31 employees in 2003 as a result of our 2002 and 2003 restructuring initiatives and increased by 15 employees in 2002 as a result of the reorganization of our engineering team.

      General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expenses were $12.6 million in 2003, as compared to $22.1 million in 2002 and $42.3 million in 2001. General and administrative expenses in 2003 decreased by $9.5 million from 2002 due primarily to cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees and the reduction in related overhead and personnel costs of approximately $2.9 million, the reduction in outside legal and litigation fees of $1.9 million, the reduction in bad debt expenses of $952,000, the reduction in consulting expenses of $2.1 million, and a reduction in accounting and audit fees of $179,000. General and administrative expenses in 2002 decreased by $20.1 million from 2001 due primarily to cost savings generated though our 2001 and 2002 restructuring initiatives, including the termination of employees and the reduction in related overhead and personnel costs of approximately $3.5 million, the reduction in outside legal and litigation fees of $6.7 million, the reduction in bad debt expenses of $4.3 million, the reduction in consulting expenses of $2.0 million, and the reduction in accounting and audit fees of $946,000. General and administrative headcount totaled 64 at December 31, 2003, 88 at December 31, 2002, and 91 at December 31, 2001. General and administrative headcount decreased by 24 employees in 2003 as a result of our 2002 and 2003 restructuring initiatives and decreased in 2002 by 3 employees as a result of our 2001 and 2002 restructuring initiatives.

Goodwill and Other Intangibles Assets

      Amortization of Goodwill. In connection with our acquisitions completed in 1999, 2000 and 2002, all of which were accounted for using the purchase method of accounting, we recorded goodwill and other intangible assets associated with assembled workforce, customer base, and existing technology. During 2001 we recorded goodwill amortization of $643,000. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which was effective for fiscal years beginning after December 15, 2001. SFAS No. 142 required, among other things, the discontinuance of goodwill amortization and the reclassification of certain existing recognized intangibles as goodwill. In connection with the adoption of SFAS No. 142, in January 2002, we reclassified certain intangible assets and related amortization associated with assembled workforce to goodwill and ceased any future amortization of goodwill. Amortization expenses related to these assets totaled $4.7 million during 2001 and were included in amortization of goodwill and other intangible assets. There was no amortization expense recorded in 2002 or 2003. See also Note 8 of Notes to Consolidated Financial Statements – Goodwill and Other Intangible Assets.

      Amortization of Intangible Assets. In connection with our acquisitions completed in 1999 and 2000, all of which were accounted for using the purchase method of accounting, we recorded goodwill and other intangible assets, primarily for assembled workforce, customer base and existing technology. Additionally, we recorded intangible assets related to certain warrants issued to strategic partners. In connection with the adoption of SFAS No. 142, discussed above, we reclassified certain intangible assets and related amortization associated with assembled workforce out of intangible assets and into goodwill. Based on the types of identifiable intangibles assets acquired, amortization expenses of $21.3 million, $18.5 million and zero were allocated to the cost of net revenues and amortization expenses of $32.7 million, $24.8 million and zero were allocated to operating expenses in 2001, 2002 and 2003, respectively.

      In April 2001, we announced a restructuring plan that involved reorganizing our product and service offerings, including eliminating various product and service lines associated with the following acquisitions: dotOne, Fabrik (Connect Service), FaxNet, and Netmosphere. As a result of the restructuring, we abandoned all of the technology associated with the products and services and all employees originally acquired from dotOne, Fabrik, FaxNet and Netmosphere were terminated. As a result, we determined that an impairment analysis was required during the second quarter of 2001.

      We believed that the termination of the product and service lines indicated that the carrying amount of long-lived assets may not be recoverable and therefore an impairment review was required under SFAS No. 121. When it was determined the carrying value of intangible assets may not be recoverable, we measured any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model. As no future revenues were to be recognized from the product and service lines that were eliminated, which represented separate asset groupings under SFAS No. 121, all of the remaining intangible assets associated with the product and service lines were written off in their entirety. As a result of the assessment, we recorded a $14.2 million impairment charge in the second quarter of 2001.

      In the fourth quarter of 2001, as a result of the consolidation of our facilities and asset base related to our previous restructurings, we performed an assessment of our property and equipment balances that related to our existing hosted messaging business line. As a result of this assessment, we specifically identified assets that we determined were not going to be utilized in the ongoing business and took an impairment charge related to these assets. As a result of this assessment, we recorded an additional impairment charge of $12.4 million in the fourth quarter of 2001.

      The charges related to the impairment of certain long-lived assets recorded in 2001, included impairment charges of $16.7 million which were allocated to the cost of net revenues and impairment charges of $10.0 million which were allocated to operating expenses. We classified the impairment of existing technology and property and equipment to cost of net revenues, and the impairment of goodwill and other intangible assets as other operating expense. The impairment charges were allocated to these classifications to conform to the classifications of the amortization charges associated with these assets. The amortization and impairment charges relating to existing technology and the impaired property and equipment were charged to cost of net revenues as we believes these were the only costs that were directly related to the generation of our revenues. See also the Critical Accounting Policies, Judgements and Estimates, section of Management’s Discussion and Analysis and Note 8 of Notes to Consolidated Financial Statements – Goodwill and Other Intangible Assets.

      Warrants. During 1999, 2000 and 2003, we issued warrants to purchase shares of our preferred and common stock pursuant to certain strategic agreements. See also Note 8 of Notes to Consolidated Financial Statements – Goodwill and Other Intangible Assets and Note 17 – Impairment of Long-Lived Assets.

      In November 2003, we entered into an agreement with one of our landlords, Equity Office Management LLC, pursuant to which we restructured the lease covering our Santa Monica facility. As part of the agreement, Equity Office Management LLC agreed to reduce the square footage under lease and the related lease obligation in exchange for $381,000 in cash and warrants to purchase up to 25,000 shares of our common stock. The warrants were fully vested upon issuance and are exercisable over a five-year period beginning on December 1, 2003, at a price of $2.49 per share.

      Using the Black-Scholes option pricing model and assuming a term of five years and expected volatility of 138%, the fair value of the warrants on the effective date of the agreement approximated $48,000, which was recorded in restructuring and other expenses in the fourth quarter of 2003.

      In January 1999, we entered into an agreement with ICQ, Inc., a subsidiary of AOL Time Warner, pursuant to which we provide email hosting services that are integrated with ICQ’s instant messaging service provided to ICQ’s customers. As part of the agreement, ICQ agreed to provide us with sub-branded advertising in exchange for warrants to purchase up to 2,442,766 shares of Series B preferred stock, issuable upon attainment of each of five milestones.

      As of April 9, 2000, all five milestones had been attained and all related warrants were exercised during 2000 in two net exercises of 766,674 and 1,441,067 shares. Using the Black-Scholes option-pricing model and assuming a term of seven years and expected volatility of 90%, the final revised aggregate fair value of all vested warrants was $93.8 million, which was being amortized to advertising expense using the straight-line method over four years. Aggregate charges to stock-based expenses of $19.5 million and $14.7 million were recorded to operating expenses during 2000 and 2001, respectively, related to these warrants. During 2002, amortization of intangible assets totaled $14.7 million related to these warrants. The value of these warrants was fully amortized at December 31, 2002.

      In October 1999, we entered into an agreement with Qwest Communications Corporation, a telecommunications company, pursuant to which we agreed to provide email hosting services to Qwest’s customers. As part of the agreement, Qwest agreed to provide us with sub-branded advertising in exchange for warrants to purchase up to 3,534,540 shares of our common stock upon attainment of each of six milestones.

      As of December 31, 2001, only the first of the six milestones had been attained. None of the remaining milestones were considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones was not recognized. During 2001 and 2002, $4.6 million and $4.6 million, respectively, was charged to stock-based operating expense related to the vested warrants. The value of these warrants was fully amortized at December 31, 2002 and accordingly no expense was recognized related to these warrants during 2003.

      In December 1999, we entered into an agreement with Worldsport Network Ltd., the sole and exclusive provider of Internet solutions for the General Association of International Sports Federations (“GAISF”) and a majority of the international federations it recognizes. Under the terms of the agreement, Worldsport offers our web-based email and calendaring services to the GAISF network and its members. As part of the agreement, Worldsport agreed to provide us with sub-branded advertising in exchange for warrants to purchase up to a 1.25% equity interest in Critical Path on a fully diluted basis upon attainment of each of five milestones based on the number of email boxes for which Worldsport registers and provides sub-branding. The warrants are exercisable for five years after becoming vested. Any warrants not vested within five years of the date of the agreement will be canceled. Worldsport ceased operations and filed for bankruptcy during 2000 and we continue to believe the warrants will ultimately expire unvested and unexercised.

      In December 1999, we entered into an agreement with one of our lessors, in connection with an office lease, pursuant to which the lessor was issued warrants to purchase up to 25,000 shares of our common stock. The warrants may be exercised beginning January 1, 2000 through December 20, 2006 at a price of $90.00 per share. The warrants vest at the beginning of each month on a straight-line basis in the amount of 521 shares per month.

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

      In January 2000, docSpace entered into an agreement with a major telecommunications company (“Telco”) pursuant to which docSpace would provide secure messaging services to the Telco’s customers. As part of the agreement, Telco agreed to provide marketing, publicity, and promotional services to docSpace. As a result of the completion of our acquisition of docSpace, we assumed warrants that allowed Telco to purchase up to 349,123 shares of our common stock upon attainment of each of three milestones.

      Subsequent to the acquisition, we entered into discussions with Telco to modify their relationship. Accordingly, the vesting provisions of the proposed agreement were modified to reflect the requirements of the new relationship. As of December 31, 2003, none of the vesting milestones of the original agreement had been attained and none of the milestones are considered probable. Accordingly no deferred compensation associated with the warrants has been recognized. Future changes in the trading price of our common stock at the end of each quarter, and at the time certain milestones are achieved, may cause changes in the ultimate amount of the related stock-based charges.

      Acquisition-Related Retention Bonuses. In connection with the acquisitions of dotOne, Amplitude, Xeti, FaxNet, ISOCOR, and docSpace, during 1999 and 2000, we established a retention bonus program in the aggregate amount of $20.7 million to provide incentives for certain former employees of these companies to continue their employment with Critical Path. Payments of bonuses to designated employees occurred on the six-month, twelve-month or eighteen-month anniversary date of the related acquisition, depending on the program, unless the designated employee voluntarily terminates employment with Critical Path prior to the respective acquisition’s applicable anniversary. A ratable share of the adjusted eligible bonus amount has been accrued and charged to compensation expense over the respective six, twelve or eighteen month period commencing on the date the bonuses were granted. There were no acquisition-related retention bonuses granted during 2001, 2002 and 2003.

      As of December 31, 2001, the aggregate, adjusted eligible bonus totaled $1.9 million, and the ratable charge to compensation expense for the year then ended was $1.4 million. Based on the functions of the employees scheduled to receive acquisition bonuses in 2001, this amount was charged to operating expenses.

During 2002, the charges to compensation related to acquisition bonuses were insignificant and there were no related charges in 2003. Additionally, as of December 31, 2002 and 2003, no acquisition bonuses remained.

      Stock-Based Expenses. Stock-based expenses totaled $38.2 million, $10.0 million and $85,000 in 2001, 2002 and 2003, respectively, associated with stock options granted to employees and consultants. Based on the functions of the employees and consultants participating in the related option grants, during 2001, 2002 and 2003, expenses of $4.1 million, $1.2 million and $17,000, respectively, were allocated to cost of net revenues and expenses of $34.1 million, $8.8 million and $68,000, respectively, were allocated to operating expenses. See also the Critical Accounting Policies, Judgments and Estimates, Section of Management’s Discussion and Analysis and Note 16 of Notes to Consolidated Financial Statements – Shareholders’ Equity (Deficit).

      During 2001, 2002 and 2003, we incurred stock-based charges of approximately $1.7 million, $17,000 and $181,000, respectively, in connection with certain severance agreements for terminated employees and consulting arrangements. These charges were included in operating expenses based on the functions of the related employees and consultants.

      In connection with the settlement of a class action lawsuit, we agreed to issue warrants to purchase up to 850,000 shares of our common stock at $10.00 per share, and recorded a charge of $697,000 to general and administrative expense related to the fair value of these warrants.

      In November 2003, in connection with a court-approved settlement of claims by certain former shareholders of PeerLogic, Inc., we agreed to issue 553,914 shares of common stock and 188,587 shares of Series D preferred stock, and recorded stock-based compensation expense of $5.1 million related to the fair value of the issued stock. We also agreed to exchange 69,149 shares of Series D preferred stock for 733,333 shares of Series E preferred stock if we obtain shareholder approval of the matters being submitted to a vote of our shareholders at a special meeting.

      All unearned compensation balances related to the 1998, 1999 and 2001 grants were fully amortized as of December 31, 2003.

Strategic Restructurings (in millions)

      The following tables summarize strategic restructuring costs we incurred during the three years ended December 31, 2003:

	Liabilities at			Cash		Liabilities at
	December 31,	Total	Noncash	Receipts		December 31,
Year ended December 31, 2001	2000	Charges	Charges	(Payments)	Adjustments	2001

Workforce reduction	$—	$10.3	$(1.3)	$(8.9)	$—	$0.1
Facility and operations consolidation and other charges	—	9.0	(5.5)	(1.6)	—	1.9
Non-core product and service sales and divestitures	—	(1.0)	(1.1)	2.3	—	0.2

Total	$—	$18.3	$(7.9)	$(8.2)	$—	$2.2

	Liabilities at			Cash		Liabilities at
	December 31,	Total	Noncash	Receipts		December 31,
Year ended December 31, 2002	2001	Charges	Charges	(Payments)	Adjustments	2002

Workforce reduction	$0.1	$2.1	$—	$(1.0)	$—	$1.2
Facility and operations consolidation and other charges	1.9	1.1	(0.4)	(1.5)	—	1.1
Non-core product and service sales and divestitures	0.2	—	—	0.1	—	0.3

Total	$2.2	$3.2	$(0.4)	$(2.4)	$—	$2.6

	Liabilities at			Cash		Liabilities at
	December 31,	Total	Noncash	Receipts		December 31,
Year ended December 31, 2003	2002	Charges	Charges	(Payments)	Adjustments	2003

Workforce reduction	$1.2	$6.0	$(0.2)	$(6.2)	$(0.6)	$0.2
Facility and operations consolidation and other charges	1.1	1.8	(0.3)	(1.7)	(0.3)	0.6
Non-core product and service sales and divestitures	0.3	0.3	—	(0.3)	(0.3)	—

Total	$2.6	$8.1	$(0.5)	$(8.2)	$(1.2)	$0.8

      In April 2001, we announced a strategic restructuring plan that involved reorganizing and refocusing our product and service offerings, a workforce reduction, and a facilities and operations consolidation. Additionally, we implemented an aggressive expense management plan to further reduce operating costs while maintaining strong customer service. We completed this restructuring plan in 2001, including the divestiture of all products and services deemed to be non-core products and services to our continued operations, a 44% reduction in headcount, a 65% reduction in the number of facilities and the implementation of other cost cutting measures, resulting in a significant reduction in overall operating expenses. The non-core products and services comprised approximately 21% of total revenues in the year ended December 31, 2001.

      During 2001, we sold or discontinued all of our non-core products and services and as a result of these transactions recognized a net gain of $1.0 million for the year ended December 31, 2001. We reduced headcount from 1,011 employees at March 31, 2001 to 562 employees at December 31, 2001. Charges related to the headcount reduction consisted primarily of the payment of severance and fringe benefits, and aggregated approximately $10.3 million during 2001. In connection with these restructuring actions, we reduced the number of facilities we occupied from 77 at March 31, 2001 to 27 at December 31, 2001. Lease termination and facility consolidation related charges consisted primarily of lease termination costs, future lease payments and related fees, and aggregated approximately $9.0 million during 2001.

      The initiatives contemplated under these restructurings were completed during 2003, and during the first quarter of 2003, we reversed approximately $1.2 million in restructuring expenses, which were originally accrued in 2001 and 2002 associated with the restructuring initiatives discussed above, as we determined these amounts will not be paid in the future. The reversal of these expenses is reflected in the “Adjustments” column of the Strategic Restructuring table presented above.

      In May 2002, the board of directors approved a restructuring plan to further reduce our expense levels consistent with the then current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. The balance of the accrual at December 31, 2003, of approximately $0.4 million is expected to be utilized by the end of 2004.

      In January 2003, we announced a restructuring initiative designed to further reduce our expense levels in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction was partially offset by outsourcing approximately 75 positions to lower cost service providers. We incurred aggregate charges of approximately $8.0 million resulting from the cost reduction plan, inclusive of $7.0 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $0.7 million in severance and related costs and $1.0 million in facilities lease termination costs. During 2003, cash payments totaling $6.5 million were made related to the restructuring. At December 31, 2003, the balance of the accrual was approximately $0.2 million and is expected to be utilized by the end of the second quarter of 2004.

      More recently, in November 2003, we announced that we were restructuring certain of our facility lease obligations in an effort to reduce our long-term cash obligations. In addition, we identified an additional 16 positions, primarily held by management-level employees, which were to be eliminated. Costs totaling $1.8 million were recognized during the fourth quarter of 2003 associated with these initiatives, including $1.3 million in lease restructuring and termination costs and $0.5 million in severance and related headcount reduction costs. During the fourth quarter of 2003, cash payments totaling $1.2 million were made associated with the facility restructuring activities and $0.4 million related to the headcount reductions. The remaining accrual of $0.2 million associated with this restructuring is expected to be utilized by the end of the first quarter of 2004. In addition, we expect to incur a total of approximately $1.0 million in the first six months of 2004 related to headcount reductions under this or other cost reduction initiatives.

Interest and Other Income (Expense), Net

      Interest and other income (expense), net consists primarily of interest earnings on cash, cash equivalents and short-term investments as well as net gains (losses) on foreign exchange transactions and changes in the fair value of the liquidation preference on the Series D preferred stock. We completed private placements of equity securities in April 1998, September 1998 and January 1999, and we completed public offerings of common stock in April 1999 and June 1999. In addition, on March 30, 2000, we issued $300.0 million of five-year, 5 3/4% Convertible Subordinated Notes due on April 1, 2005. During 2001, 2002 and 2003 we earned $4.6 million, $1.5 million and $0.4 million, respectively, in interest income related to interest income on cash, cash equivalents and short-term investments. During 2001, we used $48.7 million to retire a substantial portion of our convertible subordinated notes. A significant amount of cash was used to fund our operating activities during 2001, 2002 and 2003, contributing to a significant decrease in interest income in 2002 and 2003. During 2001, we recognized a net gain from foreign currency transactions associated with our international operations of $947,000, and net losses of $817,000 and $440,000 in 2002 and 2003, respectively. Based on the current international markets, we expect that fluctuations in foreign currencies could have a significant impact on our operating results in 2004.

      In connection with the financing transaction closed in December 2001, the Series D preferred stock was deemed to have an embedded derivative. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the preference to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. The estimated fair value of the liquidation preference had increased to $24.8 million and $12.6 million and $5.2 million at December 31, 2003, 2002 and 2001, respectively, resulting in a net charge to other expense of $12.2 million in 2003, $7.4 million in 2002 and $5.2 million in 2001.

Release of The docSpace Company Escrow Funds

      In June 2003, we entered into an agreement with the former shareholders of The docSpace Company, Inc. to release back to us approximately $3.8 million of approximately $4.7 million in remaining funds held in escrow related to our acquisition of The docSpace Company in 2000. The funds were remitted to us in June 2003, and we recognized a gain of $3.8 million in Other Income during the second quarter of 2003.

      The escrow account was initially established in February 2000 with $5.0 million to be used to reimburse the former shareholders of The docSpace Company for certain qualifying expenses related to the establishment, maintenance and dissolution of the various holding companies established by the sellers in connection with the structuring of The docSpace Company acquisition. The escrow fund is scheduled to terminate in February 2005, unless all related holding companies are dissolved prior to such date, at which time all remaining funds held in escrow will be remitted to us. The remaining funds held in escrow are expected to be sufficient to cover all foreseeable costs over the remaining term of the escrow agreement based on analysis performed by both us and the docSpace shareholders; however, in the event such funds are not sufficient we will be responsible for the reimbursement of any qualifying expenses.

Depreciation Expense

      Depreciation expense primarily relates to the expensing, over the estimated useful lives, of capital equipment used in network infrastructure and for our hosted messaging services, leasehold improvements and equipment used in our general operations. Depreciation expense totaled $43.0 million, $27.2 million and $16.3 million during 2001, 2002 and 2003, respectively. Included in these amounts was depreciation expense related to cost of net hosted messaging revenues, which totaled $26.3 million, $15.3 million and $9.4 million during 2001, 2002 and 2003, respectively. The remaining depreciation expense related to capital expenditures incurred for general operations of our business and has been allocated to cost of net revenues and operating expense, as appropriate. Depreciation expense decreased year over year due primarily to the write-down and completion of depreciation on equipment related to our hosted messaging operations, partially offset by capital expenditures related to our network infrastructure.

Interest Expense

      Interest expense consists primarily of interest expense and amortization of issuance costs related to our 5 3/4% Convertible Subordinated Notes issued in March 2000 and interest on certain capital leases. We incurred approximately $13.0 million, $2.2 million and $2.2 million in interest expense on the Convertible Subordinated Notes, and approximately $1.6 million, $275,000 and $275,000 related to amortization of debt issuance costs in 2001, 2002 and 2003, respectively.

Equity in Net Loss of Japanese Joint Venture

      In June 2000, we established a joint venture, Critical Path Pacific, Inc. with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. We invested $7.5 million and held a 40% ownership interest in the joint venture. This investment was accounted for using the equity method. We recorded equity in net loss of joint venture of approximately $1.9 million, $1.4 million and zero during 2001, 2002 and 2003, respectively.

      On June 6, 2002, we acquired the remaining 60% ownership interest in Critical Path Pacific, Inc. for $3.0 million in cash and the assumption of $2.6 million in business restructuring and capital lease obligations and changed the name to Critical Path Japan, Inc. The excess of the purchase price of $5.6 million over the fair value of the acquired net assets, primarily working capital and fixed assets, of $4.6 million was recorded as goodwill. In accordance with SFAS No. 142, this goodwill asset of approximately $1.0 million will not be amortized; however, we will test this asset for impairment on an annual basis, or more frequently if events or circumstances indicate that the asset might be impaired. We began including the financial results of Critical Path Japan in our own consolidated results subsequent to the acquisition date. As a result, the second quarter of 2002 represented the last quarter in which we used the equity method to account for our ownership interest in Critical Path Pacific.

(Gain) Loss on Investments

      During 2001 and 2002, we determined that certain of our investments in public and private companies were other than temporarily impaired and recorded write downs of $702,000 and $1.5 million, respectively.

      During 2003, we executed sales of our remaining public and private investments. As a result, as of December 31, 2003, we did not carry any investments on our balance sheet. The sale of our investments during 2003 resulted in a net gain of $549,000, which was comprised of $2.4 million in aggregate cash proceeds, the recognition of $1.5 million in unrealized losses and the elimination of $357,000 in assets held as equity investments. See also Note 6 of Notes to Consolidated Financial Statements – Investments.

Provision for Income Taxes

      No current provision or benefit for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization. We recognized a provision for foreign income taxes of $7.2 million, $979,000 and $856,000 during 2001, 2002 and 2003, respectively, as certain of our European operations generated income taxable in certain European jurisdictions.

Credit Facility

      In September 2002, we entered into a $15.0 million one-year line of credit with Silicon Valley Bank, to be utilized for working capital and general corporate operations. The credit facility was amended on March 25, 2003 and again on July 18, 2003, as a result of non-compliance with the financial covenants of the facility. We regained compliance with the covenants in the credit facility upon execution of the line of credit agreement on July 18, 2003 and extended the maturity of the credit facility to January 30, 2004. In December 2003 we did not comply with a certain financial covenant and it subsequently received a letter from Silicon Valley Bank on December 17, 2003 waiving such covenant violation. The credit facility is collateralized by certain of our assets and borrowings under the current agreement bear a variable interest rate of Prime plus 2.0%, which has ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Commitment fees related to the credit facility included an initial commitment fee of 0.50%, or $75,000, and additional commitment fees of $35,000 for each amendment. The facility carries an additional fee based on unused credit of 0.45% payable at the end of each quarterly period in arrears and an early termination fee of 1.0% of the total credit facility through maturity. During the first quarter of 2003, we drew down $4.9 million against the line of credit and repaid $2.5 million during the fourth quarter of 2003. As of December 31, 2003, a $2.4 million balance remained outstanding. Additionally, during the year, we reduced letters of credit held under the credit facility from $3.0 million at December 31, 2002 to $2.7 million at December 31, 2003. All associated interest and fees are included as a component of interest expense.

      On January 30, 2004, we executed an amendment with Silicon Valley Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 31, 2004. Subsequently, on March 12, 2004 we executed an additional amendment with Silicon Valley Bank, which increased the size of the credit line to a maximum of $6.0 million and extended the maturity date to June 30, 2005. The credit facility continues to be collateralized by specified assets, and borrowings under the current agreement bear a variable interest rate of between Prime plus 1.5% and Prime plus 3.0%, which has historically ranged from 5.25% to 6.25%, and is subject to covenants. Interest is paid each month with principal due at maturity. Initial commitment fees of $20,000 and $100,000 were charged related to the January and March amendments, respectively. Additionally, the facility carries an expedite fee of $50,000, an unused facility fee of either 0.45% or 2.00%, based upon the level of cash balances held at the bank, payable at the end of each quarterly period in arrears, and an early termination fee of $50,000 if the facility is canceled prior to August 1, 2004. In connection with the March 2004 amendment to the credit facility, we agreed to issue warrants to purchase up to 100,000 shares of our common stock to Silicon Valley Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date of March 12, 2011.

5 3/4% Convertible Subordinated Notes

      In March 2000, we issued $300.0 million of five-year, 5 3/4% Convertible Subordinated Notes due April 2005 to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. We incurred approximately $10.8 million in debt issuance costs, consisting primarily of underwriting discount and legal and other professional fees. These costs have been capitalized and will be recognized as a component of interest expense on a straight-line basis, which approximates the effective interest method, over the five-year term of the Notes. Interest is payable on April 1 and October 1 of each year. As of December 31, 2002 and 2003, there was approximately $556,000 in accrued interest payable. These Notes are subordinated in right of payment to all senior debt of Critical Path and effectively subordinated to all existing and future debt and other liabilities of Critical Path’s subsidiaries.

      During 2001, we retired $261.4 million of face value of these notes, which resulted in a gain on retirement of $179.3 million, inclusive of $6.8 million in write downs of related debt issuance costs. We used cash of $48.7 million and a portion of the subordinated notes were retired through the issuance of the preferred stock in the financing transaction completed in December 2001. See also Note 15 of Notes to Consolidated Financial Statements – Financing Transactions and Preferred Stock. As of December 31, 2002 and 2003, the total balance outstanding was $38.4 million. These Notes are carried at cost and had an approximate fair value at December 31, 2002 and 2003 of $32.4 million and $35.8 million, respectively.

      In March 2004, we executed an amendment with a group of investors led by Cheung Kong Group and its Whampoa Limited affiliates including Campina Enterprises Limited, Cenwell Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (referred to collectively as the Cheung Kong Investors) which would extend the maturity of the $32.8 million in face value of 5 3/4% convertible subordinated notes held by the Cheung Kong Investors from April 1, 2005 to April 1, 2006. The extension will only take place in the event our shareholders do not approve the exchange of the 5 3/4% convertible subordinated notes held by the Cheung Kong Investors for approximately 21.9 million shares of our Series E preferred stock. In addition, in the event the maturity date is extended to April 1, 2006, the interest rate on the 5 3/4% convertible subordinated notes held by the Cheung Kong Investors will increase to 7 1/2% for the period beginning April 1, 2005 and ending April 1, 2006, and we will be required to pay fees totaling $1.5 million.

10% Senior Secured Convertible Notes

      In November 2003, we issued in a private placement $10 million in 10% senior secured convertible notes to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G. (referred to collectively as the General Atlantic Investors). These notes have the following carrying value at December 31, 2003:

December 31,
2003

10% Senior Secured Convertible Notes	$9,250
Amount allocated to derivative instrument	750
Accretion on 10% Senior Secured Convertible Notes	16

Carrying value of 10% Senior Secured Convertible Notes	$10,016

      At issuance, the senior secured convertible note issued to the General Atlantic Investors was deemed to have an embedded derivative, related to the acceleration of any unearned interest upon conversion prior to the first anniversary of its issue date. The fair value of this derivative, which was fixed at $750,000 at issuance, was recorded as a reduction in the carrying amount of the senior secured convertible note and will accrete over the initial year of the notes’ four year term.

      As part of our November 2003 private placement of 10% Senior Secured Convertible Notes, we agreed to seek shareholder approval to amend the terms of the Series D preferred stock to, among other things, amend the Series D preferred stock liquidation preference upon a liquidation and change of control, to eliminate the participation feature, to reduce the conversion price from $4.20 to $1.50 and to reduce the amount of dividends to which the holders of Series D preferred stock are entitled. See also the 10% Senior Secured Convertible Notes discussion below.

      Upon shareholder approval, the $10 million in principal amount of senior secured convertible notes held by the General Atlantic Investors, plus interest, will convert into 7.3 million shares of Series E preferred stock at $1.50 per share. As a result, interest expense of approximately $5.7 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E preferred stock. Interest expense of $100,000 was accrued on the debt during 2003 and remained payable as of December 31, 2003.

      In January 2004, we issued $15 million in principal amount of 10% senior secured convertible notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. These notes are convertible into approximately 10 million shares of Series E convertible preferred stock at $1.50 per share only if we receive shareholder approval. As a result, interest expense of approximately $1.5 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E preferred stock. If we do not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of our common stock at $1.65 per share, provided the note holder will not be able to convert its notes into shares of common stock to the extent the note holder, together with its affiliates, would own 9.9% or more of our common stock after conversion. If these notes do not convert into Series E preferred stock or common stock, they become due and payable on the fourth anniversary of their issuance.

      In March 2004, we issued $18.5 million in principal amount of 10% senior secured convertible notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital. These notes are convertible into approximately 12.3 million shares of Series E convertible preferred stock at $1.50 per share only if we receive shareholder approval. If we do not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of our common stock at $2.18 per share, provided the note holder will not be able to convert its notes into shares of common stock to the extent the note holder, together with its affiliates, would own 9.9% or more of our common stock after conversion. As a result, interest expense of approximately $8.4 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E preferred stock. If these notes do not convert into Series E preferred stock or common stock, they become due and payable on the fourth anniversary of their issuance. The terms of the 10% senior secured convertible notes, including their covenants and other limitations, are discussed below under the caption “Liquidity and Capital Resources – Recent Financing Transactions – Debt covenants and restrictions.”

     Series D Preferred Stock

      In December 2001, we completed a financing transaction with a group of investors and their affiliated entities. In connection with this financing transaction, we issued 4 million shares of our Series D Cumulative Redeemable Convertible Participating Preferred Stock, in a private offering, resulting in gross cash proceeds of approximately $30 million, and the simultaneous retirement of approximately $65 million in face value of our outstanding convertible subordinated notes. See also Note 15 of Notes to Consolidated Financial Statements – Financing Transactions and Preferred Stock. The investors were led by General Atlantic Partners LLC and affiliates and included Hutchison Whampoa Limited and affiliates and Vectis Group LLC and affiliates. In addition, General Atlantic LLC was granted warrants to purchase 625,000 shares of our common stock in connection with this offering.

      The Series D preferred stock issued in the financing transaction ranks senior to all of our preferred and common stock in priority of dividends, rights of redemption and payment upon liquidation. The fair value ascribed to the preferred stock was based on actual cash paid by independent investors and the approximate fair value of the convertible subordinated notes retired in connection with the offering. The principal terms of the preferred stock include an automatic redemption on November 8, 2006, cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis and payable in cash or additional shares of Series D preferred stock, conversion into shares of common stock calculated based on the Accreted Value — that is, the purchase price plus accrued dividends — divided by $4.20, and preference in the return of equity in any liquidation or change of control.

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

      The purchase agreement provides for a preferential return of equity to the Series D preferred stockholders, before any return of equity to the common shareholders, and also provides for the Series D preferred stockholders to participate on a pro rata basis with the common shareholders, in any remaining equity, once the preferential return has been satisfied. Under the terms of this provision, the preferential return of equity is equal to the purchase price of the Series D preferred stock plus all dividends that would have accrued during the term of the preferred stock, even if a change in control occurs prior to the redemption date. The right to receive a preferential return lapses if either: (i) Critical Path is sold for a price per share of Series D preferred stock, had each such share been converted into common stock prior to change in control of at least four times the Accreted Value, or (ii) Critical Path’s stock trades on NASDAQ for 60 days prior to the change-in-control at an average price of not less than four times the Accreted Value. As part of our November 2003 private placement of 10% Senior Secured Convertible Notes, we agreed to seek shareholder approval to amend the terms of the Series D preferred stock to, among other things, amend the Series D preferred stock liquidation preference upon a liquidation and change of control, to eliminate the participation feature, to reduce the conversion price from $4.20 to $1.50 and to reduce the amount of dividends to which the holders of Series D preferred stock are entitled. See also the 10% Senior Secured Convertible Notes discussion below.

      At December 31, 2001, 2002 and 2003, the estimated fair value of the liquidation preference was $5.2 million, $12.6 million and $24.8 million, respectively, and was allocated to that feature and recorded as a separate component of the Series D preferred stock. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the preference to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of operating income.

      The warrants are exercisable at any time after November 8, 2002 until November 8, 2006 at an exercise price of $4.20, and convert into one share of our common stock. A portion of the proceeds received for the Series D preferred stock was allocated to the warrants and the preferred stock, based upon their relative fair market values. As a result of this allocation, approximately $5.25 million of the proceeds were allocated to the warrants, which was recorded as a reduction of the carrying value of the Series D preferred stock. Using the Black-Scholes option pricing model, assuming a four-year term, 200% volatility, a risk-free rate of 6.0% and no dividend yield, the fair market value of the warrants was $6.2 million. As part of our November 2003 private placement of 10% Senior Secured Convertible Notes, we agreed to seek shareholder approval to amend the warrants to reduce the exercise price per share from $4.20 to $1.50. See also 10% Senior Secured Convertible Notes below.

Accretion on redeemable convertible preferred shares and valuation of liquidation preference

      In connection with the financing transaction completed during December 2001, we received gross cash proceeds of approximately $30 million and retired approximately $65 million in face value of our outstanding convertible subordinated notes in exchange for shares of our Series D preferred stock. See also Financing Transactions below and Note 15 of Notes to Consolidated Financial Statements – Financing Transactions and Preferred Stock.

      During 2001, 2002 and 2003, the accretion on preferred stock totaled $356,000, $13.9 million and $12.4 million, respectively. The accretion during 2001 was comprised of $121,000 in accrued dividends and accretion of $235,000. During 2002 the accretion on preferred stock was comprised of $4.4 million in accrued dividends and accretion of $9.5 million. During 2003 the accretion on preferred stock was comprised of $4.9 million in accrued dividends and accretion of $7.5 million.

Related Party Transactions

      We have entered into certain transactions with related parties since our inception. These transactions and relationships are discussed in Part 3, Item 13 – Certain Relationships and Related Party Transactions and Note 9 of the Notes to Consolidated Financials Statements – Related Party Transactions.

Liquidity and Capital Resources

      We have operated at a loss since our inception. With our history of operating losses, our primary sources of capital have come from both debt and equity financings that we have completed over the past several years. Cash and cash equivalents totaled $19.0 million at December 31, 2003. Of our cash and cash equivalents at December 31, 2003, $5.0 million is expected to support our outstanding obligations to Silicon Valley Bank and $7.6 million is located in accounts outside the United States, which may not be available to our domestic operations. Accordingly, our readily available cash resources in the United States as of December 31, 2003 were $6.4 million.

      During 2003, we used an average of approximately $8.7 million of cash per quarter to fund our operating activities. Based on this rate of use of cash and our financial position in the fourth quarter of 2003, management was concerned that our cash requirements would exceed our available cash in the near term. In response to this concern, we have recently consummated several financing transactions in order to secure sufficient funding to meet our expected cash requirements for at least the next twelve months. With the proceeds from the recent financing transactions discussed below, we believe that our cash, cash equivalents and available line of credit as of the date of this filing will be sufficient to maintain current and planned operations for at least the next twelve months.

Recent Financing Transactions

      On November 18, 2003, we entered into a definitive agreement to issue an aggregate of $10 million in principal amount of 10% convertible secured notes to the General Atlantic Investors, and to convert the notes, plus $1 million in accrued interest, into approximately 7.3 million shares of our Series E preferred stock. In the same agreement, we agreed to exchange approximately $32.8 million in face value of our 5 3/4% convertible subordinated notes held by the Cheung Kong Investors for approximately 21.9 million shares of our Series E preferred stock. These notes are convertible into shares of Series E preferred stock at $1.50 per share only if we receive shareholder approval.

      In November 2003, we announced our intention to make a rights offering to public shareholders of record to purchase up to approximately $21 million of newly issued Series E convertible preferred shares at a purchase price of $1.50 per share. Existing holders of our common stock, as of the date of record, will have the right to purchase approximately two shares of the new Series E preferred stock for every three shares of common stock they own as of the record date. We intend to initiate this offering if and when the registration statement filed with the Securities and Exchange Commission relating to the rights offering is declared effective.

      In January 2004, we issued $15 million in principal amount of 10% senior secured convertible notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. These notes are convertible into approximately 10 million shares of Series E preferred stock at $1.50 per share only if we receive shareholder approval. As a result, interest expense of approximately $1.5 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E preferred stock. If we do not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of our common stock at $1.65 per share, provided the note holder will not be able to convert its notes into shares of common stock to the extent the note holder, together with its affiliates, would own 9.9% or more of our common stock after conversion. If these notes do not convert into Series E preferred stock or common stock, they become due and payable on the fourth anniversary of their issuance.

      In March 2004, we issued $18.5 million in principal amount of 10% senior secured convertible notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital. These notes are convertible into approximately 12.3 million shares of Series E preferred stock at $1.50 per share only if we receive shareholder approval. If we do not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of our common stock at $2.18 per share, provided the note holder will not be able to convert its notes into shares of common stock to the extent the note holder, together with its affiliates, would own 9.9% or more of our common stock after conversion. As a result, interest expense of approximately $8.4 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E preferred stock. If these notes do not convert into Series E preferred stock or common stock, they become due and payable on the fourth anniversary of their issuance.

      Upon shareholder approval of the matters being presented at a special meeting, the $43.5 million in principal amount of 10% senior secured convertible notes, plus interest, will automatically convert into approximately 29 million shares of Series E preferred stock at $1.50 per share. Additionally upon such approval, the $32.8 million in face value of its 5 3/4% convertible subordinated notes due in April 2005 held by the Cheung Kong Investors will automatically be converted into approximately 21.9 million shares of Series E preferred stock. The Series E preferred stock will be issued to these investors only if Critical Path receives shareholder approval and will rank senior in preference to all of our existing equity. These preferred shares will accrue dividends at an annual rate of 5 3/4% of the purchase price of $1.50 per share.

      In March 2004, we executed an amendment with a group of investors led by the Cheung Kong Investors which would extend the maturity of the $32.8 million in face value of 5 3/4% convertible subordinated notes held by the Cheung Kong Investors from April 1, 2005 to April 1, 2006. The extension will only take place in the event our shareholders do not approve the exchange of the 5 3/4% convertible subordinated notes held by the Cheung Kong Investors for approximately 21.9 million shares of our Series E preferred stock. In addition, in the event the maturity date is extended to April 1, 2006, the interest rate on the 5 3/4% convertible subordinated notes held by the Cheung Kong Investors will increase to 7 1/2% for the period beginning April 1, 2005 and ending April 1, 2006, and we will be required to pay fees totaling $1.5 million.

      In a separate agreement, members of the Cheung Kong Investors have granted us an option, which we may exercise in our sole discretion, to repurchase approximately 10.9 million shares of the Series E preferred stock held by the Cheung Kong Investors at $1.50 per share. Our option expires 10 business days after the Cheung Kong Investors acquire shares of the Series E preferred stock after the close of the proposed rights offering of the preferred stock.

      On January 30, 2004, we executed an amendment with Silicon Valley Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 31, 2004. Subsequently, on March 12, 2004 we executed an additional amendment with Silicon Valley Bank, which increased the size of the credit line to a maximum of $6.0 million and extended the maturity date to June 30, 2005. The credit facility continues to be collateralized by certain of our assets and borrowings under the current agreement bear a variable interest rate of between Prime plus 1.5% and Prime plus 3.0%, which has historically ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Initial commitment fees of $20,000 and $100,000 were charged related to the January and March amendments, respectively. Additionally, the facility carries an expedite fee of $50,000, an unused facility fee of either 0.45% or 2.00%, based upon the level of cash balances held at the bank, payable at the end of each quarterly period in arrears, and an early termination fee of $50,000 if the facility is canceled prior to August 1, 2004. In connection with the March amendment to the credit facility, we agreed to issue warrants to purchase up to 100,000 shares of our common stock to Silicon Valley Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date of March 12, 2011.

Debt covenants and restrictions

10% senior secured convertible notes

      The 10% senior secured convertible notes become due and payable upon the consummation of a qualified asset sale, a change of control or any financing or series of financings that in the aggregate raises at least $40 million.

      Additionally, the notes become due and payable when declared due and payable by a holder upon the occurrence of an event of default, which include, subject to some exceptions: (1) our failure to pay any amounts due under notes when they are due and payable, (2) our default on any indebtedness with a principal amount of at least $500,000, (3) our voluntary or involuntary bankruptcy, (4) any judgment for the payment of money of more than $500,000, (5) the attachment by our lenders of any of our assets, or (6) the occurrence of any event having a material adverse effect on our business, operations, assets, properties or condition.

      The 10% senior secured convertible notes also contain a financial covenant that requires us to maintain a minimum monthly average operating cash flow, over any given fiscal quarter, for our operations in the Americas of negative $3.0 million. Additionally, we may not incur, create or assume indebtedness or liens under the notes, with specified exceptions. Also, with some exceptions, under the notes we may not: (1) merge with another entity, (2) make any restricted payments, including dividends, distributions and the redemption any of our options or capital stock, (3) enter into any transactions with any affiliates, (4) make investments, (5) change the nature of our business, (6) permit our domestic subsidiaries to hold real or personal property in excess of specified amounts or (7) create any new subsidiaries.

      If we breach any representation or warranty or fail to abide by any of our covenants, including the foregoing covenants, then the 10% senior secured convertible notes may become immediately due and payable. If these notes do not convert into Series E preferred stock or common stock, the principal and related interest will become due and payable on the fourth anniversary of their issuance.

Silicon Valley Bank credit facility

      The Silicon Valley Bank credit facility contains provisions for the acceleration of payment of the indebtedness in the event of a default which include, subject to some exceptions: (1) breach of representation or warranty, (2) failure to pay any amounts due under the credit facility when due and payable, (3) exceeding the credit limit, (4) breach of financial covenants or other covenants, (5) attachment by our lenders of any of our assets, (6) default on any permitted indebtedness, (7) any breach which results in a material adverse change to our business, operations, assets, properties or condition, (8) dissolution or voluntary or involuntary bankruptcy, (9) revocation of a guaranty or pledge, (10) payment by the Company of subordinated indebtedness, (11) change in beneficial ownership, (12) fraud or (13) any material adverse change to our business, operations, assets, properties or condition.

      The maturity date of the Silicon Valley Bank credit facility is June 30, 2005.

5 3/4% convertible subordinated notes

      The holders of the 5 3/4% convertible subordinated notes may convert the notes into shares of our common stock at any time before their maturity or the business day before their redemption or repurchase by us. The conversion rate is 9.8546 shares per $1,000 principal amount of notes subject to adjustment in specified circumstances. This rate is equivalent to a conversion price of approximately $405.92 per share. In the event of a change of control, the holders of the 5 3/4% convertible subordinated notes have the option of requiring us to repurchase any notes held at a price of 100% of the principal amount of the notes plus accrued interest to the date of repurchase.

      In March 2004, we executed an amendment with a group of investors led by the Cheung Kong Investors which would extend the maturity of the $32.8 million in face value of 5 3/4% convertible subordinated notes held by the Cheung Kong Investors from April 1, 2005 to April 1, 2006. The extension will only take place in the event our shareholders do not approve the exchange of the 5 3/4% convertible subordinated notes held by the Cheung Kong Investors for approximately 21.9 million shares of our Series E preferred stock. In addition, in the event the maturity date is extended to April 1, 2006, the interest rate on the 5 3/4% convertible subordinated notes held by the Cheung Kong Investors will increase to 7 1/2%, for the period beginning April 1, 2005 and ending April 1, 2006, and we will be required to pay fees totaling $1.5 million.

Ability to incur additional indebtedness

      Subject to certain exceptions for, among others, indebtedness for accounts payable incurred in the ordinary course of business or indebtedness to acquire any equipment or similar property, holders of: (1) a majority of the 10% senior secured convertible notes issued in November, (2) a majority of the 10% senior secured convertible notes issued in January and (3) a majority of the 10% senior secured convertible notes issued in March, must consent to our incurrence of any additional indebtedness. Under the terms of our line of credit with Silicon Valley Bank, we are not permitted to incur additional indebtedness without the approval, by Silicon Valley Bank in its sole discretion, that the terms of the debt are adequately subordinated to the obligations due under the Silicon Valley Bank credit facility. In addition, we must seek the consent of the holders of a majority of our Series D preferred stock in order to incur any additional indebtedness.

2003, 2002 and 2001 Liquidity Discussion

      Operating Activities. Cash, cash equivalents and marketable securities were $19.0 million, $43.9 million and $69.2 million at December 31, 2003, 2002, and 2001, respectively. Cash and cash equivalents decreased by $14.5 million during 2003, $25.9 million during 2002 and $156.5 million during 2001. We used cash to fund operating activities of $34.9 million during 2003, $25.1 million during 2002 and $91.2 million during 2001, primarily due to our net loss, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related revenues from the sale of our software products and services. Also contributing to the use of cash in operating activities in 2003, 2002 and 2001 were net cash outlays totaling $8.2 million, $2.4 million and $8.2 million, respectively, related to our 2003, 2002 and 2001 strategic restructuring activities. Additionally during 2003, we paid $2.2 million in interest payments related to the convertible subordinated notes, $2.2 million in insurance premiums and we used $2.9 million to make certain software and hardware support and maintenance renewal payments. A more detailed discussion of our 2001, 2002 and 2003 operating results can be found in the Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Of the cash held outside of the United States, we may face restrictions on our ability to use that cash for purposes other than the operation of each of our respective foreign subsidiaries that hold the cash. For example, our ability to use cash held in our German subsidiary for any reason other than the operation of this subsidiary may result in certain tax liabilities and may be subject to local laws that could prevent the transfer of cash from Germany to any other foreign or domestic account.

      We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, contracts with vendors, and working capital, as a significant portion or our worldwide operations have a functional currency other than the United States dollar. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

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

      A number of non-cash items have been charged to expense and increased our net loss in 2003. These items include depreciation and amortization of property and equipment and intangible assets, amortization of unearned stock-based compensation and other stock-based compensation charges and provisions for doubtful accounts. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows.

      Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. We endeavor to pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods may be impacted by the nature of accounts payable arrangements.

      Investing Activities. During 2003, $6.3 million in cash was provided by investing activities while during 2002 and 2001 we used cash in investing activities of $1.8 million and $34.9 million. Cash used in investing activities typically relates to the purchase of property and equipment, primarily for the acquisition of additional network infrastructure equipment, strategic investments in private entities and short-term investments in high-grade, low risk instruments. Cash proceeds typically are comprised of the sale of investments and marketable securities and the release of restricted cash and funds held in escrow. Investments in property and equipment totaled $12.2 million, $6.8 million, and $11.2 million during 2003, 2002 and 2001.

      During 2003, we received $3.8 million from the early release of funds held in escrow and $2.4 million from the sale of certain of our public and private investments during the second quarter of 2003. Additionally, we received $9.6 million from the sale of marketable securities and $2.7 million in previously restricted cash. In 2002, we acquired the remaining 60% ownership interest in Critical Path Pacific, Inc. and recognized an increase in cash of $4.5 million, net of the $3.0 million cash portion of the purchase price. In 2001, we acquired the outstanding 27.13% interest in our Italian subsidiary, Critical Path Italy, for approximately $4.2 million, and paid an investment banking fee of $5.7 million associated with our ISOCOR acquisition.

      We primarily invest excess cash in money market funds and other highly liquid securities with maturities of less than 90 days with the intent to make such funds readily available for operating purposes. During 2002 and 2001, we invested a portion of our cash in high-grade, low risk investments with an average maturity of three- to twelve-months. At December 31, 2003, we did not hold any marketable securities. As of December 31, 2002 and 2001, marketable securities totaled approximately $9.6 million and $9.7 million, respectively.

      Financing Activities. During 2003, financing activities provided $12.6 million in cash while during 2002 and 2001 we used cash in financing activities of $0.8 million and $30.3 million, respectively, to retire a significant portion of our convertible debt and to payoff capital lease obligations. The cash outlays were partially offset by proceeds raised in a financing transaction closed in the fourth quarter of 2001 with General Atlantic Partners and certain other investors detailed below, the repayment of notes receivable from officers and shareholders and from the exercise of stock options.

      During 2003, we raised $10 million through the issuance of 10% senior secured convertible notes to General Atlantic Investors and $4.9 million in proceeds related to our line of credit facility with Silicon Valley Bank. Additionally, we raised $1.1 million in proceeds from the issuance of common stock during 2003. These cash inflows were partially offset by approximately $814,000 in principal payments on note and capital lease obligations and $2.6 million in payments against the line of credit facility. As of December 31, 2003 a $2.4 million balance remained outstanding. Additionally, during the year we reduced letters of credit held under the credit facility from $3.0 million at December 31, 2002 to $2.7 million at December 31, 2003. All associated interest and fees are included as a component of interest expense.

      During 2002, we used $3.8 million to payoff capital lease obligations. These cash outlays were partially offset by $1.2 million in proceeds from the repayment of certain officer and shareholder notes receivable and $1.8 million in proceeds from the exercise of stock options.

      During 2001, we used cash in financing activities of $59.6 million to retire $261.4 million of face value of 5 3/4% convertible subordinated notes and to repay certain capital lease obligations. See also Note 15 of Notes to Consolidated Financial Statements – Financing Transaction and Preferred Stock. These cash outlays were partially offset by $26.8 million in proceeds raised in the financing transaction closed in the fourth quarter of 2001 detailed below and $2.6 million in proceeds from the exercise of stock options.

      The financing transaction closed in 2001 was with a group of investors led by General Atlantic Partners, LLC and its affiliates. The financing transaction consisted of approximately $30 million in gross cash proceeds and the retirement of $65 million in face value of our 5 3/4% convertible subordinated notes in the form of shares of mandatorily redeemable convertible preferred stock, and the issuance to General Atlantic Partners and its affiliates of warrants to purchase 625,000 shares of common stock. The cash proceeds to us, net of transaction costs, totaled $26.8 million.

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

      The table below sets forth our significant obligations and commitments as of December 31, 2003.

Contractual Obligations and Commitments

	Fiscal Year

						2008
	Total	2004	2005	2006	2007	and Beyond

	(In thousands)
Contractual Cash Obligations:
Convertible notes, including interest(1)	$55,486	$2,206	$39,280	$—	$14,000	$—
Line of credit facility	2,299	2,299	—	—	—	—
Operating lease obligations	19,595	4,805	4,214	4,076	1,366	5,134
Capital lease obligations	2,088	1,024	640	424	—	—
Other purchase obligations(2)	10,276	7,713	1,387	1,061	115

Total Contractual Cash Obligations	$89,744	$18,047	$45,521	$5,561	$15,481	$5,134

(1)	Includes the Critical Path 5 3/4% Convertible Subordinated Notes due April 2005 and 10% Senior Secured Notes due in November 2007.

(2)	Represent certain contractual obligations related to licensed software, maintenance contracts, management of data center operations and network infrastructure storage costs.

      Since December 31, 2003, we have issued an additional $33.5 million in principal amount of 10% senior secured notes. These notes are convertible into shares of Series E preferred stock, if we receive shareholder approval, and otherwise are convertible into shares of common stock, if we do not, at the option of the holder. A discussion of the terms of the convertible notes is provided above under the caption “Liquidity and Capital Resources – Recent Financing Transactions.” If the holders of the convertible notes convert the notes or a portion of the notes to shares of our equity stock, then the contractual obligation would be correspondingly reduced. In the event that these notes are not converted into shares of our equity stock, $21 million in principal and interest will be due and payable in January 2008 and $25.9 million in principal and interest will be due and payable in March 2008.

      In March 2004, we executed an agreement that extends the maturity of $32.8 million in face value of the 5 3/4% convertible subordinated notes due in April 2005 to April 2006, if our shareholders do not approve the conversion of these notes into new Series E preferred stock. In the event the maturity is extended, $32.8 million currently due in April 2005 will be extended to April 2006. In addition, under the agreement we would be required to increase the interest rate for the extended one year period to 7.5% and pay a fee for such extension of $1.5 million. Under the amended agreement for the $32.8 million in notes, $100,000 in fees would be due in 2004, $2.6 million in fees and interest would be due in 2005 and $34 million in principal and interest would be due in 2006.

Recent Accounting Pronouncements

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the condensed consolidated statement of cash flows. The provisions of this standard are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position and results of operations.

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

      In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangements Containing More-Than-Incidental Software. EITF No. 03-05 addresses the applicability of Statement of Position No. 97-2 regarding software and non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another. EITF Issue No. 03-05 is effective for interim periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 did not have a material impact on our financial position and results of operations.

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN No. 46 requires that we make disclosures in our consolidated financial statements for the year ended December 31, 2002 when we believe it is reasonably possible that we will consolidate or disclose information about variable interest entities after FIN No. 46 becomes effective. In December 2003, FASB issued a revised FIN No. 46. The FASB deferred the effective date for VIEs that are non–special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. At this time, we do not believe it is reasonably possible that we will consolidate or disclose information about variable interest entities. However, we will continue to assess the impact of FIN No. 46 on our consolidated financial statements.

      In November 2002, the EITF reached a consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 is effective for interim periods beginning after June 15, 2003. We adopted EITF No. 00-21 in the third quarter of 2003 and such adoption did not have a material effect on our financial position and results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

We have a history of losses, expect continuing losses and may never achieve profitability.

      We have not achieved profitability in any period and may continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. In addition, we intend to continue to spend resources on maintaining and strengthening our business, and this may, in the near term, cause our operating expenses to increase and our operating results to decline.

      In past quarters, we have spent heavily on technology and infrastructure development. We may continue to spend substantial financial and other resources to further develop and introduce new messaging and identity management solutions, and to improve our sales and marketing organizations, strategic relationships and operating infrastructure. We expect that our cost of revenues, sales and marketing expenses, general and administrative expenses, operations, research and customer support expenses and depreciation and amortization expenses could continue to increase in absolute dollars and may increase as a percent of revenues. In addition, in future periods we may incur significant non-cash charges related to stock-based compensation. If revenues do not correspondingly increase, our operating results could decline. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete against our competitors. We also may never obtain sufficient revenues to exceed our cost structure and achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

We may need to raise additional capital and may need to initiate other operational strategies to continue our operations.

      In the future, we may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. Such financing may not be available in sufficient amounts or on terms acceptable to us. Additionally, we face a number of challenges in operating our business, including our ability to overcome viability concerns of our prospective customers given our recent capital needs, the amount of resources necessary to maintain worldwide operations and continued sluggishness in technology spending. Concerns about our long-term viability may cause our stock price to fall and impair our ability to raise additional capital and may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations. As a result, current and future customers may determine not to do business with us, which would cause our revenues to decline.

The conversion of our preferred stock would result in a substantial number of additional shares of common stock outstanding, which could decrease the price of our common stock.

      As of March 1, 2004, there were 4,188,587 shares of Series D preferred stock outstanding which were convertible, at the option of the holders, into approximately 16.3 million shares of common stock. If we obtain shareholder approval, we will also amend the terms of the Series D preferred stock, including the conversion ratio, to increase the number of shares of common stock initially issuable upon conversion of the Series D preferred stock to approximately 44.8 million. In addition, if we obtain shareholder approval, we will be issuing approximately 52.3 million shares of Series E preferred stock which are initially convertible, at the option of the holders, into an equal number of shares of common stock. In addition, if all the subscription rights being offered in the proposed rights offering are exercised, the shares of Series E preferred stock issued in the rights offering will initially convert into up to approximately 14.0 million shares of common stock. Accordingly, if we obtain shareholder approval and we sell all the shares of preferred stock offered in the proposed rights offering, our preferred stock will initially be convertible into approximately 111.1 million shares of common stock. Even if we do not obtain shareholder approval, in addition to the approximately 16.2 million shares of common stock currently issuable upon conversion of the outstanding Series D preferred stock, approximately $33.5 million in principal amount of 10% convertible secured notes plus accrued dividends will be convertible, at the option of each note holder, into approximately 17.6 million shares of common stock. Increasing the number of additional shares of common stock that may be sold into the market by this amount could substantially decrease the price of our common stock.

As the preferred stock accrues dividends, the number of shares of common stock issuable upon conversion will increase, which may increase the dilution to our holders of common stock and further decrease the price of our common stock.

      Currently, shares of Series D preferred stock accrue dividends at a compounded annual rate of 8%. If the maximum amount of dividends were to accrue to the Series D preferred stock prior to the automatic call for redemption date, a total of approximately 20.3 million shares of common stock, or an additional 4.1 million shares, would be issuable upon conversion. If our shareholders approve the amendment to the terms of the Series D preferred stock and we issue approximately 52.3 million shares of Series E preferred stock, all of which will accrue dividends at a rate of 5 3/4% per year, and the maximum amount of dividends accrue prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 12 million shares to approximately 64.3 million shares.

Our preferred stock carries a substantial liquidation preference, which could significantly impact the return to common equity holders upon an acquisition.

      In the event of liquidation, dissolution, winding up or change of control of Critical Path, if we issue shares of Series E preferred stock, the holders of Series E preferred stock would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such share before any proceeds from the liquidation, dissolution or winding up is paid with respect to any other series or class of our capital stock. Accordingly, if we obtain stockholder approval for the transactions contemplated by the convertible note purchase and exchange agreement and the January 2004 and March 2004 private placements, the approximately 52.3 million shares of Series E preferred stock that will be outstanding will initially have an aggregate liquidation preference of approximately $78.4 million. If all 14 million additional shares of Series E preferred stock are purchased pursuant to the proposed rights offering, the initial aggregate liquidation preference of the Series E preferred stock will increase to approximately $99.4 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of Series D preferred stock would be entitled to receive, at a minimum, $13.75 per share of Series D preferred stock plus all accrued dividends on such share before any proceeds from the liquidation, dissolution or winding up is paid to holders of our common stock. As of March 1, 2004, the shares of Series D preferred stock have an aggregate initial liquidation preference of approximately $68.4 million, which, as amended, will increase on a daily basis at an annual rate of 5 3/4%. As amended, the shares of Series D preferred stock have a maximum aggregate initial liquidation preference of approximately $91 million. If we are acquired before the fourth anniversary of the date the shares of Series E preferred stock are first issued, the holders of Series D preferred stock will be entitled to receive an initial preference payment equal to approximately $91 million, regardless of the amount of dividends accrued at the time of the acquisition. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the liquidation preferences of the our Series E preferred stock and our Series D preferred stock are paid in full. Consequently, the sale of all or substantially all of the shares of Critical Path may likely result in all or substantially all of the proceeds of such transaction being distributed to the holders of our Series E preferred stock and Series D preferred stock.

      From time to time we engage in discussions with or receive proposals from third parties relating to potential acquisitions or strategic transactions that could constitute a change of control. While we have not engaged in any transaction of this type in the past, we will in the future continue to evaluate potential business combinations or strategic transactions which, if consummated, may constitute a change of control and trigger the liquidation preferences described above.

Issuance of Series E preferred stock and the amendment to the terms of our Series D preferred stock will cause us to record charges that increase the net loss attributable to our common shareholders, which may be material to our results of operations for the period in which they are recorded.

      Based on our current estimates, the application of generally accepted accounting principles to account for the proposed rights offering, the conversion of the notes we privately sold in November 2003, January 2004 and March 2004 into Series E preferred stock, the amendment of the terms of our Series D preferred stock and the issuance of Series E preferred stock in exchange for some outstanding shares of Series D preferred stock will cause us to record charges that increase our net loss attributable to common shares. Because these charges will be based in part on the fair value of our common stock and the Series E preferred stock on the date or dates the Series E preferred stock is issued, and on the fair value of the Series D preferred stock on the date its rights and preferences are modified, we are only able to estimate the amount of the charges that will occur. Assuming that these transactions occurred on November 18, 2003, except for the issuance of the notes which occurred on November 26, 2003, January 16, 2004 and March 9, 2004 and the estimated fair market values of the common stock, the Series E preferred stock and the Series D preferred stock on such dates, we estimate that one-time charges would total approximately $54.9 million to be recorded in the period that shareholders approve the transactions, and that additional charges totaling $3.2 million would be recorded over the four-year redemption period of the Series E preferred stock if all of the shares offered of Series E preferred stock are purchased in the proposed rights offering. A change in the fair value of our common stock, or our Series E preferred stock, as of the date or dates we issue the Series E preferred stock, or our Series D preferred stock, as of the date we amend the terms of the Series D preferred stock, would cause these estimates to vary.

Our cash resources located in accounts outside of the United States are not readily available for our domestic operations.

      We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in our German subsidiary for any reason other than the operation of this subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from Germany to any other foreign or domestic account. At December 31, 2003, approximately $7.6 million was held outside of the United States. Our inability to utilize this cash could slow our ability to grow our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline.

Due to our evolving business strategy and the nature of the messaging and directory infrastructure market, our future revenues are unpredictable and our quarterly operating results may fluctuate.

      We cannot accurately forecast our revenues as a result of our evolving business strategy and the emerging nature of the Internet messaging infrastructure market. Forecasting is further complicated by recent strategic and operational restructurings, as well as fluctuations in license revenues as a percentage of total revenues from 30% in 2001 to 40% in 2002 and 31% in 2003. Our revenues in some past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect our operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

•	the demand for licensed solutions for messaging, and identity management products;

•	the demand for outsourced messaging services generally and the use of messaging and identity management infrastructure products and services in particular;

•	our ability to attract and retain customers and maintain customer satisfaction;

•	our ability to attract and retain qualified personnel with industry expertise, particularly sales personnel;

•	the ability to upgrade, develop and maintain our systems and infrastructure and to effectively respond to the rapid technology change of the messaging and identity management infrastructure market;

•	the budgeting and payment cycles of our customers and potential customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of business and infrastructure;

•	our ability to quickly handle and alleviate technical difficulties or system outages;

•	the announcement or introduction of new or enhanced services by competitors;

•	general economic and market conditions and their affect on our operations and the operations of our customers; and

•	the effect of war, terrorism and any related conflicts or similar events worldwide.

      In addition to the factors set forth above, operating results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the year ended December 31, 2002 and the three months ended March 31, 2003, we incurred stock-based compensation expense of $10.0 million and $59,000, respectively, relating to the grant of options and warrants to employees and non-employees in prior years. As of March 31, 2003, we had recognized all stock-based compensation related to these prior grants. We incurred non-cash charges of $85,000 during the year ended December 31, 2003, associated with the acceleration of vesting of stock options and the extension of stock option exercise periods in connection with employee terminations. Grants of options and warrants also may be dilutive to existing shareholders.

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

      Our ability to increase revenues will depend on our ability to continue successfully to recruit, train and retain experienced and effective sales and marketing personnel and for our personnel to achieve results once they are employed with us. Competition for experienced and effective personnel in certain markets is intense and we may not be able to hire and retain personnel with relevant experience. The complexity and implementation of our messaging and identity management infrastructure products and services require highly trained sales and marketing personnel to educate prospective customers regarding the use and benefits of our services. Current and prospective customers, in turn, must be able to educate their end-users. Any delays or difficulties encountered in our staffing and training efforts would impair our ability to attract new customers and enhance our relationships with existing customers, and ultimately, grow revenues. This would also adversely impact the timing and extent of our revenues from quarter to quarter and overall or could jeopardize sales altogether. Because we have experienced turnover in our sales force and have fewer resources than many of our competitors, our sales and marketing organizations may not be able to compete successfully against the sales and marketing organizations of our competitors. Moreover, our competitors frequently have larger and more established sales forces calling upon potential enterprise customers with more frequency. In addition, certain of our competitors have longer and closer relationships with the senior management of enterprise customers who decide whose technologies and solutions to deploy. If we do not successfully operate and grow our sales and marketing activities, our revenues and operating results could decline and the price of our common stock could continue to decline.

We have experienced significant turnover of senior management and our current executive management team has been together for a limited time, which could slow the growth of our business and cause our operating results to decline.

      Throughout 2002, 2003 and the early part of 2004, we announced a series of changes in our management that included the departure of many senior executives, and there have also been many changes in our board of directors. Many of the members of our current board of directors and senior executives joined us in 2002 and 2003, and we may continue to make additional changes to our senior management team. Our chief financial officer, James Clark, joined us on February 4, 2004. Because of these changes, our management team has not worked together as a group for a significant length of time and may not be able to work together effectively to successfully execute on revenue goals, implement our strategies and manage our operations. If our management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have long-term employment agreements with any of our executive officers. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives which could slow the growth of our business and cause our operating results to decline.

We depend on strategic relationships and the loss of any key strategic relationships could reduce our ability to sell our products and services and our revenues to decline.

      We depend on strategic relationships to expand distribution channels and opportunities and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon aggressively marketing our services through new and existing strategic relationships. In the third quarter of 2002, we entered into certain partnership agreements in our hosted messaging business with the Hewlett-Packard Company for the development and marketing of a complete managed messaging solution. In coming quarters we will continue to invest heavily in this relationship and make changes in our operations, including completion of the outsourcing of our data operations, to accommodate the integration of this partnership. To the extent this integration does not proceed as anticipated or the anticipated benefits of this partnership are not borne out, our revenues may not reach the level expected from the amount of capital we have invested in this relationship and our financial results may decline. In addition, if service levels are not adequate in connection with the outsourcing of our data centers, our customers may terminate agreements and our revenues will decline. We have also invested heavily and continue to invest in this model of hosted services operations. To the extent this strategic decision and the business relationships surrounding its execution do not prove profitable and productive, our revenues and financial results could decline. We also depend on a broad acceptance of our software and outsourced messaging services on the part of potential resellers and partners and our acceptance as a supplier of outsourced messaging solutions. We also depend on joint marketing and product development through strategic relationships to achieve further market acceptance and brand recognition. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us, upon a period of 30 to 120 days notice. Most of our hosted customer agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. In addition to strategic relationships, we also depend on the ability of our customers aggressively to sell and market our services to their end-users. If we lose any strategic relationships, fail to renew these agreements or relationships, fail to fully exploit our relationships, or fail to develop new strategic relationships, we could encounter increased difficulty in selling our products and services.

A limited number of customers account for a high percentage of our revenues and if we lose a major customer or are unable to attract new customers, revenues could decline.

      We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the year ended December 31, 2003, our top 10 customers accounted for approximately 27% of our total revenues. Similarly, for the year ended December 31, 2002, our top 10 customers accounted for approximately 31% of our total revenues and, for the year ended December 31, 2001, our top 10 customers accounted for approximately 20% of our total revenues. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

      In addition, a number of our customers, particularly for our hosted services business and in the technology industry, have also suffered from falling revenue. Especially in the telecommunications industry, which represented 53% of the revenues from our top 10 customers for the year ended December 31, 2003. Similarly, customers in the telecommunications industry accounted for 44% of revenues from our top 10 customers for the year ended December 31, 2002 and for 55% of revenues from our top 10 customers for the year ended December 31, 2001. The relative financial performance of our customers will continue to impact our sales cycles and our ability to attract new business. Worldwide technology spending has also decreased in recent quarters across all industries. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer could reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

If we are unable to successfully compete in our product market, our ability to retain our customers and attract new customers could decline.

      Because we have a variety of messaging and directory infrastructure products and services, we encounter different competitors at each level of our products and services. Our primary competitors for service providers seeking insourced or outsourced product-based solutions are Sun Microsystems’ iPlanet, OpenWave Systems, Inc., Mirapoint, Inc., Oracle Corporation, Microsoft Corporation and IBM Corporation’s Lotus Division. In the enterprise eBusiness directory category, we compete primarily with iPlanet, Microsoft Corporation and Novell Corporation, and our competitors in the meta-directory market are iPlanet, Microsoft, Novell and Siemens Corporation. Our competitors for corporate customers seeking outsourced hosted messaging solutions are e-mail service providers, such as CommTouch, Easylink Services Corporation (formerly Mail.com), USA.Net and application service providers who offer hosted communications services and hosted Microsoft Exchange services. If we are unable to successfully compete in our product market, our ability to retain our customers and attract new customers could decline.

We believe that some of the competitive factors affecting the market for messaging and identity management infrastructure solutions include:

•	breadth of platform features and functionality of our offerings and the sophistication and innovation of competitors;

•	total cost of ownership and operation;

•	scalability, reliability, performance and ease of expansion and upgrade;

•	ease of integration to customers’ existing systems; and

•	flexibility to enable customers to manage certain aspects of their systems internally and leverage outsourced services in other cases when resources, costs and time to market reasons favor an outsourced offering.

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

Our sales cycle is lengthy, and any delays or cancellations in order in a particular quarter could cause our operating results to be below expectations which may cause our stock price to decline.

      Because we sell complex and sophisticated technology, our sales cycle, in particular with respect to our software solutions, can be long and unpredictable, often taking between four to 18 months. Because of the nature of our product and service offerings it can take many months of customer education and product evaluation before a purchase decision is made. In addition, many factors can influence the decision to purchase our product and service offerings including budgetary restraints and decreases in capital expenditures, quarterly fluctuations in operating results of customers and potential customers, the emerging and evolving nature of the internet-based services and wireless services markets. Furthermore, general global economic conditions, and weakness in global securities markets, continuing recessionary spending levels, and a protracted slowdown in technology spending in particular, have further lengthened and affected our sales cycle. Such factors have led to and could continue to lead to delays and postponements in purchasing decisions and in many cases cancellations of anticipated orders. Any delay or cancellation in sales of our products or services could cause our operating results to be lower than those projected and cause our stock price to decline.

Failure to resolve pending securities claims and other material lawsuits may lead to continued costs and expenses and increased doubts from existing and potential customers and investors as to our prospects, which could cause our revenues and our stock price to decline.

      We are a defendant in a shareholder lawsuit filed in San Diego Superior Court by shareholders of one of our former customers alleging we participated in fraudulent transactions to inflate artificially revenues of that customer. We are also a defendant in a number of securities class action lawsuits filed in the U.S. District Court for the Southern District of New York, alleging that prospectuses under which securities were sold contained false and misleading statements with respect to discounts and commissions received by underwriters. Should these lawsuits linger for a long period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. Likewise, we may not be able to conclude or settle such litigation on terms that coincide with the coverage limits of our insurance or ability to pay upon any final determination. It is also likely that our insurance may not cover some or all of the claims alleged in the pending lawsuits, which would require us, rather than our insurance carrier, to pay all or some of the expenses and damages, if any, relating to these claims. The size of these payments, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The continued defense of these lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of our customers, potential customers and investors, which could cause our revenues and stock price to further decline.

Lingering effects of the recent SEC investigation could cause further disruption in our operations and lead to a decline in our financial results.

      In 2001, the SEC investigated us and certain of our former officers and directors related to non-specified accounting matters, financial reports, other public disclosures and trading activity in our stock. In February 2002, the SEC concluded the investigation as to us. We consented, without admitting or denying liability, to a cease and desist order and an administrative order for violation of certain non-fraud provisions of the federal securities laws. In addition, since then the SEC and the Department of Justice charged five of our former employees with various violations of the securities laws. We believe that the investigation continues with respect to a number of other of our former executives and employees and expect that such investigation may result in further charges against former employees although we do not know the status of such investigation. Despite the conclusion of the investigation of us, lingering concerns about these actions have nevertheless cast doubt on our future in the eyes of customers and investors. In addition, a number of recent arrests, allegations and investigations in connection with accounting improprieties, insider trading and fraud at other public companies have created investor uncertainty and scrutiny in general as to the stability and veracity of public companies’ financial statements. Such lingering doubts stemming from our past accounting restatements and such general market uncertainty could cause the price of our common stock to continue to fluctuate and/or decline further.

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

      Our current director and officer liability insurance, which was put in place in March 2003, and continues through March 2004, may not be adequate for the liabilities and expenses potentially incurred in connection with current and future claims. To the extent liabilities, expenses or settlements exceed the limitations or are outside of the scope of coverage, our business and financial condition could materially decline.

      Under California law, in connection with our charter documents and indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. We have made payments and may continue to make payments in connection with the indemnification of officers and directors in connection with lawsuits and possibly pending investigations. See “Lingering effects of the recent SEC investigations could cause further disruption in our operations and lead to a decline in our financial results” on page 62. However, it is unlikely that our director and officer liability insurance will be available to cover such payments.

We may experience difficulty in attracting and retaining key personnel, which may negatively affect our ability to develop new services or retain and attract customers.

      The loss of the services of key personnel may create a negative perception of our business and adversely affect our ability to achieve our business goals. Our success also depends on our ability to recruit, retain and motivate highly skilled sales and marketing, operational, technical and managerial personnel. Competition for these people is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to do so, we may be unable to develop new services or continue to provide a high level of customer service, which could result in the loss of customers and revenues. In addition, volatility and declines in our stock price may also affect our ability to retain key personnel, all of whom have been granted stock-based incentive compensation. In recent quarters we have also initiated reductions in our work force and job eliminations to balance the size of our employee base with anticipated revenue levels. Reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and provide distractions affecting our ability to deliver products and solutions in a timely fashion and provide a high level of customer service and support.

      We do not have long-term employment agreements with any of our key personnel. In addition, we do not maintain key person life insurance on our employees and have no plans to do so. The loss of the services of one or more of our current key personnel could make it difficult to successfully implement our business objectives.

If we are not successful in implementing strategic plans for our operations, our expenses may not be offset by our corresponding sales and our financial results could significantly decline.

      In 2002, we incurred a number of restructuring charges related to the right sizing of our business given market conditions and the current operating environment. These efforts included additional facilities and equipment lease terminations, continuing expense management and headcount reductions. In 2003, we continued to restructure our operations including consolidating some office locations and reducing our global workforce by approximately 175 positions, or approximately 30% of the workforce. We expect to continue to make determinations about the strategic future of our business and operations, and our ability to execute on such plans effectively and to make such determinations prudently could affect our future operations. A failure to execute successfully on such plans and to plan appropriately could cause or expenses to continue to outpace our revenues and our financial condition could significantly decline.

We may experience a decrease in market demand due to the slowed economy in the United States, which has been further stymied by the concerns of terrorism, war and social and political instability.

      Economic growth has slowed significantly. In addition, the terrorist attacks in the United States and turmoil and war in the Middle East have increased the uncertainty in the United States economy and may further add to the decline in the United States business environment. The war on terrorism, along with the effects of terrorist attacks and other similar events, and the war in Iraq, could contribute further to the slowdown of the already slumping market demand for goods and services, including digital communications software and services. If the economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, or as a result of war in the Middle East and elsewhere, we may experience decreases in the demand for our products and services, which may cause our operating results to decline.

We may face continued technical, operational and strategic challenges preventing us from successfully integrating or divesting acquired businesses.

      Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. In addition, in connection with our strategic restructuring, we elected to divest or discontinue many of the acquired businesses. Both the integration and divestiture of acquired businesses have been and will continue to be complex, time consuming and expensive processes, which may disrupt and distract our management. With respect to integration, we must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. With respect to the divestitures, the timing and transition of those businesses and their customers to other entities has required and will continue to require resources from our legal, finance and corporate development teams as well as expenses associated with the conclusion of those transactions, winding up of entities and businesses. In addition to the added costs of the divestitures, we may not ultimately achieve anticipated benefits and/or cost reductions from such divestitures.

      In the past, due to the significant underperformance of some of our acquisitions relative to expectation, we eliminated certain acquired product or service offerings through termination, sale or other disposition. Such decisions to eliminate or limit our offering of an acquired product or service involved and could continue to include the expenditure of capital, the realization of losses, further reduction in workforce, facility consolidation and the elimination of revenues along with the associated costs, any of which could cause our operating results to decline.

We currently license many third-party technologies and may need to license further technologies which could delay and increase the cost of product and service developments.

      We intend to continue to license certain technologies from third parties and incorporate them into our products and services, including web server technology, virus and anti-spam solutions, storage and encryption technology and billing and customer tracking solutions. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. To the extent we cannot license needed technologies or solutions, we may have to devote our resources to the development of such technologies, which could delay and increase the cost of product and service developments.

      In addition, we may fail to integrate successfully any licensed or hosted technology into our services. These third-party in-licenses may expose us to increased risks, including risks related to the integration of new technology, potential patent and copyright infringement issues, the diversion of resources from the development of proprietary technology, and an inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs. In addition, an inability to obtain needed licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. Any delays in services or integration problems could hinder our ability to retain and attract customers and cause our business and operating results to suffer.

Changes in the regulatory environment for the operation of our business or those of our customers could pose risks.

      Few laws currently apply directly to activity on the Internet and the messaging business; however, new laws are proposed and other laws made applicable to Internet communications every year. In particular, the operations of our business faces risks associated with privacy, confidentiality of user data and communications, consumer protection, taxation, content, copyright, trade secrets, trademarks, antitrust, defamation and other legal issues. In particular, legal concerns with respect to communication of confidential data have affected our financial services and health care customers due to newly enacted federal legislation. The growth of the industry and the proliferation of Internet-based messaging devices and services may prompt further legislative attention to our industry and thus invite more regulatory control of our business. The imposition of more stringent protections or new regulations and application of laws to our business could burden our company and those with which we do business. Any decreased generalized demand for our services or the loss of, or decrease, in business by a key partner due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could cause our financial condition or operating results to decline. Certain of our service offerings include operations subject to the Digital Millennium Copyright Act of 1998 and the European Union’s recent privacy directives. Our efforts to remain in compliance with DMCA and the EU privacy directives may not be sufficient. New legislation and case law may also affect our products and services and the manner in which we offer them, which could cause our revenues to decline.

      In addition, the applicability of laws and regulations directly applicable to the businesses of our customers, particularly customers in the fields of banking and health care, will continue to affect us. The security of information about our customers’ end-users continues to be an area where a variety of laws and regulations with respect to privacy and confidentiality are enacted. As our customers implement the protections and prohibitions with respect to the transmission of end user data, our customers will look to us to assist them in remaining in compliance with this evolving area of regulation. In particular the Gramm-Leach-Bliley Act contains restrictions with respect to the use and protection of banking records for end-users whose information may pass through our system and the Health Insurance Portability and Accountability Act contains provisions that require our customers to ensure the confidentiality of their customers’ health care information.

      Finally, the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, the Nasdaq Stock Market has adopted revisions to its requirements for listed companies. We are currently reviewing all of our accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to our relationships with our independent auditors, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and loan practices, and intend fully to comply with such laws. We expect these new rules and regulations to make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our various committees of the Board including, in particular, the audit committee. Given the significant turnover of the members of our board of directors and the fact that some members would not qualify as “independent” under the new SEC rules and the listing standards adopted by the Nasdaq Stock Market to which we are subject, it may be difficult for us to maintain sufficient independent directors to comply with these new rules and regulations. For instance, we currently do not have a sufficient number of independent directors to constitute a majority of the board or to serve on the audit committee of the board under listing standards that will apply later this year. If we fail to comply, our common stock may be delisted from the Nasdaq National Market. Please see the discussion below titled “We may not be able to maintain our listing on the Nasdaq National Market, and if we fail to do so, the price and liquidity of our common stock may decline.”

We may not be able to maintain our listing on the Nasdaq National Market, and if we fail to do so, the price and liquidity of our common stock may decline.

      The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having total assets of at least $50 million, (ii) having total revenue of $50 million, and (iii) maintaining a minimum closing bid price per share of $1.00. On December 23, 2002, The Nasdaq Stock Market Inc. issued us a letter that we were not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. Since that time, we have worked with The Nasdaq Stock Market in an effort to maintain our listing. On July 24, 2003, The Nasdaq Stock Market notified us that we had regained compliance with the requirements for continued listing. Nevertheless, we may not be able to comply with the quantitative or quantitative maintenance criteria or any of the Nasdaq National Market’s listing requirements or other rules, or other markets listing requirements to the extent our stock is listed elsewhere, in the future. For instance, if we were to issue a large number of shares of common stock, the price per share of the common stock could fall. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our stock price would likely further decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

      Our customers have, in the past, experienced some interruptions in our hosted messaging service. We believe that these interruptions will continue to occur from time to time. These interruptions may be due to hardware failures, unsolicited bulk e-mail, or “spam,” attacks and operating system failures or other causes beyond our control. Our ability to retain existing customers and attract new customers will suffer and our revenues will decline if we experience frequent or long system interruptions that result in the unavailability or reduced performance of systems or networks or reduce our ability to provide email services. We expect to experience occasional temporary capacity constraints due to unanticipated sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, our ability to retain existing customers and attract new customers could suffer dramatically and our revenues would decline.

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

      A fundamental requirement for online communications is the secure transmission of confidential information over public networks. Third parties may attempt to breach our security or that of our customers. If these attempts are successful, customers’ confidential information, including customers’ profiles, passwords, financial account information, credit card numbers or other personal information could be breached. We may be liable to our customers for any breach in security and a breach could harm our reputation. We rely on encryption technology licensed from third parties. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach. Failure to prevent security breaches may make it difficult to retain and attract customers and cause us to spend additional resources that could cause our operating results to decline.

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

Our reserves may be insufficient to cover receivables we are unable to collect.

      We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided them. For example, if economic conditions decline or if new or unanticipated government regulations are enacted which affect our customers, they may experience financial difficulties and be unable to pay their bills. In the past, we have experienced significant collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future. In particular, some of our customers are suffering from the general weakness in the economy and among technology companies in particular. Any reserves that we may establish to cover losses due to delays in their inability to pay may not be sufficient to cover our losses. If losses due to delays or inability to pay are greater than our reserves, our capital resources may not be sufficient to meet our operating needs and our business could suffer.

If we do not successfully address the risks inherent in the conduct of our international operations, our revenues and financial results could decline.

      We derived 62% of our revenues from international sales in 2003 and 54% of our revenues from international sales in 2002. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. In particular, in 2002 we purchased the remaining interests of our joint venture partners for our operations in Japan. We hope to expend revenues and plan to increase resources to grow our operations in the Asian market. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

The issuance of our Series E preferred stock to the General Atlantic Investors and the Cheung Kong Investors upon conversion of their convertible notes and the amendment of the terms of the Series D preferred stock will result in significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors, which may limit the ability of our other shareholders to influence significant corporate decisions either of which could delay or prevent a change of control or depress our stock price.

      If we obtain shareholder approval and convert the notes held by the General Atlantic Investors and the Cheung Kong Investors into Series E preferred stock and amend the terms of our Series D preferred stock, the General Atlantic Investors will beneficially own approximately 30% of our outstanding securities (which represents 21% of the voting power) and the Cheung Kong Investors will beneficially own approximately 26% of our outstanding securities (which represents 28% of the voting power). In addition, the General Atlantic Investors have the right, but not the obligation, to purchase 55% of the shares of Series E preferred stock not subscribed for by the holders of our common stock and the Cheung Kong Investors have the right, but not the obligation, to purchase 45% of the shares of Series E preferred stock not subscribed for by the holders of our common stock. Further, the General Atlantic Investors and the Cheung Kong Investors have the right to purchase shares of Series E preferred stock, if any, not purchased by the other. Accordingly, the percentage ownership of the General Atlantic Investors and the Cheung Kong Investors may increase as a result of the proposed rights offering. In addition, the holders of our Series D preferred stock, which is controlled by the General Atlantic Investors, are entitled to elect one director and, upon consummation of the transactions contemplated by the convertible note purchase and exchange agreement, the Cheung Kong Investors will have the right to elect one director. As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, will have the ability, acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could delay or prevent a change in control or depress our stock price.

The issuance of our Series E preferred stock to the General Atlantic Investors and the Cheung Kong Investors upon conversion of their convertible notes and the amendment of the terms of the Series D preferred stock will result in significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors, which may result in potential conflicts of interests, which could adversely affect the holders of our common stock, delay a change in control and depress our stock price.

      The significant equity ownership by each of the General Atlantic Investors and the Cheung Kong Investors could create conflicts of interest between these majority shareholders and our other shareholders and between the General Atlantic Investors and the Cheung Kong Investors. For example, the General Atlantic Investors and the Cheung Kong Investors can approve a change in control transaction in order to receive payment of their liquidation preference even if our other shareholders oppose the transaction, which could depress the price of our common stock. Alternatively, the General Atlantic Investors and the Cheung Kong Investors may prevent or delay a corporate transaction that is favored by our other shareholders. In addition, it is also possible that the risk that the General Atlantic Investors and the Cheung Kong Investors may disagree on approving a significant corporate transaction, for example a change in control transaction, which could depress our stock price, limit the number of potential investors willing to pursue such a transaction with us or limit the price that investors might be willing to pay for future shares of our common stock.

The conversion price for our 10% senior secured convertible notes and the subscription price determined for our proposed rights offering is not necessarily an indication of our value.

      The conversion price for our 10% senior secured convertible notes and the subscription price per share of the Series E preferred stock in the rights offering was the price proposed by the General Atlantic Investors and the Cheung Kong Investors in connection with our negotiation of the convertible note purchase and exchange agreement and was approved by the independent members of our board of directors (which excluded William E. McGlashan, Jr., our chief executive officer and a related party of one of our holders of Series D preferred stock, and Raul J. Fernandez and William E. Ford, each of whom is affiliated with General Atlantic) based on the recommendation of the strategic alternatives committee of the board of directors. The conversion price for our 10% senior secured convertible notes and the subscription price do not necessarily bear any relationship to the book value of our assets, past operations, cash flows, losses, financial condition or any other established criteria for value.

The use of our net operating losses could be limited if we undergo an ownership change upon exercise of the subscription rights.

      If the exercise of the subscription rights in the proposed rights offering causes us to undergo an “ownership change” for federal income tax purposes (i.e., an increase by more than 50% of the amount of stock held by one or more of our 5% shareholders during the past 3 years), our use of our pre-change net operating losses will generally be limited annually to the product of the long-term tax-exempt rate (currently 4.58%) and the value of our stock immediately before the ownership change. This could increase our federal income tax liability if we generate taxable income in the future.

Our stock price has demonstrated volatility and overall declines during recent quarters and continued volatility in the stock market may cause further fluctuations and/or decline in our stock price.

      The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the fourth quarter of 2003, the closing sale prices of our common stock on the Nasdaq National Market ranged from $1.26 on December 29, 2003 to $3.21 on October 31, 2003 and November 3, 2003. Our stock price may further decline or fluctuate in response to any number of factors and events, such as announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

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

      In addition, the General Atlantic Investors and the Cheung Kong Investors own a sufficient amount of our securities to be able to control the outcome of matters submitted to a vote of our shareholders, which could have the effect of discouraging or impeding an acquisition proposal.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The following table presents the hypothetical changes in fair value in our outstanding convertible subordinated notes and senior secured convertible note at December 31, 2003. The value of both instruments is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the traded fair market value of the notes (in thousands):

	Valuation of Borrowing Given				Valuation of Borrowing Given
	an Interest Rate Decrease				an Interest Rate Increase
	of X Basis Points			No Change	of X Basis Points
				in Interest
	150 BPS	100 BPS	50 BPS	Rate	50 BPS	100 BPS	150 BPS

5 3/4% convertible subordinated notes	$36,340	$36,165	$35,991	$35,819	$35,647	$35,476	$35,306
10% senior secured convertible notes	$10,239	$10,188	$10,138	$10,088	$10,038	$9,988	$9,939

      As of December 31, 2003, we had a $2.3 million balance outstanding against our variable rate line of credit with Silicon Valley Bank. An immediate 10% change in interest rate would not materially affect our results of operations.

      As of December 31, 2003, we held cash and cash equivalents of $19.0 million and no investments in marketable securities. See also Note 6 of Notes to Consolidated Financial Statements – Investments. Our long-term obligations consist of our $38.4 million five-year, 5 3/4% Convertible Subordinated Notes due April 2005, $10.0 million four-year, 10% Senior Subordinated Convertible Notes due November 2007 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

      A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty, however our exposure to foreign currency rate risk is primarily associated with fluctuations in the Euro, and, prior to March 1, 2002, the Italian Lira and Irish Punt. We realized a net gain on foreign exchange equal to $947,000 in 2001, and net losses of $817,000 and $440,000 in 2002 and 2003, respectively. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

      Information relating to quantitative and qualitative disclosure about market risk is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplemental Data

Financial Statements

      Reference is made to the Index of Consolidated Financial Statements that appears in Item 15(a)(i) of this report. The Report of Independent Auditors, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedule which are listed in the Index of Consolidated Financial Statements and which appear beginning on page 91 of this report are incorporated into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

      Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, and that our system of disclosure controls and procedures was operating at a level such that they could give reasonable assurance that the objectives of our system of disclosure controls and procedures were met, particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

      The executive officers, directors and other key employees of Critical Path and their ages as of March 12, 2004 are as follows:

Name	Age	Position

William E. McGlashan, Jr.	40	Chairman of the Board and Chief Executive Officer
James Clark	47	Executive Vice President and Chief Financial Officer
Paul Bartlett	43	Chief Operating Officer
Bernard Harguindeguy	45	General Manager, Identity Management
Patrick Tracy Currie	42	Executive Vice President, Services and General Manager of Hosted Operations
Michael J. Zukerman	44	Senior Vice President, General Counsel and Secretary
Menelaos (Michael) Serbinis	30	Chief Technology Officer
Barry Twohig	37	Senior Vice President, Engineering
Peter L.S. Currie(3)	47	Director
Ross Dove(1)(2)(3)	51	Director
William E. Ford(1)	42	Director
Frost R. R. Prioleau(2)(3)	43	Director
Steven R. Springsteel(1)	46	Director

(1)	Member of the Audit Committee of the Board of Directors.

(2)	Member of the Compensation Committee of the Board of Directors.

(3)	Member of the Nominating and Corporate Governance Committee.

      William E. McGlashan, Jr. has served as a director and our Chief Executive Officer since December of 2001 and as Chairman of the Board since June 2002. Mr. McGlashan joined us in April 2001 as our Interim President and Chief Operating Officer. He was appointed Interim Chief Executive Officer in August 2001. Mr. McGlashan also serves as the chief executive officer and founder of the Vectis Group LLC, an investment company which he founded in 2000. Prior to his tenure at Vectis, he was a venture partner at Whitney and Co., a venture capital firm, and was also the co-founder and president of Pharmanex, a phyto-pharmaceutical company from 1995 to 2000. He co-founded and served as chief executive officer of Generation Ventures, a firm funded by Whitney & Co., from 1993 to 1995 and also co-founded and served as president for TRADE, Inc. from 1991 to 1993. Prior to that, Mr. McGlashan was a senior associate at Bain Capital from 1990 to 1991. Mr. McGlashan currently serves as a director of Vectis Group LLC, Hard Dollar Corporation and two not-for-profit organizations, JustGive and the San Francisco Conservation Corps.

      James Clark has served as our Chief Financial Officer since February 2004. Prior to joining us, from January 2002 to October 2003, he was the chief financial officer at Diversified Healthcare Services, Inc., which was recently acquired by Fair Isaac Corporation. Before that, he was the chief financial officer at several software and services businesses, including StellarNet, Inc. from February 2001 to January 2002, Netopia, Inc. from November 1994 to February 2001 and Integral Systems, Inc from November 1985 to November 1994. He is a certified public accountant.

      Paul Bartlett has served as our Chief Operating Officer since November 2003. From February 2003 until November 2003, Mr. Bartlett served as our Chief Financial Officer and Executive Vice President, Corporate Development. In April 2002, he first joined Critical Path as Executive Vice President, Corporate Develop-

ment. From June 2001 to April 2002, Mr. Bartlett was an independent business consultant. From November 2000 to June 2001, Mr. Bartlett worked at Quintus Corporation from April 2000 to November 2000, serving as its chief executive officer and prior to that as its chief operating officer. In 2001, Quintis Corporation filed a petition under the Federal bankruptcy laws while Mr. Bartlett was serving as its chief executive officer. From October 1996 to March 2000, Mr. Bartlett was president and a director of Hall Kinion and Associates.

      Bernard Harguindeguy has served as our Executive Vice President and Chief Marketing Officer from January 2002 to May 2003, when he became Executive Vice President and General Manager of our Identity Management business. Before joining Critical Path, from June 2000 to January 2002, Mr. Harguindeguy was an independent consultant serving various technology companies. From December 1996 to September 1999, he served as chief executive officer of Worldtalk Communications Corporation.

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

      Michael J. Zukerman has served as our Senior Vice President, General Counsel and Secretary since June 2001. From July 1999 to June 2001, he was vice president of business development for Driveway Corporation, a provider of web-based file storage services. Prior to that, Mr. Zukerman was senior vice president of business development, general counsel and secretary at Sega.com, Inc., from October 1996 to June 1999. From 1989 to October 1996, Mr. Zukerman was vice president and general counsel at Netopia, Inc. Prior to that, Mr. Zukerman was an attorney with Brobeck, Phleger & Harrison LLP.

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

      Barry Twohig has served as our Senior Vice President, Engineering since October, 2002 and as Vice President, Messaging since November 2000, after joining us as a result of the acquisition of ISOCOR Corporation, where he held Director of Engineering and other engineering management positions, since February 1995. From August 1988 to January 1995, Mr. Twohig served in various roles at Retix Corporation.

      Peter L. S. Currie has served as a director since January 2004. Since January 2002, Mr. Currie has been a General Partner at General Atlantic Partners LLC (“GAP LLC”), a worldwide private equity firm, where he focuses on the Enterprise Software sector. May 1999 to December 2001, Mr. Currie was a partner and co-founder of The Barksdale group, an early stage venture capital firm. Before that, he was Executive Vice President and Chief Administrative Officer of Netscape Communications from April 1995 until May 1999, following the sale of the company to AOL. From April 1989 to March 1995, Mr. Currie held various management positions at McCaw Cellular Communications (predecessor company to AT&T Wireless) including Executive Vice President and Chief Financial Officer, and Executive Vice President-Corporate Development.

      Ross Dove has served as a director since April 2003. Since 1980, Mr. Dove has served as chairman and chief executive officer of DoveBid, Inc.

      William E. Ford has served as a director since December 2001. Mr. Ford is an employee of General Atlantic Service Corporation and is a managing member of GAP LLC, a private equity firm that invests in information technology, process outsourcing and communications businesses on a global basis, and has been with GAP LLC (or its predecessor) since July 1991. Mr. Ford is also a director of Computershare Limited, a leading provider of financial market services and technology to the global securities industry, and several private information technology companies in which entities affiliated with GAP LLC are investors. Mr. Ford received a BA in Economics from Amherst College and an MBA from the Stanford Graduate School of Business. Mr. Ford is a trustee of Amherst College and The Common Ground Community. Mr. Ford is also a director of United Hospital Fund, NYC2012, Echoing Green and Spence School. Mr. Ford previously served as a trustee of the Lown Cardiovascular Research Foundation and The Friends of Family Academy in Manhattan.

      Frost R. R. Prioleau has served as director since February 2004. From September 2003 to the present, he has served as the managing partner of Blue Bridge Capital. Since January 2004, Mr. Prioleau has served as the Chief Executive Officer of Nova Media GP, LLC. From December 2000 to August 2002, Mr. Prioleau served as the President of Intraware, Inc., an internet software/services company. From May 2000 to December 2000, Mr. Prioleau served as the Executive Vice President of eServices of Intraware, Inc. From 1989 to 1998, Mr. Prioleau served as the President and Chief Executive Officer of Plynetics Express Corporation, a company that provides rapid-response prototyping and manufacturing services. From 1984 to 1989, Mr. Prioleau served as National Sales Manager of Precision Founders, Inc., a manufacturer of investment castings to aerospace, nuclear and medical companies.

      Steven R. Springsteel has served as director since April 2003. Mr. Springsteel has been senior vice president of finance and administration and chief financial officer of Verity, Inc., a provider of enterprise software, since January 2003. From November 2001 to January 2003, Mr. Springsteel was chief operating officer and chief financial officer of Sagent Technology, Inc., an enterprise business intelligence software company. He remains a director of Sagent Technology, Inc. Prior to joining Sagent Technology, Inc., he was chief operating officer and chief financial officer of NOCpulse, a provide of operation support system technology from 2000 to 2001. From 1996 to 2000, Mr. Springsteel served as executive vice president and chief financial officer of Chordiant Software.

Communications with the Board of Directors

      The Board of Directors believes it is in the best interest of the company and our shareholders to maintain a policy of open communication between our shareholders and the Board. Accordingly, the Board of Directors has adopted the following procedures for shareholders who wish to communicate with the Board. Shareholders who wish to communicate with the Board of Directors or with specified directors should do so by sending any communication to the Board of Directors, c/o Investor Relations, Critical Path, Inc., 350 The Embarcadero, San Francisco, California 94105, or by sending an email to ir@criticalpath.net.

      Any such communication must state the number of shares beneficially owned by the shareholder making the communication. The Investor Relations department will forward such communication to the full Board or to any individual director or directors to whom the communication is directed. However, if the communication is unduly hostile, threatening, illegal or similarly inappropriate, the Investors Relations department (after consultation with our legal department, if appropriate) may discard the communication or take appropriate legal action regarding the communication.

Board Independence

      The board of directors has determined in accordance with The Nasdaq Stock Market listing standards that the following directors are independent: Ross Dove, Frost R.R. Prioleau and Steven R. Springsteel. The independent directors currently do not constitute a majority of our board of directors.

Audit Committee

      We have an audit committee that is comprised of William E. Ford, Ross Dove and Steven R. Springsteel. Messrs. Dove and Springsteel are “independent directors” as determined in accordance with The Nasdaq Stock Market listing standards. In compliance with Rule 4350A(d)(2)(B) of the Nasdaq Stock Market’s listing standards, our Board of Directors previously determined that Mr. Ford’s service on the Audit Committee is in the best interests of the company and our shareholders because of the extent of his knowledge and experience in financial matters. Mr. Ford will be ineligible to serve on the Audit Committee beginning on the date of our annual meeting of shareholders or October 31, 2004, whichever comes first.

      The primary functions of the audit committee are as follows:

•	Reviewing our financial results

•	Appointing, compensating and overseeing the work of our independent auditors

•	Reviewing the results of audits performed by our independent auditors

•	Reviewing the effectiveness of our accounting policies, financial reporting and internal controls

•	Reviewing the scope of independent audit coverages and the fees charged by the independent auditors

The charter for the audit committee is available on our website at www.criticalpath.net. All of the members of the Audit Committee are financially literate. Our board of directors has determined that Steven R. Springsteel is an “audit committee financial expert” within the applicable definition of the Securities and Exchange Commission (the “SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. To our knowledge, we believe that during the fiscal year ended December 31, 2003, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following late filings: Jeffrey Webber, a former director, failed to file a Form 4 to report the transfer of an option to buy common stock which took place on February 12, 2003. In making this statement, we have relied upon the written representations of our directors and officers.

Item 11.	Executive Compensation

      The following table summarizes all compensation earned by or paid to the Named Executive Officers for services rendered in all capacities to Critical Path during the fiscal years ended December 31, 2003, 2002, and 2001.

Summary Compensation Table for Last Three Fiscal Years

					Long-Term
	Annual Compensation				Compensation
					Awards
				Securities
				Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Options(2)	Compensation ($)

William E. McGlashan Jr.(3)	2003	392,500	—	625,000	—
Chairman of the Board	2002	437,637	—	250,000	—
of Directors and Chief	2001	189,000	500,000	1,003,250	—
Executive Officer
Patrick Tracy Currie	2003	287,517	—	37,500	317,428 (4)
General Manager,	2002	—	—	—	—
Hosted Operations and	2001	—	—	—	—
Executive Vice President, Services

					Long-Term
	Annual Compensation				Compensation
					Awards
				Securities
				Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Options(2)	Compensation ($)

Robert (Al) Shipp	2003	218,750	—	—	262,500	(5)
Former President	2002	11,963	—	—	—
	2001	—	—	—	—
Barry Twohig	2003	221,042	—	112,500	—
Senior Vice President,	2002	157,716	—	—	—
Engineering	2001	152,759	—	—	—
Paul Bartlett(6)	2003	261,667	—	437,500	8,907	(6)
Chief Operating Officer	2002	219,319	—	—	—
	2001	—	—	—	—
Bernard Harguindeguy	2003	113,637	—	—	468,790	(7)(8)
General Manager,	2002	283,801	100,000	375,000	13,673	(8)
Identity Management	2001	—	—	—	—

(1)	We did not pay any discretionary bonuses to our officers in 2003. In connection with certain employment agreements and commission plans, we paid commissions in fiscal 2003 as noted herein.

(2)	The number of shares in this column have been adjusted to reflect the reverse stock split effected on August 1, 2003.

(3)	Mr. McGlashan joined us in April 2001 as interim Chief Operating Officer and President. In August 2001, Mr. McGlashan accepted the position of interim Chief Executive Officer and entered into a direct employment agreement with us.

(4)	In 2003, we paid consulting fees of $317,428 to CTD, LLC, an affiliate of Mr. Currie, for services rendered.

(5)	In connection with his separation from Critical Path in December 2003, Mr. Shipp received a lump sum separation payment of $262,500.

(6)	Mr. Bartlett joined us in April 2002 as Executive Vice President, Corporate Development, and was appointed to the additional role of Chief Financial Officer in February 2003. In November 2003, Mr. Bartlett transitioned to his current role as Chief Operating Officer and relocated to Dublin, Ireland. In connection with his relocation to Ireland he was reimbursed for $8,907 in taxable relocation expenses.

(7)	Mr. Harguindeguy earned $155,563 in commissions paid in 2003. Mr. Harguindeguy also received a one-time payment of $300,000 in connection with a substantial modification of his title, duties and responsibilities at Critical Path.

(8)	Mr. Harguindeguy received $13,227 and $13,673 for use of a corporate car during 2003 and 2002, respectively.

Stock Options

      The following table provides summary information concerning option grants to the Named Executive Officers during 2003 and the potential realizable value of the options held by each Named Executive Officer at the end of fiscal year 2003.

Option Grants in Fiscal Year 2003

					Aggregate Potential
	Individual Grants				Realized Value at
					Assumed Annual
	Number of	Percentage			Rates of Stock Price
	Securities	of Total	Exercise		Appreciation for
	Underlying	Options	of Base		Option Term
	Options	Granted to	Price		(4)(5)(6)
	Granted	Employees in	($/Share)	Expiration
Name	(#)(1)(2)	2003(3)	(4)(5)	Date	5%($)	10%($)

William E. McGlashan, Jr.	625,000 (5)	18.16%	3.12	04/24/2013	$3,176,345	$5,057,798
Patrick Tracy Currie	37,500 (6)	1.09%	3.12	04/24/2013	$190,581	$303,468
Robert (Al) Shipp	—	—	—	—	—	—
Barry Twohig	112,500	3.27%	3.12	04/24/2013	$571,742	$910,404
Paul Bartlett	187,500	7.27%	3.28	01/15/2013	$1,270,538	$2,023,119
	250,000	5.45%	3.12	04/24/2013	$1,001,770	$1,595,152
Bernard Harguindeguy	—	—	—	—	—	—

(1)	Except where otherwise noted in the footnote below, these stock options have a ten-year term, vesting ratably on a monthly basis, and become fully vested on the fourth anniversary of the vesting start date.

(2)	The number of shares in this column have been adjusted to reflect the reverse stock split effected on August 1, 2003.

(3)	Based on options to purchase an aggregate of 3,441,125 shares of common stock granted during fiscal 2003 (adjusted to reflect the reverse stock split effected on August 1, 2003) and vesting over various periods of time based on continued employment and other performance metrics.

(4)	The exercise price is equal to fair market value that is the closing price of our common stock on the Nasdaq National Market on the date prior to the date of grant.

(5)	The exercise prices reflected or utilized for the calculation in this column have been adjusted to reflect the reverse stock split effected on August 1, 2003.

(6)	The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent Critical Path’s estimate or projection of the future common stock price. There can be no assurance that any of the values reflected in the table will be achieved. Actual gains, if any, on stock option exercises will depend on future performance of our common stock, the officer’s continued employment through applicable vesting periods and the date on which the options are exercised.

FISCAL YEAR END OPTION VALUES

      The following table provides summary information concerning stock options held as of December 31, 2003 by each of the Named Executive Officers. None of the Named Executive Officers exercised options in 2003.

Aggregated Option Exercises in Last Fiscal Year And Fiscal

Year-End Option Values(1)

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at Fiscal		In-the-Money
	Shares	Value	Year-End(#)		Options($)(3)
	Acquired on	Realized
Name	Exercise(#)	($)(2)	Exercisable	Unexercisable	Exercisable	Unexercisable

William E. McGlashan, Jr.	—	—	522,999	855,251	—	—
Patrick Tracy Currie	—	—	78,645	158,855	—	—
Robert (Al) Shipp	—	—	145,831	354,169	—	—
Barry Twohig	—	—	79,548	110,563	—	—
Paul Bartlett	—	—	158,850	466,149	—	—
Bernard Harguindeguy	—	—	212,239	162,761	—	—

(1)	The number of shares and the exercise prices of the options in this table have been adjusted to reflect the reverse stock split effected on August 1, 2003.

(2)	The value realized is calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at the time of exercise. For purposes of this table, fair market value is deemed to be $1.33 per share, the closing price of the common stock as reported on the Nasdaq National Market on December 31, 2003. Calculations that result in a negative value are reflected as no value realized in the above table.

(3)	The value of unexercised in-the-money options at fiscal year-end is based on a price per share of $1.33, the closing price quoted on the Nasdaq National Market on December 31, 2003, minus the exercise price.

Compensation of Directors

      We reimburse each member of our Board of Directors for out-of-pocket expenses incurred in connection with attending Board meetings. Commencing with the appointment of a new chairman of the Audit Committee in April 2003, we pay $2,000 to the chairman for each Audit Committee meeting the chairman attends. No member of our Board of Directors receives any additional cash compensation for services rendered as a director. It has been the Board’s practice to grant non-employee directors a one time option to purchase 75,000 shares of our common stock at the time of joining the Board vesting over a four year period. However, where warranted and deemed to be in the best interests of the company, we may grant additional options to directors at the time of joining the Board, or from time to time thereafter in connection with committee service or otherwise.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

      In August 2001, William E. McGlashan, Jr. entered into an employment agreement with us under which he was appointed interim Chief Executive Officer. In January 2002 the agreement was amended and restated in its entirety in connection with Mr. McGlashan’s appointment as Chief Executive Officer. The employment agreement provides Mr. McGlashan, as our Chief Executive Officer, with an annual base salary of $450,000 per year. As an inducement to enter into this agreement, Mr. McGlashan received a bonus of $500,000 and a loan commitment in the amount of up to $4.0 million for the purchase of a principal residence. However, in May 2002, the Compensation Committee of the Board and Mr. McGlashan agreed to amend the employment agreement in order to reduce the amount of the loan commitment to $1.5 million, which has not been funded and is discussed further below. Mr. McGlashan is also eligible to receive an annual cash bonus of up to 200% of his base salary to be paid at the end of each fiscal year beginning with the fiscal year ending December 31, 2002. Mr. McGlashan did not receive any cash bonus for his services during the fiscal year ended December 31, 2003. In September 2003, we amended Mr. McGlashan’s employment agreement to reduce his base salary to $300,000 until such time as Critical Path meets specified performance targets. For the purposes of the bonus tied to Mr. McGlashan’s base salary described above and the change in control severance payment described below, will continue to be considered unchanged.

      In August 2001, Mr. McGlashan received an option to purchase 375,000 shares of our common stock at an exercise price of $1.60 per share, which was fair market value at the time of grant. The option vested one-third upon grant, one-third one year from grant and one-third on December 31, 2004 or upon the earlier achievement of positive EBITDA prior to June 30, 2002. In November 2001, Mr. McGlashan was granted an option to purchase 203,250 shares at an exercise price of $4.52 per share, which was fair market value at the time of grant, on the same terms and conditions and in the same pro rata proportions to the vesting schedule above. In December 2001, Mr. McGlashan was granted an option to purchase 425,000 shares at an exercise price of $10.24 per share, which was fair market value at the time of grant, vesting in equal monthly installments over a three-year period. In May 2002, in connection with the reduction of the loan commitment, Mr. McGlashan was also granted an option to purchase 250,000 shares of our common stock, at an exercise price of $6.96, which was fair market value at the time of grant. The option was immediately exercisable subject to our lapsing right of repurchase over a three year period. Mr. McGlashan exercised his right to early exercise and purchase the shares through a promissory note and stock pledge agreement in May 2002. As such, we now hold a promissory note in the amount of $1,740,000 secured by the shares of common stock. In April 2003, Mr. McGlashan was granted an option to purchase 625,000 shares at an exercise price of $3.12 per share, which was the fair market value on the date of grant. The terms of each of the above-referenced and summarized loans are also discussed in the section of this Form 10-K entitled “Item 13. Certain Relationships and Related Party Transactions – Loans to Officers.”

      Following a change in control of Critical Path, all of Mr. McGlashan’s unvested options to purchase shares of our common stock will become vested in certain circumstances. In addition, in the event Mr. McGlashan’s employment is terminated for any reason other than for cause or if he resigns as a result of constructive termination, we will pay Mr. McGlashan a lump sum payment equal to the sum of twelve months of salary and 50% of his prior year’s bonus. Mr. McGlashan will also be entitled to receive employee benefits, including health care coverage, for a period of twelve months following his termination and any unvested stock options will vest as to the amount that would have vested had Mr. McGlashan continued to work for us for an additional twelve months.

      In April 2002, we entered into an employment agreement with Paul Bartlett, pursuant to which Mr. Bartlett became employed as our Executive Vice President, Business Development at a base salary of $250,000 per year. In May 2002, Mr. Bartlett was granted an option to purchase 187,500 shares of our common stock at an exercise price of $6.96, which was the fair market value at the time of grant. In February 2003, Mr. Bartlett became our Chief Financial Officer and Executive Vice President, Corporate Development and was granted an option to purchase an additional 187,500 shares of our common stock at an exercise price of $3.28 per share, which was the fair market value at the time of grant. In April 2003, Mr. Bartlett was granted an additional option to purchase 250,000 shares of common stock at an exercise price of $3.12 per share, which was the fair market value on the date of grant. In August 2003, we amended Mr. Bartlett’s employment agreement, added the position of Chief Operating Officer, and relocated him to Dublin, Ireland. His base salary was also reduced to $200,000, except for the purposes of the change in control severance arrangement described below, and we agreed to reimburse him for certain relocation expenses. In addition, such amendment provides that if Mr. Bartlett’s employment is terminated for any reason other than for cause, he will be entitled to salary continuation for nine months following his termination unless he receives other employment at a specified salary. In November 2003, we further amended our arrangement with Mr. Bartlett to provide for his separation from the company no later than June 2004 and with Mr. Bartlett serving only as Chief Operating Officer on a transitional basis until his separation. We also agreed to accelerate the vesting of certain options upon his termination.

      In January 2002, we entered into an employment agreement with Bernard Harguindeguy, pursuant to which Mr. Harguindeguy became employed as our Executive Vice President, Chief Marketing Officer at a base salary of $300,000 per year. Mr. Harguindeguy is eligible to receive an annual cash bonus of up to $300,000 upon the satisfaction of certain performance criteria. As an inducement to enter into this agreement, Mr. Harguindeguy received a bonus of $100,000. In the event Mr. Harguindeguy’s employment is terminated by us for any reason other than for cause, we will pay to Mr. Harguindeguy a lump sum payment equal to $300,000. We have also granted Mr. Harguindeguy options to purchase shares of our common stock, which options vest over time. Following a change of control of Critical Path, all of Mr. Harguindeguy’s options will become vested in certain circumstances.

      In May 2003 and in connection with a substantial modification of Mr. Harguindeguy’s title, duties and responsibilities at the Company he was paid $300,000 and transitioned to a 100% commission-based compensation plan as Executive Vice President, General Manager of Identity Management. In October 2003, we also agreed to pay Mr. Harguindeguy a bonus upon attaining specified targets in connection with the possible future sale of one of our business units. No amounts have been paid under this agreement.

      In August 2003, we entered into an Amendment to Employment Agreement and Release of claims with Robert A. Shipp in connection with the modification of his duties and responsibilities. Pursuant to the Amendment, we agreed to pay Mr. Shipp a lump sum $262,500 plus commissions for Mr. Shipp’s participation in closing transactions with specified customers in consideration of terminating Mr. Shipp’s salary and bonus eligibility and a release of any actual or potential claims by Mr. Shipp in connection with his employment with us. Under this amendment, we have paid Mr. Shipp $262,500 in severance payments and no commissions. Mr. Shipp’s employment with Critical Path ended in December 2003.

      During 2003, we entered into change of control severance agreements with certain of our key employees. These agreements provide that so long as the employee signs and does not revoke a standard release of claims with us, the employee is entitled to certain severance payments if the employee is involuntarily terminated (as defined in the agreement) within twenty-four months following a change of control (as defined in the agreement) of Critical Path or within three months on or before a change of control. Assuming the conditions under the agreements that trigger payment obligations are met, the aggregate payment under these agreements is currently estimated to be between $3.5 million and $5.0 million.

      All the employment and loan agreements summarized above are as more fully-described in the agreements themselves, filed as Exhibits to this Annual Report on Form 10-K, for the fiscal year ended December 31, 2003.

      In connection with his employment with the Company, Mr. McGlashan received a loan from the Company. Please see “Item 13. Certain Relationships and Related Party Transactions – Loans to Officers” for a description of this loan.

      For payments made to Mr. Shipp in connection with his termination, please see “Item 13. Certain Relationships and Related Party Transactions – Severance Agreements.”

Compensation Committee Interlocks and Insider Participation

      During fiscal year 2003, Raul Fernandez, William Ford, William C. Gorog and Ross Dove, all non-employee directors of the company, served at various times on the board of directors’ Compensation Committee. During fiscal year 2003, no member of our Board of Directors or Compensation Committee served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding beneficial ownership of common stock as of March 1, 2004 by:

•	Each person or entity known to Critical Path to own beneficially more than 5% of Critical Path’s common stock;

•	Each of Critical Path’s directors;

•	Our Chief Executive Officer as of December 31, 2003, each of our four other most highly compensated executive officers whose total salary and bonus exceeded $100,000 during the year ended December 31, 2003, and two former executive officers whose total salary and bonus exceeded $100,000 during the year ended December 31, 2003, one of whom, Robert (Al) Shipp, is no longer employed with us (collectively, the “Named Executive Officers”); and

•	All executive officers and directors as a group.

BENEFICIAL OWNERSHIP TABLE

	Amount and Nature of Beneficial Ownership

		Shares of	Right to Acquire
	Shares of	Series D	Ownership of					Common and
	Common	Preferred	Common Stock					Series D
	Stock	Stock	Within 60 Days		Total of		Series D	Preferred
Name and Address of	Beneficially	Beneficially	of March 1,		Common	Common	Preferred	Stock (As
Beneficial Owner(1)	Owned	Owned	2004		Stock	Stock(2)	Stock(2)	Converted)(2)

5% SHAREHOLDERS
Entities affiliated with General Atlantic Partners, LLC(3) 3 Pickwick Plaza Greenwich, CT	—	2,545,455	10,523,656		10,523,656	2.9	60.8	27.7
Scott Smith and affiliated entities(4) c/o Camelot Management Corp. 3 Pickwick Plaza Greenwich, CT	1,071,888	—	—		1,071,888	5.1	—	2.9
Peter Kellner and affiliated entities(5) c/o Richmond I, LLC 10563 Brunswick Road, Suite 7 Grass Valley, CA 95945	1,330,084	—	—		1,330,084	6.3	—	3.6
Cheung Kong (Holdings) Limited and affiliated 8th Floor, Cheung Kong Center 2 Queen’s Road Central Hong Kong(6)	—	872,727	3,393,823		3,393,823	—	20.8	9.1
Vectis Group, LLC and affiliated entities(7) c/o BPM 600 California Street, Suite 1300 San Francisco, CA 94180	—	581,818	2,378,799		2,378,799	*	13.9	6.3
DIRECTORS AND NAMED EXECUTIVE OFFICERS
William E. McGlashan, Jr.	280,288 (8)	581,818	3,146,936	(9)	3,427,224	5.3	13.9	8.9
Paul Bartlett	—	—	210,933	(10)	210,933	1.0	—	*
Patrick Currie	—	—	96,354	(11)	96,354	*	—	*
Barry Twohig	1,001	—	77,611	(12)	78,612	*	—	*
Bernard Harguindeguy	—	—	238,281	(13)	238,281	1.1	—	*
Robert Shipp	—	—	151,747	(14)	151,747	*	—	*

	Amount and Nature of Beneficial Ownership

		Shares of	Right to Acquire
	Shares of	Series D	Ownership of					Common and
	Common	Preferred	Common Stock					Series D
	Stock	Stock	Within 60 Days		Total of		Series D	Preferred
Name and Address of	Beneficially	Beneficially	of March 1,		Common	Common	Preferred	Stock (As
Beneficial Owner(1)	Owned	Owned	2004		Stock	Stock(2)	Stock(2)	Converted)(2)

Peter Currie	—	—	4,687	(15)	4,687	*	—	*
Ross Dove	—	—	18,750	(16)	18,750	*	—	*
William E. Ford	—	2,545,455	10,593,968	(17)	10,593,968	3.2	60.8	27.8
Frost R.R. Prioleau	—	—	3,125	(18)	3,125	*	—	*
Steven R. Springsteel	—	—	18,750	(19)	18,750	*	—	*
All Named Executive Officers and current directors, nominees and executive officers as a group (13 persons)(20)	283,001	3,127,273	14,832,692		15,115,693	12.4	74.7	37.7

*	Amount represents less than 1% of the indicated class or classes of stock.

(1)	Unless otherwise indicated, the address for each of the executive officers and directors above is c/o Critical Path, Inc., 350 The Embarcadero, San Francisco, California 94105-1204.

(2)	Applicable percentage ownership of common stock is based on 21,171,399 shares of common stock issued and outstanding as of March 1, 2004 including 110,209 shares of common stock issuable upon exchange of Exchangeable Shares of Class A Non-Voting Preferred Shares of Critical Path Messaging Co., an unlimited liability company existing under the laws of the Province of Nova Scotia and a wholly-owned subsidiary of the Company. Each Exchangeable Share is exchangeable for one Common Share. Applicable percentage ownership of Series D preferred stock is based on 4,188,587 shares of Series D preferred stock issued and outstanding on March 1, 2004. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of March 1, 2004 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.

(3)	According to a Schedule 13D, dated as of December 21, 2001, filed jointly by General Atlantic Partners, LLC (GAP), General Atlantic Partners 74, L.P. (GAP 74), GapStar, LLC (GapStar) and GAP Coinvestment Partners II, L.P. (GAPCO and, collectively with GAP, GAP 74 and GapStar, the Reporting Persons), the Reporting Persons own no shares of the Company’s common stock. The Reporting Persons report collective beneficial ownership as to 2,545,455 shares of the Company’s Series D preferred stock, which were initially convertible into 8,333,333 shares of common stock, and warrants to purchase 625,000 shares of common stock that are exercisable within 60 days of March 1, 2004. GAP is the general partner of GAP 74 and the sole member of GapStar. The managing members of GAP (other than Klaus Esser) are also the general partners of GAPCO. GAP and the managing members of GAP report shared voting and dispositive power of the 2,545,455 shares of Series D preferred stock and the warrants to purchase 625,000 shares of common stock held by the Reporting Persons. GAP 74 owns 2,091,218 shares of Series D preferred stock or 6,846,249 shares of common stock on an as converted basis and owns warrants to purchase 513,468 shares of common stock. GapStar owns 159,091 shares of Series D preferred stock or 520,833 shares of common stock on an as converted basis and owns warrants to purchase 39,063 shares of common stock. GAPCO owns 295,146 shares of Series D preferred stock or 966,251 shares of common stock on an as converted basis and warrants to purchase 72,469 shares of common stock. The number of shares of common stock into which the Series D preferred stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D. The number of shares of common stock as reflected in the table does include such accretion of dividends. The number of shares in this footnote have been adjusted to reflect the stock split effected on August 1, 2003.

(4)	Scott Smith filed a Schedule 13G/ A, dated as of February 11, 2003, with the SEC on behalf of himself and related parties described herein. According to the Schedule 13G/ A, shares are held for the account of Camelot Management Corporation, Camelot Offshore Fund Limited and Scott Smith. Scott Smith is an officer of Camelot Management Corporation and a director of Camelot Offshore Fund Limited. Scott Smith reported beneficial ownership of 1,071,888 shares of common stock as of December 31, 2002. The shares held consist of 268,325 shares of common stock held for the account of Camelot Management Corporation, 268,325 shares of common stock held for the account of Camelot Offshore Fund Limited and 1,071,888 shares of common stock held for the account of Scott Smith. The reporting person reported shared voting power over 1,071,888 shares and shared dispositive power over 1,071,888 shares. The number of shares in this footnote have been adjusted to reflect the stock split effected on August 1, 2003.

(5)	Peter Kellner filed a Schedule 13D, dated as of February 4, 2004, with the SEC on behalf of himself and related parties described herein. According to the Schedule 13D, shares are held for the account of Richmond I, LLC and Peter Kellner. Peter Kellner has voting and dispositive voting power over Richmond I, LLC. Peter Kellner reported beneficial ownership of 1,330,084 shares of common stock (adjusted to include 57,825 options exercisable within 60 days of February 2, 2004). The shares held consist of 696,056 shares of common stock held for the account of Richmond I, LLC and 1,330,084 shares of common stock held for the account of Peter Kellner. The reporting person reported shared voting power over 1,330,084 shares and shared dispositive power over 1,330,084 shares.

(6)	According to a Schedule 13D/ A, dated as of December 1, 2003, filed by jointly by Cheung Kong (Holdings) Limited (Cheung Kong), Campina Enterprises Limited, an indirect wholly owned subsidiary of Cheung Kong (Campina), Hutchison Whampoa Limited (HWL), an entity in which Cheung Kong holds a 49.97% interest, Cenwell Limited, an indirect wholly owned subsidiary of HWL (Cenwell), CK Life Sciences Int’l., (Holdings) Inc. (CK Life), an entity in which Cheung Kong holds a 44.0% interest, and Great Affluent Limited (GAL), an indirect wholly owned subsidiary of CK Life, Campina and Cenwell hold 436,363 and 436,364 shares of our Series D preferred stock, respectively, collectively convertible into 3,317,782 shares of our common stock. Cheung Kong and Campina report shared voting and dispositive power as to the shares held by Campina. Cheung Kong, HWL and Cenwell reported shared voting and dispositive power as to the shares held by Cenwell. Cheung Kong disclaims beneficial ownership of the 3,317,782 shares of common stock beneficially owned by Cenwell and Campina. The number of shares of common stock into which the Series D preferred stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D/ A. The number of shares as reflected in the table does include such accretion of dividends.

(7)	Vectis Group LLC, a Delaware limited liability company (Vectis), filed a Schedule 13D, dated as of August 8, 2003, with the SEC on behalf of itself and related parties. According to the Schedule 13D, shares are held for the account of Vectis, the reporting person. William E. McGlashan, Jr. and Matthew Hobart are the managing members of Vectis. The shares held consist of (i) 2,064,780 shares of common stock issuable upon the conversion of shares of Series D preferred stock, including the accretion of dividends, and (ii) 116,250 shares of common stock issuable subject to warrants currently exercisable in full. The shares exclude shares held individually by the principals of Vectis and shares beneficially owned by the principals of Vectis subject to options exercisable within 60 days of March 1, 2004. The number of shares of common stock into which the Series D preferred stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D. The number of shares as reflected in the table does include such accretion of dividends.

(8)	Includes (i) 250,000 shares of common stock purchased by Mr. McGlashan through an early option exercise pursuant to a promissory note and stock pledge agreement with us, and subject to a lapsing right of repurchase by us, (ii) 20,000 shares of common stock purchased by Mr. McGlashan’s spouse and (iii) 10,288 shares purchased under our employee stock purchase plan.

(9)	Includes (i) 768,137 shares subject to options exercisable within 60 days of March 1, 2004, (ii) 116,250 shares subject to warrants to purchase shares of common stock held by Vectis and exercisable within 60 days of March 1, 2004 and (iii) 2,262,549 shares of common stock issuable upon the conversion of shares of Series D preferred stock. See footnote 7 above. Mr. McGlashan disclaims beneficial ownership of the securities held by Vectis and its affiliates within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. The shares exclude all shares subject to options issued to other Vectis principals as part of their individual employment agreements with Critical Path and all shares individually owned by other Vectis principals.

(10)	Consists of 210,933 shares subject to options exercisable within 60 days of March 1, 2004.

(11)	Consists of 96,354 shares subject to options exercisable within 60 days of March 1, 2004.

(12)	Consists of 77,611 shares subject to options exercisable within 60 days of March 1, 2004.

(13)	Consists of 283,281 shares subject to options exercisable within 60 days of March 1, 2004.

(14)	Consists of 151,747 shares subject to options exercisable within 60 days of March 1, 2004.

(15)	Consists of 4,687 shares subject to options exercisable within 60 days of March 1, 2004.

(16)	Consists of 18,750 shares subject to options exercisable within 60 days of March 1, 2004.

(17)	Includes 10,523,656 shares issuable upon the conversion of the Series D preferred stock and exercise of warrants to purchase shares of common stock. See footnote (3) above. Mr. Ford disclaims beneficial ownership of the securities described in footnote (3) above except to the extent of his pecuniary interest therein. Also includes 70,312 shares subject to options exercisable within 60 days of March 1, 2004.

(18)	Consists of 3,125 shares subject to options exercisable within 60 days of March 1, 2004.

(19)	Consists of 18,750 shares subject to options exercisable within 60 days of March 1, 2004.

(20)	Includes shares beneficially owned by the directors and executive officers as a group consisting of the named executive officers and Messrs. Zukerman and Serbinis. Includes and aggregate of 1,712 shares of common stock beneficially owned and 271,550 shares subject to options exercisable within 60 days of March 1, 2004 held by Messrs. Zukerman and Serbinis.

Equity Compensation Plan Information

      The following table sets forth certain information as to our equity compensation plans for fiscal 2003 as of December 31, 2003. The number of shares to be issued and remaining for issuance under our equity compensation plans and the exercise price of outstanding options have been adjusted to reflect the reverse stock split effected August 1, 2003.

			Number of Securities
			Remaining Available for
		Weighted-Average	Future Issuance under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by the shareholders	8,326,836 (1)	$23.54	1,815,712 (2)
Equity compensation plans not approved by the shareholders	6,534,972 (3)	$26,76	2,111,734
Total	14,861,808	$24.96	3,927,446 (4)

(1)	Includes the 1998 Stock Option Plan.

(2)	The number of shares reserved for issuance under the 1998 Stock Option Plan (the “1998 Plan”) is subject to an annual increase in the number of shares equal to 2% of the outstanding shares of common stock on January 1 of such year. The aggregate number of shares of common stock which may be issued under the 1998 Plan shall at all times be subject to adjustment as a result of stock splits, dividends payable in shares, combinations or consolidations of outstanding stock, recapitalizations, mergers or reorganizations.

(3)	Includes the 1999 Nonstatutory Stock Option Plan. For a description of the material features of this plan, please see Note 16 – Shareholders’ Equity (Deficit) to the Company’s Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K . Also includes shares of common stock to be issued (subject to vesting) upon the exercise of outstanding options we assumed in connection with our acquisitions of other companies. Also includes an aggregate of 1,840,850 shares reserved for issuance pursuant to the exercise of outstanding warrants.

(4)	Includes 274,539 shares of common stock available for future issuance under our employee stock purchase plan (“ESPP”). The number of shares reserved for issuance under the ESPP is subject to an annual increase on January 1 of each year by an amount equal to 1% of our issued and outstanding common stock on such date, not to exceed 1,000,000 additional shares each year.

Item 13.	Certain Relationships and Related Party Transactions.

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

      In connection with his employment agreement, in October 2001, we made a loan and held a note receivable from Pierre Van Beneden, our former President, totaling $350,000. Mr. Van Beneden’s loan was interest free for the first year and was forgiven in monthly installments over the first year of Van Beneden’s employment, resulting in a compensation charge to operating expense ratably over the first twelve months of his employment. As of October 8, 2002, the one-year anniversary of his employment with us, the note had been fully forgiven. In November 2002, Pierre Van Beneden terminated his employment as President, but continued through January 2003 as a consultant. In connection with a separation agreement and release, Mr. Van Beneden agreed to provide consulting services to us on a commissioned basis and we agreed to provide the benefits to which he was entitled under his employment agreement. Such employment agreement benefits, which were paid in January 2003 upon the completion of the consulting term, included a lump sum payment of $337,500, representing nine months base salary, accelerated vesting on a portion of his option grants and commissions of $50,000. These payments reflect all our cash obligations to Mr. Van Beneden and accordingly no additional payments will be made in connection with the consulting services portion of his termination agreement. As an additional benefit under the separation agreement, Mr. Van Beneden was granted an extension until January 17, 2004 to exercise his option grants. We and Mr. Van Beneden executed a mutual release of all claims.

      In February 2003, Laureen DeBuono terminated her employment as our executive vice president and chief financial officer, but continued through June 2003 as a consultant. In connection with a separation agreement and release, Ms. DeBuono received a lump sum payment of $208,000, representing four months base salary, and a $25,000 payment intended to cover reimburseable expenses incurred during her tenure with us. Ms. DeBuono was paid $125,000 associated with the consulting work performed through June 2003. As an additional benefit under the separation agreement, Ms. DeBuono was granted an extension until December 31, 2004, to exercise her option grants, resulting in a charge of $92,000 to stock-based expenses.

      In August 2003, we entered into an Amendment to Employment Agreement and Release of claims with Robert A. Shipp in connection with the modification of his duties and responsibilities. Pursuant to the Amendment, we agreed to pay Mr. Shipp a lump sum $262,500 plus commissions for Mr. Shipp’s participation in closing transactions with specified customers in consideration of terminating Mr. Shipp’s salary and bonus eligibility and a release of any actual or potential claims by Mr. Shipp in connection with his employment with us. Under this amendment, we have paid Mr. Shipp $262,500 in severance payments and no commissions. Mr. Shipp’s employment with us ended in December 2003.

      In April 2002, we entered into an employment agreement with Paul Bartlett. The terms of our agreement are described above under Item 11. Executive Compensation – Employment Contracts and Termination of Employment and Change-in-Control Arrangements. In November 2003, we amended our arrangement with Mr. Bartlett to provide for his separation from the company no later than June 2004 and with Mr. Bartlett serving as Chief Operating Officer on a transitional basis until his separation. We also agreed to accelerate the vesting of certain options upon his termination.

Loans to Officers

      During 2001 and in connection with his employment agreement, we made a loan and held a note receivable from David C. Hayden, our former Executive Chairman, totaling $1.5 million. Mr. Hayden’s note and loan agreement were amended in February 2002 to increase the amount to $1.95 million. See the section of this Form 10-K entitled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.” As amended in 2002, Mr. Hayden’s full recourse note accrued interest at the rate of 6.75% per annum and provided that it may be forgiven upon the achievement of a performance-based milestone whereby a change of control event occurs with consideration received by the shareholders in excess of $10.00 per share. Mr. Hayden’s loan was initially due and payable on August 13, 2004; provided, however, if his employment was terminated without cause or he resigned for good reason, the due date would be extended for two years. As of $320,362 in accrued interest under Mr. Hayden’s note totaled $2,270,362. Interest payments are due and payable on August 13th of each year that the loan is outstanding. Mr. Hayden terminated his employment and resigned from the Board in May 2002. The terms of this loan are more fully discussed in the section of this Form 10-K entitled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

      In December 2001 and in connection with his amended and restated employment agreement, the Board approved a secured loan to Mr. McGlashan to be used for the purchase of a principal residence in the San Francisco Bay Area. In May 2002, the Compensation Committee and Mr. McGlashan agreed to amend Mr. McGlashan’s employment agreement to reduce the amount of the loan to $1.5 million from $4.0 million. The housing loan is to be secured by the residence, by the pledge of Mr. McGlashan’s personal options and shareholdings in us and other assets of Mr. McGlashan to the extent necessary such that at all times the assets securing the loan equal at least 120% of the principal and interest outstanding on the housing loan and any other loan secured by the residence. Interest on the housing loan is to be accrued at 4.75%, and is deferred until the principal is due, over a 10 year term. The housing loan provides that it shall be forgiven upon a change of control event where consideration received by the shareholders exceeds $10.00 per share. In the event Mr. McGlashan terminates his employment either by voluntary resignation or for cause, as defined in the agreement, the housing loan shall be due and payable, with interest, no later than 12 months following such termination. In the event Mr. McGlashan is terminated for any reason other than his voluntary resignation or cause, the housing loan shall remain outstanding for the remainder of its term. We have not yet funded the housing loan and, accordingly, no accrued interest is currently outstanding.

      In May 2002, in connection with the reduction of the principal amount available under the housing loan, Mr. McGlashan received an option grant of 1,000,000 shares of our common stock and an opportunity to early exercise and purchase such shares through a full-recourse promissory note and stock pledge agreement. The purchased shares are subject to a lapsing right of repurchase with respect to the shares over a three-year period. Mr. McGlashan exercised the option by delivery of his promissory note on May 8, 2002. The terms of the note were established in consultation with our outside auditors to avoid adverse accounting treatment to the Company. Accordingly, the promissory note will begin to accrue interest at the adjustable quarterly reference rate of Fidelity Investments or similar banking entity as the shares vest with respect to that portion of the purchase price that represents the purchase price of the “vested” shares. The promissory note is full recourse and secured by the acquired shares under the stock pledge agreement. As of December 31, 2003, $23,636 in interest had accrued on the note and the amount of indebtedness outstanding under the note at December 31, 2003 was $1,763,636.

Commercial Relationships

Consulting Agreements

      In March 2001, we entered into a series of certain consulting and transactional agreements with Vectis Group, LLC (“Vectis”) to engage Vectis as our advisor with respect to various strategic alternatives and other management related services. The agreement provided Vectis with: (i) a $50,000 monthly retainer fee for consulting services during the term of the agreement, (ii) a warrant to purchase 125,000 shares of our common stock at a price of $8.00 per share, and (iii) transaction fees in connection with certain dispositions or acquisitions of assets in an amount equal to 5% of proceeds, up to a maximum of $1 million per transaction. Also effective March 2001, we entered into an agreement with Vectis to engage Vectis as a placement agent in connection with a possible private placement by Critical Path of equity securities. Under the agreement, Vectis was entitled to 5% of the gross proceeds we raised from specified purchasers, payable in cash, securities or a combination thereof at the election of Vectis. In April 2001, we and Vectis agreed to enter into an additional agreement whereby Vectis would act as an advisor with respect to a restructuring of and management of Critical Path. The agreement provided Vectis with a monthly retainer fee of $125,000 during the term of the agreement. All of the agreements with Vectis were terminated effective September 30, 2001, at which time several employees of Vectis joined us as regular full time employees. In 2001, we paid a total of fees to Vectis in the amount of $1,073,041 for aggregate monthly consulting service fees and expense reimbursements, and $3,057,928 in fees associated with the Series D preferred stock investment in November 2001 and other transactions regarding our restructuring. Although the agreements were terminated, certain obligations under the agreements survive including indemnification obligations and some obligations with respect to expense reimbursements and transactional fees. We paid Vectis a total of approximately $12,500 for expense reimbursement in February 2002. The total potential remaining fees payable aggregate between zero and $135,000.

      William E. McGlashan, Jr., who was appointed our interim President and Chief Operating Officer in April 2001, our interim Chief Executive Officer in August 2001, and our Chief Executive Officer on January 2002, formerly served as a principal and the Chief Executive Officer of Vectis, which beneficially owns more than 5% of our capital stock, and holds a significant beneficial ownership in Vectis. In September 2001, we terminated our relationship with Vectis subject to certain obligations as described herein.

      In August 2002, we retained the services of The Cohen Group, an international strategic consulting company. The chairman and chief executive officer of The Cohen Group is William S. Cohen, a former member of the Board of Critical Path. Under the agreement, The Cohen Group received a former $150,000 retainer fee to be credited against a sliding scale of earned sales and referral commissions on transactions resulting in license revenue for us. The agreement is for a one year renewable term, with reimbursement for specified expenses up to a cap of 5% of the retainer and a provision for extension in the event the retainer fee is not earned during the term. This agreement was not renewed in 2003.

      In April 2002, we retained the services of CTD, LLC (“CTD”), an operational planning consulting company. The founder and president of CTD is Patrick Tracy Currie, who subsequently became our Executive

Vice President, Operations and General Manager of Hosted Operations following the termination of the consulting arrangement with CTD as described below. Mr. Currie and his spouse share full ownership of CTD. Under the terms of the Statement of Work entered into between us and CTD, CTD received payments for its services based on daily rates as well as reimbursement of costs associated with the work performed. In connection with this consulting arrangement, we paid CTD an aggregate of approximately $320,000 in 2003.

Investment Transactions

      In November 2001, we entered into a financing transaction with a group of investors that resulted in gross cash proceeds to us of approximately $30 million as well as the retirement of $65 million in face value of 5 3/4% Convertible Subordinated Notes. In connection with the financing, we issued and sold four million shares of our Series D preferred stock (convertible into approximately 13.1 million shares of common stock) and warrants to purchase 625,000 shares of common stock, to a group of investors that included General Atlantic Partners 74, L.P., GapStar, LLC and GAP Coinvestment Partners II, L.P. (collectively, “General Atlantic”), which entities are associated with William E. Ford and Peter L.S. Currie, two of our current directors, and Raul J. Fernandez, a former director, Vectis Group LLC and its affiliated entities (“Vectis”), which is associated with our Chief Executive Officer William E. McGlashan, Jr., and Cheung Kong (Holdings) Limited and its affiliated entities (“Cheung Kong”). The preferred stock will accrue and cumulate dividends at 8% and is convertible into shares of common stock at the option of the holder. The warrants are exercisable at any time until November 8, 2006 at an exercise price of $4.20 per share.

      As a result of the transaction, General Atlantic, Vectis and Cheung Kong are each deemed to be beneficial owners of more than 5% of our common stock. In connection with the financing, General Atlantic purchased 708,037 shares of Series D preferred stock, convertible as of December 31, 2003 into approximately 9,767,960 shares of common stock, and warrants to acquire 625,000 shares of common stock for an aggregate purchase price of $10,735,509 in cash and the exchange of an aggregate face amount of $64,630,000 of our 5 3/4% Convertible Subordinated Notes due April 1, 2005, for which General Atlantic paid $25,264,495. Vectis purchased 581,818 shares of Series D preferred stock, which as of December 31, 2003 are convertible into 2,232,675 shares of common stock for a purchase price of $7,999,997.50 and Cheung Kong purchased 872,727 shares of Series D preferred stock, which as of December 31, 2003 are convertible into 3,349,013 shares of common stock, for a purchase price of $11,999,996.25.

      As part of this transaction, we, General Atlantic, Vectis and Cheung Kong entered into a Stockholders Agreement pursuant to which we granted the investors preemptive rights for certain issuances of our capital stock and rights to designate board members as described below. The Stockholders Agreement also limited these investors’ ability to acquire additional shares of our capital stock, solicit proxies and propose business combination transactions involving us. The parties also entered into a Registration Rights Agreement pursuant to which each of General Atlantic and Cheung Kong were granted one demand registration right and all the parties were granted “piggy-back” registration rights.

      In November 2003, General Atlantic (with its affiliate GAPCO GmbH & Co. KG) and Cheung Kong (with some additional affiliates) entered into a Convertible Note Purchase and Exchange Agreement with us. Under this agreement, General Atlantic loaned us $10,000,000. We also agreed, subject to obtaining shareholder approval, to convert the $10,000,000 loan from General Atlantic and approximately $32,795,000 of 5 3/4% Subordinated Convertible Notes, due April 1, 2005, held by Cheung Kong into an aggregate of approximately 29.2 million shares of Series E preferred stock. We waived the standstill provisions of the Stockholders Agreement for these transactions. We also agreed, subject to obtaining shareholder approval, to amend the terms of the existing Series D preferred stock (which is held by General Atlantic, Vectis, Cheung Kong and MBCP PeerLogic, LLC and its affiliates) to, among others, modify the liquidation preference upon a liquidation or a change in control, to eliminate the participation feature upon a liquidation or change in control, to reduce the conversion to common stock price from $4.20 to $1.50 and to reduce the amount of dividends to which the holders of Series D preferred stock are entitled. In addition, we agreed, subject to obtaining shareholder approval, to amend the warrants to purchase 625,000 shares of common stock held by General Atlantic to reduce the exercise price from $4.20 to $1.50. Finally, we agreed to undertake to commence a rights offering for holders of our common stock, as of a record date to be determined by our board of directors, to purchase up to $21,000,000 of Series E preferred stock. We, our subsidiary Compass Holding Corp., and General Atlantic entered into a Guaranty and Security Agreement pursuant to which Compass guaranteed our payment and performance of all obligations under the loan documentation.

      As part of the November 2003 transaction, the parties amended the Stockholders Agreement to add the additional General Atlantic and Cheung Kong affiliates that were parties to the November 2003 agreement, to grant Cheung Kong the right to elect a director, as described below, and to grant Cheung Kong additional approval rights for certain corporate actions of the Company. The parties also amended the Registration Rights Agreement to include the additional General Atlantic and Cheung Kong affiliates that were parties to the November 2003 agreement and to include the shares of common stock issuable upon conversion of the Series E preferred stock. The Convertible Note Purchase and Exchange Agreement, the Amended and Restated Stockholders Agreement and the Amended and Restated Registration Rights Agreement were filed as exhibits to the Current Report on Form 8-K we filed on November 20, 2003.

      For so long as 500,000 shares of the Series D preferred stock is outstanding and a majority of the Series D preferred stock is owned by General Atlantic, the holders of the Series D preferred stock are entitled to elect one of the Company’s directors. In December 2001, the holders of the Series D preferred stock elected William E. Ford, a managing member of General Atlantic Partners, LLC, to serve on the Board of Directors. For so long as Cheung Kong owns 750,000 shares of Series D preferred stock, Cheung Kong is entitled to designate a non-voting observer to the Board of Directors. In connection with the November 2003 transaction, if we issue shares of Series E preferred stock, Cheung Kong is entitled to elect one of our directors.

Indemnification

      Our articles of incorporation limit the liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the California Corporations Code. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

      Our bylaws provide that we may indemnify our directors and officers to the fullest extent permitted by California law, including in circumstances in which indemnification is otherwise discretionary under California law. We have also entered into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors’ and officers’ insurance if available on reasonable terms.

Item 14.	Principal Accountant Fees and Services

Audit Fees

      The aggregate fees for professional services billed by PricewaterhouseCoopers LLP, our independent auditors, in connection with their audit of our consolidated financial statements and reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q were:

Fiscal year ended December 31:
2003	$360,000
2002	$281,000

Audit-Related Fees

      The aggregate fees billed by PricewaterhouseCoopers for assurance and related services related to the performance of their audit and review of our financial statements that are not included in our “audit fees” above were:

Fiscal year ended December 31:
2003	$72,900
2002	$—

      These audit-related fees billed by PricewaterhouseCoopers related to consultation on revenue recognition related to specific license software agreements negotiated during the related annual period and consultation on accounting related to the financing transaction completed in November 2003.

Tax Fees

      The aggregate fees billed by PricewaterhouseCoopers for professional services related to tax compliance, tax advice and tax planning were:

Fiscal year ended December 31:
2003	$768,737
2002	$565,065

      These professional service fees billed by PricewaterhouseCoopers related to tax compliance work for domestic and international tax filings, consultation on sales, use and franchise tax filings and audits, consultation on foreign statutory compliance and consultation on tax related structures of certain vendor contracts.

     All Other Fees

      There were no fees billed by PricewaterhouseCoopers for any other products and services not included in “audit fees,” “audit-related fees,” and tax fees.

     Pre-Approval Policies and Procedures

      The Audit Committee charter requires the Audit Committee, or a committee of the Audit Committee, to pre-approve the provision of all auditing and non-audit services to us and our subsidiaries by our independent auditors and all audit and non-audit engagement fees and terms. The Audit Committee must also pre-approve the engagement of non-audit services to be performed by other certified public accounting firms that are not our independent auditors. In connection with the approval of non-audit services, the Audit Committee must consider whether the independent auditors’ performance of any non-audit services is compatible with the independence of our auditors. In fiscal year 2003, the Audit Committee pre-approved 100% of the services performed by PricewaterhouseCoopers relating to “audit-related fees,” “tax fees,” and “all other fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Index to Consolidated Financial Statements

      Please see the Index to Consolidated Financial Statements that appears below.

      (a)(2) Financial Statement Schedule

      Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2001, 2002 and 2003 appears on page      of this report and should be read in conjunction with the consolidated financial statements and related notes thereto and report of independent auditors filed herewith.

      Schedules not mentioned above have been omitted because the information required to be set forth therein is not applicable or the information is otherwise included in the Financial Statements or notes thereto.

      (b) Reports on Form 8-K

      (a) A Current Report on Form 8-K was furnished by the company on November 12, 2003. In this report, Critical Path furnished a press release announcing the Company’s unaudited financial results for its third fiscal quarter ended September 30, 2003.

      (b) A Current Report on Form 8-K was filed by the Company on November 20, 2003. In this report, Critical Path issued a press released dated November 18, 2003, announcing that the company had signed a definitive agreement to issue $10 million in principal amount of 10% convertible secured notes and, upon shareholder approval, to convert the newly issued notes into shares of Series E preferred stock, to exchange approximately $32.8 million in face value of outstanding 5 3/4% convertible subordinated notes for Series E preferred stock and to amend the terms of its Series D preferred stock. The press release also announced the company’s intention to conduct a rights offering to allow the Company’s common shareholders to purchase up to $21 million of its Series E preferred stock.

      (c) A Current Report on Form 8-K was filed on December 24, 2003. In this report, the Company announced that, in connection with the filing of the registration statement, PricewaterhouseCoopers LLP has updated its report as of December 22, 2003 on the consolidated financial statements and financial statement schedule of the company for the fiscal year ended December 31, 2002 to add an explanatory paragraph regarding the Company’s ability to continue as a going concern as described in Note 22 of Notes to Consolidated Financial Statements – Subsequent Events. In this report, the company filed Consolidated Balance Sheets as of December 31, 2001 and 2002, Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002, Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2000, 2001 and 2002, Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002 and Notes to Consolidated Financial Statements. The consolidated financial statements were retroactively restated to give effect to the one-for-four reverse stock split, effected on August 1, 2003, of the Company’s authorized and outstanding common stock and of all shares of common stock subject to stock options and warrants and the updated auditors report.

      (d) A Current Report on Form 8-K was filed by the company on January 21, 2004. In this report Critical Path announced that the company amended its Preferred Stock Rights Agreement dated as of March 19, 2001, as amended, between Critical Path and Computershare Trust Company, Inc., as rights agent. The Preferred Stock Rights Agreement was amended to exclude certain persons from the definition of “Acquiring Person” under the agreement.

      (e) A Current Report on Form 8-K was filed by the Company on January 21, 2004. In this report, Critical Path filed a press release dated January 20, 2004, announcing that on January 16, 2004 the Company issued and sold to qualified institutional buyers $15 million in 10% senior secured notes convertible into shares of the Company’s Series E preferred stock upon shareholder approval.

      (f) A Current Report on Form 8-K was furnished by the Company on February 4, 2004. In this report, Critical Path furnished a press release announcing the preliminary unaudited financial results for its fourth fiscal quarter and fiscal year ended December 31, 2003.

      (g) A Current Report on Form 8-K was filed by the Company on February 5, 2004. In this report, Critical Path filed a press release dated February 4, 2004 announcing the resignation of its chief financial officer, William Smartt, and the appointment of his successor James Clark as executive vice president and chief financial officer of the Company.

      (h) Two Current Reports on Form 8-K were filed by the Company on March 10, 2004. In one report, Critical Path filed a press release dated March 9, 2004 announcing that it had issued and sold to qualified institutional buyers $18.5 million in 10% senior secured notes convertible into shares of the Company’s Series E preferred stock upon shareholder approval. In the other report, the Company announced that it had amended its Preferred Stock Rights Agreement dated as of March 19, 2001, as amended, between Critical Path and Computershare Trust Company, Inc., as rights agent. The Preferred Stock Rights Agreement was amended to exclude certain persons from the definition of “Acquiring Person” under the agreement.

      (c) Exhibits

      The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

3(i).1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(b) to the Registrant’s Registration on Form S-1 (File No. 333-71499)).
3(i).2	Amendment to the Articles of Incorporation, dated January 5, 2001 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
3(i).3	Certificate of the Powers, Designations, Preferences and Rights of the Series D Cumulative Redeemable Convertible Participating Preferred Stock dated November 6, 2001 (Incorporated by reference to Exhibit 3(i).3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3(i).4	Certificate of Amendment of Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
3(i).5	Certificate of Increase in Number of Shares of Series D Cumulative Redeemable Convertible Participating Preferred Stock dated November 20, 2003.
3(ii)	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3(ii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.2	Preferred Stock Rights Agreement dated as of March 19, 2001 between Registrant and ComputerShare Trust Company, Inc., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively (Incorporated by reference to Exhibit 4.5 of Registrant’s Form 8-A filed on May 7, 2001).
4.3	Indenture, dated March 31, 2000, by and between Registrant and State Street Bank and Trust Company of California, N.A., Trustee, relating to the $300 million five-year, 5.75% Convertible Subordinated Notes due April 1, 2005 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
4.4	Warrant to Purchase Common Stock dated March 29, 2001 issued by the Registrant to Vectis Group LLC (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
4.5	Warrant to Purchase Common Stock dated January 29, 1999 issued by the Registrant to America Online, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
4.6	Warrant to Purchase up to 25,000 Shares of Common Stock dated as of December 29, 1999 by and between Ecker Folsom Properties, LLC (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.7	Warrant to Purchase up to 834,000 Shares of Common Stock dated as of June 2000 by and between Worldsport Networks Europe Ltd. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.8	Stock and Warrant Purchase and Exchange Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, LP, GAP Coinvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.9	Stockholders Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.10	Registration Rights Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.11	Escrow Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.12	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).
4.13	Amended and Restated 1998 Stock Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).
4.14	1999 Stock Option Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed on September 22, 1999 (File No. 333-87553)).
4.15	Amendment No. 1 to Preferred Stock Rights Agreement dated as of November 6, 2001 between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).
4.16	Amendment No. 2 to Preferred Stock Rights Agreement dated as of November 18, 2003 between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).
4.17	Amendment No. 3 to Preferred Stock Rights Agreement dated as of January 16, 2004 between Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).
4.18	Amendment No. 4 to Preferred Stock Rights Agreement dated as of March 9, 2004 between Critical Path, Inc. and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.5 to the Registrant’s Amendment No. 2 to the Company’s Registration Statement on Form 8-A filed on March 10, 2004 (File No. 000-25331)).
4.19	Amended and Restated Registration Rights Agreement, dated November 26, 2003 among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAP-W, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Vectis CP Holdings, LLC.
4.20	Amended and Restated Stockholders Agreement, dated November 26, 2003, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAP-W, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Vectis CP Holdings, LLC.
4.21	Convertible Subordinated Promissory Note dated November 26, 2003 issued by Registrant to General Atlantic Partners 74, L.P.

4.22	Convertible Subordinated Promissory Note dated November 26, 2003 issued by Registrant to GAP Coinvestment Partners II, L.P.
4.23	Convertible Subordinated Promissory Note dated November 26, 2003 issued by Registrant to GapStar, LLC.
4.24	Convertible Subordinated Promissory Note dated November 26, 2003 issued by Registrant to GAPCO GmbH & Co. KG.
4.25	Second Amended and Restated Registration Rights Agreement dated January 16, 2004, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited, Vectis CP Holdings, LLC, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P.
4.26	Convertible Subordinated Promissory Note dated January 16, 2004 issued by Registrant to Permal U.S. Opportunities Limited.
4.27	Convertible Subordinated Promissory Note dated January 16, 2004 issued by Registrant to Zaxis Equity Neutral, L.P.
4.28	Convertible Subordinated Promissory Note dated January 16, 2004 issued by Registrant to Zaxis Institutional Partners, L.P.
4.29	Convertible Subordinated Promissory Note dated January 16, 2004 issued by Registrant to Zaxis Offshore Limited.
4.30	Convertible Subordinated Promissory Note dated January 16, 2004 issued by Registrant to Zaxis Partners, L.P.
4.31	Convertible Subordinated Promissory Note dated January 16, 2004 issued by Registrant to Passport Master Fund, L.P.
4.32	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Permal U.S. Opportunities Limited.
4.33	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Zaxis Equity Neutral, L.P.
4.34	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Zaxis Institutional Partners, L.P.
4.35	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Zaxis Offshore Limited.
4.36	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Zaxis Partners, L.P.
4.37	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Guggenheim Portfolio Company XIII.
4.38	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Crosslink Crossover Fund IV, L.P.
4.39	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Sagamore Hill Hub Fund, Ltd.
4.40	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Criterion Capital Partners, Ltd.
4.41	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Criterion Capital Partners, Institutional.
4.42	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Criterion Capital Partners, L.P.

4.43	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Capital Ventures International.
4.44	Third Amended and Restated Registration Rights Agreement, dated March 9, 2004, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited, Vectis CP Holdings, LLC, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P., Guggenheim Portfolio Company XIII, Passport Master Fund, L.P., Crosslink Crossover Fund IV, L.P., Sagamore Hill Hub Fund, Ltd., Criterion Capital Partners, Ltd., Criterion Capital Partners, Institutional, Criterion Capital Partners, L.P. and Capital Ventures International.
4.45	Note Amendment Agreement dated March 12, 2004, by and among Registrant, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited.
4.46	Warrant to Purchase up to 100,000 Shares of Common Stock dated March 12, 2004 issued by the Registrant to Silicon Valley Bank.
10.1	Master Services Agreement dated December 10, 1998 by and between the Registrant and US West Communications Services, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.2	Amendment to Email Services Agreement September 30, 1998 by and between the Registrant and E*TRADE Group, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.3	Email Services Agreement dated January 29, 1999 by and between the Registrant and ICQ, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.4	Hills Plaza I Office Lease dated as of November 16, 2001 by and between Registrant and SPI Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.5	Standard Industrial/Multitenant Lease-Gross dated June 20, 1997 by and between the Registrant and 501 Folsom Street Building. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.6	Office lease dated December 1999 by and between Ecker-Folsom Properties, LLC and the Registrant. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.7	Office lease dated December 1999 by and between Ecker-Folsom Properties, LLC and the Registrant. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.8	Agreement dated as August 13, 2001 by and between Registrant and David Hayden (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2001).
10.9	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and David Hayden (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.10	Agreement dated as of August 1, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report for the quarter and nine months ended September 30, 2001).
10.11	Nonstatutory Stock Option Agreement dated as of August 1, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.12	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.13	First Amended and Restated Employment Agreement dated as of January 7, 2002 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.14	Nonstatutory Stock Option Agreement dated as of December 21, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.15	Agreement dated as of October 8, 2001 by and between Registrant and Pierre Van Beneden (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report for the quarter and nine months ended September 30, 2001).
10.16	Nonstatutory Stock Option Agreement dated as of October 8, 2001 by and between Registrant and Pierre Van Beneden (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.17	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and Pierre Van Beneden (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.18	Consulting Agreement dated as of August 16, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.19	Nonstatutory Stock Option Agreement dated as of September 5, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.20	Addendum to Consulting Agreement dated as of October 31, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.21	Nonstatutory Stock Option Agreement dated as of October 31, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.22	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.23	Employment Agreement dated as of January 14, 2002 by and between Registrant and Bernard Harguindeguy (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.24	Agreement, dated as of May 15, 2001, by and between the Registrant and Lawrence P. Reinhold (Incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001).
10.25	Agreement and Release, dated February 9, 2001, by and between the Registrant and Douglas Hickey (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.26	Promissory Note and Security Agreement dated November 2, 1998 by and between the Registrant and Douglas Hickey. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.27	Nonstatutory Stock Option Agreement dated as of May 8, 2002 by and between Registrant and Paul Bartlett (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.28	Nonstatutory Stock Option Agreement dated as of January 15, 2003 by and between Registrant and Paul Bartlett (Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.29	Employment Agreement dated as of April 8, 2002 by and between Registrant and Paul Bartlett (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.30	Nonstatutory Stock Option Agreement dated as of October 10, 2002 by and between Registrant and Robert Allen Shipp (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.31	Employment Agreement dated as of October 9, 2002 by and between Registrant and Robert Allen Shipp (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.32	Employment Agreement dated as of November 4, 2002 by and between Registrant and Patrick Tracy Currie (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.33	Nonstatutory Stock Option Agreement dated as of November 6, 2002 by and between Registrant and Patrick Tracy Currie (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.34	Separation Agreement and Release dated as of November 16, 2002 by and between Registrant and Pierre Van Beneden (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).
10.35	Separation Agreement and Release dated as of January 15, 2003 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.36	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.37	Loan and Security Agreement dated as of September 30, 2002 by and between Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.38	Share Purchase Agreement by and among Registrant, Critical Path Japan K.K., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), NTT Communications Corporation and NEC Corporation dated as June 6, 2002 (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.39	Change of Control Severance Agreement dated May 29, 2003 by and between the Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.40	Change of Control Severance Agreement dated May 29, 2003 by and between the Registrant and Paul Bartlett (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.41	Amendment to Employment Agreement and Release of Claims dated August 16, 2003 by and between the Registrant and Robert A. Shipp (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2003).
10.42	Amendment to Employment Agreement and Release of Claims dated May 16, 2003 by and between the Registrant and Bernard Harguindeguy.
10.43	Incentive Bonus Agreement dated October 23, 2003 between the Registrant and Bernard Harguindeguy.

10.44	Amendment to Employment Agreement dated August 31, 2003 by and between the Registrant and Paul Bartlett.
10.45	Summary of Expense Reimbursement dated August 31, 2003 by and between the Registrant and Paul Bartlett.
10.46	Amendment to Employment Agreement and Release of Claims dated November 24, 2003 by and between the Registrant and Paul Bartlett.
10.47	Amendment No. 1 to First Amended and Restated Employment Agreement dated as of September 1, 2003 by and between the Registrant and William McGlashan, Jr.
10.48	Employment Agreement dated February 4, 2004 by and between the Registrant and James Clark.
10.49	Modification of Loan and Security Agreement dated as of March 25, 2003 by and between Registrant and Silicon Valley Bank Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.50	Amended and Restated Loan and Security Agreement dated as of July 18, 2003 by and between Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.51	First Amendment to Amended and Restated Loan and Security Agreement dated as of November 26, 2003 by and between Registrant and Silicon Valley Bank.
10.52	Second Amendment to Amended and Restated Loan and Security Agreement dated as of January 30, 2004 by and between Registrant and Silicon Valley Bank.
10.53	Convertible Note Purchase and Exchange Agreement dated November 18, 2003 among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAP-W, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 20, 2003).
10.54	Amendment to Convertible Note Purchase and Exchange Agreement dated January 16, 2004 among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited.
10.55	Amendment No. 2 to Convertible Note Purchase and Exchange Agreement dated March 9, 2004 among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited.
10.56	Convertible Note Purchase Agreement dated January 16, 2004 among Registrant, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 21, 2004).
10.57	Amendment No. 1 to Convertible Note Purchase Agreement dated March 9, 2004 among Registrant, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P.
10.58	Convertible Note Purchase Agreement dated March 9, 2004 among Registrant, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P., Guggenheim Portfolio Company XIII, Crosslink Crossover Fund IV, L.P., Sagamore Hill Hub Fund, Ltd., Criterion Capital Partners, Ltd., Criterion Capital Partners, Institutional, Criterion Capital Partners, L.P. and Capital Ventures International (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 10, 2004).
10.59	Third Amendment to Amended and Restated Loan and Security Agreement dated as of March 12, 2004 by and between Registrant and Silicon Valley Bank.

10.60	First Amendment to Lease dated November 17, 2003 by and between the Registrant and Sri Hills Plaza Venture, LLC.
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney (see the signature page of this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Auditors

To the Board of Directors and Shareholders

of Critical Path, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(i) present fairly, in all material respects, the financial position of Critical Path, Inc. and its subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 and Note 8 of Notes to Consolidated Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, CA

March 12, 2004

CRITICAL PATH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,

	2002	2003

ASSETS
Current assets
Cash and cash equivalents	$33,498	$18,984
Short-term marketable securities	5,583	—
Accounts receivable, net	22,818	16,880
Prepaid and other current assets	4,030	4,664

Total current assets	65,929	40,528
Long-term marketable securities	3,990	—
Equity investments	357	—
Property and equipment, net	18,142	14,821
Goodwill	6,613	6,613
Restricted cash	2,729	—
Other assets	6,246	5,763

Total assets	$104,006	$67,725

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,284	$5,022
Accrued liabilities	27,573	20,755
Deferred revenue	10,272	8,856
Line of credit facility	—	2,298
Capital lease and other obligations, current	3,323	1,721

Total current liabilities	45,452	38,652
Deferred revenue	516	1,343
Convertible subordinated notes payable	38,360	38,360
Convertible secured note payable	—	10,016
Capital lease and other obligations, long-term	1,332	1,295

Total liabilities	85,660	89,666

Commitments and contingencies (Note 13)
Mandatorily redeemable Series D preferred stock, par value $0.001 (Note 15)
Shares authorized: 5,000
Shares issued and outstanding: 4,000
Liquidation value at December 31, 2003: $67,494	26,900	55,301

Shareholders’ deficit
Common Stock and paid-in-capital, par value $0.001
Shares authorized: 125,000
Shares issued and outstanding: 20,032 and 21,078	2,163,196	2,154,295
Common stock warrants	5,947	5,947
Notes receivable from shareholders	—	(870)
Unearned compensation	(59)	—
Accumulated deficit	(2,176,595)	(2,238,728)
Accumulated other comprehensive income (loss)	(1,043)	2,114

Total shareholders’ deficit	(8,554)	(77,242)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$104,006	$67,725

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,

	2001	2002	2003

Net revenues
Software license	$30,960	$35,176	$22,104
Hosted messaging	43,821	24,893	19,444
Professional services	12,573	11,593	12,315
Maintenance and support	16,819	15,471	18,434

Total net revenues	104,173	87,133	72,297

Cost of net revenues
Software license	1,533	2,682	4,068
Hosted messaging	59,124	29,303	26,193
Professional services	10,315	10,020	12,203
Maintenance and support	10,081	8,670	5,803
Amortization of purchased technology	21,284	18,522	—
Stock-based expense — Hosted messaging	1,520	590	8
Stock-based expense — Professional services	1,347	222	3
Stock-based expense — Maintenance and support	1,183	413	6
Impairment of long-lived assets	16,654	—	—

Total cost of net revenues	123,041	70,422	48,284

Gross profit (loss)	(18,868)	16,711	24,013

Operating expenses
Sales and marketing	53,356	43,604	31,224
Research and development	30,744	19,649	19,047
General and administrative	42,260	22,128	12,603
Amortization of goodwill and other intangible assets	32,746	24,773	—
Acquisition-related retention bonuses	1,381	11	—
Stock-based expense — Sales and marketing	5,174	3,877	18
Stock-based expense — Research and development	3,691	1,214	15
Stock-based expense — General and administrative	25,220	3,681	35
Stock-based expense — Settlement of litigation	—	—	5,056
Restructuring and other expenses	18,267	3,168	6,886
Impairment of long-lived assets	9,991	—	—

Total operating expenses	222,830	122,105	74,884

Loss from operations	(241,698)	(105,394)	(50,871)
Interest and other income (expense), net	5,840	(5,852)	(7,619)
Interest expense	(14,714)	(2,748)	(3,336)
Equity in net loss of joint venture	(1,866)	(1,408)	—
Gain (loss) on investments	(702)	(1,530)	549
Gain on retirement of subordinated notes, net	180,882	—	—

Loss before income taxes	(72,258)	(116,932)	(61,277)
Provision for income taxes	(7,206)	(979)	(856)

Net loss	(79,464)	(117,911)	(62,133)
Accretion on mandatorily redeemable preferred stock	(356)	(13,904)	(12,446)

Net loss attributable to common shares	$(79,820)	$(131,815)	$(74,579)

Net loss per share attributable to common shares — basic and diluted:
Net loss per share attributable to common shares	$(4.32)	$(6.78)	$(3.73)
Weighted average shares — basic and diluted	18,495	19,445	20,020

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Common Stock and Common Stock Warrants Balance, beginning of year	$2,127,608	$2,178,716	$2,169,143
Common Stock issued under Employee Stock Purchase Plan	431	511	275
Common Stock issued to settle litigation	—	—	1,300
Conversion feature on mandatorily redeemable preferred stock	41,600	(125)	—
Dividend accretion on mandatorily redeemable preferred stock	(121)	(4,427)	(4,935)
Exercise of stock options and warrants	2,139	1,268	846
Issuance of warrants to purchase common stock	5,250	697	48
Stock-based compensation related to stock options	3,632	1,980	206
Lapse of early exercise repurchase rights	—	—	870
Accretion on mandatorily redeemable preferred Stock	(235)	(9,477)	(7,511)
Repurchase of Common Stock	(67)	—	—
Purchase of remaining minority interest	(1,521)	—	—

Balance, end of year	2,178,716	2,169,143	2,160,242

Notes receivable from shareholders
Balance, beginning of year	(1,205)	(1,222)	—
Reclassification of vested portion of shareholder note	—	—	(870)
Interest on shareholder notes	(50)	(8)	—
Repayment of shareholder notes	33	1,230	—

Balance, end of year	(1,222)	—	(870)

Unearned compensation
Balance, beginning of year	(34,005)	(7,050)	(59)
Unearned compensation related to stock options	(11,210)	—	—
Amortization of unearned compensation	38,165	6,991	59

Balance, end of year	(7,050)	(59)	—

Accumulated deficit and other comprehensive income (loss)
Balance, beginning of year	(1,979,294)	(2,061,472)	(2,177,638)

Net loss	(79,464)	(117,911)	(62,133)
Unrealized investment gains (losses)	(790)	(671)	1,461
Foreign currency translation adjustments	(1,924)	2,416	1,696

Comprehensive loss	(82,178)	(116,166)	(58,976)

Balance, end of year	(2,061,472)	(2,177,638)	(2,236,614)

Total shareholders’ equity (deficit)	$108,972	$(8,554)	$(77,242)

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Cash flow from operating activities:
Net loss	$(79,464)	$(117,911)	$(62,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	5,242	673	199
Depreciation and amortization	44,897	27,499	16,254
Amortization of goodwill and other intangible assets	54,029	43,295	—
Stock-based costs and expenses	38,135	9,997	85
Impairment of long-lived assets	26,645	—	—
Equity in net loss of joint venture	1,866	1,408	—
Change in fair-value of preferred stock instrument	—	7,440	12,200
Loss (gain) on investments	702	1,530	(549)
Gain on retirement of convertible debt	(180,882)	—	—
Fair value of stock issued in settlement of litigation	—	—	5,056
Gain on release of funds held in escrow	—	—	(3,750)
Provision for restructured operations	7,905	461	579
Accounts receivable	6,229	3,408	8,266
Other assets	3,555	(132)	(651)
Accounts payable	(10,957)	(696)	(1,079)
Accrued liabilities	(3,793)	(2,528)	(7,935)
Deferred revenue	(5,340)	491	(1,427)

Net cash used in operating activities	(91,231)	(25,065)	(34,885)

Cash flow from investing activities:
Notes receivable from officers	(1,699)	345	132
Property and equipment purchases	(11,189)	(6,770)	(12,225)
Sales (purchases) of marketable securities, net	(9,702)	172	9,573
Investments in unconsolidated entities, net	(4,212)	—	—
Payments for acquisitions, net of cash acquired	(5,686)	4,511	—
Proceeds from sale of investments	—	—	2,373
Proceeds from the release of funds held in escrow	—	—	3,750
Restricted cash	(2,459)	(55)	2,729

Net cash provided by (used in) investing activities	(34,947)	(1,797)	6,332

Cash flow from financing activities:
Proceeds from issuance of Preferred Stock, net	26,786	—	—
Proceeds from issuance of Common Stock	2,570	1,779	1,121
Proceeds from issuance of convertible debt	—	—	10,000
Retirement of convertible notes	(48,734)	—	—
Proceeds from line of credit	—	—	4,900
Principal payments against line of credit facility	—	—	(2,602)
Proceeds from payments of shareholder notes receivable	33	1,230	—
Purchase of common stock	(67)	—	—
Principal payments on note and lease obligations	(10,912)	(3,790)	(814)

Net cash provided by (used in) financing activities	(30,324)	(781)	12,605

Net decrease in cash and cash equivalents	(156,502)	(27,643)	(15,948)
Effect of exchange rates on cash and cash equivalents	(577)	1,678	1,434
Cash and cash equivalents at beginning of year	216,542	59,463	33,498

Cash and cash equivalents at end of year	$59,463	$33,498	$18,984

Supplemental cash flow disclosure:
Cash paid for interest	$17,633	$2,316	$2,850
Cash paid for income taxes, net of refunds	$6,914	$2,578	$21
Non-cash investing and financing activities:
Property and equipment leases	$1,413	$—	$126
Retirement of notes payable through issuance of Preferred Stock	$64,630	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

      Critical Path, Inc. was incorporated in California on February 19, 1997. Critical Path, along with its subsidiaries (collectively referred to herein as the “Company”), provides digital communications software and services that enable enterprises, government agencies, wireless carriers, and service providers to rapidly deploy scalable solutions for messaging and identity management. Built upon an open, extensible software platform, these solutions help organizations expand the range of digital communications services they provide, while helping to reduce overall costs. Critical Path’s messaging solutions – which are available both as licensed software or hosted services – provide integrated access to a broad range of communication and collaboration applications from wireless devices, Web browsers, desktop clients, and voice systems. This provides new revenue opportunities for carriers and service providers and helps enable them to attract new subscribers, drive more usage, and retain subscribers longer. For enterprises and governments, Critical Path’s solutions help to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable easier compliance with new regulatory mandates, and reduce the cost and effort of deploying modern messaging services to distributed organizations, mobile users, deskless workers, suppliers and customers.

Liquidity

      Since inception, the Company has incurred aggregate consolidated net losses of approximately $2.2 billion, which includes $1.3 billion related to the impairment of long-lived assets, $444.5 million related to non-cash charges associated with the Company’s ten acquisitions and $171.9 million related to non-cash stock-based compensation expenses. With the Company’s history of losses, revenue generated from the sale of its products and services may not increase to a level that exceeds its operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Accordingly, the Company’s cash flow from operations may continue to be negatively impacted.

      Cash and cash equivalents totaled $19.0 million at December 31, 2003. Of the Company’s cash and cash equivalents at December 31, 2003, $5.0 million is expected to support its outstanding obligations to Silicon Valley Bank (See Note 10 – Credit Facility) and $7.6 million is located in accounts outside the United States, which may not be available to the Company’s domestic operations. Accordingly, the Company’s readily available cash resources in the United States as of December 31, 2003 were $6.4 million. During 2003, the Company used an average of approximately $8.7 million of cash per quarter to fund the Company’s operating activities. Historically, the Company has suffered recurring losses from operations and negative cash flow from operations. Given this factor, in combination with the Company’s financial position in the fourth quarter of 2003, the Company has recently consummated several financing transactions in order to secure sufficient funding to meet the Company’s expected cash requirements for at least the next twelve months.

Recent Financing Transactions

      On November 18, 2003, the Company entered into a definitive agreement to issue an aggregate of $10 million in principal amount of 10% Senior Secured Convertible Notes to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G., (“the General Atlantic Investors”), and to convert the notes, plus $1 million in accrued interest, into approximately 7.3 million shares of the Company’s Series E Preferred Stock. In the same agreement, the Company agreed to exchange approximately $32.8 million in face value of the Company’s 5 3/4% convertible subordinated notes held by a group of investors led by Cheung Kong Group and its Whampoa Limited affiliates including Campina Enterprises Limited, Cenwell Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (“the Cheung Kong Investors”) for approximately 21.9 million shares of the Company’s

Series E Preferred Stock. These notes and related interest are convertible into shares of Series E Preferred Stock at $1.50 per share only if the Company receives shareholder approval.

      In November 2003, the Company announced its intention to make a rights offering to public shareholders of record to purchase up to approximately $21 million of newly issued Series E convertible preferred shares at a purchase price of $1.50 per share. Existing holders of the Company’s Common Stock, as of the date of record, will have the right to purchase approximately two shares of the new Series E Preferred Stock for every three shares of Common Stock they own as of the record date. The Company intends to initiate this offering if and when the registration statement filed with the Securities and Exchange Commission relating to the rights offering is declared effective.

      In January 2004, the Company issued $15 million in principal amount of 10% Senior Secured Convertible Notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. These notes are convertible into approximately 10 million shares of Series E Preferred Stock at $1.50 per share only if the Company receives shareholder approval. As a result, interest expense of approximately $1.5 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E Preferred Stock. If the Company does not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of the Company’s Common Stock at $1.65 per share, provided the note holder will not be able to convert its notes into shares of Common Stock to the extent the note holder, together with its affiliates, would own 9.9% or more of the Company’s Common Stock after conversion. If these notes do not convert into Series E Preferred Stock or Common Stock, they become due and payable on the fourth anniversary of their issuance.

      In March 2004, the Company issued $18.5 million in principal amount of 10% Senior Secured Convertible Notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital. These notes are convertible into approximately 12.3 million shares of Series E Preferred Stock at $1.50 per share only if the Company receives shareholder approval. If the Company does not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of the Company’s Common Stock at $2.18 per share, provided the note holder will not be able to convert its notes into shares of Common Stock to the extent the note holder, together with its affiliates, would own 9.9% or more of the Company’s Common Stock after conversion. As a result, interest expense of approximately $8.4 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E Preferred Stock. If these notes do not convert into Series E Preferred Stock or Common Stock, they become due and payable on the fourth anniversary of their issuance.

      Upon shareholder approval of the matters being presented at a special meeting, the $43.5 million in principal amount of 10% Senior Secured Convertible Notes, plus interest, will automatically convert into approximately 29 million shares of Series E Preferred Stock at $1.50 per share. Additionally upon such approval, the $32.8 million in face value of its 5 3/4% convertible subordinated notes due in April 2005 held by the Cheung Kong Investors will automatically be converted into approximately 21.9 million shares of its Series E Preferred Stock. The Series E Preferred Stock will be issued to these investors only if Critical Path receives shareholder approval and will rank senior in preference to all of the Company’s existing equity. These preferred shares will accrue dividends at an annual rate of 5 3/4% of the purchase price of $1.50 per share.

      In March 2004, the Company executed an amendment with a group of investors led by the Cheung Kong Investors, which would extend the maturity of the $32.8 million in face value of 5 3/4% Convertible Subordinated Notes held by the Cheung Kong Investors from April 1, 2005 to April 1, 2006. The extension will only take place in the event the Company’s shareholders do not approve the exchange of the 5 3/4% Convertible Subordinated Notes held by the Cheung Kong Investors for approximately 21.9 million shares of the Company’s Series E Preferred Stock. In addition, in the event the maturity date is extended to April 1, 2006, the interest rate on the 5 3/4% Convertible Subordinated Notes held by the Cheung Kong Investors will increase to 7 1/2% for the period beginning April 1, 2005 and ending April 1, 2006, and the Company will be required to pay fees totaling $1.5 million.

      In a separate agreement, members of the Cheung Kong Investors have granted the Company an option, which the Company may exercise in its sole discretion, to repurchase approximately 10.9 million shares of the Series E Preferred Stock held by the Cheung Kong Investors at $1.50 per share. The Company’s option expires 10 business days after the Cheung Kong Investors acquire shares of the Series E Preferred Stock after the close of the proposed rights offering of the preferred stock.

      On January 30, 2004, the Company executed an amendment with Silicon Valley Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 31, 2004. Subsequently, on March 12, 2004 the Company executed an additional amendment with Silicon Valley Bank, which increased the size of the credit line to a maximum of $6.0 million and extended the maturity date to June 30, 2005. The credit facility continues to be collateralized by certain of the Company’s assets and borrowings under the current agreement bear a variable interest rate of between Prime plus 1.5% and Prime plus 3.0%, which has historically ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Initial commitment fees of $20,000 and $100,000 were charged related to the January and March amendments, respectively. Additionally, the facility carries an expedite fee of $50,000, an unused facility fee of either 0.45% or 2.00%, based upon the level of cash balances held at the bank, payable at the end of each quarterly period in arrears, and an early termination fee of $50,000 if the facility is canceled prior to August 1, 2004. In connection with the March amendment to the credit facility, the Company agreed to issue warrants to purchase up to 100,000 shares of the Company’s Common Stock to Silicon Valley Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date of March 12, 2011.

      The 10% Senior Secured Convertible Notes and related interest become due and payable on the fourth anniversary of their issuance. In addition, the notes also become due and payable upon the consummation of a qualified asset sale, a change of control or any financing or series of financings that in the aggregate raises at least $40 million. There are also certain other circumstances that cause these notes to become due and payable which have been disclosed in Note 11 – Convertible Notes.

      With the Company’s history of operating losses, its primary sources of capital have come from both debt and equity financings that it has completed over the past several years. With the proceeds from the recent financing transactions discussed above, it believes that its cash, cash equivalents and available line of credit as of the date of this filing will be sufficient to maintain current and planned operations for at least the next twelve months.

      The Company is also seeking shareholder approval to increase the number of authorized shares of common stock from 125 million to 200 million and preferred stock from 5 million to 75 million.

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

Reverse stock split

      The share and per share amounts presented in these consolidated financial statements have been retroactively restated to give effect to a one-for-four reverse stock split, affected on August 1, 2003, of the Company’s authorized and outstanding common stock and for all shares of Common Stock subject to stock options and warrants. In addition, the conversion price of the Series D preferred stock presented in these consolidated financial statements has been retroactively restated as a result of the reverse stock split. As of August 1, 2003, the total number of shares of Common Stock outstanding was 81,595,042 shares and as of immediately following the one-for-four reverse split, Critical Path had 20,398,076 shares of Common Stock outstanding.

Reclassifications

      Certain amounts previously reported have been reclassified to conform to the current period presentation and such reclassifications did not have an effect on the prior periods’ net loss attributable to common shares.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements and actual results could differ from those estimates.

Acquisitions

      The Company has accounted for all business combinations using the purchase method of accounting. Results of operations of the acquired businesses are included in the Company’s financial results from the date of the acquisition. Assets and liabilities of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of separately identified tangible and intangible assets acquired and liabilities assumed are included in goodwill in the accompanying consolidated balance sheets. The fair value of separately identified intangible assets was determined by management based upon accepted valuation methodologies and in consultation with valuation advisers using various valuation methodologies.

Cash Equivalents and Restricted Cash

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds. Restricted cash is composed of amounts held on deposit that are required as collateral related to certain lease and other obligations of the Company.

Investments

      Short-term and long-term marketable securities and long-term equity investments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” This statement requires that securities be classified as “held to maturity,” “available-for-sale” or “trading,” and the securities in each classification be accounted for at either amortized cost or fair market value, depending upon their classification. At December 31, 2003, the Company was not holding any marketable securities or equity investments. At December 31, 2002, the Company held short and long-term marketable securities in low risk government securities, agency and corporate bonds and classified these investments as available-for-sale. Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss), a separate component of stockholders’ equity (deficit).

      Realized gains or losses and charges for other than temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company has periodically evaluated these investments for other-than-temporary impairment. See also Note 6 – Investments.

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

      No individual customer accounted for ten percent or more of the Company’s accounts receivable at December 31, 2002 and 2003 or net revenues in 2001, 2002 and 2003.

Fair Value of Financial Instruments

      The Company’s financial instruments, including cash and cash equivalents, restricted cash, investments in marketable securities, accounts and notes receivable and accounts payable, are carried at cost, which approximates fair value due to the short maturity of these instruments. The fair value of the Company’s convertible subordinated notes is disclosed in Note 11 – Convertible Notes.

Derivative Instruments

      The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company records derivatives on the balance sheet at their fair value in compliance with the standards set forth in SFAS No. 133. Currently the Company has a non-hedged derivative, which it issued during 2001 in connection with its issuance of Series D Convertible Preferred Shares, and accordingly, changes in its fair value are adjusted through the statement of operations. See also Note 15 – Financing Transactions and Preferred Stock.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term, generally three to five years. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

Software Costs for Internal Use

      The Company capitalizes costs related to software for internal use. These costs primarily include purchased software and qualifying external consulting fees and are amortized over their estimated useful lives, generally three years. The amortization expense is included in general and administrative expenses. During 2001, 2002 and 2003, approximately $1.5 million, $278,000 and $174,000, respectively, of internal use software costs were capitalized, and amortization of $1.0 million, $1.3 million and $1.1 million, respectively, was charged to expense.

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

These costs are being amortized over three years, with amortization of approximately $267,000 recorded in 2001, 2002 and 2003, respectively. There were no amounts capitalized during 2001, 2002 and 2003.

Goodwill

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The standard also requires that goodwill be allocated to the Company’s reporting units for purposes of impairment testing. The Company identified one reporting unit for the purposes of this analysis: digital communications software and services.

      As of January 1, 2002, the Company adopted SFAS No. 142 and, in accordance with paragraph 9, accordingly reclassified $3.6 million of intangible assets related to assembled workforce to goodwill. With this reclassification added to the Company’s existing goodwill balance of $2.0 million as of December 31, 2001 approximately $5.6 million of goodwill was no longer being amortized as of January 1, 2002. An additional goodwill asset of approximately $1.0 million was recorded as part of the Company’s June 2002 acquisition of Critical Path Japan (as discussed in Note 2 – Acquisitions), bringing the Company’s goodwill balance to $6.6 million as of December 31, 2002 and 2003. In lieu of amortization, the Company is required to perform an impairment review of its goodwill balance on at least an annual basis and upon the initial adoption of SFAS No. 142. This impairment review involves a two-step process as follows:

Step 1 —	The Company compares the fair value of its reporting unit to the carrying value, including goodwill, of the unit. If the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to step 2. If the reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 —	The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess. Purchased technology and other identifiable intangible assets are carried at cost less accumulated amortization. The Company amortizes other identifiable intangibles on a straight-line basis over their estimated useful lives.

Finite-lived Intangibles and Long-lived Assets

      Finite-lived intangible assets are presented at cost, net of accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives of the assets, which has historically been between 3 and 5 years. The Company will record an impairment charge on finite-lived intangibles or long-lived assets when it determines that the carrying value of intangibles and long-lived assets may not be recoverable. Factors considered important which could trigger an impairment, include, but are not limited to:

•	significant under performance relative to expected historical or projected future operating results;

•	significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business;

•	significant negative industry or economic trends;

•	significant decline in the Company’s stock price for a sustained period; and

•	the Company’s market capitalization relative to net book value.

      Based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in the Company’s current business model. See also Note 7 – Property and Equipment, Note 8 – Goodwill and Other Intangible Assets and Note 17 – Impairment of Long-Lived Assets.

Revenue Recognition

      The Company recognizes revenue related to the sale of the Company’s licensed software products, hosted messaging and communication services, professional services and post-contract customer maintenance and support services. Revenue is recognized once the related products and services have been delivered and collection of all fees is considered probable.

License Revenues

      Software license. The Company derives software license revenues from perpetual and term licenses for the Company’s messaging and identity management solutions. License revenues are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software to the customer has occurred and the collection of a fixed or determinable license fee is considered probable.

      The Company’s revenue recognition policies require that revenues recognized from software arrangements be allocated to each element of the arrangement based on the fair values of the elements, such as software products, post contract customer support, installation, training or other services. License software sales that involve multiple elements, including software license and undelivered maintenance and support and professional services, are recognized such that the Company allocates revenue to the delivered elements of the arrangement using the residual value method based on evidence of the fair value of the undelivered elements. The vendor specific objective evidence of fair values for the ongoing maintenance obligations are based upon the prices paid for the separate renewal of these services by the customer or upon substantive renewal rates stated in the contractual arrangements. Vendor specific objective evidence of the fair value of other services, primarily professional services, is based upon substantive rates stated in the contractual arrangements or upon separate sales of these services at substantive rates.

      If an arrangement includes specific customization or modification services that are deemed essential to the functionality of the product, the Company recognizes the entire arrangement fee using the percentage of completion method. Under this method, individual contract revenues are recorded based on the percentage relationship of the contract costs incurred as compared to management’s estimate of the total cost to complete the contract. If fair value cannot be determined for more than one individual element of a multiple element arrangement, revenue is recognized ratably over the term of the agreement.

      License fees are also received from resellers under arrangements that do not provide product return or exchange rights. Revenues from reseller agreements may include a nonrefundable, advance royalty which is payable upon the signing of the contract and license fees based on the contracted value of the Company’s products purchased by the reseller. Guaranteed license fees from resellers, where no right of return exists, are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software has occurred and the collection of a fixed or determinable license fee is considered probable. Non-guaranteed per-copy license fees from resellers are initially deferred and are recognized when they are reported as sold to end-users by the reseller.

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

      Maintenance and support. The Company derives maintenance and support service revenues from fees for post-contract customer support agreements associated with product licenses. Such services typically include rights to future update and upgrade product releases and dial-up and on-site support services. Fees are deferred and recognized ratably over the term of the support contract, generally one year.

Advertising Expense

      Advertising and promotion costs are expensed as incurred. Costs associated with the development of print or other media campaigns are deferred until the period that includes the first commercial use of the media campaign. Costs associated with industry trade shows and customer conferences are deferred until the period that includes the applicable trade show or conference. Advertising costs totaled $648,000, $353,000 and $49,000 during 2001, 2002 and 2003, respectively.

Research and Development

      Research and development costs include expenses incurred by the Company to develop and enhance its digital communications software and services. Research and development costs, including acquired in-process research and development costs, are recognized as expense, when incurred.

Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense for fixed options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company amortizes stock-based compensation using the straight-line method over the remaining vesting periods of the related options, which is generally four years. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18. The shares underlying warrants or options, which are unvested, are remeasured at each reporting date until a measurement date occurs, at which time the fair value of the warrant is fixed. The related charge is amortized over the estimated term of the relationship. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not. Currently, all related amortization has been recognized as advertising expense over the term of the estimated benefit period. See also Note 8 – Intangible Assets.

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

      Pro forma information regarding net loss and net loss per share is required. This information is required to be determined as if the Company had accounted for employee stock options under the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148.

      Had compensation cost been recognized based on the fair value at the date of grant for options granted, during 2001, 2002, and 2003, the pro forma amounts of the Company’s net loss and net loss per share would have been as follows:

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except per share amounts)
Net loss attributable to common shares — as reported	$(79,820)	$(131,815)	$(74,579)
Add:
Stock-based employee compensation expense included in reported net loss attributable to common shares, net of related tax effects	38,165	9,997	59
Deduct:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(23,901)	(68,658)	(26,696)

Net loss attributable to common shares — pro forma	$(65,556)	$(190,476)	$(101,216)

Basic and diluted net loss per share attributable to common shares — as reported	$(4.32)	$(6.78)	$(3.73)

Basic and diluted net loss per share attributable to common shares — pro forma	$(3.54)	$(9.80)	$(5.06)

      The weighted average fair value of options granted were $3.96, $4.41 and $2.99 during 2001, 2002 and 2003, respectively. The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended December 31,

	2001	2002	2003

Risk-free interest rate	4.0%	2.6%	2.8%
Expected lives (in years)	4.0	4.0	4.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	250.0%	111.0%	138.0%

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

Net Loss Per Share Attributed to Common Shares

      Basic net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase by the Company and shares held in escrow in connection with certain acquisition agreements are excluded from the basic calculation. Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted Common Stock, shares held in escrow, Common Stock subject to repurchase rights, and incremental Common and Preferred shares issuable upon the exercise of stock options and warrants and upon conversion of Series D Cumulative Redeemable Convertible Participating Preferred Stock, the Senior Secured Convertible Notes and the Convertible Subordinated Notes. See also Note 19 – Net Loss Per Share Attributed to Common Shares.

Comprehensive Income (Loss)

      The Company accounts for and reports comprehensive income or loss and its components in its financial statements. Comprehensive income (loss), as defined, includes the Company’s net income or loss and all other changes in equity (net assets) during the period from non-owner sources.

      Changes in accumulated other comprehensive income (loss) during 2001, 2002 and 2003 were as follows (in thousands):

	Unrealized gain
	(loss) on	Cumulative
	available-for-sale	translation
	investments	adjustment	Total

Balance at December 31, 2000	$—	$(74)	$(74)
Unrealized investment losses	(790)	—	(790)
Foreign currency translation adjustments	—	(1,924)	(1,924)

Total accumulated other comprehensive loss	(790)	(1,924)	(2,714)
Balance at December 31, 2001	$(790)	$(1,998)	$(2,788)

Unrealized investment losses	(671)	—	(671)
Foreign currency translation adjustments	—	2,416	2,416

Total accumulated other comprehensive income (loss)	(671)	2,416	1,745
Balance at December 31, 2002	$(1,461)	$418	$(1,043)

Unrealized investment gains	1,461	—	1,461
Foreign currency translation adjustments	—	1,696	1,696

Total accumulated other comprehensive income	1,461	1,696	3,157
Balance at December 31, 2003	$—	$2,114	$2,114

      There were no tax effects allocated to any components of other comprehensive income during 2001, 2002 or 2003.

Foreign Currency

      The Company considers the local currencies of each of its foreign operations to be the functional currency in those operations. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are charged or credited to other comprehensive income, a component of shareholders’ equity (deficit). Gains and losses on foreign currency transactions are included in non-operating income and expense. The Company recognized a net gain from foreign currency transactions in the amount of $947,000 in 2001, and net losses of $817,000 and $440,000 in 2002 and 2003, respectively.

Segment and Geographic Information

      The Company does not currently manage its business in a manner that requires it to report financial results on a segment basis. The Company currently operates in one segment: Digital communications software and services and management uses one measure of profitability. See also Note 20 – Product and Geographic Information.

Recent accounting pronouncements

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the condensed consolidated statement of cash flows. The provisions of this standard are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position and results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the third quarter of 2003 and such adoption did not have a material effect on its financial position and results of operations.

      In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangements Containing More-Than-Incidental Software. EITF No. 03-05 addresses the applicability of Statement of Position No. 97-2 regarding software and non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another. EITF Issue No. 03-05 is effective for interim periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 did not have a material impact on the Company’s financial position and results of operations.

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN No. 46 requires that the Company make disclosures in its consolidated financial statements for the year ended December 31, 2002 when the Company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN No. 46 becomes effective. In December 2003, FASB issued a revised FIN No. 46. The FASB deferred the effective date for VIEs that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. At this time, the Company does not believe it is reasonably possible that the Company will consolidate or disclose information about variable interest entities. However, the Company will continue to assess the impact of FIN No. 46 on its consolidated financial statements.

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

Note 2 — Acquisition

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

Note 3 — Retention Related Bonuses

      In connection with the acquisitions of dotOne, Amplitude, Xeti, FaxNet, ISOCOR, and docSpace, during 1999 and 2000, the Company established a retention bonus program in the aggregate amount of $20.7 million to provide incentives for certain former employees of these companies to continue their employment with the Company. Payments of bonuses to designated employees occurred on the six-month, twelve-month or eighteen-month anniversary date of the related acquisition, depending on the program, unless the designated employee voluntarily terminates employment with the Company prior to the respective acquisition’s applicable anniversary. A ratable share of the adjusted eligible bonus amount has been accrued and charged to compensation expense over the respective six, twelve or eighteen month period commencing on the date the bonuses were granted. There were no acquisition-related retention bonuses granted during 2001, 2002 and 2003.

      As of December 31, 2001, the aggregate, adjusted eligible bonus totaled $1.9 million, and the ratable charge to compensation expense for the year then ended was $1.4 million. Based on the functions of the employees scheduled to receive acquisition bonuses in 2001, this amount was charged to operating expenses. During 2002, the charges to compensation related to acquisition bonuses were insignificant and there were no related charges in 2003. Additionally, as of December 31, 2002 and 2003, no acquisition bonuses remained.

Note 4 — Strategic Restructuring

      The following tables summarize strategic restructuring costs incurred by the Company during the three years ended December 31, 2003:

	Liabilities at			Cash		Liabilities at
	December 31,	Total	Noncash	Receipts		December 31,
Year ended December 31, 2001	2000	Charges	Charges	(Payments)	Adjustments	2001

Workforce reduction	$—	$10.3	$(1.3)	$(8.9)	$—	$0.1
Facility and operations consolidation and other charges	—	9.0	(5.5)	(1.6)	—	1.9
Non-core product and service sales and divestitures	—	(1.0)	(1.1)	2.3	—	0.2

Total	$—	$18.3	$(7.9)	$(8.2)	$—	$2.2

	Liabilities at			Cash		Liabilities at
	December 31,	Total	Noncash	Receipts		December 31,
Year ended December 31, 2002	2001	Charges	Charges	(Payments)	Adjustments	2002

Workforce reduction	$0.1	$2.1	$—	$(1.0)	$—	$1.2
Facility and operations consolidation and other charges	1.9	1.1	(0.4)	(1.5)	—	1.1
Non-core product and service sales and divestitures	0.2	—	—	0.1	—	0.3

Total	$2.2	$3.2	$(0.4)	$(2.4)	$—	$2.6

	Liabilities at			Cash		Liabilities at
	December 31,	Total	Noncash	Receipts		December 31,
Year ended December 31, 2003	2002	Charges	Charges	(Payments)	Adjustments	2003

Workforce reduction	$1.2	$6.0	$(0.2)	$(6.2)	$(0.6)	$0.2
Facility and operations consolidation and other charges	1.1	1.8	(0.3)	(1.7)	(0.3)	0.6
Non-core product and service sales and Divestitures	0.3	0.3	–	(0.3)	(0.3)	–

Total	$2.6	$8.1	$(0.5)	$(8.2)	$(1.2)	$0.8

      In April 2001, the Company announced a strategic restructuring plan that involved reorganizing and refocusing Critical Path’s product and service offerings, a workforce reduction, and a facilities and operations consolidation. Additionally, the Company implemented an aggressive expense management plan to further reduce operating costs while maintaining strong customer service. The Company completed its restructuring plan in 2001, including the divestiture of all products and services deemed to be non-core products and services to the continued operations of the company, a 44% reduction in headcount, a 65% reduction in the number of facilities and the implementation of other cost cutting measures, resulting in a significant reduction in overall operating expenses. The non-core products and services comprised approximately 21% of total revenues in the year ended December 31, 2001.

      During 2001, the Company sold or discontinued all of its non-core products and services and as a result of these transactions recognized a net gain of $1.0 million for the year ended December 31, 2001. The Company reduced its headcount from 1,011 employees at March 31, 2001 to 562 employees at December 31, 2001. Charges related to the headcount reduction consisted primarily of the payment of severance and fringe benefits, and aggregated approximately $10.3 million during 2001. In connection with these restructuring actions, the Company reduced the number of facilities it occupied from 77 at March 31, 2001 to 27 at December 31, 2001. Lease termination and facility consolidation related charges consisted primarily of lease termination costs, future lease payments and related fees, and aggregated approximately $9.0 million during 2001.

      The initiatives contemplated under these restructurings were completed during 2003, and during the first quarter of 2003, the Company reversed approximately $1.2 million in restructuring expenses, which were originally accrued in 2001 and 2002 associated with the restructuring initiatives discussed above, as the Company determined these amounts will not be paid in the future. The reversal of these expenses is reflected in the “Adjustments” column of the Strategic Restructuring table presented above.

      In May 2002, the Board of Directors approved a restructuring plan to further reduce the Company’s expense levels consistent with the current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. The balance of the accrual at December 31, 2003, of approximately $0.4 million is expected to be utilized by the end of 2004.

      In January 2003, The Company announced a restructuring initiative designed to further reduce its expense levels in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction was partially offset by outsourcing approximately 75 positions to lower cost service providers. The Company incurred aggregate charges of approximately $8.0 million resulting from the cost reduction plan, inclusive of $7.0 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $0.7 million in severance and related costs and $1.0 million in facilities lease termination costs. During 2003, cash payments totaling $6.5 million were made related to the restructuring. At December 31, 2003, the balance of the accrual was approximately $0.2 million and is expected to be utilized by the end of the first quarter of 2004.

      In November 2003, the Company announced that it was restructuring certain of its facility lease obligations in an effort to reduce its long-term cash obligations. In addition, the Company identified an additional 16 positions, primarily held by management-level employees, which were to be eliminated. Costs totaling $1.9 million were recognized during the fourth quarter of 2003 associated with these initiatives, including $1.4 million in lease restructuring and termination costs and $0.5 million in severance and related headcount reduction costs. During the fourth quarter of 2003, cash payments totaling $1.3 million were made associated with the facility restructuring activities and $0.4 million related to the headcount reductions. The remaining accrual of $0.2 million associated with this restructuring is expected to be utilized by the end of the first quarter of 2004. In addition, the Company expects to incur approximately $1.0 million in the first six months of 2004 related to this initiative.

Note 5 — Accounts Receivable

	December 31,

	2002	2003

	(In thousands)
Accounts receivable	$24,404	$18,534
Allowance for doubtful accounts	(1,586)	(1,654)

Accounts receivable, net	$22,818	$16,880

Note 6 — Investments

      During 2003, the Company executed sales of its remaining public and private investments. As a result, as of December 31, 2003, the Company was not carrying any investments on its balance sheet. The sale of the Company’s investments during 2003 resulted in a net gain of $549,000, which was comprised of $2.4 million in aggregate cash proceeds, the recognition of $1.5 million in unrealized losses and the elimination of $357,000 in assets held as equity investments.

      Investments carried by the Company as of December 31, 2002, were as follows:

		Net	Period
December 31, 2002	Cost	Unrealized	Income	Estimated
(In thousands)	Basis	Gain (Loss)	(Expense)	Fair Value

Short-term investments
Marketable securities	$5,583	$—	$—	$5,583

Long-term investments
Marketable securities	$3,985	$5	$—	$3,990
Marketable equity investments	997	(676)	36	357

	$4,982	$(671)	$36	$4,347

      The Company’s investments consisted of both short-term and long-term investments. Short-term investments were primarily comprised of low risk government securities and corporate bonds. Long-term investments were primarily comprised of strategic equity investments in corporate partners, certain of which are publicly traded and marketable and certain of which are privately held and non-marketable. The Company’s investments in marketable securities are stated at fair value, which is based on quoted market prices. Investments in non-marketable securities are stated at fair value, based on initial cost of the investment and periodic review for impairment. Adjustments to the fair value of these investments are recorded as a component of other comprehensive income. All investments are periodically evaluated for other-than-temporary impairment.

      During 2001 and 2002, the Company determined that the impairment of certain of its investments were deemed to be other-than-temporary and recorded write downs of $702,000 and $1.5 million.

      In June 2000, the Company established a joint venture, Critical Path Pacific, Inc., with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. The Company invested $7.5 million, acquiring a 40% ownership interest in the joint venture. This investment was accounted for using the equity method. During 2001 and 2002, the Company recorded equity in net loss of joint venture of approximately $1.9 million and $1.4 million, respectively. On June 6, 2002, the Company acquired the remaining 60% ownership interest in the joint venture and began including the financial results of Critical Path Pacific in its own consolidated results subsequent to the acquisition date. See also Note 2 — Acquisitions.

Note 7 — Property and Equipment

	December 31,

	2002	2003

	(In thousands)
Computer equipment and software	$104,474	$119,336
Furniture and fixtures	9,456	9,313
Leasehold improvements	2,035	2,030

	115,965	130,679
Less: Accumulated depreciation and amortization	(97,823)	(115,858)

	$18,142	$14,821

      At December 31, 2002 and 2003 property and equipment included $5.1 million and $5.6 million of assets under capital leases, respectively, and accumulated amortization totaled $3.1 million and $4.5 million at December 31, 2002 and 2003, respectively. All assets under capital leases relate to computer equipment and software.

      Depreciation and amortization expense totaled $43.0 million, $27.2 million and $16.3 million during 2001, 2002 and 2003, respectively.

Note 8 — Goodwill and Other Intangible Assets

      At December 31, 2003, the Company was carrying goodwill of $6.6 million, which is no longer being amortized, in accordance with SFAS No. 142. All acquired intangible assets were fully amortized as of December 31, 2002. During the second quarter of 2002, the Company recorded goodwill of approximately $1.0 million associated with its acquisition of the remaining 60% ownership interest in Critical Path Pacific, Inc. See also Note 2 – Acquisitions.

      The Company performed its initial goodwill impairment test upon adoption on January 1, 2002, as required by SFAS No. 142, at which time the goodwill was not impaired. In September 2003, the Company performed its annual impairment review, at which time the goodwill was not impaired. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the market value of the Company’s one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The market value of the reporting unit was estimated by multiplying the number of shares of Company stock outstanding on the analysis date by the most recent stock market closing price. The Company will continue to test for impairment on an annual basis and on a more frequent basis if events occur or circumstances change that would more likely than not reduce the fair value of any of the Company’s reporting units below their carrying value. See also Note 1 – The Company and Summary of Significant Accounting Policies.

      There was no amortization expense in 2003. Amortization expense was $54.1 million and $43.3 million in 2001 and 2002, respectively. Included in amortization expense was amortization of goodwill totaling $643,000 in 2001, with the remaining amortization expense related to other intangible assets. Based on the types of other identifiable intangibles acquired, during 2001 and 2002 amortization expense of $21.3 million and $18.5 million was allocated to cost of net revenues, respectively, and amortization expense of $32.7 million and $24.8 million was allocated to operating expenses, respectively. The identifiable intangible assets which existed during 2001, 2002 and 2003 primarily related to existing technology for some of the Company’s licensed products, which were acquired in 2000, and certain amounts related to assembled workforce, which were acquired in 1999 and 2000. Intangible assets were fully amortized as of the end of 2002. See also Note 17 – Impairment of Long-Lived Assets.

      The following table presents net loss attributable to common shares and net loss per share attributable to common shares – basic and diluted, as if the goodwill, including assembled workforce which has been reclassified to goodwill, had not been amortized during the periods presented (in thousands, except per share amounts):

	Year Ended December 31,

	2001	2002	2003

Net loss attributable to common shares
Reported net loss attributable to common shares	$(79,820)	$(131,815)	$(74,579)
Amortization of goodwill	4,688	—	—

Net loss attributable to common shares, as adjusted	$(75,132)	$(131,815)	$(74,579)

Net loss per share attributable to common shares — basic and diluted
Reported net loss per share attributable to common shares	$(4.32)	$(6.78)	$(3.73)
Amortization of goodwill per share	0.26	—	—

Net loss per share attributable to common shares, as adjusted	$(4.06)	$(6.78)	$(3.73)

2003 Warrants

Equity Office Management LLC

      In November 2003, the Company entered into an agreement with one of its landlords, Equity Office Management LLC, pursuant to which the lease covering the Company’s Santa Monica facility was restructured. As part of the agreement, Equity Office Management LLC agreed to early terminate the Company’s lease obligation in exchange for $381,000 in cash and warrants to purchase 25,000 shares of Common Stock. The warrants were fully vested upon issuance and are exercisable over a five year period beginning on December 1, 2003, at a price of $2.49 per share.

      Using the Black-Scholes option pricing model and assuming a term of five years and expected volatility of 138%, the fair value of the warrants on the effective date of the agreement approximated $48,000, which was recorded in restructuring and other expenses in the fourth quarter of 2003.

1999 Warrants

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

      As of April 9, 2000, all five milestones had been attained and all related warrants were exercised during 2000 in two net exercises of 766,674 and 1,441,067 shares. Using the Black-Scholes option-pricing model and assuming a term of seven years and expected volatility of 90%, the final revised aggregate fair value of all vested warrants was $93.8 million, which was being amortized to advertising expense using the straight-line method over four years. Aggregate charges to stock-based expenses of $14.7 million and $14.7 million were recorded to operating expenses during 2001 and 2002, respectively, related to these warrants. The value of these warrants was fully amortized at December 31, 2002.

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

      The shares underlying the milestones for which achievement was considered probable were remeasured at each subsequent reporting date, beginning at December 31, 1999, until each sub-branded Qwest mailbox registration threshold was achieved and the related warrant shares vest, at which time the fair value attributable to each tranche of the warrant was fixed. In the event such remeasurement resulted in an increase or decrease from the initial fair value, these increases or decreases were recognized immediately, if the fair value of the shares underlying the milestone had been previously recognized, or over the remaining term, if not.

      In October 1999, the first of the six milestones had been attained. Using the Black-Scholes option-pricing model and assuming a term of 5 years and expected volatility of 90%, the final revised aggregate fair value of the vested warrants associated with the first milestone approximated $22.2 million, which was amortized to advertising expense using the straight-line method over three years. The Company expects that future changes in the trading price of the Company’s Common Stock at the end of each quarter, and at the time certain milestones are considered probable and achieved, may cause additional substantial changes in the ultimate amount of the related stock-based charges.

      As of December 31, 2001, only the first of the six milestones had been attained. None of the remaining milestones are considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones has not been recognized. During 2001 and 2002, $4.6 million and $4.6 million, respectively, was charged to stock-based operating expense related to the vested warrants. The value of these warrants was fully amortized at December 31, 2002 and accordingly no expense was recognized related to these warrants during 2003.

Worldsport Network Ltd.

      In December 1999, the Company entered into an agreement with Worldsport Network Ltd., the sole and exclusive provider of Internet solutions for the General Association of International Sports Federations (“GAISF”) and a majority of the international federations it recognizes. Under the terms of the agreement, Worldsport offers the Company’s web-based email and calendaring services to the GAISF network and its members. As part of the agreement, Worldsport agreed to provide sub-branded advertising for the Company in exchange for warrants to purchase up to a 1.25% equity interest in the Company on a fully diluted basis upon attainment of each of five milestones based on the number of email boxes for which Worldsport registers and provides sub-branding. The warrants are exercisable for five years after becoming vested. Any warrants not vested within five years of the date of the agreement will be canceled. Worldsport ceased operations and filed for bankruptcy during 2000 and the Company continues to believe the warrants will ultimately expire unvested and unexercised.

Lessor Warrants

      In December 1999, the Company entered into an agreement with one of its lessors, in connection with an office lease, pursuant to which the lessor was issued warrants to purchase up to a maximum of 25,000 shares of the Company’s Common Stock. The warrants may be exercised beginning January 1, 2000 through December 20, 2006 at a price of $90.00 per share. The warrants vest at the beginning of each month on a straight-line basis in the amount of 521 shares per month. At December 31, 2003, the warrants remained unexercised.

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

      Subsequent to the acquisition, the Company entered into discussions with Telco to modify their relationship. Accordingly, the vesting provisions of the proposed agreement were modified to reflect the requirements of the new relationship. As of December 31, 2003, none of the vesting milestones of the original agreement had been attained and none of the milestones are considered probable. Accordingly no deferred compensation associated with the warrants has been recognized. The Company expects that future changes in the trading price of the Company’s Common Stock at the end of each quarter, and at the time certain milestones are achieved, may cause substantial changes in the ultimate amount of the related stock-based charges.

Note 9 — Related Party Transactions

General Atlantic Partners

      In November 2003, the Company issued $10 million in 10% Senior Secured Convertible Notes to General Atlantic Partners, which are convertible into 7.3 million shares of Series E Preferred Stock. See Note 11 – Convertible Notes.

Cheung Kong Group

      In November 2003, the Company executed an agreement to exchange approximately $32.8 million in face value of its 5 3/4% Notes, which were held by a group of investors led by Cheung Kong Group and its Whampoa Limited affiliates, for approximately 21.9 million shares of Series E Preferred Stock. The conversion of the 5 3/4% Notes and the issuance of the Series E Preferred Stock will be affected upon shareholder approval. See Note 11 – Convertible Notes.

Vectis Group, LLC

      In March 2001, the Company entered into certain agreements with Vectis Group, LLC (“Vectis Group”) to engage Vectis Group to act as an advisor to the Company with respect to various strategic alternatives the Company was exploring and to assist with other management related services. As part of the agreement, Vectis Group agreed to provide consulting services to the Company in exchange for a monthly retainer fee, potential transaction – based fees associated with certain strategic asset sales and investments in

Critical Path and immediately exercisable warrants to purchase 500,000 shares of the Company’s Common Stock with an exercise price of $2.00 per share, issuable upon execution of the agreement. Using the Black-Scholes option-pricing model and assuming a term of three years, the term of the agreement, and expected volatility of 215%, the initial and final fair value of the warrant on the effective date of the agreement approximated $732,000, which was recognized upon the execution of the agreement in March 2001, because the relationship was terminable at any time. During the term of the agreement, the Company paid Vectis Group an aggregate of approximately $1.1 million in retainer fees and expenses, paid monthly over the life of the agreements, and approximately $3.1 million in transactional fees, which included approximately $2.75 million in connection with the preferred stock financing transaction in November 2001, in which Vectis Group participated as one of several investors in this transaction led by General Atlantic Partners and its affiliates. See also Note 15 – Financing Transactions and Preferred Stock. William McGlashan, Jr., a principal in Vectis Group, and a member of the Board of Directors of the Company, was appointed interim President and Chief Operating Officer of the Company in April 2001 and was later appointed Vice Chairman and Chief Executive Officer. Effective September 30, 2001, the Company terminated its agreements with Vectis Group for consulting and other transactional services. In connection with the termination of the agreements, certain other employees of Vectis Group became employees of Critical Path. The Company paid to Vectis a total of approximately $12,500 for expense reimbursement in February 2002. Although the agreements were terminated, certain obligations under the agreement survived, including the transaction fee paid in connection with the Company’s financing transaction in 2001 and related indemnification obligations. The total potential remaining fees payable aggregate between zero and $135,000.

Release of The docSpace Company Escrow Funds

      In June 2003, the Company entered into an agreement with the former shareholders of The docSpace Company, Inc. to release back to the Company approximately $3.8 million of approximately $4.7 million in remaining funds held in escrow related to the Company’s acquisition of The docSpace Company in 2000. The funds were remitted to the Company in June 2003, and the Company recognized a gain of $3.8 million in Other Income during the second quarter of 2003.

      The escrow account was initially established in February 2000 with $5.0 million to be used to reimburse the former shareholders of The docSpace Company for certain qualifying expenses related to the establishment, maintenance and dissolution of the various holding companies established by the sellers in connection with the structuring of The docSpace Company acquisition. The escrow fund is scheduled to terminate in February 2005, unless all related holding companies are dissolved prior to such date, at which time all remaining funds held in escrow will be remitted to Critical Path, Inc. The remaining funds held in escrow are expected to be sufficient to cover all foreseeable costs over the remaining term of the escrow agreement based on analysis performed by both the Company and the docSpace shareholders; however, in the event such funds are not sufficient Critical Path will be responsible for the reimbursement of any qualifying expenses.

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

Notes receivable from officers

      During 2000, the Company issued a note receivable to a former Chief Financial Officer, Lawrence Reinhold, equal to $1.7 million. Mr. Reinhold’s full recourse note accrued interest at the rate of 6.0% per annum and both principal and interest were scheduled to be forgiven over a specified period. During Mr. Reinhold’s employment with Critical Path, approximately $270,000 of principal and interest was forgiven, consistent with the terms of the note, and charged to operating expenses. The repayment of the outstanding loan was subject to certain change of control and employment termination criteria. In August 2001, Mr. Reinhold terminated his employment with the Company. In connection with the termination all outstanding principal and interest totaling $1.5 million was forgiven by the Company and charged to operating expenses.

      In connection with his employment agreement, in October 2001 the Company advanced a loan to and held a note receivable from Pierre Van Beneden, President, totaling $350,000. Mr. Van Beneden’s loan was interest free for the first year and was forgiven in monthly installments over the first year of Van Beneden’s employment, resulting in a compensation charge to operating expense ratably over the first twelve months of his employment. As of October 8, 2002, the one-year anniversary of his employment with the Company, the note had been fully forgiven. Mr. Van Beneden’s employment terminated shortly thereafter.

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

      In connection with the reduction of the loan commitment, in May 2002 Mr. McGlashan was granted an option to purchase 1,000,000 shares of the Company’s Common Stock, at an exercise price of $1.74 per share, which was the fair market value on the date of grant. The option was immediately exercisable subject to the Company’s lapsing right of repurchase at a price equal to the exercise price per share over a three year period. Mr. McGlashan exercised his right to early exercise purchase the shares through a promissory note and stock pledge agreement in May 2002. As such the Company now holds a promissory note in the amount of $1,740,000 secured by shares of Common Stock. The promissory note accrues interest at the adjustable quarterly reference rate of Fidelity Investments or similar banking entity as the shares vest with respect to that portion of the purchase price representing the purchase price of the “vested” shares. As of December 31, 2003, approximately $24,000 interest had accrued.

      In accordance with EITF Issue No. 00-23, the early exercise of these options is not considered a substantive exercise, for accounting purposes, until the repurchase right lapses. Accordingly, the total exercise price of these options was initially recognized as an asset, in Other assets, and as a liability, in Capital lease and other obligations. These balances have been reclassified to shareholders’ deficit, in Notes receivable from shareholders, Common Stock and Paid in Capital, as the right of repurchase lapses. One third lapsed in May 2003, and one thirty-sixth lapses monthly thereafter. As of December 31, 2003, $870,000 has been reclassified into Shareholders’ Deficit.

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

      In February 2003, Laureen DeBuono terminated her employment as executive vice president and chief financial officer of the Company, but continued through June 2003 as a consultant. In connection with a separation agreement and release, Ms. DeBuono received a lump sum payment of $208,000, representing four months base salary, and a $25,000 payment intended to cover reimburseable expenses incurred during her tenure with the Company. Ms. DeBuono was paid $125,000 associated with the consulting work performed through June 2003. As an additional benefit under the separation agreement, Ms. DeBuono was granted an extension until December 31, 2004, to exercise her option grants, resulting in a charge of $92,000 to stock-based expenses.

      In August 2003, Robert Allen Shipp terminated his employment as president of the Company, but continued through December 2003 as a consultant. In connection with a separation agreement and release, Mr. Shipp was paid a lump sum payment of $262,500, representing nine months base salary. The consulting services to be performed by Mr. Shipp were to be performed on a commissioned basis and no amounts had been paid or remained to be earned as of December 31, 2003.

Consulting Agreements

      In April 2002, the Company retained the services of CTD, LLC (“CTD”), an operational planning consulting company. The founder and president of CTD is Patrick Tracy Currie, who subsequently became the Company’s Executive Vice President, Operations and General Manager of Hosted Operations following the termination of the consulting arrangement with CTD as described below. Mr. Currie and his spouse share full ownership of CTD. Under the terms of the Statement of Work entered into between the Company and CTD, CTD received payments for its services based on daily rates as well as reimbursement of costs associated with the work performed. In connection with this consulting arrangement, the Company paid to CTD an aggregate of approximately $320,000 in 2003.

      In August 2002, the Company retained the services of The Cohen Group, an international strategic consulting company. The chairman and chief executive officer of The Cohen Group is William S. Cohen, a former member of the Board of Directors of the Company. Under the agreement, The Cohen Group received a $150,000 retainer fee to be credited against a sliding scale of earned sales and referral commissions on transactions resulting in license revenue for the Company. The agreement is for a one year renewable term, with reimbursement for specified expenses up to a cap of 5% of the retainer and a provision for extension in the event the retainer fee is not earned during the term. This agreement was not renewed in 2003.

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

Note 10 — Credit Facility

      In September 2002, the Company entered into a $15.0 million one-year line of credit with Silicon Valley Bank, to be utilized for working capital and general corporate operations. The credit facility was amended on March 25, 2003 and again on July 18, 2003, as a result of non-compliance with the financial covenants of the facility. The Company regained compliance with the covenants in the credit facility upon execution of the line of credit agreement on July 18, 2003 and extended the maturity of the credit facility to January 30, 2004. In December 2003, the Company did not comply with a certain financial covenant and it subsequently received a letter from Silicon Valley Bank on December 17, 2003 waiving such covenant violation. The credit facility is collateralized by certain of the Company’s assets, and borrowings under the current agreement bear a variable interest rate of Prime plus 2.0%, which has ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Commitment fees related to the credit facility included an initial commitment fee of 0.50%, or $75,000, and additional commitment fees of $35,000 for each amendment. The facility carries an additional fee based on unused credit of 0.45% payable at the end of each quarterly period in arrears and an early termination fee of 1.0% of the total credit facility through maturity. During the first quarter of 2003, the Company drew $4.9 million against the line of credit and repaid $2.6 million during the fourth quarter of 2003. As of December 31, 2003 a $2.3 million balance remained outstanding. Additionally, during the year the Company reduced letters of credit held under the credit facility from $3.0 million at December 31, 2002 to $2.7 million at December 31, 2003. All associated interest and fees are included as a component of interest expense.

      On January 30, 2004, the Company executed an amendment with Silicon Valley Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 31, 2004. Subsequently, on March 12, 2004 the Company executed an additional amendment with Silicon Valley Bank, which increased the size of the credit line to a maximum of $6.0 million and extended the maturity date to June 30, 2005. The credit facility continues to be collateralized by certain of the Company’s assets and borrowings under the current agreement bear a variable interest rate of between Prime plus 1.5% and Prime plus 3.0%, which has historically ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Initial commitment fees of $20,000 and $100,000 were charged related to the January and March amendments, respectively. Additionally, the facility carries an expedite fee of $50,000, an unused facility fee of either 0.45% or 2.00%, based upon the level of cash balances held at the bank, payable at the end of each quarterly period in arrears, and an early termination fee of $50,000 if the facility is canceled prior to August 1, 2004. In connection with the March 2004 amendment to the credit facility, the Company agreed to issue warrants to purchase up to 100,000 shares of its Common Stock to Silicon Valley Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date of March 12, 2011.

Note 11 — Convertible Notes

5 3/4% Convertible Subordinated Notes

      During 2000, the Company issued $300.0 million of five-year, 5 3/4% Convertible Subordinated Notes (“5 3/4% Notes”) due April 2005, to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Holders may convert the 5 3/4% Notes into shares of Common Stock at any time before their maturity or the business day before their redemption or repurchase by the Company. The conversion rate is 9.8546 shares per $1,000 principal amount of 5 3/4% Notes subject to adjustment in certain circumstances. This rate is equivalent to a conversion price of approximately $101.48 per share. On or after the third business day after April 1, 2003, through March 31, 2004, the Company has the option to redeem all or a portion of the 5 3/4% Notes that have not been previously converted at the redemption price equal to 102.30% of the principal amount. During the period from April 1, 2004 through March 31, 2005, the Company has the option to redeem all or a portion of the 5 3/4% Notes that have been previously converted at the redemption price equal to 101.15% of the principal amount. Thereafter the redemption price is equal to 100% of the principal amount. The 5 3/4% Notes are non-callable for three years. In the event of a “Change in Control,” as defined in 5 3/4% Notes’ Offering Circular, the 5 3/4% Notes holders have the option of requiring the Company to repurchase any 5 3/4% Notes held at a price of 100% of the principal amount of the 5 3/4% Notes plus accrued interest to the date of repurchase.

      The Company incurred approximately $10.8 million in debt issuance costs, consisting primarily of underwriting discount and legal and other professional fees. These costs have been capitalized and will be recognized as a component of interest expense on a straight-line basis, which approximates the effective interest method, over the five-year term of the 5 3/4% Notes. During 2001, 2002 and 2003, the Company recorded interest expense related to the amortization of the debt issuance costs of $1.5 million, $275,000 and $275,000, respectively.

      Interest is payable on April 1 and October 1 of each year. As of December 31, 2001, 2002 and 2003, there was approximately $600,000, $556,000 and $556,000 in interest payable, respectively. During 2001, 2002 and 2003, the Company recorded interest expense related to the 5 3/4% Notes of $12.1 million, $2.2 million and $2.2 million, respectively. The 5 3/4% Notes are subordinated in right of payment to all senior debt of the Company and effectively subordinated to all existing and future debt and other liabilities of the Company’s subsidiaries.

      During 2001, the Company retired $261.4 million of face value of the 5 3/4% Notes, which resulted in an extraordinary gain on retirement of $179.3 million, inclusive of $6.8 million in write-downs of related debt issuance costs. The Company used cash of $53.1 million and equity in order to retire the 5 3/4% Notes, inclusive of approximately $4.4 million in accrued interest. See also Note 15 – Financing Transactions and Preferred Stock. As of December 31, 2001, 2002 and 2003 the total balance outstanding was $38.4 million. These 5 3/4% Notes are carried at cost and had an approximate fair value at December 31, 2003 of $35.8 million.

      In November 2003, the Company executed an agreement to exchange approximately $32.8 million in face value of its 5 3/4% Notes, which were held by a group of investors led by Cheung Kong Investors, for approximately 21.9 million shares of Series E Preferred Stock. Upon shareholder approval, approximately $32.8 million face value of 5 3/4% Convertible Subordinated Notes held by the Cheung Kong Investors will be exchanged for approximately 21.9 million shares of Series E Preferred Stock. As a result, a charge equal to the fair value of the Series E Preferred Stock less the carrying value of the related Notes, net of unamortized issuance costs, will be recorded to arrive at net loss and net loss attributable to common shareholders as of the date of the exchange.

      In March 2004, the Company executed an amendment with the Cheung Kong Investors, which would extend the maturity of the $32.8 million in face value of 5 3/4% Notes held by the Cheung Kong Investors from April 1, 2005 to April 1, 2006. The extension will only take place in the event the Company’s shareholders do not approve the exchange of the 5 3/4% Notes held by the Cheung Kong Investors for approximately 21.9 million shares of the Company’s Series E Preferred Stock. In addition, in the event the maturity date is extended to April 1, 2006, the interest rate on the 5 3/4% Notes held by the Cheung Kong Investors will increase to 7 1/2% for the period beginning April 1, 2005 and ending April 1, 2006, and the Company will be required to pay fees totaling $1.5 million.

10% Senior Secured Convertible Notes

      In November 2003, the Company issued $10 million in 10% Senior Secured Convertible Notes to the General Atlantic Investors. These notes have the following carrying value at December 31, 2003:

December 31,
2003

10% Senior Secured Convertible Notes	$9,250
Amount allocated to derivative instrument	750
Accretion on 10% Senior Secured Convertible Notes	16

Carrying value of 10% Senior Secured Convertible Notes	$10,016

      At issuance, the senior secured convertible note issued to General Atlantic Investors was deemed to have an embedded derivative, related to the acceleration of any unearned interest upon conversion prior to the first anniversary of its issue date. The fair value of this derivative, which was fixed at $750,000 at issuance, was recorded as a reduction in the carrying amount of the convertible secured note and will be accreted over the initial year of the four year term. As a result, the Company recorded accretion of approximately $16,000 to interest expense during 2003.

      Upon shareholder approval, the $10 million in principal amount of senior secured convertible notes held by the General Atlantic Partners, plus interest, will convert into 7.3 million shares of Series E convertible preferred stock at $1.50 per share. As a result, interest expense of approximately $5.7 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E convertible preferred stock. Interest expense of $100,000 was recognized on the debt during 2003 and remained payable as of December 31, 2003. These notes, which are carried at their accreted cost of $10.0 million, had an approximate fair market value of $10.0 million as of December 31, 2003.

      In January 2004, the Company issued $15 million in principal amount of 10% Senior Secured Convertible Notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. These notes are convertible into approximately 10 million shares of Series E Preferred Stock at $1.50 per share only if the Company receives shareholder approval. As a result, interest expense of approximately $1.5 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E Preferred Stock. If the Company does not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of the Company’s Common Stock at $1.65 per share, provided the note holder will not be able to convert its notes into shares of Common Stock to the extent the note holder, together with its affiliates, would own 9.9% or more of the Company’s Common Stock after conversion. If these notes do not convert into Series E Preferred Stock or Common Stock, they become due and payable on the fourth anniversary of their issuance.

      In March 2004, the Company issued $18.5 million in principal amount of 10% Senior Secured Convertible Notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital. These notes are convertible into approximately 12.3 million shares of Series E Preferred Stock at $1.50 per share only if the Company receives shareholder approval. If the Company does not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of the Company’s Common Stock at $2.18 per share, provided the note holder will not be able to convert its notes into shares of Common Stock to the extent the note holder, together with its affiliates, would own 9.9% or more of the Company’s Common Stock after conversion. As a result, interest expense of approximately $8.4 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E Preferred Stock. If these notes do not convert into Series E Preferred Stock or Common Stock, they become due and payable on the fourth anniversary of their issuance.

      The 10% Senior Secured Convertible Notes become due and payable on the consummation of a qualified asset sale, a change of control or any financing or series of financings that in the aggregate raises at least $40 million. Additionally, the notes become due and payable when declared due and payable by a holder upon the occurrence of an event of default, which include, subject to some exceptions: (1) the Company’s failure to pay any amounts due under notes when they are due and payable, (2) the Company’s default on any indebtedness with a principal amount of at least $500,000, (3) the Company’s voluntary or involuntary bankruptcy, (4) any judgment for the payment of money of more than $500,000, (5) the attachment by its lenders of any of its assets, or (6) the occurrence of any event having a material adverse effect on the Company’s business, operations, assets, properties or condition.

      The 10% senior secured convertible notes also contain a financial covenant that requires the Company to maintain a minimum monthly average operating cash flow, over any given fiscal quarter, for its operations in the Americas of negative $3.0 million. Additionally, the Company may not incur, create or assume indebtedness or liens under the notes, with specified exceptions. Also, with some exceptions, under the notes it may not: (1) merge with another entity, (2) make any restricted payments, including dividends, distributions and the redemption any of its options or capital stock, (3) enter into any transactions with any affiliates, (4) make investments, (5) change the nature of the Company’s business, (6) permit the Company’s domestic subsidiaries to hold real or personal property in excess of specified amounts or (7) create any new subsidiaries.

      If the Company breaches any representation or warranty or fail to abide by any of its covenants, including the foregoing covenants, then the 10% Senior Secured Convertible Notes may become immediately due and payable. If these notes do not convert into Series E Preferred Stock or Common Stock, the principal and related interest will become due and payable on the fourth anniversary of their issuance.

Note 12 — Income Taxes

      The Company did not provide any deferred federal or state income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on its net deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

      At December 31, 2003, the Company had approximately $337 million of federal and $165 million of state net operating loss carryforwards available to offset future taxable income. Federal and state net operating loss carryforwards expire in varying amounts through 2021 for federal and 2008 for state purposes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. These carryforwards will begin to expire at various times starting in 2013 and 2006 for federal and state tax purposes, respectively.

      Since inception, the Company has incurred several ownership changes which have limited the Company’s ability to utilize loss carryforwards as defined in IRC Section 382. Based on the most current change, the losses are subject to a limitation of $324 million per year. The Company believes the limitation should not have a material effect on the future utilization of the losses.

      At December 31, 2003, the Company also had research and development credit carryforwards of approximately $15.9 million for federal and state purposes. The research and development credit carryforwards expire through 2021 for federal purposes, and do not expire for state purposes.

      Loss before provision for income taxes consists of the following (in thousands):

	2001	2002	2003

Domestic	$(67,000)	$(114,578)	$(51,613)
Foreign	(5,258)	(2,354)	(9,664)

Total	$(72,258)	$(116,932)	$(61,277)

      The components of the provision for income taxes are as follows (in thousands):

	December 31,

	2001	2002	2003

Current:
Federal	$1,600	$(800)	$50
Foreign	5,606	1,779	806

	$7,206	$979	$856

      Deferred tax assets (liabilities) consist of the following (in thousands):

	December 31,

	2002	2003

Deferred tax assets
Net operating loss carryforwards	$111,288	$128,912
Tax credits	15,918	15,841
Fixed assets	7,043	4,568
Intangible assets	—	4,283
Accrued liabilities	1,762	1,486

Total deferred tax assets	$136,011	$155,090
Deferred tax liability
Intangible assets	$(3,492)	$—

	$(3,492)	$—

Gross deferred tax assets	$132,518	$155,090

Valuation allowance	$(132,518)	$(155,090)

Net deferred tax assets	$—	$—

      The net increases in the valuation allowance for 2001, 2002 and 2003 were $9.5 million, $28.7 million and $22.6 million, respectively.

      Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	December 31,

	2001	2002	2003

Tax at federal statutory rate	(34)%	(34)%	(34)%
State, net of federal benefit	(2)%	(3)%	(5)%
Stock-based expenses	17%	0%	0%
Research and development credits	(2)%	(1)%	(1)%
Change in valuation allowance	16%	26%	33%
Foreign taxes	5%	5%	7%
Warrant amortization	9%	5%	0%
Other	1%	4%	1%

Provision for income taxes	9%	1%	1%

Note 13 — Commitments and Contingencies

Leases

      The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2014. Rent expense during 2001, 2002 and 2003, totaled $5.4 million, $4.8 million and $5.3 million, respectively. Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Year Ending December 31
2004	$1,055	$4,805
2005	660	4,214
2006	432	4,076
2007	—	1,366
2008 and beyond	—	5,134

Total minimum lease payments	$2,147	$19,595

Less: Amount representing interest	(59)

Present value of capital lease obligations	$2,088
Less: Current portion	(1,015)

Long-term portion of capital lease obligations	$1,073

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

      In connection with the Company’s acquisition of Critical Path Pacific in June 2002, the Company assumed a capital lease with a termination date of August 2006. The capital lease obligation totaled $1.9 million and $1.6 million at December 31, 2002 and 2003, respectively.

Other Contractual Obligations

      The Company entered into other contractual obligations which total $10.3 million at December 31, 2003. These obligations are primarily associated with the future purchase of equipment and software, the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for the Company’s hosted operations. These obligations are expected to be completed over the next 4 years, including $7.7 million in 2004.

Service Level Agreements

      Net revenues are derived from contractual relationships that typically have one to three year terms. Certain agreements require minimum performance standards regarding the availability and response time of email services. If these standards are not met, such contracts are subject to termination and the Company could be subject to monetary penalties.

Litigation and Investigations

      The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, the Company is not a party to any other material legal proceedings.

      Action in the Superior Court of San Diego. On December 24, 2003, the Company was named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including the Company, and various other unnamed defendants. The complaint alleges that the Company, as Peregrine’s customer, engaged in a series of fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine in August 2001. The complaint alleges causes of action for fraud and deceit, negligent misrepresentation, violations of California Corporations Code provisions regarding sales of securities by means of false statements or omissions, violations of California Corporations Code provisions regarding securities sales made on the basis of undisclosed, material inside information, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. The Company believes the claims are without merit and intends to defend itself vigorously. On February 23, 2004, the Company filed a demurrer and a motion to strike the complaint, both of which are currently scheduled to be heard on April 9, 2004. Because the litigation is at an early stage, the outcome cannot be predicted with any certainty.

      Securities Action in Northern District of California. On April 30, 2002, MBCP PeerLogic LLC and other named plaintiffs filed suit in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s former officers. The plaintiff shareholders had opted out of a shareholder litigation settlement that was approved by the U.S. District Court for the Northern District of California. On November 25, 2003, the Company entered into settlement of these claims, approved by the United States District Court for the Northern District of California, pursuant to which the Company agreed to issue 553,914 shares of Common Stock and 188,587 shares of Series D Preferred Stock in exchange for a release of plaintiffs’ claims, and recorded a charge of $5.1 million related to the value of these issuances as stock-based expense – general and administrative in the fourth quarter of 2003. The Company also agreed to exchange 69,149 shares of Series D Preferred Stock for 733,333 shares of Series E Preferred Stock if the Company obtains shareholder approval of the matters being submitted to a vote of the Company’s shareholders at a special meeting. The plaintiffs’ claims against the Company were voluntarily dismissed with prejudice, and without costs or attorneys’ fees to any party. The Company’s counterclaims against plaintiffs were also dismissed with prejudice, and without costs or attorneys’ fees to any party.

      Derivative Actions in Northern District of California. Beginning on February 5, 2001, Critical Path was named as a nominal defendant in a number of derivative actions, purportedly brought on the Company’s behalf, filed in the Superior Court of the State of California and in the U.S. District Court for the Northern District of California. The derivative complaints alleged that certain of the Company’s former officers and directors breached their fiduciary duties, engaged in abuses of control, were unjustly enriched by sales of the Company’s Common Stock, engaged in insider trading in violation of California law or published false financial information in violation of California law. This case was fully and finally settled in December 2003 and approved by the Court. The settlement involved a monetary recovery by the Company of $330,000.

      Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of the Company’s former officers and directors and underwriters connected with the Company’s initial public offering of Common Stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased the Company’s Common Stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. The Company has reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by the Company and no admission of liability. However, it is subject to approval by the Court, which has not yet occurred.

      Securities and Exchange Commission Investigation. In 2001, the Securities and Exchange Commission (“the SEC”) investigated the Company and certain of the Company’s former officers, employees and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The SEC concluded its investigation of the Company in January 2002 and, without admitting or denying liability, the Company consented to a cease and desist order and an administrative order as to violation of certain non-fraud provisions of the federal securities laws. The investigation has also thus far resulted in charges being filed against five former officers and employees. The Company believes that the investigation of the Company’s former officers and employees may continue. While the Company continues to fully cooperate with any requests with respect to such investigation, the Company does not know the status of such investigation.

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

      In April 2002, the landlord filed suit in San Francisco Superior Court against the Company alleging, among other things, breach of the lease and tort claims related to the lease transaction. In its complaint, the landlord sought unspecified damages for back rent, attorneys’ fees, treble damages under certain statutes, and unspecified punitive damages. In August 2003, the Company filed the Company’s answer to the second amended complaint and a cross-complaint against the landlord, under which the Company seek compensatory damages and unspecified punitive damages for the landlord’s failure to disclose the zoning restrictions on the leased premises before the lease was signed. In early February 2004, the Company reached an agreement in principle with the landlord to fully and finally settle this litigation as well as the zoning dispute described above in exchange for $100,000 in cash and a warrant to purchase 100,000 shares of the Company’s Common Stock at a purchase price equal to current fair market value as of the date of settlement. However, a final written settlement agreement has not yet been executed. At December 31, 2003, the Company had accrued sufficient amounts to cover the cost of the proposed settlement.

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

Note 14 — Minority Interest in Subsidiary

      In connection with the Company’s acquisition of Isocor Corporation in January 2000, it acquired a 72.87% interest in CP Italia. In March 2001, the Company acquired the remaining outstanding 27.13% interest in CP Italia for approximately $4.2 million. Until March 2001, when CP Italia became a wholly-owned subsidiary of the Company, the Company consolidated the operating results of CP Italia and recorded minority interest in net income, which was insignificant in 2001.

Note 15 — Financing Transactions and Preferred Stock

      The carrying value of the Series D Preferred Stock at December 31 was determined as follows:

	2002	2003

	(In thousands)
Series D Preferred Stock — 2001 Transaction	$55,000	$55,000
Series D Preferred Stock — MBCP Peerlogic	—	3,755
Less: Issuance costs	(3,075)	(3,075)

Series D Preferred Stock, net of issuance costs	51,925	55,680
Less amounts allocated to:
Common stock warrants	(5,250)	(5,250)
Beneficial conversion feature	(41,475)	(41,475)
Add liquidation preference	7,440	19,640
Add amortization and accretion	14,260	26,706

Carrying value of Series D Preferred Stock and embedded change-in-control feature at December 31	$26,900	$55,301

      The accretion on redeemable convertible preferred stock totaled $356,000, $13.9 million and $12.4 million during 2001, 2002 and 2003, respectively. During 2001, the accretion was comprised of $121,000 in accrued dividends and accretion of $235,000. During 2002, the accretion on redeemable convertible preferred shares was comprised of $4.4 million in accrued dividends and accretion of $9.5 million. During 2003, the accretion on redeemable convertible preferred shares was comprised of $4.9 million in accrued dividends and accretion of $7.5 million.

Series D Preferred Stock

      In December 2001, the Company completed a financing transaction with a group of investors and their affiliated entities. In connection with this financing transaction, the Company issued 4 million shares of its Series D Cumulative Redeemable Convertible Participating Preferred Stock (“Series D Preferred Stock”), in a private offering, resulting in gross cash proceeds of approximately $30 million, and the simultaneous retirement of approximately $65 million in face value of the Company’s outstanding convertible subordinated notes. The investors were led by General Atlantic Partners LLC and affiliates and included Hutchison Whampoa Limited and affiliates and Vectis Group LLC and affiliates. In addition, General Atlantic LLC was granted warrants to purchase 625,000 shares of the Company’s Common Stock in connection with this offering.

      The Series D Preferred Stock issued in the financing transaction ranks senior to all of the Company’s Preferred and Common Stock in priority of dividends, rights of redemption and payment upon liquidation. The fair value ascribed to the preferred stock was based on actual cash paid by independent investors and the approximate fair value of the 5 3/4% Notes retired in connection with the offering. The principal terms of the preferred stock include an automatic redemption on November 8, 2006, cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis and payable in cash or additional shares of Series D Preferred Stock, conversion into shares of Common Stock calculated based on the Accreted Value — that is, the purchase price plus accrued dividends — divided by $4.20, and preference in the return of equity in any liquidation or change of control.

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

      The purchase agreement provides for a preferential return of equity to the Series D Preferred Stockholders, before any return of equity to the common shareholders, and also provides for the Series D Preferred Stockholders to participate on a pro rata basis with the common shareholders, in any remaining equity, once the preferential return has been satisfied. Under the terms of this provision, the preferential return of equity is equal to the purchase price of the Series D Preferred Stock plus all dividends that would have accrued during the term of the preferred stock, even if a change in control occurs prior to the redemption date. The right to receive a preferential return lapses if either: (i) Critical Path is sold for a price per share of Series D Preferred Stock, had each such share been converted into Common Stock prior to change in control of at least four times the Accreted Value, or (ii) Critical Path’s stock trades on NASDAQ for 60 days prior to the change-in-control at an average price of not less than four times the Accreted Value. As part of the Company’s November 2003 private placement of 10% Senior Secured Convertible Notes, the Company agreed to seek shareholder approval to amend the terms of the Series D Preferred Stock to, among other things, amend the Series D Preferred Stock liquidation preference upon a liquidation and change of control, to eliminate the participation feature, to reduce the conversion price from $4.20 to $1.50 and to reduce the amount of dividends to which the holders of Series D Preferred Stock are entitled.

      At December 31, 2001, 2002 and 2003, the estimated fair value of the liquidation preference was $5.2 million, $12.6 million and $24.8 million, respectively, and was allocated to that feature and recorded as a separate component of the Series D Preferred Stock. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the preference to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of operating income. Net charges to other expense during 2002 and 2003 of $7.4 million and $12.2 million, respectively, were recognized as a result of the increase in value of the liquidation preference.

      The warrants are exercisable at any time after November 8, 2002 until November 8, 2006 at an exercise price of $4.20, and convert into one share of the Company’s Common Stock. A portion of the proceeds received for the Series D Preferred Stock was allocated to the warrants and the preferred stock, based upon their relative fair market values. As a result of this allocation, approximately $5.25 million of the proceeds were allocated to the warrants, which was recorded as a reduction of the carrying value of the Series D Preferred Stock. Using the Black-Scholes option pricing model, assuming a four-year term, 200% volatility, a risk-free rate of 6.0% and no dividend yield, the fair market value of the warrants was $6.2 million. As part of the Company’s November 2003 private placement of 10% Senior Secured Convertible Notes, the Company agreed to seek shareholder approval to amend the warrants to reduce the exercise price per share from $4.20 to $1.50.

Accretion on redeemable convertible preferred shares and valuation of liquidation preference

      In connection with the financing transaction completed during December 2001, the Company received gross cash proceeds of approximately $30 million and retired approximately $65 million in face value of the Company’s outstanding convertible subordinated notes in exchange for shares of the Company’s Series D Preferred Stock.

      During 2001, 2002 and 2003, the accretion on preferred stock totaled $356,000, $13.9 million and $12.4 million, respectively. The accretion during 2001 was comprised of $121,000 in accrued dividends and accretion of $235,000. During 2002 the accretion on preferred stock was comprised of $4.4 million in accrued dividends and accretion of $9.5 million. During 2003 the accretion on preferred stock was comprised of $4.9 million in accrued dividends and accretion of $7.5 million.

MBCP Peerlogic

      In November 2003, the Company issued 188,587 shares of Series D Preferred Stock to MBCP Peerlogic (“MBCP Shares”) related to the settlement of certain litigation, resulting in a charge of $3.8 million. See also Note 13 – Commitments and Contingencies. These shares have all of the same rights and preferences as the Series D Preferred Stock issued to the 2001 Investors. Additionally, 69,149 of these shares are automatically convertible into Series E preferred stock to the extent such preferred stock is issued in the future (refer to 2003 Transaction below). Upon conversion of the Series D preferred stock issued to MBCP PeerLogic, LLC and its affiliates into Series E preferred stock, a charge will be recorded equal to the fair value of the Series E preferred stock less the carrying value of the Series D preferred stock will be recorded, as of the date of the exchange, to arrive at net loss attributable to common shareholders.

2003 Financing Transaction

      On November 18, 2003, the Company issued $10 million in principal amount 10% Senior Secured Convertible Notes to the General Atlantic Investors. These notes, plus $1 million in accrued interest, will convert, subject to shareholder approval, into approximately 7.3 million shares of its Series E Preferred Stock.

      In the same transaction, the Company agreed to exchange approximately $32.8 million in face value of its 5 3/4% Notes held by the Cheung Kong Investors for approximately 21.9 million shares of its Series E convertible Preferred Stock. The Series E Preferred Stock will be issued to these investors only if Critical Path receives shareholder approval.

      In November 2003, the Company announced its intention to make a rights offering to public shareholders of record to purchase up to approximately $21 million of newly issued Series E Preferred Stock at a purchase price of $1.50 per share. Existing holders of its Common Stock, as of the date of record, will have the right to purchase approximately two shares of the new Series E Preferred Stock for every three shares of Common Stock they own as of the record date. The Company intends to initiate this offering during the second quarter of 2004. Upon shareholder approval, the issuance of Series E Preferred Stock pursuant to the proposed rights offering will result in a beneficial conversion feature if the fair value of the Common Stock into which the Series E Preferred Stock is convertible upon issuance is greater than $1.50 per share. The amount of the beneficial conversion feature is recorded in additional paid-in capital and reduces the carrying value of the Series E Preferred Stock. The Series E Preferred Stock carrying value will be increased for the beneficial conversion feature amount through a charge to arrive at net loss attributable to common shareholders over a four year period from the date of issuance using the effective interest method.

      The Series E Preferred Stock will rank senior in preference to all existing equity shares of the Company. These preferred shares will accrue dividends at an annual rate of 5 3/4% of the purchase price of $1.50 per share. See Note 11 — Convertible Notes.

      In addition, the Company announced that upon shareholder approval, it will amend the terms of the Series D Preferred Stock, discussed in Series D Preferred Stock above. As a result of these amendments the Company will record a charge, as of the date of the amendment, equal to the incremental fair value of the amended Series D Preferred Stock resulting from the modifications to the terms of the Series D Preferred Stock to arrive at net loss attributable to common shareholders with the offset to the Series D Preferred Stock carrying value.

2004 Financing Transactions

      In January 2004, the Company signed definitive agreements for the sale of an additional $15 million in 10% Senior Secured Convertible Notes to a group of investors, including Apex Capital, LLC and Passport Capital, LLC. Investment entities affiliated with Apex Capital, LLC have invested $11.25 million and an entity affiliated with Passport Capital, LLC has invested $3.75 million. These notes will, subject to shareholder approval, immediately convert into approximately 10 million shares of newly issued Series E preferred shares. See Note 11 – Convertible Notes.

      In March 2004, the Company issued an additional $18.5 million in principal amount of 10% senior secured convertible notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital. These notes will, subject to shareholder approval, immediately convert into approximately 12.3 million shares of newly issued Series E convertible preferred stock. See Note 11 — Convertible Notes.

Note 16 — Shareholders’ Equity (Deficit)

      Changes in shares of Common Stock outstanding were:

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Common Stock Shares outstanding, beginning of year	18,534	19,145	20,032
Issuance of Common Stock	128	296	666
Exercise of stock options and warrants	492	591	380
Purchase of Common Stock	(9)	—	—

Shares outstanding, end of year	19,145	20,032	21,078

Incorporation and Authorized Capital

      The Company’s Articles of Incorporation, as amended, authorize the Company to issue 125 million shares of Common Stock at $0.001 par value, and 5 million shares of Preferred Stock, at $0.001 par value. The holders of Preferred Stock have various voting and dividend rights as well as preferences in the event of liquidation.

Stock Purchase Rights

      In February 1998, the Company entered into stock purchase agreements with three founders and sold 965,908 shares of the Company’s Common Stock at $0.08 per share. Under the terms of the stock purchase agreements, the Company had the right to purchase the shares of Common Stock at the original issue price in the event any one of the founders ceased to be an employee of the Company. These repurchase rights lapsed by 25% on the first anniversary of the vesting start date and ratably each month thereafter for 36 months. On September 1, 1999, 20,127 shares were repurchased in connection with the early termination of one of the founders. In connection with the issuance of these shares, the Company recorded unearned compensation of $1,306,000 that was being recognized over the periods in which the Company’s repurchase rights lapse. During 2001, $106,000 was recognized as compensation expense and the original unearned compensation amount was fully amortized as of March 31, 2001.

      In October 1998, an officer exercised stock options to purchase 318,671 shares of the Company’s Common Stock at a price of $3.36 per share. Under the terms of the option, the Company had the right to repurchase the unvested shares of Common Stock at the original issue price in the event the officer ceased to be an employee of the Company. The repurchase rights lapsed ratably each month for 48 months. In connection with the option grant preceding this transaction, the Company recognized unearned compensation totaling $3.8 million that is included in the aggregate unearned compensation charges discussed below. In February 2001, this officer’s employment was terminated and the unvested portion of these stock options was accelerated, and resulted in a $732,000 charge to stock-based expenses in the first quarter of 2001. At December 31, 2001, 2002 and 2003, no shares of Common Stock were subject to repurchase rights.

Employee Stock Purchase Plan

      During 1999, the Board of Directors adopted and the shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). The Company authorized 150,000 shares for issuance at inception. The number of shares of Common Stock reserved under the ESPP increases annually on January 1 of each year beginning in 2000 by an amount equal to 1% of the Company’s issued and outstanding Common Stock. However, such increases are limited to 250,000 additional shares each year. Employees generally will be eligible to participate in the ESPP if the Company customarily employs them for more than 20 hours per week and more than five months in a calendar year and they are not 5% or greater shareholders. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their compensation subject to certain maximum purchase limitations per period and other statutory limitations. The ESPP was implemented in a series of overlapping twenty-four month offering periods beginning on the effective date of the Company’s initial public offering with subsequent offering periods beginning on the first trading day on or after May 1 and November 1 of each year. Purchases will occur on each April 30 and October 31 (the “Purchase Dates”) during each participation period. Under the ESPP, eligible employees have the opportunity to purchase shares of Common Stock at a purchase price equal to 85% of the fair market value per share of Common Stock on either the start date of the offering period or the Purchase Date of the related purchase period, whichever is less. Stock purchases under the ESPP in 2001, 2002 and 2003 were 122,274, 295,748 and 113,106 shares, respectively, at a price of $5.12 and $3.12 per share in 2001, $3.12 and $1.56 per share in 2002, and $3.40 and $3.21 per share in 2003. As of December 31, 2003, 274,539 shares were available under the ESPP for future issuance.

      The estimated weighted-average value of purchase rights granted under the ESPP during 2001, 2002 and 2003 was $2.24, $1.52 and $0.46 per share. The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	2003	2002	2001

Expected life of option	6 months	6 months	6 months
Risk-free interest rate	1.6%	2.60%	3.01%
Dividend yield	0.00%	0.00%	0.00%
Volatility	138%	250%	128%

      The aggregate fair value of purchase rights granted in 2003, 2002 and 2001 was approximately $52,000, $446,000 and $928,000, respectively.

Stock Options

      During 1998 and 1999, the Company’s Board of Directors adopted the 1998 Stock Option Plan and the 1999 Nonstatutory Stock Option Plan, respectively (together, the “Option Plans” and each a “Plan”). The 1998 Plan provides for the granting of options to purchase up to 10,197,185 shares of common stock to employees, officers, directors and consultants, with an increase annually on January 1 of each year by an amount equal to 2% of the total number of shares of the Company’s Common Stock authorized for issuance at the end of the most recently concluded fiscal year, and the 1999 Plan provides for the granting of up to 7,062,500 shares of common stock to non-executive officer employees or the initial employment grant for executive officers. In November 2001, the Board approved an increase of 2,812,500 to the number of option shares reserved for grant to non-executive officer employees under the 1999 Plan. The 1998 Plan is a shareholder approved plan and allows for options to be granted as either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). Options granted under the 1999 Plan may only be nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees, including officers and employee directors. NSOs may be granted to Company employees, non-employee directors and consultants. At December 31, 2003 the total number of shares of common stock available for option grants was 4,309,977 and 1,822,553 under the 1998 Plan and the 1999 Plan, respectively.

      The Company has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company. At December 31, 2002 and 2003, a total of 97,045 shares and 80,542 shares, respectively, of the Company’s Common Stock were reserved for issuance upon exercise of outstanding options issued under the assumed plans, and the related options are included in the table below.

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

      Changes in stock options outstanding, granted, exercisable, canceled and available, during 2001, 2002 and 2003 under the option plans are identified below. The Company only grants new options from the 1998 Plan and 1999 Plan, accordingly the Options or Awards Available under the 1998 and 1999 Plans information provided below includes only stock option information related to these plans and no information related to any of the other acquired or assumed stock option plans (options in thousands).

	Options or Awards	Outstanding Option Grants
	Available
	Under the 1998	Number of	Weighted Average
	And 1999 Plans	Shares	Exercise Price

Outstanding December 31, 2000	3,728	5,379	$170.56

Additional shares reserved	6,812
Granted and assumed	(10,567)	10,567	$3.96
Exercised		(494)	$4.32
Canceled	5,145	(5,381)	$111.36

Outstanding December 31, 2001	5,118	10,071	$35.56

Additional shares reserved	2,500
Granted and assumed	(5,220)	5,220	$5.28
Exercised		(595)	$4.88
Canceled	1,881	(1,903)	$39.92

Outstanding December 31, 2002	4,279	12,793	$23.96

Additional shares reserved	2,500
Granted and assumed	(3,441)	3,441	$2.99
Exercised		(380)	$2.36
Canceled	2,795	(2,833)	$32.72

Outstanding December 31, 2003	6,133	13,021	$17.07

Outstanding Options Exercisable:
December 31, 2001		1,990	$74.68
December 31, 2002		5,862	$35.24
December 31, 2003		6,896	$27.01

      The following table summarizes information about stock options outstanding at December 31, 2003 (options in thousands):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.00- $ 1.60	1,547	7.56	1.46	1,341	1.45
$1.72- $ 2.36	1,504	8.54	2.09	641	2.19
$2.39- $ 2.88	899	9.66	2.56	53	2.83
$2.92- $ 3.12	1,877	9.31	3.12	313	3.12
$3.15- $ 3.52	1,517	8.74	3.46	443	3.49
$3.56- $ 4.36	1,400	7.25	4.00	1,169	4.04
$4.40- $ 6.32	1,563	7.89	4.85	1,121	4.78
$6.52- $ 10.24	1,702	8.16	8.68	935	8.86
$10.28-$342.80	1,012	6.58	172.61	880	183.89

	13,021	8.22	$17.07	6,896	$27.01

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

Unearned stock-based compensation

      In connection with certain stock option grants and Common Stock issuances to employees, directors and advisors during 1998 and 1999, the Company recognized unearned compensation totaling $19.9 million and $22.3 million, respectively, which is being amortized over the vesting periods of the related options. In March 2001, the Company granted employee stock options with exercise prices below market value on the date of grant in connection with a program designed to provide incentives for current employees of the Company to continue their employment. The Company issued stock options representing an aggregate of 12.9 million shares, vesting monthly over a 2-year period, and recognized unearned compensation related to the program totaling $21.4 million, which were subsequently reduced as a result of employee terminations throughout 2001 and 2002. Amortization expense recognized during 2001, 2002 and 2003 totaled approximately $38.2 million, $10.0 million and $59,000, respectively. Based on the functions of the employees and consultants participating in the related option grants, during 2001, 2002 and 2003, expenses of $4.1 million, $1.2 million and $17,000, respectively, were allocated to cost of net revenues and the remaining expenses were allocated to operating expenses. The Company periodically assesses unearned compensation and adjusts the remaining unamortized balance for employee terminations and resignations.

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

      During 2001, 2002 and 2003, the Company incurred stock-based charges of approximately $1.7 million, $17,000 and $181,000, respectively, in connection with certain severance agreements for terminated employees and consulting arrangements. These charges were included in operating expenses based on the functions of the related employees and consultants.

Note 17 — Impairment of Long-Lived Assets

      In April 2001, the Company announced a restructuring plan that involved reorganizing its product and service offerings, including eliminating various product and service lines associated with the following acquisitions: dotOne, Fabrik (Connect Service), FaxNet, and Netmosphere. As a result of the restructuring, the Company abandoned all of the technology associated with the products and services and all employees originally acquired from dotOne, Fabrik, FaxNet and Netmosphere were terminated. As a result, the Company determined that an impairment analysis was required during the second quarter of 2001.

      The Company believed that the termination of the product and service lines indicated that the carrying amount of long-lived assets may not be recoverable and therefore an impairment review was required under SFAS No. 121. When it was determined the carrying value of intangible assets may not be recoverable, the Company measured for impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model. As no future revenues were to be recognized from the product and service lines that were eliminated, which represented separate asset groupings under SFAS No. 121, all of the remaining intangible assets associated with the product and service lines were written off in their entirety. As a result of its assessment, the Company recorded a $14.2 million impairment charge in the second quarter of 2001.

      In the fourth quarter of 2001, as a result of the Company’s consolidation of its facilities and asset base related to its previous restructurings, the Company performed an assessment of its property and equipment balances that related to its existing hosted messaging business line. As a result of this assessment, the Company specifically identified assets that it determined were not going to be utilized in the ongoing business and took an impairment charge related to these assets. As a result of this assessment, the Company recorded an additional impairment charge of $12.4 million in the fourth quarter of 2001.

      The following table summarizes the classification of the impairment-related charges recorded for each major asset category for the year ended December 31, 2001 (in thousands):

Asset category	2001

Existing Technology	$4,207
Property and Equipment	12,447

Charged to cost of net revenues	16,654

Customer Base	8,703
Workforce	1,288
Charged to operating expense	9,991

Total impairment charge	$26,645

      The Company classified the impairment of existing technology and property and equipment to cost of net revenues, and the impairment of other intangible assets as other operating expense. The impairment charges were allocated to these classifications to conform to the classifications of the amortization charges associated with these assets. The amortization and impairment charges relating to existing technology and the impaired property and equipment were charged to cost of net revenues as the Company believes these were the only costs that were directly related to the generation of its revenues.

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

Note 19 — Loss Per Share Attributed to Common Shares

      Net loss per share is calculated as follows:

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except per share amounts)
Net loss attributed to common shares
Net loss	$(79,464)	$(117,911)	$(62,133)
Accretion on mandatorily redeemable preferred stock	(356)	(13,904)	(12,446)

Net loss attributable to common shares	$(79,820)	$(131,815)	$(74,579)
Weighted average shares outstanding
Weighted average shares outstanding	18,787	19,664	20,239
Weighted average shares subject to repurchase agreements	(47)	(133)	(133)
Weighted average shares held in escrow related to acquisitions	(245)	(86)	(86)

Shares used in computation of basic and diluted net loss per share	18,495	19,445	20,020
Basic and diluted net loss per share attributed to common shares
Net loss attributable to common shares	$(4.32)	$(6.78)	$(3.73)

      At December 31, 2001, 2002 and 2003, there were 22,301,530, 29,107,283 and 32,514,782, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

Note 20 — Product and Geographic Information

      Revenue information on a product basis is as follows:

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Net revenues
Software license
Messaging solutions	$11,822	$16,663	$6,932
Identity management solutions	9,822	15,944	10,102
Other	9,316	2,569	5,070
Service
Hosted messaging	37,467	24,893	19,444
Fax messaging(1)	6,354	—	—
Maintenance and support	16,819	15,471	18,434
Professional services	12,573	11,593	12,315

	$104,173	$87,133	$72,297

(1)	Fax messaging was discontinued in connection with the 2001 restructuring. See also Note 4 — Strategic Restructuring and Employee Severance.

      Information regarding revenues by location of invoicing and long-lived assets attributable to the Company’s primary geographic regions are as follows:

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Net revenues
United States	$62,928	$40,461	$27,114
Italy	14,205	15,458	17,284
Ireland	14,564	13,104	7,031
Other	12,476	18,110	20,868

	$104,173	$87,133	$72,297

	December 31,

	2001	2002	2003

Long-lived assets
United States	$77,248	$17,366	$14,821
Other	5,695	776	—

	$82,943	$18,142	$14,821

Note 21 — Quarterly Financial Data (Unaudited)

Quarterly Results of Operations (In thousands)

2002	First	Second(1)	Third	Fourth(1)

Net revenues	$23,689	$22,442	$19,168	$21,834
Gross profit	5,992	4,847	1,656	4,216
Loss from operations	(26,027)	(29,876)	(26,965)	(22,526)
Net loss	(26,011)	(35,567)	(26,012)	(30,321)
Net loss attributable to common shares	(29,217)	(38,828)	(29,612)	(34,158)
Net loss per share attributable to common shares — basic and diluted	(1.53)	(2.00)	(1.51)	(1.74)

2003	First	Second(3)	Third	Fourth(4)

Net revenues	$18,034	$18,136	$16,165	$19,962
Gross profit	4,578	6,014	5,431	7,990
Loss from operations(2)	(15,811)	(10,942)	(10,508)	(13,610)
Net loss	(23,201)	(8,137)	(15,577)	(15,218)
Net loss attributable to common shares	(26,866)	(10,976)	(18,602)	(18,135)
Net loss per share attributable to common shares — basic and diluted	(1.36)	(0.55)	(0.92)	(0.90)

(1)	Operating expenses for 2002, include a $3.2 million charge related to costs incurred as a result of restructuring actions taken by the Company in the second ($1.6 million) and fourth ($1.6 million) quarters of 2002. See also Note 4 — Strategic Restructuring.

(2)	Operating expenses for 2003, include an $8.1 million charge related to costs incurred as a result of restructuring actions taken by the Company in the first ($4.4 million), second ($0.9 million), third ($1.0 million) and fourth ($1.8 million) quarters of 2003. This charge was partially offset by the first quarter 2003 reversal of approximately $1.2 million in restructuring expenses, which were accrued during 2001 and 2002, as the Company does not anticipate these amounts will be paid in the future. See also Note 4 — Strategic Restructuring.

(3)	Non-operating expense for 2003, includes an extraordinary gain of $3.8 million associated with the early release of escrow funds related to The docSpace Company acquisition in the second quarter of 2003. See also Note 9 — Related Party Transactions.

(4)	Operating expenses for 2003, include a $5.1 million charge related to the settlement of a shareholder matter in the fourth quarter of 2003. See also Note 13 — Commitments and Contingencies.

SCHEDULE II

CRITICAL PATH, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Allowance for doubtful accounts

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and	Deductions-	End of
Year Ended December 31,	Period	Expenses	Write-offs	Period

2003	$1,586	$199	$(131)	$1,654
2002	$1,182	$673	$(269)	$1,586
2001	$3,525	$5,242	$(7,585)	$1,182

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 15th day of March, 2004.

Critical Path, Inc.

By:	/s/ JAMES A. CLARK

James A. Clark
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

Name	Title	Date

/s/ WILLIAM E. MCGLASHAN, JR. William E. McGlashan, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ JAMES A. CLARK James Clark	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ PETER CURRIE Peter Currie	Director	March 15, 2004

/s/ ROSS DOVE Ross Dove	Director	March 15, 2004

/s/ WILLIAM E. FORD William E. Ford	Director	March 15, 2004

/s/ FROST R. R. PRIOLEAU Frost R. R. Prioleau	Director	March 15, 2004

/s/ STEVEN R. SPRINGSTEEL Steven R. Springsteel	Director	March 15, 2004