Form 10-K/A
period 2003-12-31
CRITICAL PATH INC
filed 2004-04-19
CIK 1060801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

CRITICAL PATH, INC.

EXPLANATORY NOTE

      We are filing this Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2003 (the “Original Report”) to revise Part I, Item 1; Part II, Items 5, 7 and 9A; Part III, Item 10 and Part IV, Item 15 (solely to revise notes 1 and 10 to the financial statements) in order to address certain comments received from the staff of the Securities and Exchange Commission (the “SEC”) in connection with its review of the Company’s Registration Statement on Form S-3 filed with the SEC on December 24, 2003, as amended, to correct certain typographical errors in the Original Report and to revise the audit fee amounts in Part III, Item 14. These revisions have no effect on any of the financial data contained in the Original Report. Thus, no changes in the financial statements or other items of the Original Report are necessary, except to include updated officer certifications as Exhibits 31 and 32 to this Amendment. Except for information relating to the resignation of William McGlashan as our Chief Executive Officer and the appointment of Mark Ferrer to assume this position which occurred on March 29, 2004, this Amendment does not reflect events occurring after the filing of the Original Report, or modify or update the disclosures contained in the Original Report in any way other than as described above.

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

      All aspects of our hosted messaging service are, in turn, deployed in a redundant configuration with the goal that if any process or system goes down, another will be available to handle customer traffic seamlessly. This behavior is called “transparent failover” and is designed to increase the availability of messaging services to the customer. Our hosted messaging service also includes a dynamic load-balancing system that acts as proxy servers for firewall safety. The load balancers are configured in parallel so that if one goes down, the load is transferred to the remaining systems. We have created a proprietary account provisioning protocol for account creation and maintenance. This enables account transitioning from other services or legacy systems to be bulk-loaded, tested, replicated and deployed on our service automatically. This protocol addresses a critical time to market issue by helping organizations to quickly transition to new email systems based on standards promulgated by the Internet Engineering Task Force, including Internet Message Access Protocol (IMAP), Post Office Protocol version 3 (POP3) and Simple Mail Transfer Protocol (SMTP). A quicker transition time minimizes down-time and degradation for our customers’ existing internal systems. In addition, it can be used by customers and partners to rapidly facilitate automatic account sign-ups from web sites.

      Data Centers. Our hardware for operating production services currently is located in multiple data centers managed by HP. With high-speed connections to diverse backbone providers and robust network architecture, we aim to eliminate single points of failure, thus reducing the likelihood that our customers will suffer downtime as a result of network outages. Our data centers feature redundant systems for power; raised floors providing space between the walk surface and base floor for more easily configurable and efficient cabling, wiring and ventilation; HVAC temperature control systems; seismically braced racks; fire protection; and physical security and surveillance 24 hours a day, seven days a week.

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

      At the end of March 2004, we appointed Mark Ferrer to assume the position of Chief Executive Officer formerly held by William McGlashan, Jr. Mr. McGlashan continues to serve as Chairman of the Board of Directors. We entered into an employment agreement with Mr. Ferrer pursuant to which we agreed to pay him an annual base salary of $375,000. Mr. Ferrer is also eligible to receive annual bonus compensation of 50% of his base salary for achieving performance objectives established by our board of directors (or a committee) or as high as 150% of Mr. Ferrer’s base salary for extraordinary performance as determined by the board of directors (or a committee). Pursuant to Mr. Ferrer’s employment agreement, we also agreed to grant him options to purchase up to 1.5% of our outstanding stock at an exercise price equal to the fair market value on the date of grant and shares of restricted common stock equal to 1% of our outstanding stock, in each case on a fully-diluted as converted to common stock basis. We also agreed that, upon consummation or termination of our proposed rights offering, Mr. Ferrer would receive an additional grant of stock options and restricted stock so that Mr. Ferrer would continue to hold options to purchase up to 1.5% of our outstanding stock and restricted shares of common stock equal to 1% of our outstanding stock to take into account the dilutive effect of those transactions.

      In addition, the employment agreement provides that if we terminate Mr. Ferrer’s employment without cause or Mr. Ferrer becomes disabled or resigns following a constructive termination, he will be entitled to 12 monthly payments totaling 12 months of salary and a pro-rata amount of his prior year’s bonus, if any (based on the number of days served during the year of termination). Under these circumstances, Mr. Ferrer will also be entitled to receive healthcare benefits for 12 months following his termination and any unvested stock options and restricted stock will vest as to the amount that would have vested had Mr. Ferrer continued to work for us for an additional 12 months. If Mr. Ferrer is terminated within three months before or 12 months following a change of control of Critical Path, he will be entitled to a lump sum payment equal to 1.5 times his base salary, continued healthcare benefits for 18 months and accelerated vesting of 12 months of stock options and the greater of 75% or 12 months accelerated vesting of restricted stock.

      In connection with Mr. McGlashan’s termination as our Chief Executive Officer and continuation as our Chairman of the Board, our board of directors has approved, entering into a Separation Agreement with him that amends and restates provisions of his employment and change of control agreements. Under his existing employment agreement, Mr. McGlashan will receive a cash severance payment of $405,000. We additionally agreed to pay him an annual salary of $80,000 in connection with his continuing service to us. We also agreed to amend Mr. McGlashan’s change of control agreement to provide that Mr. McGlashan will be entitled to the change of control benefits under this agreement if we undergo a change of control within nine months rather than the existing three months, following his termination as our Chief Executive Officer and to reduce the amount of any change in control payment by the amount of his $405,000 severance payment.

      With respect to the promissory note and stock pledge agreement in principal amount of $1.74 million that we entered into with Mr. McGlashan in May 2002 to fund his early exercise of options to purchase 250,000 shares of our common stock, we agreed to permit Mr. McGlashan to repay the loan by surrendering all of the shares of common stock acquired by early exercise. Pursuant to the terms of the early exercise agreement and promissory note, we applied the fair market value of his vested shares as of April 14, 2004 and the original purchase price of $6.96 to the unvested shares, with an aggregate value of approximately $1.25 million, towards the repayment of this loan. We agreed to forgive in full the remaining $537,000 of principal and interest on the loan in exchange for Mr. McGlashan’s agreeing to serve as our Chairman of the Board; to terminate our previous commitment to provide a loan of up to $1.5 million to purchase a residence, which was never funded; and to provide a general release of claims to us. As provided in Mr. McGlashan’s current agreement, all of the options held by Mr. McGlashan will have one year of accelerated vesting. The Separation Agreement provides that the options will be exercisable for three years following his termination.

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

      In each case where we have indicated that we relied on Section 4(2) of the Securities Act and Regulation D promulgated under that Act, our reliance was based on the fact that (1) the issuance of the securities did not involve a public offering, (2) there were no more than 35 investors, (3) each investor represented to us that it was either an “accredited investor” (as defined in Regulation D) and/or that it had such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment and to make an informed investment decision, (4) each investor agreed that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption from that Act and applicable securities laws, (5) each investor represented to us its intention to acquire the securities for investment only and not with a view to distribution, (6) appropriate legends were affixed to the certificates representing the securities, (7) the offers and sales were made in compliance with Rules 501 and 502 of Regulation D, and (8) each investor acknowledged that it had adequate access to sufficient information about us to make an informed investment decision.

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

Net Revenues

      Software License. We recognized $22.1 million in software license revenues during 2003, as compared to $35.2 million in 2002 and $31.0 million in 2001. Software license revenues in 2003 decreased $13.1 million from 2002 due primarily to the closing of fewer transactions with customers in 2003 as compared to 2002. This reduction in transactions was due mainly to restructuring initiatives undertaken in early 2003 which resulted in fewer sales executives and employees in the field (as discussed above in “Overview — Restructuring initiatives”), weak economic conditions globally and continued economic uncertainty in the United States as a result of turmoil and war in the Middle East and the continuing threat of terrorist activities, which continued to delay customer information technology spending, particularly in the telecommunications industry, which represented 53% of our revenues from our top 10 customers for the year ended December 31, 2003.

      Software license revenues in 2002 increased $4.2 million from 2001 due primarily to renewed customer confidence in Critical Path and an expansion in our license product offerings. Uncertainty surrounding our prospects and viability in the first half of 2001 caused a number of existing and potential customers to delay purchasing decisions. This uncertainty stemmed from our revision of publicly announced financial results for the fourth quarter of 2000 and our restatement of financial results for the third quarter of 2000, which resulted in the termination and resignation of much of the leadership in our sales organization and significant turnover within our senior management group during the first half of 2001. During the second half of 2001 and first half of 2002, we restructured our business and reorganized our management team, which we believe resulted in increased customer confidence. In late 2001 and throughout 2002, we expanded our product offerings from Email server and Short Message Service (SMS) access server products to include a number of new products and product enhancements, including: a new email interface we call Presentation Server; a Personal Address Book server for management of contact data and synchronization of the data to the computer desktop and other devices; a Notification server providing messaging alerts based on the user’s personal profile; a Calendar Server for management of personal information, events and tasks; and an enhanced Systems Console for improved management and monitoring of the overall messaging platform. This increase caused by renewed customer confidence and expansion of our license product offerings was partially offset by our elimination of certain non-core software license products and services during the second half of 2001 as part of our 2001 restructuring initiatives. We recognized no software license revenues related to non-core products and services in 2002 and 2003, as compared to approximately $2.5 million in 2001. Excluding related non-core products and services, software license revenues were $22.1 million in 2003, $35.2 million in 2002 and $28.5 million in 2001.

      Hosted Messaging. We recognized $19.4 million in hosted messaging revenues during 2003, as compared to $24.9 million in 2002 and $43.8 million in 2001. Hosted messaging revenues in 2003 decreased $5.4 million from 2002 due primarily to a net loss in customers resulting in part from the delayed release of our new hosted message platform and reduced volume from existing customers. Hosted messaging revenues in 2002 decreased $18.9 million from 2001 due primarily to our elimination of certain non-core hosted messaging products and services in the second half of 2001 as part of our 2001 restructuring initiatives. In addition, during 2002, we experienced a net loss in customers and reduced volume from existing customers, which also contributed to the decline in hosted messaging revenues in 2002. We recognized no hosted messaging revenues related to non-core products and services in 2002 and 2003, as compared to approximately $13.6 million in 2001. Excluding related non-core products and services, hosted messaging revenues were $19.4 million in 2003, $24.9 million in 2002 and $30.2 million in 2001.

      Professional Services. We recognized $12.3 million in professional services revenues during 2003, as compared to $11.6 million in 2002 and $12.6 million in 2001. Professional services revenues in 2003 increased $722,000 from 2002 due primarily to improved utilization of existing internal professional services resources and additional projects associated with software license sales. Professional services revenues in 2002 decreased $980,000 from 2001 due primarily to our elimination of certain non-core products and services in the second half of 2001 as part of our 2001 restructuring initiatives. We recognized no professional services revenues related to non-core products and services in 2002 and 2003, as compared to approximately $1.7 million in 2001. Excluding related non-core products and services, professional services revenues were $12.3 million in 2003, $11.6 million in 2002 and $10.9 million in 2001.

      Maintenance and Support. We recognized $18.4 million in maintenance and support revenues during 2003, as compared to $15.5 million in 2002 and $16.8 million in 2001. Maintenance and support revenues in 2003 increased $3.0 million from 2002 due primarily to renewals of existing maintenance and support agreements and increased revenues from maintenance and support agreements with new and existing customers who were purchasing new software licenses. Maintenance and support revenues in 2002 decreased $1.3 million from 2001 due primarily to our elimination of certain non-core products and services in the second half of 2001 as part of our 2001 restructuring initiatives. We recognized no maintenance and support revenues related to non-core products and services in 2002 and 2003, as compared to approximately $3.8 million in 2001. Excluding related non-core products and services, maintenance and support revenues were $18.4 million in 2003, $15.5 million in 2002 and $13.0 million in 2001.

      Our international operations accounted for approximately 62% of net revenues in 2003, 54% in 2002 and 40% in 2001. The significant year over year increases in international revenues as a percentage of total revenues reflect continued strength in our European markets relative to a decline in revenues in our United States market.

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

Credit Facility

      In September 2002, we entered into a $15.0 million one-year line of credit with Silicon Valley Bank, to be utilized for working capital and general corporate operations. The credit facility was amended on March 25, 2003 and again on July 18, 2003, as a result of non-compliance with the financial covenants of the facility. We regained compliance with the covenants in the credit facility upon execution of the line of credit agreement on July 18, 2003 and extended the maturity of the credit facility to January 30, 2004. In December 2003 we did not comply with a certain financial covenant and it subsequently received a letter from Silicon Valley Bank on December 17, 2003 waiving such covenant violation. The credit facility is collateralized by all of our personal property, including intellectual property, and borrowings under the current agreement bear a variable interest rate of Prime plus 2.0%, which has ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Commitment fees related to the credit facility included an initial commitment fee of 0.50%, or $75,000, and additional commitment fees of $35,000 for each amendment. The facility carries an additional fee based on unused credit of 0.45% payable at the end of each quarterly period in arrears and an early termination fee of 1.0% of the total credit facility through maturity. During the first quarter of 2003, we drew down $4.9 million against the line of credit and repaid $2.5 million during the fourth quarter of 2003. As of December 31, 2003, a $2.4 million balance remained outstanding. Additionally, during the year, we reduced letters of credit held under the credit facility from $3.0 million at December 31, 2002 to $2.7 million at December 31, 2003. All associated interest and fees are included as a component of interest expense.

      On January 30, 2004, we executed an amendment with Silicon Valley Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 31, 2004. Subsequently, on March 12, 2004 we executed an additional amendment with Silicon Valley Bank, which increased the size of the credit line to a maximum of $6.0 million and extended the maturity date to June 30, 2005. Additionally, the line of credit calls for a minimum cash balance at Silicon Valley Bank of $3.0 million. We do not classify this as restricted cash as it is legally unrestricted. The credit facility continues to be collateralized by all of our personal property, including intellectual property, and borrowings under the current agreement bear a variable interest rate of between Prime plus 1.5% and Prime plus 3.0%, which has historically ranged from 5.25% to 6.25%, and is subject to covenants. Interest is paid each month with principal due at maturity. Initial commitment fees of $20,000 and $100,000 were charged related to the January and March amendments, respectively. Additionally, the facility carries an expedite fee of $50,000, an unused facility fee of either 0.45% or 2.00%, based upon the level of cash balances held at the bank, payable at the end of each quarterly period in arrears, and an early termination fee of $50,000 if the facility is canceled prior to August 1, 2004. In connection with the March 2004 amendment to the credit facility, we agreed to issue warrants to purchase up to 100,000 shares of our common stock to Silicon Valley Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date of March 12, 2011.

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

      As of December 31, 2002, our readily available cash resources in the United States was $21.5 million.

      During 2003, we used an average of approximately $8.7 million of cash per quarter to fund our operating activities. In addition, our net revenue fell short of our budgeted revenue for 2003 primarily due to:

•	a loss in existing customers who reduced their technology spending,

•	a failure to generate new customers, in part due to the five-month delay in releasing our new hosted messaging platform, and

•	the increase of cash operating expenses above our budget.

      Faced with a cash shortfall caused by lower than budgeted revenues and higher than expected expenses discussed above, we looked to the cash held by our foreign subsidiaries. However, we determined that restrictions on cash held outside the United States, including requirements in some jurisdictions that cash held by foreign subsidiaries must be sufficient to fund the operation of such foreign subsidiary, limited our ability to access and utilize this cash for domestic operations. As a result, the actual cash available to us to fund our domestic operations is less than the actual cash balance maintained by the Company.

      We also attempted to raise additional funds through financing transactions. However, because of the approaching maturity date of the approximately $38 million in face value of our 5 3/4% Convertible Subordinated Notes due in 2005 and the uncertainty regarding our ability to remain in compliance with the covenants of the Silicon Valley Bank line of credit due to the lower than expected operating results, we found that investors were reluctant to invest cash which might be used solely to repay these debt obligations. Although we were able to raise $10 million in November 2003, due to our rate of cash usage, the amount of cash available to us and the need to dedicate a portion of the proceeds to pay down a portion of the Silicon Valley Bank line of credit, our management determined that we had sufficient cash to continue our operations only through the first quarter of 2004. As a result of this disclosure, which appeared in our registration statement on Form S-3 filed with the SEC on December 24, 2003, as well as our results of operations and our revised projections, our independent accountants updated their report as of December 22, 2003 to add a going concern qualification.

      Subsequent to the updated report from our independent accountants, we were able to raise $33.5 million from new investors as described in more detail under the heading “Recent Financing Transactions” below. In addition, we extended the maturity date of the Silicon Valley Bank line of credit to June 2005, negotiated with the holders of approximately $33 million in face value of our 5 3/4% Convertible Notes to extend their maturity dates until April 2006 if they are not converted to Series E Preferred Stock. As a result, we believe that cash flow projections prepared in March 2004 support our view that we have sufficient cash and expected cash flows to fund our operations through at least December 31, 2004. The report of our independent accountants that is incorporated into this Annual Report is unqualified as to our ability to continue as a going concern.

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

      On January 30, 2004, we executed an amendment with Silicon Valley Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 31, 2004. Subsequently, on March 12, 2004 we executed an additional amendment with Silicon Valley Bank, which increased the size of the credit line to a maximum of $6.0 million and extended the maturity date to June 30, 2005. The credit facility continues to be collateralized by all of our personal property, including intellectual property, and borrowings under the current agreement bear a variable interest rate of between Prime plus 1.5% and Prime plus 3.0%, which has historically ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Initial commitment fees of $20,000 and $100,000 were charged related to the January and March amendments, respectively. Additionally, the facility carries an expedite fee of $50,000, an unused facility fee of either 0.45% or 2.00%, based upon the level of cash balances held at the bank, payable at the end of each quarterly period in arrears, and an early termination fee of $50,000 if the facility is canceled prior to August 1, 2004. In connection with the March amendment to the credit facility, we agreed to issue warrants to purchase up to 100,000 shares of our common stock to Silicon Valley Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date of March 12, 2011.

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

      Our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of the average number of days our accounts receivable are outstanding. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts. The average number of days our accounts receivable were outstanding was 76 in 2003, 94 in 2002 and 104 in 2001.

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

      Currently, shares of Series D preferred stock accrue dividends at a compounded annual rate of 8%. If the maximum amount of dividends were to accrue to the Series D preferred stock prior to the automatic call for redemption date, a total of approximately 20.3 million shares of common stock, or an additional 4.1 million shares, would be issuable upon conversion. If our shareholders approve the amendment to the terms of the Series D preferred stock and we issue approximately 52.3 million shares of Series E preferred stock, all of which will accrue dividends at a rate of 5 3/4% per year, and the maximum amount of dividends accrue prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 25.8 million shares to approximately 137.2 million shares.

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

Our cash resources are not readily available for our operations.

      We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in our German subsidiary for any reason other than the operation of this subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from Germany to any other foreign or domestic account. At December 31, 2003, approximately $7.6 million was held outside of the United States. Our inability to utilize this cash could slow our ability to grow our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline. In addition, a portion of our cash must be available to support our line of credit with Silicon Valley Bank and related letters of credit secured by the line of credit.

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

      In addition to the factors set forth above, operating results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the year ended December 31, 2002 and the three months ended March 31, 2003, we incurred stock-based compensation expense of $10.0 million and $85,000, respectively, relating to the grant of options and warrants to employees and non-employees in prior years. As of March 31, 2003, we had recognized all stock-based compensation related to these prior grants. We incurred non-cash charges of $181,000 during the year ended December 31, 2003, associated with the acceleration of vesting of stock options and the extension of stock option exercise periods in connection with employee terminations. Grants of options and warrants also may be dilutive to existing shareholders.

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

      Throughout 2002, 2003 and 2004, we announced a series of changes in our management that included the departure of many senior executives, and there have also been many changes in our board of directors. Many of the members of our current board of directors and senior executives joined us in 2002 and 2003, and we may continue to make additional changes to our senior management team. Our chief executive officer, Mark Ferrer, joined us at the end of March 2004 and our chief financial officer, James Clark, joined us on February 4, 2004. Because of these changes, our management team has not worked together as a group and may not be able to work together effectively to successfully execute on revenue goals, implement our strategies and manage our operations. It may also take time for these new members of our management team to familiarize themselves with our operations which could slow the growth of our business and cause our operating results to decline. If our management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have long-term employment agreements with any of our executive officers. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives which could slow the growth of our business and cause our operating results to decline. For these reasons, our shareholders may lose confidence in our management team and decide to dispose of our common stock, which could cause the price of our common stock to decline.

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

      Our current director and officer liability insurance, which was put in place in March 2004, and continues through March 2005, may not be adequate for the liabilities and expenses potentially incurred in connection with current and future claims. To the extent liabilities, expenses or settlements exceed the limitations or are outside of the scope of coverage, our business and financial condition could materially decline.

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

Financial Statements

      Reference is made to the Index of Consolidated Financial Statements that appears in Item 15(a)(i) of this report. The Report of Independent Auditors, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedule which are listed in the Index of Consolidated Financial Statements and which appear beginning on page 93 of this report are incorporated into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

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

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

      The executive officers, directors and other key employees of Critical Path and their ages as of April 6, 2004 are as follows:

Name	Age	Position

William E. McGlashan, Jr.	40	Chairman of the Board
Mark Ferrer	44	Chief Executive Officer
James Clark	47	Executive Vice President and Chief Financial Officer
Paul Bartlett	43	Chief Operating Officer
Bernard Harguindeguy	45	General Manager, Identity Management
Patrick Tracy Currie	42	Executive Vice President, Services and General Manager of Hosted Operations
Michael J. Zukerman	44	Senior Vice President, General Counsel and Secretary
Menelaos (Michael) Serbinis	30	Chief Technology Officer
Barry Twohig	37	Senior Vice President, Engineering
Peter L.S. Currie(3)	47	Director
Ross Dove(1)(2)(3)	51	Director
William E. Ford(1)	42	Director
Frost R. R. Prioleau(2)(3)	43	Director
Steven R. Springsteel(1)	46	Director

(1)	Member of the Audit Committee of the Board of Directors.

(2)	Member of the Compensation Committee of the Board of Directors.

(3)	Member of the Nominating and Corporate Governance Committee.

      William E. McGlashan, Jr. has served as a director since December of 2001 and as Chairman of the Board since June 2002. Mr. McGlashan served as our Chief Executive Officer from December 2001 through March 2004. Mr. McGlashan joined us in April 2001 as our Interim President and Chief Operating Officer. He was appointed Interim Chief Executive Officer in August 2001. Mr. McGlashan also serves as the chief executive officer and founder of the Vectis Group LLC, an investment company which he founded in 2000. Prior to his tenure at Vectis, he was a venture partner at Whitney and Co., a venture capital firm, and was also the co-founder and president of Pharmanex, a phyto-pharmaceutical company from 1995 to 2000. He co-founded and served as chief executive officer of Generation Ventures, a firm funded by Whitney & Co., from 1993 to 1995 and also co-founded and served as president for TRADE, Inc. from 1991 to 1993. Prior to that, Mr. McGlashan was a senior associate at Bain Capital from 1990 to 1991. Mr. McGlashan currently serves as a director of Vectis Group LLC, Hard Dollar Corporation and two not-for-profit organizations, JustGive and the San Francisco Conservation Corps. Mr. McGlashan’s term expires in 2004.

      Mark Ferrer has served as our Chief Executive Officer since the end of March 2004. Prior to joining us, Mr. Ferrer served as president and chief executive officer of Vastera, Inc. from February 2002 to November 2003 and prior to that as its president and chief operating officer from December 1999 to November 2003. From April 1998 to December 1999, Mr. Ferrer held various management positions with the Baan Company, serving as president of Baan Americas and as chief operating officer of Aurum Software. From June 1982 to April 1998, Mr. Ferrer served in various roles at IBM Corporation.

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

      Paul Bartlett has served as our Chief Operating Officer since November 2003. From February 2003 until November 2003, Mr. Bartlett served as our Chief Financial Officer and Executive Vice President, Corporate Development. In April 2002, he first joined Critical Path as Executive Vice President, Corporate Development. From June 2001 to April 2002, Mr. Bartlett was an independent business consultant. From November 2000 to June 2001, Mr. Bartlett worked at Quintus Corporation from April 2000 to November 2000, serving as its chief executive officer and prior to that as its chief operating officer. In 2001, Quintis Corporation filed a petition under the Federal bankruptcy laws while Mr. Bartlett was serving as its chief executive officer. From October 1996 to March 2000, Mr. Bartlett was president and a director of Hall Kinion and Associates.

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

      Peter L. S. Currie has served as a director since January 2004. Since January 2002, Mr. Currie has been a General Partner at General Atlantic Partners LLC (“GAP LLC”), a worldwide private equity firm, where he focuses on the Enterprise Software sector. May 1999 to December 2001, Mr. Currie was a partner and co-founder of The Barksdale group, an early stage venture capital firm. Before that, he was Executive Vice President and Chief Administrative Officer of Netscape Communications from April 1995 until May 1999, following the sale of the company to AOL. From April 1989 to March 1995, Mr. Currie held various management positions at McCaw Cellular Communications (predecessor company to AT&T Wireless) including Executive Vice President and Chief Financial Officer, and Executive Vice President-Corporate Development. Mr. Currie’s term expires in 2004.

      Ross Dove has served as a director since April 2003. Since 1980, Mr. Dove has served as chairman and chief executive officer of DoveBid, Inc. Mr. Dove’s term expires in 2004.

      William E. Ford has served as a director since December 2001. Mr. Ford is an employee of General Atlantic Service Corporation and is a managing member of GAP LLC, a private equity firm that invests in information technology, process outsourcing and communications businesses on a global basis, and has been with GAP LLC (or its predecessor) since July 1991. Mr. Ford is also a director of Computershare Limited, a leading provider of financial market services and technology to the global securities industry, and several private information technology companies in which entities affiliated with GAP LLC are investors. Mr. Ford received a BA in Economics from Amherst College and an MBA from the Stanford Graduate School of Business. Mr. Ford is a trustee of Amherst College and The Common Ground Community. Mr. Ford is also a director of United Hospital Fund, NYC2012, Echoing Green and Spence School. Mr. Ford previously served as a trustee of the Lown Cardiovascular Research Foundation and The Friends of Family Academy in Manhattan. Mr. Ford, who was elected by the holders of a majority of the outstanding Series D preferred stock, shall serve until the earlier of his resignation, his removal by holders of a majority of the outstanding Series D preferred stock or such time as there are fewer than 500,000 shares of Series D preferred stock outstanding.

      Frost R. R. Prioleau has served as director since February 2004. From September 2003 to the present, he has served as the managing partner of Blue Bridge Capital. Since January 2004, Mr. Prioleau has served as the Chief Executive Officer of Nova Media GP, LLC. From December 2000 to August 2002, Mr. Prioleau served as the President of Intraware, Inc., an internet software/services company. From May 2000 to December 2000, Mr. Prioleau served as the Executive Vice President of eServices of Intraware, Inc. From 1989 to 1998, Mr. Prioleau served as the President and Chief Executive Officer of Plynetics Express Corporation, a company that provides rapid-response prototyping and manufacturing services. From 1984 to 1989, Mr. Prioleau served as National Sales Manager of Precision Founders, Inc., a manufacturer of investment castings to aerospace, nuclear and medical companies. Mr. Prioleau’s term expires in 2004.

      Steven R. Springsteel has served as director since April 2003. Mr. Springsteel has been senior vice president of finance and administration and chief financial officer of Verity, Inc., a provider of enterprise software, since January 2003. From November 2001 to January 2003, Mr. Springsteel was chief operating officer and chief financial officer of Sagent Technology, Inc., an enterprise business intelligence software company. He remains a director of Sagent Technology, Inc. Prior to joining Sagent Technology, Inc., he was chief operating officer and chief financial officer of NOCpulse, a provide of operation support system technology from 2000 to 2001. From 1996 to 2000, Mr. Springsteel served as executive vice president and chief financial officer of Chordiant Software. Mr. Springsteel’s term expires in 2004.

      There are no family relationships between any of our directors and executive officers.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding beneficial ownership of common stock as of March 1, 2004 by:

•	Each person or entity known to Critical Path to own beneficially more than 5% of Critical Path’s common stock;

•	Each of Critical Path’s directors;

•	Our Chief Executive Officer as of December 31, 2003, each of our four other most highly compensated executive officers whose total salary and bonus exceeded $100,000 during the year ended December 31, 2003, and two former executive officers whose total salary and bonus exceeded $100,000 during the year ended December 31, 2003, one of whom, Robert (Al) Shipp, is no longer employed with us (collectively, the “Named Executive Officers”); and

•	All executive officers and directors as a group.

BENEFICIAL OWNERSHIP TABLE

	Amount and Nature of Beneficial Ownership

		Shares of	Right to Acquire
	Shares of	Series D	Ownership of					Common and
	Common	Preferred	Common Stock					Series D
	Stock	Stock	Within 60 Days		Total of		Series D	Preferred
Name and Address of	Beneficially	Beneficially	of March 1,		Common	Common	Preferred	Stock (As
Beneficial Owner(1)	Owned	Owned	2004		Stock	Stock(2)	Stock(2)	Converted)(2)

5% SHAREHOLDERS
Entities affiliated with General Atlantic Partners, LLC(3) 3 Pickwick Plaza Greenwich, CT	—	2,545,455	10,523,656		10,523,656	2.9	60.8	27.7
Scott Smith and affiliated entities(4) c/o Camelot Management Corp. 3 Pickwick Plaza Greenwich, CT	1,071,888	—	—		1,071,888	5.1	—	2.9
Peter Kellner and affiliated entities(5) c/o Richmond I, LLC 10563 Brunswick Road, Suite 7 Grass Valley, CA 95945	1,330,084	—	—		1,330,084	6.3	—	3.6
Cheung Kong (Holdings) Limited and affiliated 8th Floor, Cheung Kong Center 2 Queen’s Road Central Hong Kong(6)	—	872,727	3,393,823		3,393,823	—	20.8	9.1
Vectis Group, LLC and affiliated entities(7) c/o BPM 600 California Street, Suite 1300 San Francisco, CA 94180	—	581,818	2,378,799		2,378,799	*	13.9	6.3
DIRECTORS AND NAMED EXECUTIVE OFFICERS
William E. McGlashan, Jr.	280,288 (8)	581,818	3,146,936	(9)	3,427,224	5.3	13.9	8.9
Paul Bartlett	—	—	210,933	(10)	210,933	1.0	—	*
Patrick Currie	—	—	96,354	(11)	96,354	*	—	*
Barry Twohig	1,001	—	77,611	(12)	78,612	*	—	*
Bernard Harguindeguy	—	—	238,281	(13)	238,281	1.1	—	*
Robert Shipp	—	—	151,747	(14)	151,747	*	—	*
Peter Currie	—	—	4,687	(15)	4,687	*	—	*
Ross Dove	—	—	18,750	(16)	18,750	*	—	*
William E. Ford	—	2,545,455	10,593,968	(17)	10,593,968	3.2	60.8	27.8
Frost R.R. Prioleau	—	—	3,125	(18)	3,125	*	—	*
Steven R. Springsteel	—	—	18,750	(19)	18,750	*	—	*
All Named Executive Officers and current directors, nominees and executive officers as a group (13 persons)(20)	283,001	3,127,273	14,832,692		15,115,693	12.4	74.7	37.7

*	Amount represents less than 1% of the indicated class or classes of stock.

(1)	Unless otherwise indicated, the address for each of the executive officers and directors above is c/o Critical Path, Inc., 350 The Embarcadero, San Francisco, California 94105-1204.

(2)	Applicable percentage ownership of common stock is based on 21,171,399 shares of common stock issued and outstanding as of March 1, 2004 including 110,209 shares of common stock issuable upon exchange of Exchangeable Shares of Class A Non-Voting Preferred Shares of Critical Path Messaging Co., an unlimited liability company existing under the laws of the Province of Nova Scotia and a wholly-owned subsidiary of the Company. Each Exchangeable Share is exchangeable for one Common Share. Applicable percentage ownership of Series D preferred stock is based on 4,188,587 shares of Series D preferred stock issued and outstanding on March 1, 2004. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock, held by that person, that are currently exercisable or exercisable within 60 days of March 1, 2004 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.

(3)	According to a Schedule 13D, dated as of December 21, 2001, filed jointly by General Atlantic Partners, LLC (GAP), General Atlantic Partners 74, L.P. (GAP 74), GapStar, LLC (GapStar) and GAP Coinvestment Partners II, L.P. (GAPCO and, collectively with GAP, GAP 74 and GapStar, the Reporting Persons), the Reporting Persons own no shares of the Company’s common stock. The Reporting Persons report collective beneficial ownership as to 2,545,455 shares of the Company’s Series D preferred stock, which were initially convertible into 8,333,333 shares of common stock, and warrants to purchase 625,000 shares of common stock that are exercisable within 60 days of March 1, 2004. GAP is the general partner of GAP 74 and the sole member of GapStar. The managing members of GAP (other than Klaus Esser) are also the general partners of GAPCO. GAP and the managing members of GAP report shared voting and dispositive power of the 2,545,455 shares of Series D preferred stock and the warrants to purchase 625,000 shares of common stock held by the Reporting Persons. GAP 74 owns 2,091,218 shares of Series D preferred stock or 6,846,249 shares of common stock on an as converted basis and owns warrants to purchase 513,468 shares of common stock. GapStar owns 159,091 shares of Series D preferred stock or 520,833 shares of common stock on an as converted basis and owns warrants to purchase 39,063 shares of common stock. GAPCO owns 295,146 shares of Series D preferred stock or 966,251 shares of common stock on an as converted basis and warrants to purchase 72,469 shares of common stock. The number of shares of common stock into which the Series D preferred stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D. The number of shares of common stock as reflected in the table does include such accretion of dividends. The number of shares in this footnote have been adjusted to reflect the stock split effected on August 1, 2003.

(4)	Scott Smith filed a Schedule 13G/ A, dated as of February 11, 2003, with the SEC on behalf of himself and related parties described herein. According to the Schedule 13G/ A, shares are held for the account of Camelot Management Corporation, Camelot Offshore Fund Limited and Scott Smith. Scott Smith is an officer of Camelot Management Corporation and a director of Camelot Offshore Fund Limited. Scott Smith reported beneficial ownership of 1,071,888 shares of common stock as of December 31, 2002. The shares held consist of 268,325 shares of common stock held for the account of Camelot Management Corporation, 268,325 shares of common stock held for the account of Camelot Offshore Fund Limited and 1,071,888 shares of common stock held for the account of Scott Smith. The reporting person reported shared voting power over 1,071,888 shares and shared dispositive power over 1,071,888 shares. The number of shares in this footnote have been adjusted to reflect the stock split effected on August 1, 2003.

(5)	Peter Kellner filed a Schedule 13D, dated as of February 4, 2004, with the SEC on behalf of himself and related parties described herein. According to the Schedule 13D, shares are held for the account of Richmond I, LLC and Peter Kellner. Peter Kellner has voting and dispositive voting power over Richmond I, LLC. Peter Kellner reported beneficial ownership of 1,330,084 shares of common stock (adjusted to include 57,825 options exercisable within 60 days of February 2, 2004). The shares held consist of 696,056 shares of common stock held for the account of Richmond I, LLC and 1,330,084 shares of common stock held for the account of Peter Kellner. The reporting person reported shared voting power over 1,330,084 shares and shared dispositive power over 1,330,084 shares.

(6)	According to a Schedule 13D/ A, dated as of December 1, 2003, filed by jointly by Cheung Kong (Holdings) Limited (Cheung Kong), Campina Enterprises Limited, an indirect wholly owned subsidiary of Cheung Kong (Campina), Hutchison Whampoa Limited (HWL), an entity in which Cheung Kong holds a 49.97% interest, Cenwell Limited, an indirect wholly owned subsidiary of HWL (Cenwell), CK Life Sciences Int’l., (Holdings) Inc. (CK Life), an entity in which Cheung Kong holds a 44.0% interest, and Great Affluent Limited (GAL), an indirect wholly owned subsidiary of CK Life, Campina and Cenwell hold 436,363 and 436,364 shares of our Series D preferred stock, respectively, collectively convertible into 3,317,782 shares of our common stock. Cheung Kong and Campina report shared voting and dispositive power as to the shares held by Campina. Cheung Kong, HWL and Cenwell reported shared voting and dispositive power as to the shares held by Cenwell. Cheung Kong disclaims beneficial ownership of the 3,317,782 shares of common stock beneficially owned by Cenwell and Campina. The number of shares of common stock into which the Series D preferred stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D/ A. The number of shares as reflected in the table does include such accretion of dividends.

(7)	Vectis Group LLC, a Delaware limited liability company (Vectis), filed a Schedule 13D, dated as of August 8, 2003, with the SEC on behalf of itself and related parties. According to the Schedule 13D, shares are held for the account of Vectis, the reporting person. William E. McGlashan, Jr. and Matthew Hobart are the managing members of Vectis. The shares held consist of (i) 2,064,780 shares of common stock issuable upon the conversion of shares of Series D preferred stock, including the accretion of dividends, and (ii) 116,250 shares of common stock issuable subject to warrants currently exercisable in full. The shares exclude shares held individually by the principals of Vectis and shares beneficially owned by the principals of Vectis subject to options exercisable within 60 days of March 1, 2004. The number of shares of common stock into which the Series D preferred stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D. The number of shares as reflected in the table does include such accretion of dividends.

(8)	Includes (i) 250,000 shares of common stock purchased by Mr. McGlashan through an early option exercise pursuant to a promissory note and stock pledge agreement with us, and subject to a lapsing right of repurchase by us, (ii) 20,000 shares of common stock purchased by Mr. McGlashan’s spouse and (iii) 10,288 shares purchased under our employee stock purchase plan.

(9)	Includes (i) 768,137 shares subject to options exercisable within 60 days of March 1, 2004, (ii) 116,250 shares subject to warrants to purchase shares of common stock held by Vectis and exercisable within 60 days of March 1, 2004 and (iii) 2,262,549 shares of common stock issuable upon the conversion of shares of Series D preferred stock. See footnote 7 above. Mr. McGlashan disclaims beneficial ownership of the securities held by Vectis and its affiliates within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. The shares exclude all shares subject to options issued to other Vectis principals as part of their individual employment agreements with Critical Path and all shares individually owned by other Vectis principals.

(10)	Consists of 210,933 shares subject to options exercisable within 60 days of March 1, 2004.

(11)	Consists of 96,354 shares subject to options exercisable within 60 days of March 1, 2004.

(12)	Consists of 77,611 shares subject to options exercisable within 60 days of March 1, 2004.

(13)	Consists of 283,281 shares subject to options exercisable within 60 days of March 1, 2004.

(14)	Consists of 151,747 shares subject to options exercisable within 60 days of March 1, 2004.

(15)	Consists of 4,687 shares subject to options exercisable within 60 days of March 1, 2004.

(16)	Consists of 18,750 shares subject to options exercisable within 60 days of March 1, 2004.

(17)	Includes 10,523,656 shares issuable upon the conversion of the Series D preferred stock and exercise of warrants to purchase shares of common stock. See footnote (3) above. Mr. Ford disclaims beneficial ownership of the securities described in footnote (3) above except to the extent of his pecuniary interest therein. Also includes 70,312 shares subject to options exercisable within 60 days of March 1, 2004.

(18)	Consists of 3,125 shares subject to options exercisable within 60 days of March 1, 2004.

(19)	Consists of 18,750 shares subject to options exercisable within 60 days of March 1, 2004.

(20)	Includes shares beneficially owned by the directors and executive officers as a group consisting of the named executive officers and Messrs. Zukerman and Serbinis. Includes an aggregate of 1,712 shares of common stock beneficially owned and 271,550 shares subject to options exercisable within 60 days of March 1, 2004 held by Messrs. Zukerman and Serbinis.

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

Audit Fees

      The aggregate fees for professional services billed by PricewaterhouseCoopers LLP, our independent auditors, in connection with their audit of our consolidated financial statements, reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q and related statutory and regulatory filings were:

Fiscal year ended December 31:
2003	$628,283
2002	$378,400

Audit-Related Fees

      The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services related to the performance of their audit and review of our financial statements that are not included in our “audit fees” above were:

Fiscal year ended December 31:
2003	$12,900
2002	$23,000

      These audit-related fees billed by PricewaterhouseCoopers LLP related to consultation on revenue recognition related to specific license software agreements negotiated during the related annual period and consultation on accounting related to the financing transaction completed in November 2003.

Tax Fees

      The aggregate fees billed by PricewaterhouseCoopers LLP for professional services related to tax compliance, tax advice and tax planning were:

Fiscal year ended December 31:
2003	$523,204
2002	$494,665

      These professional service fees billed by PricewaterhouseCoopers LLP related to tax compliance work for domestic and international tax filings, consultation on sales, use and franchise tax filings and audits, consultation on foreign statutory compliance and consultation on tax related structures of certain vendor contracts.

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

      (a)(2) Financial Statement Schedule

      Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2001, 2002 and 2003 appears on page 150 of this report and should be read in conjunction with the consolidated financial statements and related notes thereto and report of independent auditors filed herewith.

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

      (i) A Current Report on Form 8-K was filed by the Company on March 30, 2004. In this report, Critical Path filed a press release dated March 29, 2004 announcing the appointment of Mark Ferrer as chief executive officer of the Company.

      (c) Exhibits

      The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

3(i).1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(b) to the Registrant’s Registration on Form S-1 (File No. 333-71499)).
3(i).2	Amendment to the Articles of Incorporation, dated January 5, 2001 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
3(i).3	Certificate of the Powers, Designations, Preferences and Rights of the Series D Cumulative Redeemable Convertible Participating Preferred Stock dated November 6, 2001 (Incorporated by reference to Exhibit 3(i).3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3(i).4	Certificate of Amendment of Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
3(i).5	Certificate of Increase in Number of Shares of Series D Cumulative Redeemable Convertible Participating Preferred Stock dated November 20, 2003 (Incorporated by reference to Exhibit 3(i).5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
3(ii)	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3(ii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
4.2	Preferred Stock Rights Agreement dated as of March 19, 2001 between Registrant and ComputerShare Trust Company, Inc., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively (Incorporated by reference to Exhibit 4.5 of Registrant’s Form 8-A filed on May 7, 2001).
4.3	Indenture, dated March 31, 2000, by and between Registrant and State Street Bank and Trust Company of California, N.A., Trustee, relating to the $300 million five-year, 5.75% Convertible Subordinated Notes due April 1, 2005 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
4.4	Warrant to Purchase Common Stock dated March 29, 2001 issued by the Registrant to Vectis Group LLC (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
4.5	Warrant to Purchase Common Stock dated January 29, 1999 issued by the Registrant to America Online, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
4.6	Warrant to Purchase up to 25,000 Shares of Common Stock dated as of December 29, 1999 by and between Ecker Folsom Properties, LLC (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.7	Warrant to Purchase up to 834,000 Shares of Common Stock dated as of June 2000 by and between Worldsport Networks Europe Ltd. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.8	Stock and Warrant Purchase and Exchange Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, LP, GAP Coinvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.9	Stockholders Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.10	Registration Rights Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.11	Escrow Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.12	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).
4.13	Amended and Restated 1998 Stock Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).
4.14	1999 Stock Option Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed on September 22, 1999 (File No. 333-87553)).
4.15	Amendment No. 1 to Preferred Stock Rights Agreement dated as of November 6, 2001 between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).
4.16	Amendment No. 2 to Preferred Stock Rights Agreement dated as of November 18, 2003 between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).
4.17	Amendment No. 3 to Preferred Stock Rights Agreement dated as of January 16, 2004 between Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).
4.18	Amendment No. 4 to Preferred Stock Rights Agreement dated as of March 9, 2004 between Critical Path, Inc. and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.5 to the Registrant’s Amendment No. 2 to the Company’s Registration Statement on Form 8-A filed on March 10, 2004 (File No. 000-25331)).
4.19	Amended and Restated Registration Rights Agreement, dated November 26, 2003 among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAP-W, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Vectis CP Holdings, LLC (Incorporated by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.20	Amended and Restated Stockholders Agreement, dated November 26, 2003, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAP-W, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Vectis CP Holdings, LLC (Incorporated by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.21	Convertible Subordinated Promissory Note dated November 26, 2003 issued by Registrant to General Atlantic Partners 74, L.P. (Incorporated by reference to Exhibit 4.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.22	Convertible Subordinated Promissory Note dated November 26, 2003 issued by Registrant to GAP Coinvestment Partners II, L.P. (Incorporated by reference to Exhibit 4.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.23	Convertible Subordinated Promissory Note dated November 26, 2003 issued by Registrant to GapStar, LLC (Incorporated by reference to Exhibit 4.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.24	Convertible Subordinated Promissory Note dated November 26, 2003 issued by Registrant to GAPCO GmbH & Co. KG (Incorporated by reference to Exhibit 4.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.25	Second Amended and Restated Registration Rights Agreement dated January 16, 2004, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited, Vectis CP Holdings, LLC, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. (Incorporated by reference to Exhibit 4.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.26	Convertible Subordinated Promissory Note dated January 16, 2004 issued by Registrant to Permal U.S. Opportunities Limited (Incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.27	Convertible Subordinated Promissory Note dated January 16, 2004 issued by Registrant to Zaxis Equity Neutral, L.P. (Incorporated by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.28	Convertible Subordinated Promissory Note dated January 16, 2004 issued by Registrant to Zaxis Institutional Partners, L.P. (Incorporated by reference to Exhibit 4.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.29	Convertible Subordinated Promissory Note dated January 16, 2004 issued by Registrant to Zaxis Offshore Limited (Incorporated by reference to Exhibit 4.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.30	Convertible Subordinated Promissory Note dated January 16, 2004 issued by Registrant to Zaxis Partners, L.P. (Incorporated by reference to Exhibit 4.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.31	Convertible Subordinated Promissory Note dated January 16, 2004 issued by Registrant to Passport Master Fund, L.P. (Incorporated by reference to Exhibit 4.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.32	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Permal U.S. Opportunities Limited (Incorporated by reference to Exhibit 4.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.33	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Zaxis Equity Neutral, L.P. (Incorporated by reference to Exhibit 4.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.34	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Zaxis Institutional Partners, L.P. (Incorporated by reference to Exhibit 4.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.35	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Zaxis Offshore Limited (Incorporated by reference to Exhibit 4.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.36	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Zaxis Partners, L.P. (Incorporated by reference to Exhibit 4.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.37	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Guggenheim Portfolio Company XIII (Incorporated by reference to Exhibit 4.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.38	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Crosslink Crossover Fund IV, L.P. (Incorporated by reference to Exhibit 4.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.39	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Sagamore Hill Hub Fund, Ltd. (Incorporated by reference to Exhibit 4.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.40	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Criterion Capital Partners, Ltd. (Incorporated by reference to Exhibit 4.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.41	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Criterion Capital Partners, Institutional (Incorporated by reference to Exhibit 4.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.42	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Criterion Capital Partners, L.P. (Incorporated by reference to Exhibit 4.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.43	Convertible Subordinated Promissory Note dated March 9, 2004 issued by Registrant to Capital Ventures International (Incorporated by reference to Exhibit 4.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.44	Third Amended and Restated Registration Rights Agreement, dated March 9, 2004, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited, Vectis CP Holdings, LLC, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P., Guggenheim Portfolio Company XIII, Passport Master Fund, L.P., Crosslink Crossover Fund IV, L.P., Sagamore Hill Hub Fund, Ltd., Criterion Capital Partners, Ltd., Criterion Capital Partners, Institutional, Criterion Capital Partners, L.P. and Capital Ventures International (Incorporated by reference to Exhibit 4.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.45	Note Amendment Agreement dated March 12, 2004, by and among Registrant, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (Incorporated by reference to Exhibit 4.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.46	Warrant to Purchase up to 100,000 Shares of Common Stock dated March 12, 2004 issued by the Registrant to Silicon Valley Bank (Incorporated by reference to Exhibit 4.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.1	Master Services Agreement dated December 10, 1998 by and between the Registrant and US West Communications Services, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.2	Amendment to Email Services Agreement September 30, 1998 by and between the Registrant and E*TRADE Group, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.3	Email Services Agreement dated January 29, 1999 by and between the Registrant and ICQ, Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.4	Hills Plaza I Office Lease dated as of November 16, 2001 by and between Registrant and SPI Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.5	Standard Industrial/Multitenant Lease-Gross dated June 20, 1997 by and between the Registrant and 501 Folsom Street Building. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.6	Office lease dated December 1999 by and between Ecker-Folsom Properties, LLC and the Registrant. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.7	Office lease dated December 1999 by and between Ecker-Folsom Properties, LLC and the Registrant. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.8	Agreement dated as August 13, 2001 by and between Registrant and David Hayden (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2001).
10.9	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and David Hayden (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.10	Agreement dated as of August 1, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report for the quarter and nine months ended September 30, 2001).
10.11	Nonstatutory Stock Option Agreement dated as of August 1, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.12	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.13	First Amended and Restated Employment Agreement dated as of January 7, 2002 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.14	Nonstatutory Stock Option Agreement dated as of December 21, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.15	Agreement dated as of October 8, 2001 by and between Registrant and Pierre Van Beneden (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report for the quarter and nine months ended September 30, 2001).

10.16	Nonstatutory Stock Option Agreement dated as of October 8, 2001 by and between Registrant and Pierre Van Beneden (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.17	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and Pierre Van Beneden (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.18	Consulting Agreement dated as of August 16, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.19	Nonstatutory Stock Option Agreement dated as of September 5, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.20	Addendum to Consulting Agreement dated as of October 31, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.21	Nonstatutory Stock Option Agreement dated as of October 31, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.22	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.23	Employment Agreement dated as of January 14, 2002 by and between Registrant and Bernard Harguindeguy (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.24	Agreement, dated as of May 15, 2001, by and between the Registrant and Lawrence P. Reinhold (Incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001).
10.25	Agreement and Release, dated February 9, 2001, by and between the Registrant and Douglas Hickey (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.26	Promissory Note and Security Agreement dated November 2, 1998 by and between the Registrant and Douglas Hickey. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).
10.27	Nonstatutory Stock Option Agreement dated as of May 8, 2002 by and between Registrant and Paul Bartlett (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.28	Nonstatutory Stock Option Agreement dated as of January 15, 2003 by and between Registrant and Paul Bartlett (Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.29	Employment Agreement dated as of April 8, 2002 by and between Registrant and Paul Bartlett (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.30	Nonstatutory Stock Option Agreement dated as of October 10, 2002 by and between Registrant and Robert Allen Shipp (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.31	Employment Agreement dated as of October 9, 2002 by and between Registrant and Robert Allen Shipp (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.32	Employment Agreement dated as of November 4, 2002 by and between Registrant and Patrick Tracy Currie (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.33	Nonstatutory Stock Option Agreement dated as of November 6, 2002 by and between Registrant and Patrick Tracy Currie (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.34	Separation Agreement and Release dated as of November 16, 2002 by and between Registrant and Pierre Van Beneden (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).
10.35	Separation Agreement and Release dated as of January 15, 2003 by and between Registrant and Laureen DeBuono (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.36	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.37	Loan and Security Agreement dated as of September 30, 2002 by and between Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.38	Share Purchase Agreement by and among Registrant, Critical Path Japan K.K., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), NTT Communications Corporation and NEC Corporation dated as June 6, 2002 (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.39	Change of Control Severance Agreement dated May 29, 2003 by and between the Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.40	Change of Control Severance Agreement dated May 29, 2003 by and between the Registrant and Paul Bartlett (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.41	Amendment to Employment Agreement and Release of Claims dated August 16, 2003 by and between the Registrant and Robert A. Shipp (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2003).
10.42	Amendment to Employment Agreement and Release of Claims dated May 16, 2003 by and between the Registrant and Bernard Harguindeguy (Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.43	Incentive Bonus Agreement dated October 23, 2003 between the Registrant and Bernard Harguindeguy (Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.44	Amendment to Employment Agreement dated August 31, 2003 by and between the Registrant and Paul Bartlett (Incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.45	Summary of Expense Reimbursement dated August 31, 2003 by and between the Registrant and Paul Bartlett (Incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.46	Amendment to Employment Agreement and Release of Claims dated November 24, 2003 by and between the Registrant and Paul Bartlett (Incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.47	Amendment No. 1 to First Amended and Restated Employment Agreement dated as of September 1, 2003 by and between the Registrant and William McGlashan, Jr. (Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.48	Employment Agreement dated February 4, 2004 by and between the Registrant and James Clark (Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.49	Modification of Loan and Security Agreement dated as of March 25, 2003 by and between Registrant and Silicon Valley Bank Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.50	Amended and Restated Loan and Security Agreement dated as of July 18, 2003 by and between Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.51	First Amendment to Amended and Restated Loan and Security Agreement dated as of November 26, 2003 by and between Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.52	Second Amendment to Amended and Restated Loan and Security Agreement dated as of January 30, 2004 by and between Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.53	Convertible Note Purchase and Exchange Agreement dated November 18, 2003 among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAP-W, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 20, 2003).
10.54	Amendment to Convertible Note Purchase and Exchange Agreement dated January 16, 2004 among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (Incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.55	Amendment No. 2 to Convertible Note Purchase and Exchange Agreement dated March 9, 2004 among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (Incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.56	Convertible Note Purchase Agreement dated January 16, 2004 among Registrant, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 21, 2004).
10.57	Amendment No. 1 to Convertible Note Purchase Agreement dated March 9, 2004 among Registrant, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. (Incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.58	Convertible Note Purchase Agreement dated March 9, 2004 among Registrant, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P., Guggenheim Portfolio Company XIII, Crosslink Crossover Fund IV, L.P., Sagamore Hill Hub Fund, Ltd., Criterion Capital Partners, Ltd., Criterion Capital Partners, Institutional, Criterion Capital Partners, L.P. and Capital Ventures International (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 10, 2004).
10.59	Third Amendment to Amended and Restated Loan and Security Agreement dated as of March 12, 2004 by and between Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.60	First Amendment to Lease dated November 17, 2003 by and between the Registrant and Sri Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.61	Employment Agreement dated as of March 29, 2004 by and between Registrant and Mark Ferrer.
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney (see the signature page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

San Jose, California

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

      Cash and cash equivalents totaled $19.0 million at December 31, 2003. Of the Company’s cash and cash equivalents at December 31, 2003, $5.0 million is expected to support its outstanding obligations to Silicon Valley Bank (See Note 10 – Credit Facility), which includes cash required in order to support the line of credit provided by Silicon Valley Bank and related letters of credit secured by the line of credit. Additionally, at December 31, 2003, $7.6 million of the Company’s cash and cash equivalents was located in accounts of the Company’s subsidiaries outside the United States as compared to $18.5 million at December 31, 2002. The laws of the country of incorporation of some of the Company’s non-U.S. subsidiaries limit the Company’s ability readily to move cash out of the country and so the Company does not consider such cash readily available for use in its domestic United States operations. For instance, the Company’s ability to use cash held by its German subsidiary is limited to supporting the operations of the German subsidiary without adverse tax consequences and local German laws in some circumstances prevent the transfer of cash from Germany to any other foreign or domestic account. Also, minimum capitalization requirements for the Company’s subsidiaries subject to the laws of Germany, Ireland, Italy, Japan and Switzerland limit the Company’s ability to transfer significant amounts of cash out of those countries. For these reasons, the Company does not characterize any cash held by its foreign subsidiaries to be readily available for use in the United States. Accordingly, the Company’s readily available cash resources in the United States as of December 31, 2003 and 2002, were $6.4 million and $21.5 million, respectively. During 2003, the Company used an average of approximately $8.7 million of cash per quarter to fund the Company’s operating activities. Historically, the Company has suffered recurring losses from operations and negative cash flow from operations. Given this factor, in combination with the Company’s financial position in the fourth quarter of 2003, the Company has recently consummated several financing transactions in order to secure sufficient funding to meet the Company’s expected cash requirements for at least the next twelve months.

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

      On January 30, 2004, the Company executed an amendment with Silicon Valley Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 31, 2004. Subsequently, on March 12, 2004 the Company executed an additional amendment with Silicon Valley Bank, which increased the size of the credit line to a maximum of $6.0 million and extended the maturity date to June 30, 2005. The credit facility continues to be collateralized by all of the Company’s personal property, including intellectual property, and borrowings under the current agreement bear a variable interest rate of between Prime plus 1.5% and Prime plus 3.0%, which has historically ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Initial commitment fees of $20,000 and $100,000 were charged related to the January and March amendments, respectively. Additionally, the facility carries an expedite fee of $50,000, an unused facility fee of either 0.45% or 2.00%, based upon the level of cash balances held at the bank, payable at the end of each quarterly period in arrears, and an early termination fee of $50,000 if the facility is canceled prior to August 1, 2004. In connection with the March amendment to the credit facility, the Company agreed to issue warrants to purchase up to 100,000 shares of the Company’s Common Stock to Silicon Valley Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date of March 12, 2011.

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

Note 10 — Credit Facility

      In September 2002, the Company entered into a $15.0 million one-year line of credit with Silicon Valley Bank, to be utilized for working capital and general corporate operations. The credit facility was amended on March 25, 2003 and again on July 18, 2003, as a result of non-compliance with the financial covenants of the facility. The Company regained compliance with the covenants in the credit facility upon execution of the line of credit agreement on July 18, 2003 and extended the maturity of the credit facility to January 30, 2004. In December 2003, the Company did not comply with a certain financial covenant and it subsequently received a letter from Silicon Valley Bank on December 17, 2003 waiving such covenant violation. The credit facility is collateralized by all of the Company’s personal property, including intellectual property, and borrowings under the current agreement bear a variable interest rate of Prime plus 2.0%, which has ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Commitment fees related to the credit facility included an initial commitment fee of 0.50%, or $75,000, and additional commitment fees of $35,000 for each amendment. The facility carries an additional fee based on unused credit of 0.45% payable at the end of each quarterly period in arrears and an early termination fee of 1.0% of the total credit facility through maturity. During the first quarter of 2003, the Company drew $4.9 million against the line of credit and repaid $2.6 million during the fourth quarter of 2003. As of December 31, 2003 a $2.3 million balance remained outstanding. Additionally, during the year the Company reduced letters of credit held under the credit facility from $3.0 million at December 31, 2002 to $2.7 million at December 31, 2003. All associated interest and fees are included as a component of interest expense.

      On January 30, 2004, the Company executed an amendment with Silicon Valley Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 31, 2004. Subsequently, on March 12, 2004 the Company executed an additional amendment with Silicon Valley Bank, which increased the size of the credit line to a maximum of $6.0 million and extended the maturity date to June 30, 2005. Additionally, the line of credit agreement calls for a minimum cash balance at Silicon Valley

Bank of $3.0 million. The Company does not classify this as restricted cash as it is legally unrestricted. The credit facility continues to be collateralized by all of the Company’s personal property, including intellectual property, and borrowings under the current agreement bear a variable interest rate of between Prime plus 1.5% and Prime plus 3.0%, which has historically ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Initial commitment fees of $20,000 and $100,000 were charged related to the January and March amendments, respectively. Additionally, the facility carries an expedite fee of $50,000, an unused facility fee of either 0.45% or 2.00%, based upon the level of cash balances held at the bank, payable at the end of each quarterly period in arrears, and an early termination fee of $50,000 if the facility is canceled prior to August 1, 2004. In connection with the March 2004 amendment to the credit facility, the Company agreed to issue warrants to purchase up to 100,000 shares of its Common Stock to Silicon Valley Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date of March 12, 2011.

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on the 16th day of April, 2004.

Critical Path, Inc.

By:	/s/ JAMES A. CLARK

James A. Clark
Executive Vice President and
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name		Title	Date

/s/ WILLIAM E. MCGLASHAN, JR. William E. McGlashan, Jr.		Chairman of the Board	April 16, 2004

/s/ MARK FERRER Mark Ferrer		Chief Executive Officer (Principal Executive Officer)	April 16, 2004

/s/ JAMES A. CLARK James Clark		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2004

* Peter Currie		Director	April 16, 2004

* Ross Dove		Director	April 16, 2004

* William E. Ford		Director	April 16, 2004

* Frost R. R. Prioleau		Director	April 16, 2004

* Steven R. Springsteel		Director	April 16, 2004

By:	/s/ WILLIAM E. MCGLASHAN William E. McGlashan As Attorney-in-Fact