Form 10-Q
period 2004-03-31
CRITICAL PATH INC
filed 2004-05-10
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-25331

Critical Path, Inc.

A California Corporation	I.R.S. Employer No. 91-1788300

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

As of April 30, 2004, the Company had outstanding 21,388,848 shares of common stock, $0.001 par value per share.

CRITICAL PATH, INC.

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2004
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$18,984	$37,131
Accounts receivable, net	16,880	16,704
Prepaid and other current assets	4,664	5,355

Total current assets	40,528	59,190
Property and equipment, net	14,821	13,304
Goodwill	6,613	6,613
Other assets	5,763	7,751

Total assets	$67,725	$86,858

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,022	$4,102
Accrued liabilities	20,755	22,280
Deferred revenue	8,856	9,966
Line of credit facility	2,298	—
Capital lease and other obligations, current	1,721	1,587

Total current liabilities	38,652	37,935
Deferred revenue	1,343	1,360
Convertible notes payable	48,376	81,921
Capital lease and other obligations, long-term	1,295	1,009

Total liabilities	89,666	122,225

Commitments and contingencies
Mandatorily redeemable Series D preferred stock, par value $0.001 Shares authorized: 5,000 Shares issued and outstanding: 4,000 Liquidation value at March 31, 2004: $68,831	55,301	55,288

Shareholders’ deficit
Common stock and paid-in-capital, par value $0.001 Shares authorized: 125,000,000 Shares issued and outstanding: 20,037 and 21,182	2,154,295	2,153,182
Common stock warrants	5,947	5,947
Notes receivable from shareholders	(870)	(1,015)
Unearned compensation	—	(1,484)
Accumulated deficit	(2,238,728)	(2,248,714)
Accumulated other comprehensive income	2,114	1,429

Total shareholders’ deficit	(77,242)	(90,655)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$67,725	$86,858

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2003	March 31, 2004
	(Unaudited) (In thousands, except per share amounts)
Net revenues
Software license	$5,047	$4,251
Hosted messaging	5,386	4,343
Professional services	3,220	2,659
Maintenance and support	4,381	5,825

Total net revenues	18,034	17,078

Cost of net revenues
Software license	1,797	911
Hosted messaging	6,263	6,381
Professional services	3,450	3,094
Maintenance and support	1,929	1,449
Stock-based expense — Hosted messaging	8	5
Stock-based expense — Professional services	3	—
Stock-based expense — Maintenance and support	6	—

Total cost of net revenues	13,456	11,840

Gross profit	4,578	5,238

Operating expenses
Sales and marketing	9,309	6,939
Research and development	4,623	5,779
General and administrative	3,226	3,122
Stock-based expense — Sales and marketing	18	14
Stock-based expense — Research and development	15	18
Stock-based expense — General and administrative	9	9
Restructuring and other expenses	3,189	1,065

Total operating expenses	20,389	16,946

Loss from operations	(15,811)	(11,708)
Interest and other income (expense), net	(6,427)	3,667
Interest expense	(769)	(1,580)

Loss before income taxes	(23,007)	(9,621)
Provision for income taxes	(194)	(366)

Net loss	(23,201)	(9,987)
Accretion on mandatorily redeemable preferred stock	(3,665)	(3,147)

Net loss attributable to common shares	$(26,866)	$(13,134)

Net loss per share attributable to common shares — basic and diluted	$(1.37)	$(0.63)

Weighted average shares — basic and diluted	19,666	21,014

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2003	March 31, 2004
	(Unaudited) (In thousands)
Operating
Net loss	$(23,201)	$(9,987)
Recovery of doubtful accounts	(165)	(93)
Depreciation and amortization	4,624	2,658
Stock-based costs and expenses	59	46
Change in fair value of preferred stock instrument	6,200	(3,160)
Amortization of non-cash interest expense	—	60
Restructuring charges — non-cash	142	—
Accounts receivable	3,144	(448)
Other assets	(3,321)	(362)
Accounts payable	(1,296)	(798)
Accrued liabilities	96	1,475
Deferred revenue	(1,292)	1,295

Net cash used in operating activities	(15,010)	(9,314)

Investing
Notes receivable from officers	7	3
Property and equipment purchases	(4,319)	(1,090)
Sale of marketable securities	9,573	—
Restricted cash	2,729	—

Net cash provided by (used in) investing activities	7,990	(1,087)

Financing
Proceeds from issuance of convertible notes, net	—	31,156
Proceeds from issuance of common stock, net	5	163
Proceeds from (payments on) line of credit facility	4,900	(2,298)
Principal payments on note and lease obligations	(307)	(287)

Net cash provided by financing activities	4,598	28,734

Net change in cash and cash equivalents	(2,422)	18,333
Effect of exchange rates on cash and cash equivalents	333	(186)
Cash and cash equivalents at beginning of period	33,498	18,984

Cash and cash equivalents at end of period	$31,409	$37,131

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The Company

Critical Path, Inc. was incorporated in California on February 19, 1997. Critical Path, along with its subsidiaries (collectively referred to herein as the “Company”), provides digital communications software and services that enable enterprises, government agencies, wireless carriers, and service providers to rapidly deploy scalable solutions for messaging and identity management. Built upon an open, extensible software platform, these solutions help organizations expand the range of digital communications services they provide, while helping to reduce overall costs. Critical Path’s messaging solutions - which are available both as licensed software or hosted services - provide integrated access to a broad range of communication and collaboration applications from wireless devices, Web browsers, desktop clients, and voice systems. This provides new revenue opportunities for carriers and service providers and helps enable them to attract new subscribers, drive more usage, and retain subscribers longer. For enterprises and governments, Critical Path’s solutions help to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable easier compliance with new regulatory mandates, and reduce the cost and effort of deploying modern messaging services to distributed organizations, mobile users, deskless workers, suppliers and customers.

The unaudited condensed consolidated financial statements (“Financial Statements”) of the Company furnished herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for each interim period presented. All adjustments are normal recurring adjustments. The Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, presented in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire year.

Liquidity

Since inception, the Company has incurred aggregate consolidated net losses of approximately $2.2 billion, which includes $1.3 billion related to the impairment of long-lived assets, $445 million related to non-cash charges associated with the Company’s ten acquisitions and $172 million related to non-cash stock-based employee compensation expenses. With the Company’s history of losses, revenue generated from the sale of its products and services may not increase to a level that exceeds its operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Accordingly, the Company’s cash flow from operations may continue to be negatively impacted.

Cash and cash equivalents totaled $37.1 million at March 31, 2004. Of the Company’s cash and cash equivalents at March 31, 2004, $2.7 million is expected to support its outstanding obligations to Silicon Valley Bank (See Note 7 - Credit Facility) and $7.6 million is located in accounts outside the United States, which may not be available to the Company’s domestic operations. Accordingly, the Company’s readily available cash resources in the United States as of March 31, 2004 were $26.8 million. At December 31, 2003, the Company’s readily available cash resources in the United States totaled $6.4 million. During 2003 and the first quarter of 2004, the Company used an average of approximately $8.8 million of cash per quarter to fund the Company’s operating activities. Historically, the Company has suffered recurring losses from operations and negative cash flow from operations. Given this factor, in combination with the Company’s financial position in the fourth quarter of 2003, the Company has recently consummated several financing transactions in order to secure sufficient funding to meet the Company’s expected cash requirements through at least December 31, 2004.

Recent Financing Transactions

On November 18, 2003, the Company entered into a definitive agreement to issue an aggregate of $10 million in principal amount of 10% Senior Convertible Notes to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G., (“the General Atlantic Investors”), and to convert the notes, plus $1 million in accrued interest, into approximately 7.3 million shares of the Company’s Series E Preferred Stock. In the same agreement, the Company agreed to exchange approximately $32.8 million in face value of the Company’s 5 3/4% convertible subordinated notes held by a group of investors led by Cheung Kong Group and its Whampoa Limited affiliates including Campina Enterprises Limited, Cenwell Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (“the Cheung Kong Investors”) for approximately 21.9 million shares of the Company’s Series E Preferred Stock. These notes and related interest are convertible into shares of Series E Preferred Stock at $1.50 per share only if the Company receives shareholder approval.

In November 2003, the Company announced its intention to make a rights offering to public shareholders of record to purchase up to approximately $21 million of newly issued Series E convertible preferred shares at a purchase price of $1.50 per share. Shareholders of record on the record date of April 30, 2004 will receive 0.65 subscription rights for each share of the Company’s common stock held on the record date. Each subscription right entitles the holder to purchase one share of the Company’s Series E preferred stock at the subscription price of $1.50 per share. Each share of Series E preferred stock is convertible into the number of shares of common stock obtained by dividing $1.50 plus the amount of dividends accreted to the Series E preferred stock from the date of issuance through the most recent semi-annual dividend accrual date by $1.50. The Company filed a registration statement for the Series E preferred stock to be issued pursuant to the rights offering. The Securities and Exchange Commission declared this registration statement effective on May 5, 2004. If shareholders approve, among other things, the issuance of the Series E preferred stock at a meeting to be held on June 11, 2004, the Company intends to consummate the rights offering on or around June 25, 2004.

In January 2004, the Company issued $15 million in principal amount of 10% Senior Convertible Notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. These notes are convertible into approximately 10 million shares of Series E Preferred Stock at $1.50 per share only if the Company receives shareholder approval at a special meeting to be held on June 11, 2004. As a result, interest expense of approximately $1.5 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E Preferred Stock. If the Company does not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of the Company’s Common Stock at $1.65 per share, provided the note holder will not be able to convert its notes into shares of Common Stock to the extent the note holder, together with its affiliates, would own 9.9% or more of the Company’s Common Stock after conversion. If these notes do not convert into Series E Preferred Stock or Common Stock, they become due and payable on the fourth anniversary of their issuance.

In March 2004, the Company issued $18.5 million in principal amount of 10% Senior Convertible Notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital. These notes are convertible into approximately 12.3 million shares of Series E Preferred Stock at $1.50 per share only if the Company receives shareholder approval at a special meeting to be held on June 11, 2004. If the Company does not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of the Company’s Common Stock at $2.18 per share, provided the note holder will not be able to convert its notes into shares of Common Stock to the extent the note holder, together with its affiliates, would own 9.9% or more of the Company’s Common Stock after conversion. As a result, interest expense of approximately $8.4 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E Preferred Stock. If these notes do not convert into Series E Preferred Stock or Common Stock, they become due and payable on the fourth anniversary of their issuance.

Upon shareholder approval of the matters being presented at a special meeting on June 11, 2004, the $43.5 million in principal amount of 10% Senior Convertible Notes, plus interest, will automatically convert into approximately 29 million shares of Series E Preferred Stock at $1.50 per share. Additionally upon such approval, the $32.8 million in face value of its 5 3/4% convertible subordinated notes due in April 2005 held by the Cheung Kong Investors will automatically be converted into approximately 21.9 million shares of its Series E Preferred Stock. The Series E Preferred Stock will be issued to these investors only if Critical Path receives shareholder approval and will rank senior in preference to all of the Company’s existing equity. These preferred shares will accrue dividends at an annual rate of 5 3/4% of the purchase price of $1.50 per share.

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

On January 30, 2004, the Company executed an amendment with Silicon Valley Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 31, 2004. Subsequently, on March 12, 2004, the Company executed an additional amendment with Silicon Valley Bank, which increased the size of the credit line to a maximum of $6.0 million and extended the maturity date to June 30, 2005. The credit facility continues to be collateralized by certain of the Company’s assets and borrowings under the current agreement bear a variable interest rate of between Prime plus 1.5% and Prime plus 3.0%, which has historically ranged from 5.25% to 6.25%, and is subject to certain covenants. See Note 7 – Credit Facility.

The 10% Senior Convertible Notes and related interest become due and payable on the fourth anniversary of their issuance. In addition, the notes also become due and payable upon the consummation of a qualified asset sale, a change of control or any financing or series of financings that in the aggregate raises at least $40 million. There are also certain other circumstances that cause these notes to become due and payable which have been disclosed in Note 4 - Convertible Notes.

With the Company’s history of operating losses, its primary sources of capital have come from both debt and equity financings that it has completed over the past several years. With the proceeds from the recent financing transactions discussed above, it believes that its cash, cash equivalents and available line of credit as of the date of this filing will be sufficient to maintain current and planned operations through at least December 31, 2004.

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

Segment Information

The Company does not currently manage its business in a manner that requires it to report financial results on a segment basis. The Company currently operates in one segment, digital communications software and services, and management uses one measure of profitability. Revenue information on a product and service basis has been disclosed in the Company’s statement of operations.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation and such reclassifications did not have an effect on the prior periods’ net loss attributable to common shares.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense for fixed options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company amortizes stock-based compensation using the accelerated method over the remaining vesting periods of the related options, which is generally four years. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18. The shares underlying warrants or options, which are unvested, are remeasured at each reporting date until a measurement date occurs, at which time the fair value of the warrant is fixed. The related charge is amortized over the estimated term of the relationship. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not.

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

Had compensation cost been recognized based on the fair value at the date of grant for options granted, during the first quarters of 2003 and 2004, the pro forma amounts of the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended March 31,
	2003	2004
	(In thousands, except per share amounts)
Net loss attributable to common shares — as reported	$(26,866)	$(13,134)
Add:
Stock-based employee compensation expense included in reported net loss attributable to common shares, net of related tax effects	59	46
Deduct:
Total stock-based employee compensation (expense) income determined under a fair value based method for all grants, net of related tax effects	515	(2,426)

Net loss attributable to common shares — pro forma	(26,292)	(15,514)

Basic and diluted net loss per share attributable to common shares — as reported	(1.37)	(0.63)
Basic and diluted net loss per share attributable to common shares — pro forma	$(1.34)	$(0.74)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three Months Ended March 31,
	2003	2004
Risk-free interest rate	2.6%	3.0%
Expected lives (in years)	4.0	4.0
Dividend yield	0.0%	0.0%
Expected volatility	111.0%	146.0%

Recent accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R which supercedes FIN 46. FIN 46R is applicable in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, or EITF 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company is still evaluating the impact of the adoption of EITF 03-06 on its results of operations and financial position.

Note 2 — Strategic Restructuring and Employee Severance (in millions)

Three months ended March 31, 2004:

	Liability at December 31, 2003	Adjustments	Restructuring Charges	Noncash Charges	Cash Payments	Liability at March 31, 2004
Workforce reduction	$0.2	$—	$1.0	$—	$(0.8)	$0.4
Facility and operations consolidation and other charges	0.6	—	0.1	—	(0.1)	0.6

Total	$0.8	$—	$1.1	$—	$(0.9)	$1.0

Three months ended March 31, 2003:

	Liability at December 31, 2002	Adjustments	Restructuring Charges	Noncash Charges	Cash Payments	Liability at March 31, 2003
Workforce reduction	$1.2	$(0.6)	$3.7	$(0.1)	$(3.0)	$1.2
Facility and operations consolidation and other charges	1.1	(0.3)	0.4	—	(0.3)	0.9
Non-core product and service sales and divestitures	0.3	(0.3)	0.3	—	(0.3)	—

Total	$2.6	$(1.2)	$4.4	$(0.1)	$(3.6)	$2.1

In May 2002, the Board of Directors approved a restructuring plan to further reduce the Company’s expense levels consistent with the current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. The balance of the accrual at March 31, 2004 was approximately $0.4 million and is expected to be utilized by the end of 2004.

In January 2003, The Company announced a restructuring initiative designed to further reduce its expense levels in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction was partially offset by outsourcing approximately 75 positions to lower cost service providers. The Company incurred aggregate charges of approximately $8.0 million resulting from the cost reduction plan, inclusive of $7.0 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $0.7 million in severance and related costs and $1.0 million in facilities lease termination costs. During the first quarter of 2004, this initiative was completed and at March 31, 2004, there was no remaining balance accrued.

In November 2003, the Company announced that it was restructuring certain of its facility lease obligations in an effort to reduce its long-term cash obligations. In addition, the Company identified an additional 16 positions, primarily held by management-level employees, which were to be eliminated. Costs totaling $1.9 million were recognized during the fourth quarter of 2003 associated with these initiatives, including $1.4 million in lease restructuring and termination costs and $0.5 million in severance and related headcount reduction costs. Additionally, costs totaling $1.1 million were recognized during the first quarter of 2004 associated with these initiatives, including $0.1 million in lease restructuring and termination costs and $1.0 million in severance and related headcount reduction costs. During the fourth quarter of 2003 and first quarter of 2004, cash payments totaling $1.3 million and $0.9 million, respectively, were made associated with these restructuring activities. The remaining accrual of $0.6 million associated with this restructuring is expected to be utilized by the end of the second quarter of 2004.

Note 3 — Goodwill

At December 31, 2003 and March 31, 2004, the Company was had $6.6 million of goodwill, which ceased being amortized from January 1, 2002, in accordance with SFAS No. 142.

Note 4 — Convertible Notes

5 3/4% Convertible Subordinated Notes

During the three months ended March 31, 2003 and 2004, the Company recognized interest expense related to the 5 3/4% convertible subordinated notes due in April 2005 of $547,000 in each respective period. As of March 31, 2004, the total balance outstanding was $38.4 million. There was approximately $1.1 million in accrued interest payable related to these notes at March 31, 2004. These 5 3/4% Notes are carried at cost and had an approximate fair value at March 31, 2004 of $34.7 million.

In November 2003, the Company executed an agreement to exchange approximately $32.8 million in face value of its 5 3/4% Notes, which were held by a group of investors led by Cheung Kong Investors, for approximately 21.9 million shares of Series E Preferred Stock. Upon shareholder approval at a special meeting to be held on June 11, 2004, approximately $32.8 million face value of 5 3/4% Convertible Subordinated Notes held by the Cheung Kong Investors will be exchanged for approximately 21.9 million shares of Series E Preferred Stock. As a result, a charge equal to the fair value of the Series E Preferred Stock less the carrying value of the related Notes, net of unamortized issuance costs, will be recorded to arrive at net loss and net loss attributable to common shareholders as of the date of the exchange.

In March 2004, the Company executed an amendment with the Cheung Kong Investors, which would extend the maturity of the $32.8 million in face value of 5 3/4% Notes held by the Cheung Kong Investors from April 1, 2005 to April 1, 2006. The extension will only take place in the event the Company’s shareholders do not approve, at the special meeting to be held on June 11, 2004, the exchange of the 5 3/4% Notes held by the Cheung Kong Investors for approximately 21.9 million shares of the Company’s Series E Preferred Stock. In addition, in the event the maturity date is extended to April 1, 2006, the interest rate on the 5 3/4% Notes held by the Cheung Kong Investors will increase to 7 1/2% for the period beginning April 1, 2005 and ending April 1, 2006, and the Company will be required to pay fees totaling $1.5 million.

10% Senior Convertible Notes

March 31, 2004
10% Senior Convertible Notes	$42,750
Amount allocated to derivative instrument	750
Accretion on 10% Senior Convertible Notes	61

Carrying value of 10% Senior Convertible Notes	$43,561

In November 2003, the Company issued in a private placement $10 million in 10% senior convertible notes to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G. (referred to collectively as the General Atlantic Investors).

At issuance, the senior convertible note issued to General Atlantic Investors was deemed to have an embedded derivative, related to the acceleration of any unearned interest upon conversion prior to the first anniversary of its issue date. The fair value of this derivative, which was fixed at $750,000 at issuance, was recorded as a reduction in the carrying amount of the convertible note and will be accreted over the initial year of the four-year term. As a result, the Company recorded accretion of approximately $16,000 to interest expense during 2003.

Upon shareholder approval at a special meeting to be held on June 11, 2004, the $10 million in principal amount of senior convertible notes held by the General Atlantic Partners, plus interest, will convert into 7.3 million shares of Series E convertible preferred stock at $1.50 per share. As a result, interest expense of approximately $5.7 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E convertible preferred stock. Interest expense of $253,000 was recognized on the debt during the three months ended March 31, 2004 and $353,000 was payable as of March 31, 2004.

In January 2004, the Company issued $15 million in principal amount of 10% Senior Convertible Notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. These notes are convertible into approximately 10 million shares of Series E Preferred Stock at $1.50 per share only if the Company receives shareholder approval on June 11, 2004. As a result, interest expense of approximately $1.5 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E Preferred Stock. If the Company does not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of the Company’s Common Stock at $1.65 per share, provided the note holder will not be able to convert its notes into shares of Common Stock to the extent the note holder, together with its affiliates, would own 9.9% or more of the Company’s Common Stock after conversion. If these notes do not convert into Series E Preferred Stock or Common Stock, they become due and payable on the fourth anniversary of their issuance. Interest expense of $317,000 was recognized on the debt during the three months ended March 31, 2004 and remained payable as of March 31, 2004.

In March 2004, the Company issued $18.5 million in principal amount of 10% Senior Convertible Notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital. These notes are convertible into approximately 12.3 million shares of Series E Preferred Stock at $1.50 per share only if the Company receives shareholder approval on June 11, 2004. If the Company does not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of the Company’s Common Stock at $2.18 per share, provided the note holder will not be able to convert its notes into shares of Common Stock to the extent the note holder, together with its affiliates, would own 9.9% or more of the Company’s Common Stock after conversion. As a result, interest expense of approximately $8.4 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E Preferred Stock. If these notes do not convert into Series E Preferred Stock or Common Stock, they become due and payable on the fourth anniversary of their issuance. Interest expense of $115,000 was recognized on the debt during the three months ended March 31, 2004 and remained payable as of March 31, 2004.

The 10% Senior Convertible Notes become due and payable on the consummation of a qualified asset sale, a change of control or any financing or series of financings that in the aggregate raises at least $40 million. Additionally, the notes become due and payable when declared due and payable by a holder upon the occurrence of an event of default, which include, subject to some exceptions: (1) the Company’s failure to pay any amounts due under notes when they are due and payable, (2) the Company’s default on any indebtedness with a principal amount of at least $500,000, (3) the Company’s voluntary or involuntary bankruptcy, (4) any judgment for the payment of money of more than $500,000, (5) the attachment by its lenders of any of its assets, or (6) the occurrence of any event having a material adverse effect on the Company’s business, operations, assets, properties or condition.

The 10% senior convertible notes also contain a financial covenant that requires the Company to maintain a minimum monthly average operating cash flow, over any given fiscal quarter, for its operations in the Americas of negative $3.0 million. Additionally, the Company may not incur, create or assume indebtedness or liens under the notes, with specified exceptions. Also, with some exceptions, under the notes it may not: (1) merge with another entity, (2) make any restricted payments, including dividends, distributions and the redemption any of its options or capital stock, (3) enter into any transactions with any affiliates, (4) make investments, (5) change the nature of the Company’s business, (6) permit the Company’s domestic subsidiaries to hold real or personal property in excess of specified amounts or (7) create any new subsidiaries.

If the Company breaches any representation or warranty or fails to abide by any of its covenants, including the foregoing covenants, then the 10% Senior Convertible Notes may become immediately due and payable. If these notes do not convert into Series E Preferred Stock or Common Stock, the principal and related interest will become due and payable on the fourth anniversary of their issuance.

Note 5 — Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2003	2004
	(unaudited)
Net loss attributable to common shares	$(26,866)	$(13,134)
Unrealized investment losses	(2)	—
Foreign currency translation adjustments	587	(685)

Total comprehensive loss	$(26,281)	$(13,819)

There were no tax effects allocated to any components of other comprehensive loss during the three months ended March 31, 2003 or 2004.

Note 6 — Loss Per Share Attributed to Common Shares

Net loss per share is calculated as follows:

	Three Months Ended March 31,
	2003	2004
	(In thousands, except per share amounts)
Net loss attributed to common shares
Net loss	$(23,201)	$(9,987)
Accretion on mandatorily redeemable preferred stock	(3,665)	(3,147)

Net loss attributable to common shares	$(26,866)	$(13,134)
Weighted average shares outstanding
Weighted average shares outstanding	19,752	21,127
Weighted average shares subject to repurchase agreements	—	(113)
Weighted average shares held in escrow related to acquisitions	(86)	—

Shares used in computation of basic and diluted net loss per share	19,666	21,014
Basic and diluted net loss per share attributed to common shares
Net loss attributable to common shares	$(1.37)	$(0.63)

As of March 31, 2003 and 2004, there were 28,776,051 and 76,244,444 potential common shares, respectively, that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

Note 7 — Credit Facility

In September 2002, the Company entered into a $15.0 million one-year line of credit with Silicon Valley Bank, to be utilized for working capital and general corporate operations. The credit facility was amended on March 25, 2003 and again on July 18, 2003, as a result of non-compliance with the financial covenants of the facility. The Company regained compliance with the covenants in the credit facility upon execution of the line of credit agreement on July 18, 2003 and extended the maturity of the credit facility to January 30, 2004. In December 2003, the Company did not comply with a certain financial covenant and it subsequently received a letter from Silicon Valley Bank on December 17, 2003 waiving such covenant violation. The credit facility is collateralized by all of the Company’s personal property, including intellectual property, and borrowings under the current agreement bear a variable interest rate of Prime plus 2.0%, which has ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Commitment fees related to the credit facility included an initial commitment fee of 0.50%, or $75,000, and additional commitment fees of $35,000 for each amendment. The facility carries an additional fee based on unused credit of 0.45% payable at the end of each quarterly period in arrears and an early termination fee of 1.0% of the total credit facility through maturity. As of March 31, 2004, there was no balance outstanding but there were letters of credit held under the credit facility totaling $2.7 million..

On January 30, 2004, the Company executed an amendment with Silicon Valley Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 31, 2004. On March 12, 2004 the Company executed an additional amendment with Silicon Valley Bank, which increased the size of the credit line to a maximum of $6.0 million and extended the maturity date to June 30, 2005. Additionally, the line of credit calls for a minimum cash balance at Silicon Valley Bank of $3.0 million. The Company does not classify this as restricted cash as it is legally unrestricted. The credit facility continues to be collateralized by all of the Company’s personal property, including intellectual property, and borrowings under the current agreement bear a variable interest rate of between Prime plus 1.5% and Prime plus 3.0%, which has historically ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Initial commitment fees of $20,000 and $100,000 were charged related to the January and March amendments, respectively. Additionally, the facility carries an expedite fee of $50,000, an unused facility fee of either 0.45% or 2.00%, based upon the level of cash balances held at the bank, payable at the end of each quarterly period in arrears, and an early termination fee of $50,000 if the facility is canceled prior to August 1, 2004. In connection with the March 2004 amendment to the credit facility, the Company agreed to issue warrants to purchase up to 100,000 shares of its Common Stock to Silicon Valley Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date of March 12, 2011. The warrants were valued using the Black-Scholes option pricing model, assuming volatility of 146%, a risk-free interest rate of 3% and a four-year term. In connection with the issuance of this warrant, the Company recorded a charge of $197,000 to interest expense during the first quarter of 2004.

In April 2004, the Company entered into an amendment to its credit facility with Silicon Valley Bank pursuant to which Silicon Valley Bank agreed to (i) waive the Company’s failure to comply with a certain financial covenant for the quarter ended March 31, 2004 and (ii) modify the Company’s financial covenant with respect to its minimum consolidated revenues. The amendment also added a covenant that the receipt of a going concern qualification in an audit report during the period commencing April 15, 2004 through the credit facility’s maturity date constitutes an event of default under the facility.

Note 8 — Financing Transaction and Preferred Stock

Series D Preferred Stock

The carrying value of the Series D Preferred Stock at December 31, 2003 and March 31, 2004 was determined as follows:

	December 31, 2003	March 31, 2004
	(In thousands)
Series D Preferred Stock — 2001 Transaction	$55,000	$55,000
Series D Preferred Stock — MBCP PeerLogic	3,755	3,755
Less: Issuance costs	(3,075)	(3,075)

Series D Preferred Stock, net of issuance costs	55,680	55,680
Less amounts allocated to:
Common stock warrants	(5,250)	(5,250)
Beneficial conversion feature	(41,475)	(41,475)
Add liquidation preference	19,640	16,480
Add amortization and accretion	26,706	29,853

Carrying value of Series D Preferred Stock and embedded change-in-control feature	$55,301	$55,288

In connection with the Series D Preferred Stock financing transaction, which closed in December 2001, the Series D Preferred Stock was deemed to have an embedded derivative instrument. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Interest and Other Income (Expense). At December 31, 2003 and March 31, 2004, the estimated fair value of the liquidation preference was $24.8 million and $21.7 million, respectively. During the three months ended March 31, 2003 and 2004, net charges (credits) of $6.2 million and $(3.2) million, respectively, were recorded as a result of the increase (decrease) in the fair value of the liquidation preference.

During the three months ended March 31, 2003 and 2004, the accretion on redeemable convertible preferred shares totaled $3.7 million and $3.1 million, respectively, comprised of accrued dividends of $711,000 and $1.3 million, respectively, and accretion of the beneficial conversion feature of $3.0 million and $1.8 million, respectively.

Note 9 — Restricted Stock

In March 2004, the Company issued 707,368 shares of restricted common stock to Mark Ferrer, the Company’s new chief executive officer, in connection with Mr. Ferrer’s employment agreement. As a result of the issuance of these shares of restricted stock, during the first quarter, the Company recorded unearned compensation of $1.5 million, which will be charged to operating expense over the vesting term of four years of the restricted stock grant. During the quarter ended March 31, 2004, the Company recorded a charge of $9,000.

Note 10 — Commitments and Contingencies

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

Action in the Superior Court of San Diego. On December 24, 2003, the Company was named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including the Company, and various other unnamed defendants. The second amended complaint alleges that the Company, as Peregrine’s customer, engaged in a series of fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine in August 2001. The complaint alleges causes of action for fraud and deceit, negligent misrepresentation, violations of California Corporations Code provisions regarding sales of securities by means of false statements or omissions, violations of California Corporations Code provisions regarding securities sales made on the basis of undisclosed, material inside information, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. The Company believes the claims are without merit and intends to defend itself vigorously. Litigation in this matter is ongoing.

Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of its former officers and directors and underwriters connected with the Company’s initial public offering of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased the Company’s common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. The Company has reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by the Company and no admission of liability. However, it is subject to approval by the Court.

Securities and Exchange Commission Investigation. In 2001, the Securities and Exchange Commission investigated the Company and certain of its former officers, employees and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The SEC concluded its investigation of the Company in January 2002 with no imposition of fines or penalties and, without admitting or denying liability, the Company consented to a cease and desist order and an administrative order as to violation of certain non-fraud provisions of the federal securities laws. The investigation has also thus far resulted in charges being filed against five former officers and employees. The Company believes that the investigation of its former officers and employees may continue. While the Company continues to fully cooperate with any requests with respect to such investigation, it does not know the status of such investigation.

Lease Dispute. In July 2000, PeerLogic, Inc. signed a lease for office space in San Francisco, California. In December 2000, the Company acquired PeerLogic as a wholly owned subsidiary. After review, the Company determined that local zoning laws likely prohibited a business such as it or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The Zoning Administrator determined that the Company’s proposed use of the leased premises was not permitted, but the landlord appealed this determination and prevailed before the San Francisco Board of Appeals. In July 2002, the Company filed a Petition for Writ of Mandamus with the San Francisco Superior Court, seeking reversal of the San Francisco Board of Appeals’ decision. In June 2003, the Court granted the Company’s petition and subsequently entered a judgment and writ remanding the matter to the San Francisco Board of Appeals and directing the Board of Appeals to make a new determination consistent with its judgment. The landlord subsequently appealed the Superior Court’s ruling.

In April 2002, the landlord filed suit in San Francisco Superior Court against the Company alleging, among other things, breach of the lease and tort claims related to the lease transaction. In its complaint, the landlord sought unspecified damages for back rent, attorneys’ fees, treble damages under certain statutes, and unspecified punitive damages. Between April 2002 and July 2003, the Company succeeded through several motions filed with the Court in having a number of the landlord’s claims dismissed and some of its requests for damages stricken, including treble damages. The landlord has chosen not to further amend its complaint. In August 2003, the Company filed its answer to the second amended complaint and a cross-complaint against the landlord, under which the Company sought compensatory damages and unspecified punitive damages for the landlord’s failure to disclose the zoning restrictions on the leased premises before the lease was signed. In early February, the Company reached an agreement in principle with the landlord to fully and finally settle this litigation in exchange for $100,000 in cash and a warrant to purchase 100,000 shares of common stock at a purchase price equal to current fair market value as of the date of settlement. A final written settlement agreement was executed by the parties on May 4, 2004. However, the cases have not yet been dismissed.

The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm the Company’s business and financial condition. In particular, the lawsuits or the lingering effects of previous lawsuits and the now completed SEC investigation could harm relationships with existing customers and the Company’s ability to obtain new customers and partners. The continued defense of lawsuits could also result in the diversion of management’s time and attention away from business operations, which could harm the Company’s business. Negative developments with respect to the settlements or the lawsuits could cause the Company’s stock price to further decline significantly. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits, and although the Company maintains adequate and customary insurance, the size of any such payments could seriously harm the Company’s financial condition.

Other Contractual Obligations The Company entered into other contractual obligations which total $10.8 million at March 31, 2004. These obligations are primarily associated with the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for the Company’s hosted operations. These obligations are expected to be completed over the next 4 years, including $8.3 million in 2004.

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

Under California law, in connection with both the Company’s charter documents and indemnification agreements the Company entered into with its executive officers and directors, the Company must indemnify its current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The Company has made payments in connection with the indemnification of officers and directors in connection with currently pending lawsuits and has reserved for estimated future amounts to be paid in connection with legal expenses and others costs of defense of pending lawsuits.

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

Restructuring Initiatives

Since our inception, we have incurred significant losses, and as of March 31, 2004, we had an accumulated deficit of approximately $2.2 billion, inclusive of a $1.3 billion charge for impairment of long-lived assets recorded in the fourth quarter of 2000. We intend to continue to invest in sales and marketing, development of our technology and solution offerings, and related enhancements. We may continue to incur operating losses. See the further discussion on our financial position in the Liquidity and Capital Resources section of Management Discussion and Analysis of Financial Condition and Results of Operations.

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

In recent months, management has focused on capital financing initiatives in order to maintain our current and planned operations. Our history of losses from operations and cash flow deficits, in combination with our cash balances, raised concerns about our short-term ability to fund operations from our existing cash at the time. Consequently, we have secured additional funds through several rounds of financing that involved the sale of senior secured notes convertible into a new series of preferred stock, subject to the approval of our shareholders at a special meeting on June 11, 2004. Owing to the financing activities we undertook in the fourth quarter of 2003 and first quarter of 2004, management believes that our cash, cash equivalents and available line of credit as of the date of this filing will be sufficient to maintain current and planned operations through at least December 31, 2004.

In view of the rapidly evolving nature of our business, organizational restructuring and limited operating history, we believe that period-to-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At March 31, 2004, we had 410 employees as compared to 418 employees at December 31, 2003, 577 employees at December 31, 2002 and 562 employees at December 31, 2001. We do not believe that our historical trends for revenues, expenses or personnel are indicative of future results.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates as disclosed in our annual report on Form 10-K/A for the year ended December 31, 2003.

Results of Operations

In view of the rapidly evolving nature of our business, prior acquisitions, organizational restructuring, and limited operating history, we believe that period-over-period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At March 31, 2004, we had 410 employees as compared to 418 employees at December 31, 2003 and 438 employees at March 31, 2003. We do not believe that our historical fluctuations in revenues, expenses, or personnel are indicative of future results.

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

Software License. We recognized $4.3 million in software license revenues during the first quarter of 2004 as compared to $5.0 million during the same quarter in 2003, a decrease of $795,000. We believe this decrease in software license revenues was primarily attributable to customer concern regarding our viability, which has since improved given our recent financings, as well as unfavorable worldwide macroeconomic conditions and an uncertain political climate that resulted in delayed customer information technology spending during the quarter, primarily in our Central European, Asian and domestic markets.

Hosted Messaging. We recognized $4.3 million in hosted messaging revenues during the first quarter of 2004 as compared to $5.4 million during the first quarter of 2003, a decrease of $1.0 million. This decrease in hosted messaging revenues was primarily due to the loss of customers and reduced volume.

Professional Services. We recognized $2.7 million in professional services revenues during the first quarter of 2004 as compared to $3.2 million during the same quarter in 2003, a decrease of $561,000. This decrease in professional services revenues was primarily attributable to fewer professional service projects in Europe during the quarter.

Maintenance and Support. We recognized $5.8 million in maintenance and support revenues during the first quarter of 2004 as compared to $4.4 million during the first quarter of 2003, an increase of $1.4 million. This increase in maintenance and support revenues was primarily due to the continued high-rate of existing customers renewing their maintenance and support contracts, the execution of new maintenance and support contracts in recent quarters in connection with license sales and successful renewal of maintenance services with customers whose contracts had earlier expired, particularly in Europe.

Critical Path’s international operations accounted for approximately 63% of net revenues in the first quarter of 2004 as compared to 64% in the first quarter of 2003.

Cost of Net Revenues

Software License. Cost of net software license revenues consists primarily of product media duplication, manuals and packaging materials, personnel and facility costs and third-party royalties. The cost of net software license revenues was $911,000 during the first quarter of 2004 as compared to $1.8 million during the same quarter in 2003, a decrease of $886,000. This decrease in software license costs was primarily attributable to a higher mix of third party product costs in the first quarter of 2003.

Hosted Messaging. Cost of net hosted messaging revenues consists primarily of costs incurred in the delivery and support of messaging services, including depreciation of capital equipment used in network infrastructure, amortization of purchased technology, Internet connection charges, accretion of acquisition related retention bonuses, personnel costs incurred in operations, and other direct and allocated indirect costs. The cost of net hosted messaging revenues was $6.4 million during the first quarter of 2004 as compared to $6.3 million during the first quarter of 2003, an increase of $118,000. This increase in hosted messaging costs was primarily due to a $1.6 million increase in outsourced data center service costs as well as an increase in personnel costs of $173,000 and consulting costs of $49,000. These increases were partially offset by decreased depreciation expense included in hosted messaging costs. Depreciation expense included in hosted messaging cost of net revenues decreased $1.4 million from $2.6 million in the first quarter of 2003 to $1.2 million in the first quarter of 2004.

Professional Services. Cost of net professional services revenues consist primarily of personnel costs including custom engineering, installation and training services for both our hosted and licensed solutions, and other direct and allocated indirect costs. The cost of net professional services revenues was $3.1 million during the first quarter of 2004 as compared to $3.5 million during the same quarter in 2003, a decrease of $356,000. This decrease in professional services costs was primarily attributable to the decrease in professional services revenues over the same period.

Maintenance and Support. Cost of net maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. The cost of net maintenance and support revenues was $1.4 million during the first quarter of 2004 as compared to $1.9 million during the first quarter of 2003, a decrease of $480,000. This decrease in maintenance and support costs was primarily due to cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees, resulting in a reduction in related personnel expenses of $386,000 and the consolidation of facilities of $169,000, partially offset by an increase in certain outside consulting arrangements of $116,000. Depreciation expenses included in maintenance and support costs totaled $25,000 in the first quarter of 2004 as compared to $62,000 in the first quarter of 2003, a decrease of $38,000.

Operations, customer support, and professional services staff increased to 133 employees at March 31, 2004 from 129 employees at March 31, 2003.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, advertising, public relations, other promotional costs, and, to a lesser extent, related overhead. Sales and marketing expenses were $6.9 million during the first quarter of 2004 as compared to $9.3 million during the same quarter in 2003, a decrease of $2.4 million. This decrease in sales and marketing expenses was primarily attributable to cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees, from 110 at March 31, 2003 to 82 at March 31, 2004, resulting in a reduction in related personnel expenses of approximately $1.9 million, the consolidation of facilities of $180,000, and the reduction in certain marketing program costs of $47,000. This decrease was partially offset by an increase in certain outside consulting arrangements of $153,000. Depreciation expenses included in sales and marketing expenses totaled $271,000 in the first quarter of 2004 as compared to $703,000 in the first quarter of 2003, a decrease of $432,000.

Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities, and, to a lesser extent, related overhead. Research and development expenses were $5.8 million during the first quarter of 2004 as compared to $4.6 million during the first quarter of 2003, an increase of $1.2 million. This increase in research and development expenses was primarily due to increased software development expenses of $408,000 (historically these costs had been capitalized), employee additions, from 129 at March 31, 2003 to 137 at March 31, 2004, resulting in an increase in related personnel expenses of $154,000, increased localization expenses of $111,000, increased allocated facilities costs associated with employee additions of $109,000 and increased consulting expenses of $104,000. Depreciation expenses included in research and development expenses totaled $929,000 in the first quarter of 2004 as compared to $653,000 in the first quarter of 2003, an increase of $276,000.

General and Administrative. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional services, occupancy costs and, to a lesser extent, related overhead. General and administrative expenses were $3.1 million during the first quarter of 2004 as compared to $3.2 million during the same quarter in 2003, a decrease of $104,000. This decrease in general and administrative expenses was primarily attributable to cost savings generated through our 2002 and 2003 restructuring initiatives, including the reduction of employees, from 70 at March 31, 2003 to 58 at March 31, 2004, resulting in a reduction in related personnel costs of $412,000, partially offset by increased bad debt expenses of $162,000, increased professional service fees (including accounting and legal services) of $189,000.

Stock-Based Expenses

Stock-based expenses are comprised of stock-based charges related to stock options and warrants granted to employees and consultants. Stock-based expenses were approximately $46,000 during the first quarter of 2004 as compared to $59,000 during the first quarter of 2003, a decrease of $13,000. Based on the functions of the employees and consultants participating in the related option grants, $5,000 was allocated to cost of net revenues and $41,000 was allocated to operating expenses in the first quarter of 2004 and $17,000 was allocated to cost of net revenues and $42,000 was allocated to operating expenses in the first quarter of 2003.

Restructuring and other expenses (in millions)

Three months ended March 31, 2004:

	Liability at December 31, 2003	Adjustments	Restructuring Charges	Noncash Charges	Cash Payments	Liability at March 31, 2004
Workforce reduction	$0.2	$—	$1.0	$—	$(0.8)	$0.4
Facility and operations consolidation and other charges	0.6	—	0.1	—	(0.1)	0.6

Total	$0.8	$—	$1.1	$—	$(0.9)	$1.0

Three months ended March 31, 2003:

	Liability at December 31, 2002	Adjustments	Restructuring Charges	Noncash Charges	Cash Payments	Liability at March 31, 2003
Workforce reduction	$1.2	$(0.6)	$3.7	$(0.1)	$(3.0)	$1.2
Facility and operations consolidation and other charges	1.1	(0.3)	0.4	—	(0.3)	0.9
Non-core product and service sales and divestitures	0.3	(0.3)	0.3	—	(0.3)	—

Total	$2.6	$(1.2)	$4.4	$(0.1)	$(3.6)	$2.1

In May 2002, the Board of Directors approved a restructuring plan to further reduce our expense levels consistent with the current business climate. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $300,000 in facilities lease termination costs. The balance of the accrual at March 31, 2004 was approximately $0.4 million and is expected to be utilized by the end of 2004.

In January 2003, we announced a restructuring initiative designed to further reduce our expense levels in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan includes the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction was partially offset by outsourcing approximately 75 positions to lower cost service providers. We incurred aggregate charges of approximately $8.0 million resulting from the cost reduction plan, inclusive of $7.0 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $0.7 million in severance and related costs and $1.0 million in facilities lease termination costs. During the first quarter of 2004 this initiative was completed and at March 31, 2004, there was no remaining balance accrued.

In November 2003, we announced that we were restructuring certain facility lease obligations in an effort to reduce our long-term cash obligations. In addition, we identified an additional 16 positions, primarily held by management-level employees, which were to be eliminated. Costs totaling $1.9 million were recognized during the fourth quarter of 2003 associated with these initiatives, including $1.4 million in lease restructuring and termination costs and $0.5 million in severance and related headcount reduction costs. Additionally, costs totaling $1.1 million were recognized during the first quarter of 2004 associated with these initiatives, including $0.1 million in lease restructuring and termination costs and $1.0 million in severance and related headcount reduction costs. During the fourth quarter of 2003 and first quarter of 2004, cash payments totaling $1.3 million and $0.9 million, respectively, were made associated with these restructuring activities. The remaining accrual of $0.6 million associated with this restructuring is expected to be utilized by the end of the first quarter of 2004.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earnings on cash, cash equivalents and short-term investments as well as net gains (losses) on foreign exchange transactions and changes in the fair value of the liquidation preference on the Series D preferred stock. Interest income was $150,000 during the first quarter of 2004 as compared to $116,000 during the first quarter of 2003, an increase of $34,000. This increase was due to higher cash balances available for investing. Cash balances increased during the three months ended March 31, 2004 due primarily to certain financing activities completed during the quarter and in the fourth quarter of 2003. We recognized a net gain from foreign currency transactions associated with our international operations of $362,000 during the first quarter of 2004 as compared to a net loss of $177,000 during the first quarter of 2003. Based on the current international markets, we expect that fluctuations in foreign currencies could have a significant impact on our operating results during the remainder of 2004.

In connection with the financing transaction closed in December 2001, the Series D Preferred Stock was deemed to have an embedded derivative instrument. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the preference to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. At March 31, 2003 and 2004, the estimated fair value of the liquidation preference was $18.8 million and $21.7 million, respectively, resulting in a net charge to other expense during the first quarter of 2003 of $6.2 million and other income in the first quarter of 2004 of $3.2 million.

Interest Expense

Interest expense consists primarily of the interest expense and amortization of issuance costs related to our 10% Senior Convertible Notes issued in November 2003, January, 2004, and March 2004, 5 3/4% Convertible Subordinated Notes issued in March 2000, interest and fees on our line of credit facility with Silicon Valley Bank, and interest on certain capital leases. During the first quarter of 2004, we incurred approximately $1.6 million in interest expense, of which $818,000 related to our 10% Senior Convertible Notes, $547,000 related to our 5 3/4% Convertible Subordinated Notes. During the first quarter of 2003, we incurred approximately $769,000 in interest expense, of which $547,000 related to our 5 3/4% Convertible Subordinated Notes and $89,000 related to our line of credit facility. Interest expense increased $811,000 period over period due primarily to interest on our 10% Senior Convertible Notes.

Provision for Income Taxes

We recognized a provision for income taxes of $366,000 in the first quarter of 2004 as compared to $194,000 in the first quarter of 2003, as certain of our European operations generated income taxable in certain European jurisdictions. No current provision or benefit for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization.

Credit Facility

In September 2002, we entered into a $15.0 million one-year line of credit with Silicon Valley Bank, to be utilized for working capital and general corporate operations. The credit facility was amended on March 25, 2003 and again on July 18, 2003, as a result of non-compliance with the financial covenants of the facility. We regained compliance with the covenants in the credit facility upon execution of the line of credit agreement on July 18, 2003 and extended the maturity of the credit facility to January 30, 2004. In December 2003 we did not comply with a certain financial covenant and it subsequently received a letter from Silicon Valley Bank on December 17, 2003 waiving such covenant violation. The credit facility is collateralized by all of our personal property, including intellectual property and borrowings under the current agreement bear a variable interest rate of Prime plus 2.0%, which has ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Commitment fees related to the credit facility included an initial commitment fee of 0.50%, or $75,000, and additional commitment fees of $35,000 for each amendment. The facility carries an additional fee based on unused credit of 0.45% payable at the end of each quarterly period in arrears and an early termination fee of 1.0% of the total credit facility through maturity. During the first quarter of 2003, we drew down $4.9 million against the line of credit and repaid $2.6 million during the fourth quarter of 2003 and $2.3 million during the first quarter of 2004. As of March 31, 2004, there was no balance outstanding. At March 31, 2004 there were letters of credit held under the credit facility totaling $2.7 million. All associated interest and fees are included as a component of interest expense.

On January 30, 2004, we executed an amendment with Silicon Valley Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 31, 2004. On March 12, 2004 we executed an additional amendment with Silicon Valley Bank, which increased the size of the credit line to a maximum of $6.0 million and extended the maturity date to June 30, 2005. Additionally, the line of credit calls for a minimum cash balance at Silicon Valley Bank of $3.0 million. We do not classify this as restricted cash as it is legally unrestricted The credit facility continues to be collateralized by all of our personal property, including intellectual property, and borrowings under the current agreement bear a variable interest rate of between Prime plus 1.5% and Prime plus 3.0%, which has historically ranged from 5.25% to 6.25%, and is subject to covenants. Interest is paid each month with principal due at maturity. Initial commitment fees of $20,000 and $100,000 were charged related to the January and March amendments, respectively. Additionally, the facility carries an expedite fee of $50,000, an unused facility fee of either 0.45% or 2.00%, based upon the level of cash balances held at the bank, payable at the end of each quarterly period in arrears, and an early termination fee of $50,000 if the facility is canceled prior to August 1, 2004. In connection with the March 2004 amendment to the credit facility, we agreed to issue warrants to purchase up to 100,000 shares of our common stock to Silicon Valley Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date of March 12, 2011.

In April 2004, the Company entered into an amendment to its credit facility with Silicon Valley Bank pursuant to which Silicon Valley Bank agreed to (i) waive the Company’s failure to comply with a certain financial covenant for the quarter ended March 31, 2004 and (ii) modify the Company’s financial covenant with respect to its minimum consolidated revenues. The amendment also added a covenant that the receipt of a going concern qualification in an audit report during the period commencing April 15, 2004 through the credit facility’s maturity date constitutes an event of default under the facility.

5 3/4% Convertible Subordinated Notes

As of March 31, 2004, the total balance outstanding was $38.4 million. There was approximately $1.1 in accrued interest payable related to these notes at March 31, 2004. All related interest is included in interest expense.

In March 2004, we executed an amendment with a group of investors led by Cheung Kong Group and its Whampoa Limited affiliates including Campina Enterprises Limited, Cenwell Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (referred to collectively as the Cheung Kong Investors) which would extend the maturity of the $32.8 million in face value of 5 3/4% convertible subordinated notes held by the Cheung Kong Investors from April 1, 2005 to April 1, 2006. The extension will only take place in the event our shareholders do not approve the exchange of the 5 3/4% convertible subordinated notes held by the Cheung Kong Investors for approximately 21.9 million shares of our Series E preferred stock. In addition, in the event the maturity date is extended to April 1, 2006, the interest rate on the 5 3/4% convertible subordinated notes held by the Cheung Kong Investors will increase to 7 1/2% for the period beginning April 1, 2005 and ending April 1, 2006, and we will be required to pay fees totaling $1.5 million. These 5 3/4% Notes are carried at cost and had an approximate fair value at March 31, 2004 of $34.7 million.

10% Senior Convertible Notes

March 31, 2004
10% Senior Convertible Notes	$42,750
Amount allocated to derivative instrument	750
Accretion on 10% Senior Convertible Notes	61

Carrying value of 10% Senior Convertible Notes	$43,561

In November 2003, we issued in a private placement $10 million in 10% senior convertible notes to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G. (referred to collectively as the General Atlantic Investors).

At issuance, the senior convertible note issued to the General Atlantic Investors was deemed to have an embedded derivative, related to the acceleration of any unearned interest upon conversion prior to the first anniversary of its issue date. The fair value of this derivative, which was fixed at $750,000 at issuance, was recorded as a reduction in the carrying amount of the senior convertible note and will accrete over the initial year of the notes’ four year term.

As part of our November 2003 private placement of 10% Senior Convertible Notes, we agreed to seek shareholder approval to amend the terms of the Series D preferred stock to, among other things, amend the Series D preferred stock liquidation preference upon a liquidation and change of control, to eliminate the participation feature, to reduce the conversion price from $4.20 to $1.50 and to reduce the amount of dividends to which the holders of Series D preferred stock are entitled. See also the 10% Senior Convertible Notes discussion below.

Upon shareholder approval, the $10 million in principal amount of senior convertible notes held by the General Atlantic Investors, plus interest, will convert into 7.3 million shares of Series E preferred stock at $1.50 per share. As a result, interest expense of approximately $5.7 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E preferred stock. Interest expense of $100,000 was accrued on the debt during 2003 and remained payable as of December 31, 2003.

In January 2004, we issued $15 million in principal amount of 10% senior convertible notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. These notes are convertible into approximately 10 million shares of Series E convertible preferred stock at $1.50 per share only if we receive shareholder approval. As a result, interest expense of approximately $1.5 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E preferred stock. If we do not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of our common stock at $1.65 per share, provided the note holder will not be able to convert its notes into shares of common stock to the extent the note holder, together with its affiliates, would own 9.9% or more of our common stock after conversion. If these notes do not convert into Series E preferred stock or common stock, they become due and payable on the fourth anniversary of their issuance.

In March 2004, we issued $18.5 million in principal amount of 10% senior convertible notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital. These notes are convertible into approximately 12.3 million shares of Series E convertible preferred stock at $1.50 per share only if we receive shareholder approval. If we do not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of our common stock at $2.18 per share, provided the note holder will not be able to convert its notes into shares of common stock to the extent the note holder, together with its affiliates, would own 9.9% or more of our common stock after conversion. As a result, interest expense of approximately $8.4 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E preferred stock. If these notes do not convert into Series E preferred stock or common stock, they become due and payable on the fourth anniversary of their issuance. The terms of the 10% senior convertible notes, including their covenants and other limitations, are discussed below under the caption “Liquidity and Capital Resources - Recent Financing Transactions - Debt covenants and restrictions.”

At March 31, 2004, the carrying value of the 10% Convertible Notes was $43.5 million and accrued interest totaled $784,000.

Accretion on redeemable convertible preferred shares and valuation of liquidation preference

In connection with the financing transaction completed during December 2001, we received gross cash proceeds of approximately $30 million and retired approximately $65 million in face value of our outstanding convertible subordinated notes in exchange for shares of our Series D Cumulative Redeemable Convertible Participating Preferred Stock. The preferred stock includes an automatic redemption on November 8, 2006 and cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis. At issuance, the Series D Preferred Stock was deemed to have an embedded beneficial conversion feature which was limited to the net proceeds allocable to preferred stock of approximately $42 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series D Preferred Stock and will accrete over the term of the Series D Preferred Stock. During the first quarter of 2004, the accretion on redeemable convertible preferred shares totaled $3.1 million, comprised of $1.3 million in accrued dividends, accretion of $1.8 million, and amortization of $17,000. During the first quarter of 2003, the accretion on redeemable convertible preferred shares totaled $3.7 million, comprised of $711,000 in accrued dividends and accretion of $3.0 million.

Liquidity and Capital Resources

We have operated at a loss since our inception. With our history of operating losses, our primary sources of capital have come from both debt and equity financings that we have completed over the past several years. Cash and cash equivalents totaled $37.1 million at March 31, 2004. Of our cash and cash equivalents at March 31, 2004, $2.7 million is expected to support our outstanding obligations to Silicon Valley Bank and $7.6 million is located in accounts outside the United States, which may not be available to our domestic operations. Accordingly, our readily available cash resources in the United States as of March 31, 2004 were $26.8 million. At December 31, 2003, our readily available cash resources in the United States totaled $6.4 million.

During 2003 and the first quarter of 2004, we used an average of approximately $8.8 million of cash per quarter to fund our operating activities. Faced with a cash shortfall caused by lower than budgeted revenues and higher than expected expenses in 2003, we looked to the cash held by our foreign subsidiaries. However, we determined that restrictions on cash held outside the United States, including requirements in some jurisdictions that cash held by foreign subsidiaries must be sufficient to fund the operation of such foreign subsidiary, limited our ability to access and utilize this cash for domestic operations. As a result, the actual cash available to us to fund our domestic operations is less than the actual cash balance maintained by the Company.

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

Subsequent to the updated report from our independent accountants, during the period covered by this report, we were able to raise $33.5 million from new investors as described in more detail under the heading “Recent Financing Transactions” below. In addition, we extended the maturity date of the Silicon Valley Bank line of credit to June 2005, negotiated with the holders of approximately $33 million in face value of our 5 3/4% Convertible Notes to extend their maturity dates until April 2006 if they are not converted to Series E Preferred Stock. As a result, we believe that cash flow projections prepared in March 2004 support our view that we have sufficient cash and expected cash flows to fund our operations through at least December 31, 2004. The report of our independent accountants that was incorporated into our Annual Report on Form 10-K for the year ended December 31, 2003 is unqualified as to our ability to continue as a going concern.

We have recently announced that the Securities and Exchange Commission has declared effective our registration statement for a rights offering of up to 14,000,000 shares of Series E preferred stock. The consummation of the rights offering is subject to the satisfaction of conditions, one of which is the approval of the matters being submitted to a vote of our shareholders at a special meeting to be held on June 11, 2004. Provided shareholder approval, we could raise up to $21.0 million of gross proceeds, if fully subscribed, from such offering which would substantially enhance our liquidity and longer-term viability.

Recent Financing Transactions

In January 2004, we issued $15 million in principal amount of 10% senior convertible notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. These notes are convertible into approximately 10 million shares of Series E preferred stock at $1.50 per share only if we receive shareholder approval at a special meeting on June 11, 2004. As a result, interest expense of approximately $1.5 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E preferred stock. If we do not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of our common stock at $1.65 per share, provided the note holder will not be able to convert its notes into shares of common stock to the extent the note holder, together with its affiliates, would own 9.9% or more of our common stock after conversion. If these notes do not convert into Series E preferred stock or common stock, they become due and payable on the fourth anniversary of their issuance.

In March 2004, we issued $18.5 million in principal amount of 10% senior convertible notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital. These notes are convertible into approximately 12.3 million shares of Series E preferred stock at $1.50 per share only if we receive shareholder approval. If we do not obtain shareholder approval at a special meeting on June 11, 2004, these notes will be convertible, at the option of each note holder, into shares of our common stock at $2.18 per share, provided the note holder will not be able to convert its notes into shares of common stock to the extent the note holder, together with its affiliates, would own 9.9% or more of our common stock after conversion. As a result, interest expense of approximately $8.4 million will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E preferred stock. If these notes do not convert into Series E preferred stock or common stock, they become due and payable on the fourth anniversary of their issuance.

Upon shareholder approval of the matters being presented at a special meeting on June 11, 2004, the $43.5 million in principal amount of 10% senior convertible notes, plus interest, will automatically convert into approximately 29 million shares of Series E preferred stock at $1.50 per share. Additionally upon such approval, the $32.8 million in face value of its 5 3/4% convertible subordinated notes due in April 2005 held by the Cheung Kong Investors will automatically be converted into approximately 21.9 million shares of Series E preferred stock. The Series E preferred stock will be issued to these investors only if Critical Path receives shareholder approval and will rank senior in preference to all of our existing equity. These preferred shares will accrue dividends at an annual rate of 5 3/4% of the purchase price of $1.50 per share.

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

On January 30, 2004, we executed an amendment with Silicon Valley Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 31, 2004. On March 12, 2004 we executed an additional amendment with Silicon Valley Bank, which increased the size of the credit line to a maximum of $6.0 million and extended the maturity date to June 30, 2005. Additionally, the line of credit calls for a minimum cash balance at Silicon Valley Bank of $3.0 million. The Company does not classify this as restricted cash as it is legally unrestricted. The credit facility continues to be collateralized by all of our personal property, including intellectual property and borrowings under the current agreement bear a variable interest rate of between Prime plus 1.5% and Prime plus 3.0%, which has historically ranged from 5.25% to 6.25%, and is subject to certain covenants. Interest is paid each month with principal due at maturity. Initial commitment fees of $20,000 and $100,000 were charged related to the January and March amendments, respectively. Additionally, the facility carries an expedite fee of $50,000, an unused facility fee of either 0.45% or 2.00%, based upon the level of cash balances held at the bank, payable at the end of each quarterly period in arrears, and an early termination fee of $50,000 if the facility is canceled prior to August 1, 2004. In connection with the March amendment to the credit facility, we agreed to issue warrants to purchase up to 100,000 shares of our common stock to Silicon Valley Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date of March 12, 2011.

In April 2004, we entered into the Fourth Amendment to Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the April 2004 Amendment). As part of the April 2004 Amendment, Silicon Valley Bank (i) waived our failure to comply with the financial covenant for the quarter ended March 31, 2004, (ii) modified the minimum consolidated revenue covenant, and (iii) added a covenant that our receipt of a going concern qualification in an audit report commencing from the date of the April 2004 Amendment through the credit facility’s maturity date constitutes an event of default.

Debt covenants and restrictions

10% senior convertible notes

The 10% senior convertible notes become due and payable upon the consummation of a qualified asset sale, a change of control or any financing or series of financings that in the aggregate raises at least $40 million.

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

The 10% senior convertible notes also contain a financial covenant that requires us to maintain a minimum monthly average operating cash flow, over any given fiscal quarter, for our operations in the Americas of negative $3.0 million. Additionally, we may not incur, create or assume indebtedness or liens under the notes, with specified exceptions. Also, with some exceptions, under the notes we may not: (1) merge with another entity, (2) make any restricted payments, including dividends, distributions and the redemption any of our options or capital stock, (3) enter into any transactions with any affiliates, (4) make investments, (5) change the nature of our business, (6) permit our domestic subsidiaries to hold real or personal property in excess of specified amounts or (7) create any new subsidiaries.

If we breach any representation or warranty or fail to abide by any of our covenants, including the foregoing covenants, then the 10% senior convertible notes may become immediately due and payable. If these notes do not convert into Series E preferred stock or common stock, the principal and related interest will become due and payable on the fourth anniversary of their issuance.

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

Ability to incur additional indebtedness

Subject to certain exceptions for, among others, indebtedness for accounts payable incurred in the ordinary course of business or indebtedness to acquire any equipment or similar property, holders of: (1) a majority of the 10% senior convertible notes issued in November, (2) a majority of the 10% senior convertible notes issued in January and (3) a majority of the 10% senior convertible notes issued in March, must consent to our incurrence of any additional indebtedness. Under the terms of our line of credit with Silicon Valley Bank, we are not permitted to incur additional indebtedness without the approval, by Silicon Valley Bank in its sole discretion, that the terms of the debt are adequately subordinated to the obligations due under the Silicon Valley Bank credit facility. In addition, we must seek the consent of the holders of a majority of our Series D preferred stock in order to incur any additional indebtedness.

Liquidity Discussion

Operating Activities. Cash and cash equivalents increased by $18.1 million during the first quarter of 2004, from $19.0 million at December 31, 2003 to $37.1 million at March 31, 2004, and decreased by $2.1 million during the first quarter of 2003, from $33.5 million at December 31, 2002 to $31.4 million at March 31, 2003. We used cash to fund operating activities of $9.3 million during the first quarter of 2004 and $15.0 million during the first quarter of 2003. This use of cash was primarily due to our net losses during those quarters, adjusted for non-cash charges, as operating costs, primarily employee and employee related costs, exceeded the related revenues from the sale of our software products and services. Additionally, we made cash payments related to our 2002 and 2003 strategic restructuring initiatives of $907,000 during the first quarter of 2004 and $3.6 million during the first quarter of 2003. These cash outflows for operating activities were partially offset by improved accounts receivable collections of $3.1 million during the first quarter of 2003 and partially offset by the increase of our accrued liabilities and deferred revenue during the first quarter of 2004. A more detailed discussion of our operating results can be found in the Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may face restrictions on our ability to use cash held outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold that cash. For example, our ability to use cash held in our German subsidiary for any reason other than the operation of this subsidiary may result in certain tax liabilities and may be subject to local laws that could prevent the transfer of cash from Germany to any other foreign or domestic account.

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

Our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of the average number of days our accounts receivable are outstanding. At March 31, 2004, our days sales outstanding were 88 days, down from 99 days at March 31 2003. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

A number of non-cash items have been charged to expense and increased our net losses during the first quarters of 2004 and 2003. These items include depreciation and amortization of property and equipment and intangible assets, amortization of unearned stock-based compensation and other stock-based compensation charges and provisions for doubtful accounts. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows.

Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. We endeavor to pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods may be impacted by the nature of accounts payable arrangements.

Investing Activities. We used cash in investing activities of $1.1 million during the first quarter of 2004 and received cash from investing activities of $8.0 million during the first quarter of 2003. Cash used in investing activities related to the purchase of property and equipment, primarily for the acquisition of additional network infrastructure equipment, strategic investments in private entities and short-term investments in high-grade, low risk instruments. Cash proceeds are comprised of the sale of investments and marketable securities and the release of restricted cash and funds held in escrow.

Investments in property and equipment totaled $1.1 million during the first quarter of 2004 and $4.3 million during the first quarter of 2003. These cash outflows for investing activities were partially offset by $9.6 million received from the sale of marketable securities and unrestricting $2.7 million in previously restricted cash during the first quarter of 2003.

Financing Activities. We received net cash from financing activities of $31.1 million during the first quarter of 2004 and $4.6 million during the first quarter of 2003. During the first quarter of 2004, we raised cash of $15.0 million through the issuance of 10% Senior Convertible Notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P and $18.5 million through the issuance of 10% Senior Convertible Notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital. Additionally, we raised $163,000 from the issuance of common stock during the first quarter of 2004. These cash inflows from financing activities were partially offset by payments of $2.3 million to payoff our line of credit facility and $287,000 to payoff capital lease obligations. During the first quarter of 2003, we borrowed $4.9 million in cash against our line of credit facility with Silicon Valley Bank. This cash inflow from financing activities was partially offset by principal payments of $307,000 on note and capital lease obligations.

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

We have no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies. We continually evaluate potential acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize our cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. These alternatives could increase liquidity through the infusion of investment capital by third- party investors or decrease our liquidity as a result of Critical Path seeking to fund expansion into these markets. Such expansions might also cause an increase in capital expenditures and operating expenses.

The table below sets forth our significant obligations and commitments as of March 31, 2004.

Contractual Obligations and Commitments

	Fiscal Year
	Total	2004	2005	2006	2007	2008 and Beyond
	(In thousands)
Contractual Cash Obligations:
Convertible notes, including interest (1)	$105,468	$6,809	$7,059	$43,429	$14,250	$33,921
Line of credit facility	—	—	—	—	—	—
Operating lease obligations	20,872	5,038	4,725	4,532	1,443	5,134
Capital lease obligations	1,827	742	650	435	—	—
Other purchase obligations (2)	10,772	8,254	1,342	1,061	115

Total Contractual Cash Obligations	$138,939	$20,843	$13,776	$49,457	$15,808	$39,055

(1)	Includes the Critical Path 5 3/4% Convertible Subordinated Notes due March 2006 and 10% Senior Notes due in November 2007, January 2008 and March 2008.
(2)	Represent certain contractual obligations related to licensed software, maintenance contracts and network infrastructure storage costs.

Since December 31, 2003, we have issued an additional $33.5 million in principal amount of 10% senior notes. These notes are convertible into shares of Series E preferred stock, if we receive shareholder approval, and otherwise are convertible into shares of common stock, if we do not, at the option of the holder. A discussion of the terms of the convertible notes is provided above under the caption “Liquidity and Capital Resources - Recent Financing Transactions.” If the holders of the convertible notes convert the notes or a portion of the notes to shares of our equity stock, then the contractual obligation would be correspondingly reduced. In the event that these notes are not converted into shares of our equity stock, $21 million in principal and interest will be due and payable in January 2008 and $25.9 million in principal and interest will be due and payable in March 2008.

In March 2004, we executed an agreement that extends the maturity of $32.8 million in face value of the 5 3/4% convertible subordinated notes due in April 2005 to April 2006, if our shareholders do not approve the conversion of these notes into new Series E preferred stock. In the event the maturity is extended, $32.8 million currently due in April 2005 will be extended to April 2006. In addition, under the agreement we would be required to increase the interest rate for the extended one-year period to 7.5% and pay a fee for such extension of $1.5 million. Under the amended agreement for the $32.8 million in notes, $100,000 in fees would be due in 2004, $2.6 million in fees and interest would be due in 2005 and $34 million in principal and interest would be due in 2006.

Recent accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R which supercedes FIN 46. FIN 46R is applicable in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this standard did not have a material impact on our results of operations or financial condition.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, or EITF 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We are currently evaluating the impact of the adoption of EITF 03-06 on our results of operations and financial position.

Subsequent Event

In April 2004, the Company entered into a Separation Agreement and Mutual Release with William McGlashan (the Executive) the Company’s former Chief Executive Officer. The Company expects to record a charge related to the agreement during the three month period ending June 30, 2004. The Company and the Executive have mutually agreed to treat the termination of employment as eligible for payment of certain of the separation benefits provided under the Employment Agreement with additional provisions as set forth below. (i) the Executive will forfeit his eligibility to receive a loan from the Company, (ii) the Executive will continue to serve as a nonemployee Chairman of the Board of Directors, (iii) the Change of Control Severance Agreement between the Company and the Executive is amended to provide that its applicability shall be extended and that any payout to the Executive first be reduced by $405,000, (iv) the Executives outstanding stock options shall cease vesting but remain exercisable for a period of three years, (v) the Executive outstanding stock loan shall be retired and the Loan Agreement between the Company and the Executive be terminated.

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

As of April 28, 2004, there were 4,188,587 shares of Series D preferred stock outstanding, which were convertible, at the option of the holders, into approximately 16.5 million shares of common stock. If we obtain shareholder approval, we will also amend the terms of the Series D preferred stock, including the conversion ratio, to increase the number of shares of common stock initially issuable upon conversion of the Series D preferred stock to approximately 45.4 million. In addition, if we obtain shareholder approval, we will be issuing approximately 52.8 million shares of Series E preferred stock that are initially convertible, at the option of the holders, into an equal number of shares of common stock. In addition, if all the subscription rights being offered in the proposed rights offering are exercised, the shares of Series E preferred stock issued in the rights offering will initially convert into up to approximately 14.0 million shares of common stock. Accordingly, if we obtain shareholder approval and we sell all the shares of preferred stock offered in the proposed rights offering, our preferred stock will initially be convertible into approximately 112.2 million shares of common stock. Even if we do not obtain shareholder approval, in addition to the approximately 16.5 million shares of common stock currently issuable upon conversion of the outstanding Series D preferred stock, approximately $33.5 million in principal amount of 10% convertible notes plus accrued dividends will be convertible, at the option of each note holder, into approximately 52.8 million shares of common stock. Increasing the number of additional shares of common stock that may be sold into the market by this amount could substantially decrease the price of our common stock.

As the preferred stock accrues dividends, the number of shares of common stock issuable upon conversion will increase, which may increase the dilution to our holders of common stock and further decrease the price of our common stock.

Currently, shares of Series D preferred stock accrue dividends at a compounded annual rate of 8%. If the maximum amount of dividends were to accrue to the Series D preferred stock prior to the automatic call for redemption date, a total of approximately 20.3 million shares of common stock, or an additional 3.8 million shares, would be issuable upon conversion. If our shareholders approve the amendment to the terms of the Series D preferred stock and we issue approximately 66.8 million shares of Series E preferred stock, all of which will accrue dividends at a rate of 5 3/4% per year, and the maximum amount of dividends accrue prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 25.9 million shares to approximately 138.1 million shares.

Our preferred stock carries a substantial liquidation preference, which could significantly impact the return to common equity holders upon an acquisition.

In the event of liquidation, dissolution, winding up or change of control of Critical Path, if we issue shares of Series E preferred stock, the holders of Series E preferred stock would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such share before any proceeds from the liquidation, dissolution or winding up is paid with respect to any other series or class of our capital stock. Accordingly, if we obtain stockholder approval for the transactions contemplated by the convertible note purchase and exchange agreement and the January 2004 and March 2004 private placements, the approximately 52.8 million shares of Series E preferred stock that will be outstanding will initially have an aggregate liquidation preference of approximately $79.2 million. If all 14 million additional shares of Series E preferred stock are purchased pursuant to the proposed rights offering, the initial aggregate liquidation preference of the Series E preferred stock will increase to approximately $100.2 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of Series D preferred stock would be entitled to receive, at a minimum, $13.75 per share of Series D preferred stock plus all accrued dividends on such share before any proceeds from the liquidation, dissolution or winding up is paid to holders of our common stock. As of April 28, 2004, the shares of Series D preferred stock have an aggregate initial liquidation preference of approximately $69.2 million, which, as amended, will increase on a daily basis at an annual rate of 5 3/4%. As amended, the shares of Series D preferred stock have a maximum aggregate initial liquidation preference of approximately $91 million. If we are acquired before the fourth anniversary of the date the shares of Series E preferred stock are first issued, the holders of Series D preferred stock will be entitled to receive an initial preference payment equal to approximately $91 million, regardless of the amount of dividends accrued at the time of the acquisition. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the liquidation preferences of the our Series E preferred stock and our Series D preferred stock are paid in full. Consequently, the sale of all or substantially all of the shares of Critical Path may likely result in all or substantially all of the proceeds of such transaction being distributed to the holders of our Series E preferred stock and Series D preferred stock.

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

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in our German subsidiary for any reason other than the operation of this subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from Germany to any other foreign or domestic account. At March 31, 2004, approximately $7.6 million was held outside of the United States. Our inability to utilize this cash could slow our ability to grow our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline. In addition, a portion of our cash must be available to support our line of credit with Silicon Valley Bank and related letters of credit by the line of credit.

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

In addition to the factors set forth above, operating results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the three months ended March 31, 2003 and 2004, we incurred stock-based compensation expense of $59,000 and $46,000, respectively, relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

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

Throughout 2002, 2003 and 2004, we announced a series of changes in our management that included the departure of many senior executives, and there have also been many changes in our board of directors. Many of the members of our current board of directors and senior executives joined us in 2002 and 2003, and we may continue to make additional changes to our senior management team. Our chief executive officer, Mark Ferrer, joined us at the end of March 2004 and our chief financial officer, James Clark, joined us on February 4, 2004. Because of these changes, our management team has not worked together as a group and may not be able to work together effectively to successfully execute on revenue goals, implement our strategies and manage our operations. It may also take time for these new members of our management team to familiarize themselves with our operations that could slow the growth of our business and cause our operating results to decline. If our management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have long-term employment agreements with any of our executive officers. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives, which could slow the growth of our business and cause our operating results to decline. For these reasons, our shareholders may lose confidence in our management team and decide to dispose of our common stock, which could cause the price of our common stock to decline.

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

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the first quarter, our top ten customers accounted for approximately 26% of our total revenues and for the years ended December 31, 2003, 2002 and 2001, our top 10 customers accounted for approximately 27%, 31% and 20%, respectively, of our total revenues. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

In addition, a number of our customers, particularly for our hosted services business and in the technology industry, have also suffered from falling revenue. Especially in the telecommunications industry, which, during the three months ended March 31, 2004, accounted for approximately 40% of the revenues from our top ten customers and for the fiscal years ended December 31, 2003, 2002 and 2001 accounted for approximately 53%, 44% and 55%, respectively, of the revenues from our top ten customers. The relative financial performance of our customers will continue to impact our sales cycles and our ability to attract new business. Worldwide technology spending has also decreased in recent quarters across all industries. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer could reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

Our sales cycle is lengthy, and any delays or cancellations in order in a particular quarter could cause our operating results to be below expectations, which may cause our stock price to decline.

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

Our current director and officer liability insurance, which was renewed in March 2004, and continues through March 2005, may not be adequate for the liabilities and expenses potentially incurred in connection with current and future claims. To the extent liabilities, expenses or settlements exceed the limitations or are outside of the scope of coverage, our business and financial condition could materially decline.

Under California law, in connection with our charter documents and indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. We have made payments and may continue to make payments in connection with the indemnification of officers and directors in connection with lawsuits and possibly pending investigations. See “Lingering effects of the recent SEC investigations could cause further disruption in our operations and lead to a decline in our financial results” on page 38. However, it is unlikely that our director and officer liability insurance will be available to cover such payments.

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

In 2002, we incurred a number of restructuring charges related to the resizing of our business given market conditions and the current operating environment. These efforts included additional facilities and equipment lease terminations, continuing expense management and headcount reductions. In 2003, we continued to restructure our operations including consolidating some office locations and reducing our global workforce by approximately 175 positions, or approximately 30% of the workforce. We expect to continue to make determinations about the strategic future of our business and operations, and our ability to execute on such plans effectively and to make such determinations prudently could affect our future operations. A failure to execute successfully on such plans and to plan appropriately could cause or expenses to continue to outpace our revenues and our financial condition could significantly decline.

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

We currently license many third-party technologies and may need to license further technologies, which could delay and increase the cost of product and service developments.

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

We derived 62% of our revenues from international sales in 2003 and 54% of our revenues from international sales in 2002. 63% of our revenues were from international sales during the three months ended March 31, 2004. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. In particular, in 2002 we purchased the remaining interests of our joint venture partners for our operations in Japan. We hope to expend revenues and plan to increase resources to grow our operations in the Asian market. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

If we obtain shareholder approval and convert the notes held by the General Atlantic Investors and the Cheung Kong Investors into Series E preferred stock and amend the terms of our Series D preferred stock, the General Atlantic Investors will beneficially own approximately 30% of our outstanding securities (which represents 20.8% of the voting power) and the Cheung Kong Investors will beneficially own approximately 26.2% of our outstanding securities (which represents 27.6% of the voting power). In addition, the General Atlantic Investors have the right, but not the obligation, to purchase 55% of the shares of Series E preferred stock not subscribed for by the holders of our common stock and the Cheung Kong Investors have the right, but not the obligation, to purchase 45% of the shares of Series E preferred stock not subscribed for by the holders of our common stock. Further, the General Atlantic Investors and the Cheung Kong Investors have the right to purchase shares of Series E preferred stock, if any, not purchased by the other. Accordingly, the percentage ownership of the General Atlantic Investors and the Cheung Kong Investors may increase as a result of the proposed rights offering. In addition, the holders of our Series D preferred stock, which is controlled by the General Atlantic Investors, are entitled to elect one director and, upon consummation of the transactions contemplated by the convertible note purchase and exchange agreement, the

Cheung Kong Investors will have the right to elect one director. As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, will have the ability, acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could delay or prevent a change in control or depress our stock price.

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

The conversion price for our 10% senior convertible notes and the subscription price determined for our proposed rights offering is not necessarily an indication of our value.

The conversion price for our 10% senior convertible notes and the subscription price per share of the Series E preferred stock in the rights offering was the price proposed by the General Atlantic Investors and the Cheung Kong Investors in connection with our negotiation of the convertible note purchase and exchange agreement and was approved by the independent members of our board of directors (which excluded William E. McGlashan, Jr., our chief executive officer at the time and a related party of one of our holders of Series D preferred stock, and Raul J. Fernandez and William E. Ford, each of whom is affiliated with General Atlantic) based on the recommendation of the strategic alternatives committee of the board of directors. The conversion price for our 10% senior convertible notes and the subscription price do not necessarily bear any relationship to the book value of our assets, past operations, cash flows, losses, financial condition or any other established criteria for value.

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

The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the first quarter of 2004, the closing sale prices of our common stock on the Nasdaq National Market ranged from $1.31 on January 6, 2004 to $2.63 on February 19, 2004. Our stock price may further decline or fluctuate in response to any number of factors and events, such as announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

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

If we account for employee stock options using the fair value method, it could significantly impact our results from operations.

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table presents the hypothetical changes in fair value in our outstanding convertible subordinated notes and senior convertible notes at March 31, 2004. The value of both instruments is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ( BPS ), 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the traded fair market value of the notes (in thousands):

	Valuation of Borrowing Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rate	Valuation of Borrowing Given an Interest Rate Increase of X Basis Points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
5 3/4% Convertible subordinated notes	$35,226	$35,055	$34,885	$34,716	$34,548	$34,380	$34,214
10% senior convertible notes	$44,612	$43,994	$43,777	$43,561	$43,346	$43,133	$42,921

As of March 31, 2004, we had cash and cash equivalents of $37.1 million and no investments in marketable securities. Our long-term obligations consist of our $38.4 million five-year, 5 3/4% Convertible Subordinated Notes due April 2005, $43.6 million four-year, 10% Senior Convertible Notes due November 2007, January 2008 and March 2008 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty, however our exposure to foreign currency rate risk is primarily associated with fluctuations in the Euro. We realized a net gain on foreign exchange of $362,000 during the first quarter of 2004. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

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

Based on their evaluation as of of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

PART 2 — OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to lawsuits in the normal course of its business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, we are not a party to any other material legal proceedings.

Action in the Superior Court of San Diego. On December 24, 2003, we were named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including ourselves, and various other unnamed defendants. The second amended complaint alleges that we, as Peregrine’s customer, engaged in a series of fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine in August 2001. The complaint alleges causes of action for fraud and deceit, negligent misrepresentation, violations of California Corporations Code provisions regarding sales of securities by means of false statements or omissions, violations of California Corporations Code provisions regarding securities sales made on the basis of undisclosed, material inside information, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. We believe the claims are without merit and intends to defend itself vigorously. Litigation in this matter is ongoing.

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

Lease Dispute. In July 2000, PeerLogic, Inc. signed a lease for office space in San Francisco, California. In December 2000, we acquired PeerLogic as a wholly owned subsidiary. After review, we determined that local zoning laws likely prohibited a business such as ours or PeerLogic from occupying the leased premises, and promptly sought a zoning determination from the San Francisco Zoning Administrator to resolve the matter. The Zoning Administrator determined that our proposed use of the leased premises was not permitted, but the landlord appealed this determination and prevailed before the San Francisco Board of Appeals. In July 2002, we filed a Petition for Writ of Mandamus with the San Francisco Superior Court, seeking reversal of the San Francisco Board of Appeals’ decision. In June 2003, the Court granted our petition and subsequently entered a judgment and writ remanding the matter to the San Francisco Board of Appeals and directing the Board of Appeals to make a new determination consistent with its judgment. The landlord subsequently appealed the Superior Court’s ruling.

In April 2002, the landlord filed suit in San Francisco Superior Court against us alleging, among other things, breach of the lease and tort claims related to the lease transaction. In its complaint, the landlord sought unspecified damages for back rent, attorneys’ fees, treble damages under certain statutes, and unspecified punitive damages. Between April 2002 and July 2003, we succeeded through several motions filed with the Court in having a number of the landlord’s claims dismissed and some of its requests for damages stricken, including treble damages. The landlord has chosen not to further amend its complaint. In August 2003, we filed our answer to the second amended complaint and a cross-complaint against the landlord, under which we sought compensatory damages and unspecified punitive damages for the landlord’s failure to disclose the zoning restrictions on the leased premises before the lease was signed. In early February, we reached an agreement in principle with the landlord to fully and finally settle this litigation in exchange for $100,000 in cash and a warrant to purchase 100,000 shares of common stock at a purchase price equal to current fair market value as of the date of settlement. A final written settlement agreement was executed by the parties on May 4, 2004. However, the cases have not yet been dismissed.

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

Other Contractual Obligations We entered into other contractual obligations which total $10.8 million at March 31, 2004. These obligations are primarily associated with the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for our hosted operations. These obligations are expected to be completed over the next 4 years, including $8.3 million in 2004.

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

Under California law, in connection with both our charter documents and indemnification agreements we entered into with its executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. We have made payments in connection with the indemnification of officers and directors in connection with currently pending lawsuits and have reserved for estimated future amounts to be paid in connection with legal expenses and others costs of defense of pending lawsuits.

Item 2. Changes in Securities and Issuer Purchases of Securities

(c) Recent Sales of Unregistered Securities

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

In March 2004, we issued $18.5 million in principal amount of 10% senior convertible notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital. These notes are convertible into approximately 12.3 million shares of Series E convertible preferred stock at $1.50 per share only if we receive shareholder approval. If we do not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of our common stock at $2.18 per share, provided the note holder will not be able to convert its notes into shares of common stock to the extent the note holder, together with its affiliates, would own 9.9% or more of our common stock after conversion. The investors were qualified institutional buyers and the issuance of the notes was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

In February 2004, in settlement of litigation with a landlord regarding office space in San Francisco, California, we reached an agreement in principle to issue a warrant to purchase up to 100,000 shares of common stock at $2.34 per share, the fair market value of our common stock on that day. We intend to issue the warrant and underlying shares of common stock based on an exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder.

In January 2004, we issued an aggregate of $15 million in principal amount of 10% convertible notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P. These notes are convertible into approximately 10 million shares of Series E preferred stock at $1.50 per share only if we receive shareholder approval. If we do not obtain shareholder approval, these notes will be convertible, at the option of each note holder, into shares of our common stock at $1.65 per share, provided the note holder will not be able to convert its notes into shares of common stock to the extent the note holder, together with its affiliates, would own 9.9% or more of our common stock after conversion. The investors were qualified institutional buyers and the issuance of the notes was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

(e) Issuer Purchases of Equity Securities.

We repurchased no equity securities during the period covered by this report.

In connection with William E. McGlashan, Jr.’s termination as our Chief Executive Officer and continuation as our Chairman of the Board, our board of directors approved entering into a Separation Agreement with him that amends and restates provisions of his employment and change of control agreements. With respect to the promissory note and stock pledge agreement in principal amount of $1.74 million that we entered into with Mr. McGlashan in May 2002 to fund his early exercise of options to purchase 250,000 shares of our common stock, we agreed to permit Mr. McGlashan to repay the loan by surrendering all of the shares of common stock acquired by early exercise.

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

Item 5. Other Information.

(a) Recent Events.

Special Shareholder Meeting

Our board of directors has called a special meeting of our shareholders for June 11, 2004. Our board of directors is soliciting proxies for the special meeting pursuant to a proxy statement that was mailed to our shareholders on or about May 7, 2004. Shareholders of record on April 30, 2004 will be entitled to vote at the special meeting. We are seeking to approve:

•	the issuance of approximately 7.3 million shares of Series E preferred stock with a price per share of $1.50 to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G. (referred to below as the General Atlantic investors), which are issuable upon conversion of $11 million principal amount and interest of the convertible notes, and such additional shares of Series E preferred stock as they may purchase in connection with the proposed rights offering;

•	the issuance of approximately 21.9 million shares of Series E preferred stock with a price per share of $1.50 to a group of investors led by Cheung Kong Group and its Whampoa Limited affiliates including Campina Enterprises Limited, Cenwell Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited, which are issuable upon exchange of approximately $32.8 million principal amount of 5 3/4% convertible subordinated notes, and such additional shares of Series E preferred stock as they may purchase in connection with the proposed rights offering;

•	the issuance of approximately 10 million shares of Series E preferred stock with a price per share of $1.50 to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P., which are issuable upon conversion of approximately $15.0 million principal amount and interest of 10% convertible notes;

•	the issuance of approximately 12.3 million shares of Series E preferred stock with a price per share of $1.50 to entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital, which are issuable upon conversion of approximately $18.5 million principal amount and interest of 10% convertible notes;

•	the amendment of warrants to purchase 625,000 shares of common stock held by members of the General Atlantic investors that reduce the exercise price per share from $4.20 to $1.50;

•	an amendment to our current amended and restated articles of incorporation to increase the authorized number of shares of common stock from 125 million to 200 million and the authorized number of shares of preferred stock from 5 million to 75 million; and

•	an amended and restated certificate of determination of preferences of Series D preferred stock to, among other things, amend the Series D preferred stock liquidation preference upon a liquidation and change of control, to eliminate the participation feature, to reduce the conversion price from $4.20 to $1.50 and to reduce the amount of dividends to which the holders of Series D preferred stock are entitled.

If the matters above are approved by our shareholders, we will exchange 69,149 shares of Series D preferred stock for 733,333 shares of Series E preferred stock pursuant to a settlement agreement that we entered into with MBCP PeerLogic, LLC and its affiliates on November 21, 2003.

Rights Offering

Our board of directors declared a dividend of rights to purchase preferred stock to shareholders of record on April 30, 2004. Each record shareholder will receive 0.65 subscription rights for each share of our common stock held on the record date. Each subscription right entitles the holder to purchase one share of our Series E preferred stock at the subscription price of $1.50 per share. Each share of Series E preferred stock is convertible into the number of shares of common stock obtained by dividing $1.50 plus the amount of dividends accreted to the Series E preferred stock from the date of issuance through the most recent semi-annual dividend accrual date by $1.50. We filed a registration statement for the Series E preferred stock to be issued pursuant to the rights offering, which the Securities and Exchange Commission declared effective on May 5, 2004. If shareholders approve the matters set forth above at a special meeting to be held on June 11, 2004, we currently intend to consummate the rights offering on or around June 25, 2004.

Management and Board of Director Changes

In January 2004, William S. Cohen and Raul J. Fernandez resigned from our board of directors, and in February 2004, Peter L.S. Currie, who is affiliated with the General Atlantic Investors, one of our principal shareholders, was appointed to fill a vacancy. In March 2004, Chris Gorog resigned from our board of directors and Frost R.R. Prioleau was appointed to fill the vacancy. In February 2004, William M. Smartt resigned as our Executive Vice President and Chief Financial Officer and James Clark, formerly chief financial officer of Diversified Healthcare Services, Inc., was hired as his successor. Most recently, in March 2004, we appointed Mark Ferrer, formerly president and chief executive officer of Vastera, Inc., to assume the position of Chief Executive Officer formerly held by William McGlashan, Jr., who continues to serve as Chairman of the Board of Directors.

At the end of March 2004, we appointed Mark Ferrer to assume the position of Chief Executive Officer formerly held by William McGlashan, Jr. Mr. McGlashan continues to serve as Chairman of the Board of Directors. We entered into an employment agreement with Mr. Ferrer pursuant to which we agreed to pay him an annual base salary of $375,000. Mr. Ferrer is also eligible to receive annual bonus compensation of 50% of his base salary for achieving performance objectives established by our board of directors (or a committee) or as high as 150% of Mr. Ferrer’s base salary for extraordinary performance as determined by the board of directors (or a committee). Pursuant to Mr. Ferrer’s employment agreement, on March 29, 2004, we granted him options to purchase up to 1,061,052 shares of our common stock at $2.11 per share and 707,368 shares of restricted common stock. We also agreed that, upon consummation or termination of our proposed rights offering and subject to the approval of our board of directors, Mr. Ferrer would receive an additional grant of stock options at fair market value on the date of grant and restricted stock so that Mr. Ferrer would continue to hold options to purchase up to 1.5% of our outstanding stock and restricted shares of common stock equal to 1% of our outstanding stock to take into account the dilutive effect of those transactions.

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

(b)	Disclosure regarding Nominating Committee Functions and Communications between Security Holders and Boards of Directors.

No change.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

4.47	Form of Warrant to Purchase up to 100,000 shares of Common Stock, by and between Max Limited and the Registrant

10.62	Separation Agreement and Mutual Release, dated as of April 14, 2004, by and between the Registrant and William McGlashan

10.63	Amendment to Employment Agreement, dated December 20, 2002, by and between the Registrant and Michael Zukerman

10.64	Change of Control Severance Agreement, dated as of May 29, 2003, by and between the Registrant and Michael J. Zukerman

10.65	Amendment to Employment Agreement, dated December 23, 2003, by and between the Registrant and Michael J. Zukerman

10.66	Waiver Agreement made and entered into as of December 23, 2003, by and between Registrant and Michael J. Zukerman

10.67	Confidential Settlement Agreement and Mutual Release, effective February 4, 2004, by and between Max Limited, LLC, and the Registrant; Prince Acquisition Corp.; and PeerLogic, Inc.

10.68	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of April 15, 2004 by and between Registrant and Silicon Valley Bank

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

•	A Current Report on Form 8-K was filed by the company on January 21, 2004. In this report Critical Path announced that the company amended its Preferred Stock Rights Agreement dated as of March 19, 2001, as amended, between Critical Path and Computershare Trust Company, Inc., as rights agent. The Preferred Stock Rights Agreement was amended to exclude certain persons from the definition of “Acquiring Person” under the agreement.

•	A Current Report on Form 8-K was filed by the Company on January 21, 2004. In this report, Critical Path filed a press release dated January 20, 2004, announcing that on January 16, 2004 the Company issued and sold to qualified institutional buyers $15 million in 10% senior notes convertible into shares of the Company’s Series E preferred stock upon shareholder approval.

•	A Current Report on Form 8-K was furnished by the Company on February 4, 2004. In this report, Critical Path furnished a press release announcing the preliminary unaudited financial results for its fourth fiscal quarter and fiscal year ended December 31, 2003.

•	A Current Report on Form 8-K was filed by the Company on February 5, 2004. In this report, Critical Path filed a press release dated February 4, 2004 announcing the resignation of its chief financial officer, William Smartt, and the appointment of his successor James Clark as executive vice president and chief financial officer of the Company.

•	Two Current Reports on Form 8-K were filed by the Company on March 10, 2004. In one report, Critical Path filed a press release dated March 9, 2004 announcing that it had issued and sold to qualified institutional buyers $18.5 million in 10% senior notes convertible into shares of the Company’s Series E preferred stock upon shareholder approval. In the other report, the Company announced that it had amended its Preferred Stock Rights Agreement dated as of March 19, 2001, as amended, between Critical Path and Computershare Trust Company, Inc., as rights agent. The Preferred Stock Rights Agreement was amended to exclude certain persons from the definition of “Acquiring Person” under the agreement.

•	A Current Report on Form 8-K was filed by the Company on March 30, 2004. In this report, Critical Path filed a press release dated March 29, 2004 announcing the appointment of Mark Ferrer as chief executive officer of the Company.

•	A Current Report on Form 8-K was furnished by the Company on April 29, 2004. In this report, Critical Path furnished a press release announcing the preliminary unaudited financial results for its fiscal quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL PATH, INC.

By:	/s/ JAMES A. CLARK
James A. Clark Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: May 10, 2004

INDEX TO EXHIBITS

4.47	Form of Warrant to Purchase up to 100,000 shares of Common Stock, by and between Max Limited and the Registrant

10.62	Separation Agreement and Mutual Release, dated as of April 14, 2004, by and between the Registrant and William McGlashan

10.63	Amendment to Employment Agreement, dated December 20, 2002, by and between the Registrant and Michael Zukerman

10.64	Change of Control Severance Agreement, dated as of May 29, 2003, by and between the Registrant and Michael J. Zukerman

10.65	Amendment to Employment Agreement, dated December 23, 2003, by and between the Registrant and Michael J. Zukerman

10.66	Waiver Agreement made and entered into as of December 23, 2003, by and between Registrant and Michael J. Zukerman

10.67	Confidential Settlement Agreement and Mutual Release, effective February 4, 2004, by and between Max Limited, LLC, and the Registrant; Prince Acquisition Corp.; and PeerLogic, Inc.

10.68	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of April 15, 2004 by and between Registrant and Silicon Valley Bank

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002