Form 10-Q
period 2004-06-30
CRITICAL PATH INC
filed 2004-08-09
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004, the Company had outstanding 21,169,642 shares of common stock, $0.001 par value per share.

CRITICAL PATH, INC.

(i)

PART I

Item 1.	Condensed Consolidated Financial Statements

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2004
	(In thousands, except per share amounts; unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,984	$23,550
Accounts receivable, net	16,880	21,624
Prepaid and other current assets	4,664	5,846

Total current assets	40,528	51,020
Property and equipment, net	14,821	11,587
Goodwill	6,613	6,613
Other assets	5,763	7,520

Total assets	$67,725	$76,740

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,022	$4,704
Accrued liabilities	20,755	24,094
Deferred revenue	8,856	11,849
Line of credit facility	2,298	—
Capital lease and other obligations, current	1,721	926
Convertible notes payable, current	—	5,610

Total current liabilities	38,652	47,183
Deferred revenue	1,343	1,304
Convertible notes payable	48,376	76,356
Capital lease and other obligations, long-term	1,295	706

Total liabilities	89,666	125,549

Commitments and contingencies (Note 10)
Mandatorily redeemable Series D preferred stock, par value $0.001
Shares authorized: 75,000 Shares issued and outstanding: 4,000 Liquidation value at June 30, 2004: $68,831	55,301	52,236

Shareholders’ deficit
Common stock and paid-in-capital, par value $0.001
Shares authorized: 200,000,000
Shares issued and outstanding: 21,078 and 21,170	2,154,295	2,151,172
Common stock warrants	5,947	5,947
Notes receivable from shareholders	(870)	—
Unearned compensation	—	(1,224)
Accumulated deficit	(2,238,728)	(2,257,788)
Accumulated other comprehensive income	2,114	848

Total shareholders’ deficit	(77,242)	(101,045)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$67,725	$76,740

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(In thousands, except per share amounts; unaudited)
Net revenues
Software license	$5,592	$5,407	$10,639	$9,658
Hosted messaging	4,856	3,711	10,242	8,054
Professional services	3,155	2,936	6,375	5,595
Maintenance and support	4,533	4,962	8,914	10,787

Total net revenues	18,136	17,016	36,170	34,094

Cost of net revenues
Software license	722	1,708	2,519	2,619
Hosted messaging	7,103	6,570	13,366	12,951
Professional services	2,910	3,034	6,360	6,128
Maintenance and support	1,387	1,322	3,316	2,771
Stock-based expense — Hosted messaging	—	—	8	5
Stock-based expense — Professional services	—	—	3	—
Stock-based expense — Maintenance and support	—	—	6	—
Restructuring and other expenses	—	175	—	175

Total cost of net revenues	12,122	12,809	25,578	24,649

Gross profit	6,014	4,207	10,592	9,445

Operating expenses
Sales and marketing	7,931	6,035	17,240	12,974
Research and development	4,813	5,344	9,436	11,123
General and administrative	3,320	3,771	6,546	6,890
Stock-based expense — Sales and marketing	—	30	18	44
Stock-based expense — Research and development	—	—	15	18
Stock-based expense — General and administrative	—	1,182	9	1,191
Restructuring and other expenses	892	1,144	4,081	2,209

Total operating expenses	16,956	17,506	37,345	34,449

Loss from operations	(10,942)	(13,299)	(26,753)	(25,004)
Interest and other income (expense), net	3,526	6,733	(2,901)	10,400
Interest expense	(783)	(2,065)	(1,552)	(3,645)
Gain on investments, net	349	—	349	—

Loss before income taxes	(7,850)	(8,631)	(30,857)	(18,249)
Provision for income taxes	(287)	(445)	(481)	(811)

Net loss	(8,137)	(9,076)	(31,338)	(19,060)
Accretion on mandatorily redeemable preferred stock	(2,839)	(3,348)	(6,504)	(6,495)

Net loss attributable to common shareholders	$(10,976)	$(12,424)	$(37,842)	$(25,555)

Net loss per share attributable to common shareholders — basic and diluted	$(0.55)	$(0.59)	$(1.91)	$(1.21)

Weighted average shares — basic and diluted	19,873	21,157	19,769	21,074

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2003	2004
	(in thousands; unaudited)
Operating
Net loss	$(31,338)	$(19,060)
Recovery of doubtful accounts	(133)	(120)
Depreciation and amortization	9,228	4,935
Stock-based costs and expenses	59	1,258
Change in fair value of preferred stock instrument	6,560	(9,560)
Amortization of non-cash interest expense	—	96
Gain on sale of investments, net	(349)	—
Gain on release of funds held in escrow	(3,750)	—
Loss on fixed asset disposals	—	56
Forgiveness of notes receivable	—	171
Restructuring charges — non-cash	492	544
Accounts receivable	2,364	(6,121)
Other assets	(3,314)	(620)
Accounts payable	(2,726)	(57)
Accrued liabilities	(109)	3,170
Deferred revenue	(1,860)	3,229

Net cash used in operating activities	(24,876)	(22,079)

Investing
Notes receivable from officers	132	240
Property and equipment purchases	(7,488)	(1,715)
Proceeds from sale of investments	2,173	—
Proceeds from release of funds held in escrow	3,750	—
Proceeds from sale of marketable securities	9,573	—
Restricted cash	2,729	—

Net cash provided by (used in) investing activities	10,869	(1,475)

Financing
Proceeds from issuance of convertible notes, net	—	30,165
Proceeds from issuance of common stock, net	5	1,009
Proceeds from (payments on) line of credit facility	4,900	(2,298)
Principal payments on note and lease obligations	(544)	(485)

Net cash provided by financing activities	4,361	28,391

Net change in cash and cash equivalents	(9,646)	4,837
Effect of exchange rates on cash and cash equivalents	696	(271)
Cash and cash equivalents at beginning of period	33,498	18,984

Cash and cash equivalents at end of period	$24,548	$23,550

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

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

Liquidity and Capital Resources

The Company has operated at a loss since inception and most recently, for the three month periods ended March 31, 2004 and June 30, 2004, the Company’s operating activities have used cash of $9.3 million and $12.8 million, respectively With the Company’s history of operating losses and use of cash to support its operating activities, its primary sources of capital have come from both debt and equity financings that the Company has completed over the past several years. The Company’s principal sources of liquidity include its cash and cash equivalents and a line of credit facility with Silicon Valley Bank (the Bank). As of June 30, 2004, the Company had cash and cash equivalents totaling $23.6 million at June 30, 2004, of which approximately $2.7 million is restricted to support its outstanding obligations to the Bank and $4.4 million is located in accounts outside the United States. Accordingly, the Company’s readily available cash resources in the United States as of June 30, 2004 were $16.5 million. In August 2004, the Company’s rights offering expired and provided additional gross proceeds of $4.0 million of cash to support its domestic operations. Additionally, during the Company’s conference call announcing financial results for the second quarter 2004, the Company provided guidance with respect to efforts being undertaken to reduce its operating expenses in an effort to reduce its use of cash. The Company currently believes that it will be able to reduce the amount of cash used by its operating activities based upon its continuing restructuring activities and cost reduction efforts, but that, in the short-term, the Company may be required to find additional sources of capital through additional debt or equity financings or both to support its operating activities beyond December 31, 2004 although the Company’s ability to incur additional indebtedness is subject to certain limitations.

In December 2003, based on the level of the Company’s cash available for domestic operations and the rate of cash usage per quarter, the Company determined that it would not have sufficient cash resources available to continue beyond the first quarter of 2004 without raising additional funds through financing activities. Based on the Company’s financing activities in the fourth quarter of 2003 and the first quarter of 2004, the Company determined that it had sufficient cash to continue operations through the fourth quarter of 2004. The Company continues to believe that it has sufficient cash to continue operations through the fourth quarter of 2004. However, because the Company’s rights offering raised less funds that anticipated, and if the Company is unable to significantly further reduce expenses as planned, secure additional financing or increase revenues, the Company cannot be certain that it will be able to continue its current operations beyond the fourth quarter of 2004.

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense for fixed options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company amortizes stock-based compensation using the accelerated method over the remaining vesting periods of the related options, which is generally four years.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18. The shares underlying warrants or options, which are unvested, are remeasured at each reporting date until a measurement date occurs, at which time the fair value of the warrant is fixed. The related charge is amortized over the estimated term of the relationship. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases are recognized immediately if the fair value of the shares underlying the milestone has been previously recognized or over the remaining term, if not.

Pursuant to the requirements of SFAS No. 148, pro forma information regarding net loss and net loss per share is required to be presented as if the Company had accounted for employee stock option grants using the fair value method of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost been recognized based on the fair value at the date of grant for options granted, the pro forma amounts of the Company’s net loss and net loss per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(in thousands; except per share amounts)
Net loss attributable to common shares — as reported	$(10,976)	$(12,424)	$(37,842)	$(25,558)
Add:
Stock-based employee compensation expense included in reported net loss attributable to common shares, net of related tax effects	—	1,212	59	1,258
Deduct:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(4,624)	(1,307)	(5,139)	(3,741)

Net loss attributable to common shareholders — pro forma	$(15,600)	$(12,519)	$(42,922)	$(28,041)

Basic and diluted net loss per share attributable to common shareholders — as reported	$(0.55)	$(0.59)	$(1.91)	$(1.21)

Basic and diluted net loss per share attributable to common shareholders — pro forma	$(0.78)	$(0.59)	$(2.17)	$(1.33)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, as prescribed by SFAS No. 123, using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Risk free interest rate	1.7%	3.0%	1.7 -3.0%	3.0%
Expected lives (in years)	4.0	4.0	4.0	4.0
Dividend yeild	0.0%	0.0%	0.0%	0.0%
Expected volatility	97.8%	146.0%	97.8 -101.0%	146.0%

During the three months ended June 30, 2004, the Company issued a warrant in connection with the settlement of a lease dispute. The fair value of the warrant was $0.1 million, valued using the Black-Scholes option pricing model, assuming the fair value of the common stock and exercise price of $1.47 per share, a term of 2.8 years, dividend yield of 0% and expected volatility of 140%. The amount of the settlement was fully accrued for in the condensed consolidated balance sheet.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to create a model that uses more detailed criteria to evaluate whether to record a loss, and includes additional disclosure information about unrealized losses. The consensus also expands the scope of EITF 03-1 to investments in equity securities that are both outside the scope of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and not accounted for by the equity method. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The Company is currently evaluating the impact of the adoption of this consensus on its results of operations and financial position.

In April 2004, the EITF issued EITF 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 15, 2004. The adoption of EITF 03-06 did not have a material impact on the Company’s results of operations and financial position.

Note 2 — Restructuring Activities

In May 2002, the Board of Directors approved a restructuring plan to reduce the Company’s expense levels consistent with the business climate at that time. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $0.3 million in facilities lease termination costs. The balance of the accrual at June 30, 2004 was approximately $0.2 million and is expected to be utilized by the end of 2004.

In January 2003, the Company announced a restructuring initiative designed to further reduce its expense levels in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan included the consolidation of certain office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction was partially offset by outsourcing approximately 75 positions to lower cost service providers. The Company incurred aggregate charges of approximately $8.0 million resulting from the cost reduction plan, inclusive of $7.0 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $0.7 million in severance and related costs and $1.0 million in facilities lease termination costs. During the first quarter of 2004, this initiative was completed and at June 30, 2004, there was no remaining balance accrued.

In November 2003, the Company announced that it was restructuring certain of its facility lease obligations in an effort to reduce its long-term cash obligations. In addition, the Company identified an additional 16 positions, primarily held by management-level employees, which were to be eliminated. Costs totaling $1.9 million were recognized during the fourth quarter of 2003 associated with these initiatives, including $1.4 million in lease restructuring and termination costs and $0.5 million in severance and related headcount reduction costs. Costs totaling $1.1 million were recognized during the first quarter of 2004 associated with these initiatives, including $0.1 million in lease restructuring and termination costs and $1.0 million in severance and related headcount reduction costs. Additionally, costs totaling $1.3 million were recognized during the second quarter of 2004, including $0.8 million in severance and related headcount reduction costs and $0.5 million in facility consolidation and other related costs. During the fourth quarter of 2003 and six months ended June 2004, cash payments and non-cash credits totaling $1.3 million and $2.5 million, respectively, were made associated with these restructuring activities. The remaining accrual of $0.4 million associated with this restructuring is expected to be utilized by the end of 2004.

Detail of the Company’s remaining liabilities related to its restructuring activities is as follows:

	Workforce reductions	Facility and operations consolidation and other charges	Total
	(in thousands)
Beginning accrual balance at December 31, 2003	$249	$521	$770
Restructure charge	1,794	589	2,383
Cash payments	(1,924)	(384)	(2,308)
Non-cash credits	—	(196)	(196)

Ending balance at June 30, 2004	$119	$530	$649

Note 3 — Goodwill

At June 30, 2004, the Company had $6.6 million of goodwill. In accordance with SFAS No. 142, the Company ceased amortizing its goodwill in January 2002.

Note 4 — Convertible Notes

5  3/4% Convertible Subordinated Notes

During each of the three month periods ended June 30, 2003 and 2004, the Company recognized $0.6 million of interest expense related to the 5 3/4% Convertible Subordinated Notes (the Subordinated Notes) due in April 2005. During each of the six month periods ended June 30, 2003 and 2004, the Company recognized interest expense related to these notes of $1.1 million. At June 30, 2004, the total balance of the Subordinated Notes outstanding was $38.4 million and the Company had $0.6 million in accrued interest payable. The Subordinated Notes are carried at cost and at June 30, 2004, had an approximate fair value of $34.7 million.

The holders of the Subordinated Notes may convert the notes into shares of the Company’s common stock at any time before their maturity or the business day before their redemption or repurchase by us. The conversion rate is 9.8546 shares per $1,000 principal amount of notes subject to adjustment in specified circumstances. This rate is equivalent to a conversion price of approximately $405.92 per share. In the event of a change of control, the holders of the Subordinated Notes have the option of requiring the Company to repurchase any notes held at a price of 100% of the principal amount of the notes plus accrued interest to the date of repurchase.

In November 2003, the Company executed an agreement to exchange approximately $32.8 million in face value of the Subordinated Notes, held by a group of investors led by the Cheung Kong Group and its Whampoa Limited affiliates including Campina Enterprises Limited, Cenwell Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (referred to collectively as the Cheung Kong Investors), for approximately 21.9 million shares of Series E Preferred stock. At a special meeting in July 2004, the Company received shareholder approval for this transaction. As a result of the conversion, a non-cash charge equal to the fair value of the Series E Preferred stock less the carrying value of the related Subordinated Notes, net of unamortized issuance costs, will be recorded as of the date of the exchange to arrive at net loss and net loss attributable to common shares for the third quarter of 2004.

10% Senior Convertible Notes

The following table sets forth the carrying value of the 10% Senior Convertible Notes (the Senior Notes) as of the date indicated:

June 30, 2004
(in thousands)
10% senior convertible notes	$42,750
Amount allocated to derivative instrument	750
Accretion on the Senior Notes	106

Carrying value of the Senior notes	$43,606

In November 2003, the Company issued in a private placement $10.0 million of the Senior Notes to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G. (referred to collectively as the General Atlantic Investors). At issuance, the Senior Notes issued to General Atlantic Investors were deemed to have an embedded derivative related to the acceleration of any unearned interest upon conversion prior to the first anniversary of its issue date. The fair value of this derivative, which was fixed at $750,000 at issuance, was recorded as a reduction in the carrying amount of such Senior Notes and will be accreted over the initial year of the four-year term. As a result, during the three and six months ended June 30, 2004, the Company recorded to interest expense accretion of approximately $45,000 and $90,000, respectively. At a special meeting in July 2004, the Company received approval from its shareholders to convert the $10.0 million in principal amount of the Senior Notes held by the General Atlantic Partners, plus interest, into 7.3 million shares of Series E convertible preferred stock at $1.50 per share. As a result, interest expense of approximately $5.7 million related to these notes will be recognized as of the date of conversion resulting from the beneficial conversion feature included in the Series E convertible preferred stock.

In January 2004, the Company issued $15.0 million in principal amount of the Senior Notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P (collectively, the January 2004 Investors). At a special meeting in July 2004, the Company received approval from its shareholders to convert the $15.0 million in principal amount of the Senior Notes, plus interest, into 10 million shares of Series E convertible preferred stock at $1.50 per share. As a result, interest expense of approximately $1.5 million will be recognized related to these Senior Notes as of the date of conversion resulting from the beneficial conversion feature included in the Series E convertible preferred stock.

In March 2004, the Company issued $18.5 million in principal amount of the Senior Notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital (collectively, the March 2004 Investors). At a special meeting in July 2004, the Company received approval from its shareholders to convert the $18.5 million in principal amount of the Senior Notes, plus interest, into 12.3 million shares of Series E convertible preferred stock at $1.50 per share. As a result, interest expense of approximately $8.4 million will be recognized related to these Senior Notes as of the date of conversion resulting from the beneficial conversion feature included in the Series E convertible preferred stock.

	Interest Expense		Interest payable at June 30, 2004
	Three months ended June 30, 2004	Six months ended June 30, 2004
	(in thousands)
General Atlantic Investors	$250	$503	$503
January 2004 Investors	375	692	692
March 2004 Investors	466	581	581

	$1,091	$1,776	$1,776

The Senior Notes contain a financial covenant that required the Company to maintain a minimum monthly average operating cash flow, over any given fiscal quarter, for its operations in the Americas of not greater that negative $3.0 million. At June 30, 2004, the Company was in compliance with this covenant. Additionally, the Company could not incur, create or assume indebtedness or liens under the Senior Notes, with specified exceptions. Also, with some exceptions, under the Senior Notes it could not: (i) merge with another entity, (ii) make any restricted payments, including dividends, distributions and the redemption any of its options or capital stock, (iii) enter into any transactions with any affiliates, (iv) make investments, (v) change the nature of the Company’s business, (vi) permit the Company’s domestic subsidiaries to hold real or personal property in excess of specified amounts or (vii) create any new subsidiaries.

Note 5 — Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(in thousands)
Net loss attributable to common shares	$(10,976)	$(12,424)	$(37,842)	$(25,558)
Unrealized investment losses	1,470	—	1,468	—
Foreign currency translation adjustments	253	(579)	840	(1,266)

Total comprehensive loss	$(9,253)	$(13,003)	$(35,534)	$(26,824)

There were no tax effects allocated to any components of comprehensive loss during the three and six months ended June 30, 2003 or 2004.

Note 6 — Net Loss Per Share Attributed to Common Shareholders

Net loss per common share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(in thousands; except per share amounts)
Net loss attributable to common shareholders	$(10,976)	$(12,424)	$(37,842)	$(25,558)

Weighted average shares outstanding	19,959	21,401	19,855	21,262
Weighted average shares subject to repurchase agreements	—	(244)	—	(188)
Weighted average shares held in escrow related to acquisitions	(86)	—	(86)	—

Shares used in the computation of basic and diluted net loss attributable to common shareholders per common share	19,873	21,157	19,769	21,074

Net loss attributable to common shareholders per common share	$(0.55)	$(0.59)	$(1.91)	$(1.21)

As of June 30, 2003 and 2004, there were 30.2 million and 59.4 million, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

Note 7 — Credit Facility

In September 2002, the Company entered into a $15.0 million one-year line of credit with Silicon Valley Bank (the Bank), to be utilized for working capital and general corporate operations. The credit facility was amended in March 2003 and again in July 2003, as a result of non-compliance with the financial covenants of the facility. The Company regained compliance with the covenants in the credit facility upon execution of the line of credit agreement in July 2003 and extended the maturity of the credit facility to January 2004. In December 2003, the Company was not in compliance with a certain financial covenant which was subsequently waived by the Bank.

In January 2004, the Company executed an amendment with the Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 2004. In March 2004 the Company executed an additional amendment with the Bank, which increased the size of the credit line to a maximum of $6.0 million and extended the maturity date to June 2005. Additionally, the line of credit included a minimum cash balance at the Bank of $3.0 million. The Company has not classified this as restricted cash as it is legally unrestricted. In connection with the March 2004 amendment to the credit facility, the Company agreed to issue warrants to purchase up to 100,000 shares of its common stock to the Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date in March 2011. The warrants were valued using the Black-Scholes option pricing model, assuming volatility of 146%, a risk-free interest rate of 3% and a four-year term. In connection with the issuance of this warrant, the Company recorded a charge of $0.2 million to interest expense during the first quarter of 2004.

In April 2004, the Company entered into an amendment to its credit facility with the Bank pursuant to which the Bank agreed to (i) waive the Company’s failure to comply with a certain financial covenant for the quarter ended March 31, 2004 and (ii) modify the Company’s financial covenant with respect to its minimum consolidated revenues. The amendment also added a covenant that the receipt of a going concern qualification in an audit report during the period commencing April 15, 2004 through the credit facility’s maturity date constitutes an event of default under the facility. As of June 30, 2004, there was no balance outstanding but there were letters of credit held under the credit facility totaling approximately $2.7 million.

During the three months ended June 30, 2004, the Company was not in compliance with a certain financial covenant relating to the minimum Americas revenue for the months ended April 30, May 31 or June 30, 2004. The Company and the Bank are working together to resolve the Company’s current default. The Company currently believes that it will be required to cash collateralize the letters of credit, totaling approximately $2.7 million, and that the borrowing availability will be reduced to $2.7 million, the default will be waived and all financial covenants under the credit facility will be removed.

The credit facility contains provisions for the acceleration of payment of the indebtedness in the event of a default which include, subject to some exceptions: (1) breach of representation or warranty, (2) failure to pay any amounts due under the credit facility when due and payable, (3) exceeding the credit limit, (4) breach of financial covenants or other covenants, (5) attachment by the Company’s lenders of any of its assets, (6) default on any permitted indebtedness, (7) any breach which results in a material adverse change to our business, operations, assets, properties or condition, (8) dissolution or voluntary or involuntary bankruptcy, (9) revocation of a guaranty or pledge, (10) payment by the Company of subordinated indebtedness, (11) change in beneficial ownership, (12) fraud or (13) any material adverse change to our business, operations, assets, properties or condition.

The maturity date of the credit facility is June 30, 2005.

Note 8 — Financing Transaction and Preferred stock

Series D Preferred Stock

The carrying value of the Series D preferred stock at December 31, 2003 and June 30, 2004 is calculated as follows:

	December 31, 2003	June 30, 2004
	(in thousands)
Series D preferred stock — 2001 transaction	$55,000	$55,000
Series D preferred stock — MBCP Peerlogic	3,755	3,755
Less issuance costs	(3,075)	(3,075)

Series D preferred stock, net of issuance costs	55,680	55,680
Less amounts allocated to:
Common stock warrants	(5,250)	(5,250)
Beneficial conversion feature	(41,475)	(41,475)
Add liquidation preference	19,640	10,080
Add amortization and accretion	26,706	33,201

Carrying value of Series D preferred stock and embedded change-in-control feature	$55,301	$52,236

In connection with the Series D preferred stock financing transaction, which closed in December 2001, the Series D preferred stock was deemed to have an embedded derivative instrument. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Interest and Other Income (Expense). At December 31, 2003 and June 30, 2004, the estimated fair value of the liquidation preference was $24.8 million and $15.3 million, respectively. During the three and six months ended June 30, 2003, net charges of $0.4 million and $6.6 million, respectively, were recorded as a result of the increase in the fair value of the liquidation preference. During the three and six months ended June 30, 2004, net credits of $(6.4) million and $(9.5) million, respectively, were recorded as a result of the decrease in the fair value of the liquidation preference.

The following table sets forth the accretion on mandatorily redeemable preferred stock for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
	(in millions)
Accrued dividends	$1.5	$1.3	$2.2	$2.6
Accretion of the beneficial conversion feature	1.3	2.1	4.3	3.9

	$2.8	$3.4	$6.5	$6.5

Note 9 — Restricted Stock

In March 2004, the Company issued 707,368 shares of restricted common stock to Mark Ferrer, the Company’s new chief executive officer, in connection with Mr. Ferrer’s employment agreement. As a result of the issuance of these shares of restricted stock during the first quarter of 2004, the Company recorded unearned compensation of $1.5 million which will be charged to operating expense over the four year vesting term of the restricted stock grant. During the three and six months ended June 30, 2004, the Company recorded stock-based compensation expense of $9,000 and $0.3 million, respectively, associated with the vesting of these shares.

Executive Separation Agreement

In April 2004, the Company entered into a separation agreement with its chief executive officer, under the terms of which, the Company forgave a note receivable from the executive of $1.7 million, the executive surrendered 250,000 shares of the Company’s common tock, the Company paid $0.4 million to the executive and extended the exercise period of 430,424 stock options to April 2007. As a result, the Company recorded compensation expense of $1.5 million during the quarter.

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

Action in the Superior Court of San Diego. On December 24, 2003, the Company was named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including the Company, and various other unnamed defendants. The operative complaint alleges that the Company, as Peregrine’s customer, engaged in a Series of fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with generally accepted accounting principles (GAAP) and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine approximately one year later in August 2001. The complaint alleges causes of action for fraud and deceit, negligent misrepresentation, violations of California Corporations Code provisions regarding sales of securities by means of false statements or omissions, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. The Company believes the claims are without merit and intends to defend itself vigorously. Litigation in this matter is ongoing.

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

United States Securities and Exchange Commission Investigation. In 2001, the United States Securities and Exchange Commission (the SEC) investigated the Company and certain of its former officers, employees and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The SEC concluded its investigation of the Company in January 2002 with no imposition of fines or penalties and, without admitting or denying liability, the Company consented to a cease and desist order and an administrative order as to violation of certain non-fraud provisions of the federal securities laws. The investigation has also thus far resulted in charges being filed against five former officers and employees. The Company believes that the investigation of its former officers and employees may continue. While the Company continues to fully cooperate with any requests with respect to such investigation, it does not know the status of such investigation.

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

Other Contractual Obligations. The Company entered into other contractual obligations which total $9.8 million at June 30, 2004. These obligations are primarily associated with the maintenance of hardware and software products being utilized within engineering, hosted messaging operations and the management of data center operations and network infrastructure storage for the Company’s hosted messaging operations. These obligations are expected to be completed over the next 4 years, including $1.2 million for the remainder of 2004.

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

Note 11 — Subsequent Events

Special Shareholder Meeting

The Company’s board of directors called a special meeting of shareholders for June 11, 2004, which was adjourned to July 2, 2004 for lack of a quorum. At the reconvened special meeting on July 2, 2004, at which a quorum was present, the Company’s shareholders approved the following proposals:

•	the issuance of approximately 7.3 million shares of Series E preferred stock with a price per share of $1.50 to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G. (referred to below as the General Atlantic investors), which are issuable upon conversion of $11 million principal amount and interest of the convertible notes, and such additional shares of Series E preferred stock as they may purchase in connection with the proposed rights offering;

•	the issuance of approximately 21.9 million shares of Series E preferred stock with a price per share of $1.50 to a group of investors led by Cheung Kong Group and its Whampoa Limited affiliates including Campina Enterprises Limited, Cenwell Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited, which are issuable upon exchange of approximately $32.8 million principal amount of 5¾% convertible subordinated notes, and such additional shares of Series E preferred stock as they may purchase in connection with the proposed rights offering;

•	the issuance of approximately 10 million shares of Series E preferred stock with a price per share of $1.50 to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P., which are issuable upon conversion of approximately $15.0 million principal amount and interest of 10% convertible notes;

•	the issuance of approximately 12.3 million shares of Series E preferred stock with a price per share of $1.50 to entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital, which are issuable upon conversion of approximately $18.5 million principal amount and interest of 10% convertible notes;

•	the amendment of warrants to purchase 625,000 shares of common stock held by members of the General Atlantic investors that reduce the exercise price per share from $4.20 to $1.50;

•	and amendment to our current amended and restated articles of incorporation to increase the authorized number of shares of common stock from 125 million to 200 million and the authorized number of shares of preferred stock from 5 million to 75 million which changes have been reflected in the June 30, 2004 condensed consolidated balance sheet; and

•	an amended and restated certificate of determination of preferences of Series D preferred stock to, among other things, amend the Series D preferred stock liquidation preference upon a liquidation and change of control, to eliminate the participation feature, to reduce the conversion price from $4.20 to $1.50 and to reduce the amount of dividends to which the holders of Series D preferred stock are entitled.

As a result of obtaining shareholder approval on the above items, the Company also exchanged approximately 85,000 shares of Series D preferred stock for approximately 800,000 shares of Series E preferred stock. All of these actions will cause the Company to record non-cash charges, based upon generally accepted accounting principles, that will increase the Company’s net loss attributable to common shareholders. In addition, the above items will reduce the Company’s convertible debt balance by $76.4 million and result in a significant increase to the Company’s mandatorily redeemable preferred stock balance. The Company is currently in the process of calculating the actual amount of such charges.

Rights Offering

On August 2, 2004, the Company’s rights offering to purchase up to $21.0 million of Series E preferred stock expired. The Company issued approximately 2.6 million shares pursuant to the rights offering, representing approximately $4.0 million in gross proceeds to the Company, excluding fees and costs incurred by the Company in connection with the rights offering.

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

Overview

Critical Path, Inc. was incorporated in California on February 1997. Critical Path, along with its subsidiaries (which, as noted above, we collectively refer to as the Company), provides digital communications software and services that enable enterprises, government agencies, wireless carriers, and service providers to rapidly deploy scalable solutions for messaging and identity management. Built upon an open, extensible software platform, these solutions help organizations expand the range of digital communications services they provide, while helping to reduce overall costs. Critical Path’s messaging solutions — which are available both as licensed software or hosted services — provide integrated access to a broad range of communication and collaboration applications from wireless devices, Web browsers, desktop clients, and voice systems. This provides new revenue opportunities for carriers and service providers and helps enable them to attract new subscribers, drive more usage, and retain subscribers longer. For enterprises and governments, Critical Path’s solutions help to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable easier compliance with new regulatory mandates, and reduce the cost and effort of deploying modern messaging services to distributed organizations, mobile users, deskless workers, suppliers and customers.

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

Hosted service subscriptions for access to our messaging and other digital communications applications. We offer access to email, personal information management, resource scheduling, and “newsgroup” over the Internet and wireless networks for enterprises, telecommunications operators, and, for certain services, consumers. The software powering these services runs in data centers that we jointly operate with a third-party provider; unlike with licensed software, customers of these services do not need to install or maintain their own copies of the software. Instead, customers pay initial setup fees and regular monthly, quarterly or annual subscriptions for the services they would like to be able to access.

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

Restructuring Initiatives

We have operated at a loss since our inception and as of June 30, 2004, we had an accumulated deficit of approximately $2.3 billion, inclusive of a $1.3 billion charge for impairment of long-lived assets recorded in fiscal year 2000. We have undertaken numerous restructuring initiatives in an effort to align our operating structure not only to the business and economic environments through which we have operated but also in response to our changing business in an effort to generate net income. For example:

•	During 2001, we evaluated our various products, services, facilities and the business plan under which we were operating. In connection with this review, we implemented and substantially completed a strategic restructuring plan that involved reorganizing and refocusing Critical Path’s product and service offerings, a reduction in workforce and a facilities and operations consolidation. By the end of 2001, we had divested all of the products and services deemed to be non-core to our continued operations, reduced headcount by 44%, reduced the number of facilities by 65% and implemented other cost cutting measures, resulting in a significant reduction in overall operating expenses.

•	During 2002, we restructured to reduce our expense levels to be consistent with the then current business climate and eliminated 39 positions and terminated additional leases.

•	In January 2003, we announced a restructuring initiative designed to further reduce our expense levels in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan included the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction was partially offset by outsourcing approximately 75 positions to lower cost service providers.

•	In November 2003, we announced a restructuring of certain of our facility lease obligations in an effort to reduce our long-term cash obligations. In addition, we identified an additional 16 positions, primarily held by management-level employees, which were to be eliminated.

•	In August 2004, we expanded our restructuring activities in an effort to reduce both our short-term and long-term cash requirements. These activities include the planned reduction of our fixed costs through the restructuring of contracts, consolidation of certain activities to our offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the elimination of approximately 20-25% of our employee positions and use of third party contractors. This effort will begin in August 2004 and continue into the fourth quarter of 2004. As a result, we expect to record additional restructuring charges during the three month periods ending September 30 and December 31, 2004.

In addition to these formal restructuring initiatives, we have sought to aggressively manage our cost structure, identifying incremental savings where possible. We intend to continue to aggressively manage our expenses while maintaining strong service levels to our customers.

In recent months, management has focused on capital financing initiatives in order to maintain our current and planned operations. Our history of losses from operations and cash flow deficits, in combination with our cash balances, raised concerns about our short-term ability to fund operations from our existing cash at the time. Consequently, in the fourth quarter of 2003 and first quarter of 2004 we secured additional funds through several rounds of financing that involved the sale of senior secured notes convertible into a new series of preferred stock.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates as disclosed in our annual report on Form 10-K/A for the year ended December 31, 2003.

Liquidity and Capital Resources

We have operated at a loss since our inception and most recently, for the three month periods ended September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, our operating activities have used cash of $4.3 million, $5.7 million, $9.3 million and $12.8 million, respectively. With our history of operating losses and use of cash to support our operating activities, our primary sources of capital have come from both debt and equity financings that we have completed over the past several years. Our principal sources of liquidity include our cash and cash equivalents and a line of credit facility with Silicon Valley Bank. As of June 30, 2004, we had cash and cash equivalents totaling $23.6 million at June 30, 2004, of which approximately $2.7 million is restricted to support our outstanding obligations to the bank and $4.4 million is located in accounts outside the United States. Accordingly, our readily available cash resources in the United States as of June 30, 2004 were $16.5 million. In August 2004, our rights offering expired and provided an additional gross proceeds of $4.0 million of cash to support our domestic operations. Additionally, during our conference call announcing our financial results for the second quarter 2004, we provided guidance with respect to efforts we are undertaking to reduce our operating expenses in an effort to reduce our use of cash. We currently believe that we will be able to reduce the amount of cash used by our operating activities based upon our continuing restructuring activities and cost reduction efforts, but that, in the short-term, we may be required to find additional sources of capital through additional debt or equity financings or both to support our operating activities beyond December 31, 2004 although our ability to incur additional indebtedness is subject to certain limitations as discussed in the section below titled “Ability to incur additional indebtedness.”

In December 2003, based on the level of our cash available for domestic operations and the rate of cash usage per quarter, we determined that we would not have sufficient cash resources available to continue beyond the first quarter of 2004 without raising additional funds through financing activities. Based on our financing activities in the fourth quarter of 2003 and the first quarter of 2004, we determined that we had sufficient cash to continue operations through the fourth quarter of 2004. We continue to believe that we have sufficient cash to continue operations through the fourth quarter of 2004. However, because the rights offering raised less funds than anticipated, if we are unable to significantly further reduce expenses as planned, secure additional financing or increase revenues, we cannot be certain that we will be able to continue our current operations beyond the fourth quarter of 2004.

As of June 30, 2004, there were no outstanding borrowings under the credit facility but there were letters of credit held under the credit facility totaling approximately $2.7 million. During the three months ended June 30, 2004, we were not in compliance with a certain financial covenant relating to the minimum Americas revenue for the months ended April 30, May 31 or June 30, 2004. We are currently engaged in discussion with Silicon Valley Bank to resolve our current default under the credit facility. We currently believe that we will be required to cash collateralize the letters of credit, totaling approximately $2.7 million, and that the borrowing availability will be reduced from $6.0 million to $2.7 million, the default will be waived and all financial covenants under the credit facility will be removed. For additional information with respect to the credit facility, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

We currently expect our long-term liquidity and capital resources may increase if we are successful reducing our operating costs and capital requirements. In addition to our recent restructuring activities, we are also pursuing the possibility of increasing our long-term liquidity and capital resources through the restructuring of our foreign subsidiaries, thereby providing us access to the cash held by our foreign subsidiaries, renegotiating with the bank to increase the borrowing capacity of our credit facility as well as raising additional capital. We have recently engaged Perseus Advisors as our investment bankers to assist us in raising additional capital. Our ability to incur additional indebtedness is subject to certain provisions as discussed in the section as detailed below in the section titled “Ability to incur additional indebtedness.”

Cash and cash equivalents. The following table sets forth our cash and cash equivalents balance as of the dates indicated:

	December 31, 2003	June 30, 2004	Increase / (decrease)
			$	%
	(in thousands)
Cash and cash equivalents	$18,984	$23,550	$4,566	24.1%

Total cash and cash equivalents increased primarily as a result of cash raised through the issuance of 10% senior convertible notes partially offset by cash used to support our operating and investing activities.

Cash used in operating activities

Our operating activities used $22.1 million of cash during the six months ended June 30, 2004. This cash was used to support our net loss, adjusted for non-cash items (such as depreciation and amortization of $0.9 million, changes in the value of a preferred stock instrument of $(9.6) million and stock based expenses of $1.3 million) and a $4.7 million increase in our accounts receivable balance partially offset by increases in our accrued liabilities of $3.3 million and deferred revenue of $3.2 million. Our net loss was primarily a result of our operating costs, including both cost of revenues and operating expenses which are primarily comprised of employee costs, third party contractor costs and restructuring costs, being greater than our revenues. Our accounts receivable balance has increased primarily as a result of an increasing proportion of our revenues being generated in Europe where collection periods are typically more extended along with certain customers delaying payments in an effort to manage their quarter-end cash positions.

Our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of the average number of days our accounts receivable are outstanding, or DSOs. The following table sets forth our accounts receivable balances and DSOs as of the dates indicated:

	December 31, 2003	June 30, 2004	Increase / (decrease)
			$	%
	(in thousands; except DSOs)
Accounts receivable, net	$16,880	$21,624	$4,744	28.1%
DSOs	91	114

A number of non-cash items have been charged to expense and impacting our net losses during the six months ended June 30, 2004. These items include depreciation and amortization of property and equipment, amortization of unearned stock-based compensation and other stock-based compensation charges and changes in the value of a preferred stock instrument. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows.

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

Cash used by investing activities

Our investing activities used $1.5 million of cash during the six months ended June 30, 2004 primarily as a result of purchases of equipment used to support hosted messaging operations infrastructure. As of June 30, 2004, we had no commitments for capital equipment purchases. To the extent we purchase capital equipment, we expect to fund these purchases through the use of our available cash resources.

Cash provided by financing activities

Our financing activities provided $28.4 million of cash during the six months ended June 30, 2004 primarily as a result of the issuance of $30.2 million 10% senior convertible notes (net of costs) and $1.0 million of proceeds from the issuance of our common stock partially offset by $2.3 million of payments on our line of credit facility and $0.5 of payments on our capital equipment leases. In January and March 2004, we raised gross proceeds of $15.0 million and $18.5 million, respectively, of cash through the issuance of 10% senior convertible notes and $1.0 million through a combination of employee stock option exercises and activities under our employee stock purchase plan (ESPP). See Note 11, Subsequent Events, of Notes to Unaudited Condensed Consolidated Financial Statements for information with respect to the conversion of the 10% senior convertible notes into shares of Series E preferred stock.

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

Other Recent Financing Transactions

10% Senior Convertible Notes

In November 2003, we issued in a private placement $10.0 million in principal amount of 10% senior convertible notes to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G. (referred to collectively as the General Atlantic Investors); in January 2004, we issued $15.0 million in principal amount of 10% senior convertible notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P,; and, in March 2004, we issued $18.5 million in principal amount of 10% senior convertible notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital.

The 10% senior convertible notes become due and payable upon the consummation of a qualified asset sale, a change of control or any financing or series of financings that in the aggregate raises at least $40 million. Additionally, the notes become due and payable when declared due and payable by a holder upon the occurrence of an event of default, which include, subject to some exceptions: (i) our failure to pay any amounts due under notes when they are due and payable, (ii) our default on any indebtedness with a principal amount of at least $500,000, (iii) our voluntary or involuntary bankruptcy, (iv) any judgment for the payment of money of more than $500,000, (v) the attachment by our lenders of any of our assets, or (vi) the occurrence of any event having a material adverse effect on our business, operations, assets, properties or condition.

The 10% senior convertible notes also contain a financial covenant that requires us to maintain a minimum monthly average operating cash flow, over any given fiscal quarter, for our operations in the Americas of negative $3.0 million. Additionally, we may not incur, create or assume indebtedness or liens under the notes, with specified exceptions. Also, with some exceptions, under the notes we may not: (i) merge with another entity, (ii) make any restricted payments, including dividends, distributions and the redemption any of our options or capital stock, (iii) enter into any transactions with any affiliates, (iv) make investments, (v) change the nature of our business, (vi) permit our domestic subsidiaries to hold real or personal property in excess of specified amounts or (vii) create any new subsidiaries.

If we breach any representation or warranty or fail to abide by any of our covenants, including the foregoing covenants, then the 10% senior convertible notes may become immediately due and payable. If these notes do not convert into Series E preferred stock or common stock, the principal and related interest will become due and payable on the fourth anniversary of their issuance.

At a special meeting held in July 2004, we received approval from our shareholders to convert the $43.5 million in principal amount of 10% senior convertible notes, plus interest into approximately 30.5 million shares of Series E preferred stock at $1.50 per share. The Series E preferred stock ranks senior in preference to all of our existing equity and accrues dividends at an annual rate of 5 3/4% of the purchase price of $1.50 per share.

5  3/4% Convertible Subordinated Notes

In March 2004, we executed an amendment with a group of investors led by the Cheung Kong Group (which we refer to as the Cheung Kong Investors) which would have extended the maturity of the $32.8 million in face value of 5 3/4% convertible subordinated notes held by the Cheung Kong Investors from April 1, 2005 to April 1, 2006. In the event our shareholders did not approve the exchange of the 5 3/4% convertible subordinated notes held by the Cheung Kong Investors for approximately 21.9 million shares of our Series E preferred stock. In addition, in the event the maturity date is extended to April 1, 2006, the interest rate on the 5 3/4% convertible subordinated notes held by the Cheung Kong Investors would increase to 7 1/2% for the period beginning April 1, 2005 and ending April 1, 2006, and we would be required to pay fees totaling $1.5 million.

At a special meeting in July 2004, the Company received approval from its shareholders to convert the $32.8 million in face value of its 5 3/4% convertible subordinated notes due in April 2005 held by the Cheung Kong Investors into approximately 21.9 million shares of Series E preferred stock.

In a separate agreement, members of the Cheung Kong Investors granted us an option, which we may exercise in our sole discretion, to repurchase approximately 10.9 million shares of the Series E preferred stock held by the Cheung Kong Investors at $1.50 per share. Our option expires on August 16, 2004, which is 10 business days after the close of the recently completed rights offering.

Ability to incur additional indebtedness

Under the terms of our line of credit, we are not permitted to incur additional indebtedness without the approval, by the bank in its sole discretion, that the terms of the debt are adequately subordinated to the obligations due under the bank credit facility. In addition, we must seek the consent of the holders of a majority of our Series D preferred stock and of a majority of the Cheung Kong Investors in order to incur any additional indebtedness.

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

Results of Operations

In view of the rapidly evolving nature of our business, prior acquisitions, organizational restructuring, and limited operating history, we believe that period over period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At June 30, 2004, we had 401 employees as compared to 418 employees at December 31, 2003 and 436 employees at June 30, 2003. We do not believe that our historical fluctuations in revenues, expenses, or personnel are indicative of future results. The following table sets forth our results of operations for the three and six months ended June 30, 2003 and 2004.

	Three months ended June 30,		Increase/ (decrease)		Six months ended June 30,		Increase/(decrease)
	2003	2004	$	%	2003	2004	$	%
	(In thousands, except % increase/(decrease) and per share amounts; unaudited)
Net revenue
Software license	$5,592	$5,407	$(185)	-3%	$10,639	$9,658	$(981)	-9%
Hosted messaging	4,856	3,711	(1,145)	-24%	10,242	8,054	(2,188)	-21%
Professional services	3,155	2,936	(219)	-7%	6,375	5,595	(780)	-12%
Maintenance and support	4,533	4,962	429	9%	8,914	10,787	1,873	21%

Total net revenue	18,136	17,016	(1,120)	-6%	36,170	34,094	(2,076)	-6%

Cost of revenue
Software license	722	1,708	986	137%	2,519	2,619	100	4%
Hosted messaging	7,103	6,570	(533)	-8%	13,366	12,951	(415)	-3%
Professional services	2,910	3,034	124	4%	6,360	6,128	(232)	-4%
Maintenance and support	1,387	1,322	(65)	-5%	3,316	2,771	(545)	-16%
Stock-based expense — Hosted messaging	—	—	—	—	8	5	(3)	-38%
Stock-based expense — Professional services	—	—	—	—	3	—	(3)	-100%
Stock-based expense — Maintenance and support	—	—	—	—	6	—	(6)	-100%
Restructuring expense	—	175	175	—	—	175	175	—

Total cost of revenue	12,122	12,809	687	6%	25,578	24,649	(929)	-4%

Gross profit (loss)	6,014	4,207	(1,807)	-30%	10,592	9,445	(1,147)	-11%
Operating expenses
Selling and marketing	7,931	6,035	(1,896)	-24%	17,240	12,974	(4,266)	-25%
Research and development	4,813	5,344	531	11%	9,436	11,123	1,687	18%
General and administrative	3,320	3,771	451	14%	6,546	6,893	347	5%
Stock-based expense — Sales and marketing	—	30	30	—	18	44	26	144%
Stock-based expense — Research and development	—	—	—	—	15	18	3	20%
Stock-based expense — General and administrative	—	1,182	1,182	—	9	1,191	1,182	13133%
Restructuring expense	892	1,144	252	28%	4,081	2,209	(1,872)	-46%

Total operating expenses	16,956	17,506	550	3%	37,345	34,452	(2,893)	-8%

Operating income (loss)	(10,942)	(13,299)	2,357	22%	(26,753)	(25,007)	(1,746)	-7%
Interest and other income (expense), net	3,526	6,733	3,207	91%	(2,901)	10,400	13,301	-458%
Interest expense	(783)	(2,065)	1,282	164%	(1,552)	(3,645)	2,093	135%
Gain (loss) on investments	349	—	(349)	-100%	349	—	(349)	-100%

Income (loss) before provision for income taxes	(7,850)	(8,631)	781	10%	(30,857)	(18,252)	(12,605)	-41%
Provision for income taxes	(287)	(445)	158	55%	(481)	(811)	330	69%

Net income (loss)	(8,137)	(9,076)	939	12%	(31,338)	(19,063)	(12,275)	-39%
Accretion on mandatorily redeemable preferred stock	(2,839)	(3,348)	509	18%	(6,504)	(6,495)	(9)	0%

Net income (loss) attributable to Common shareholders	$(10,976)	$(12,424)	$1,448	13%	$(37,842)	$(25,558)	$(12,284)	-32%

Net income (loss) per share	$(0.41)	$(0.43)	$0.02	5%	$(1.59)	$(0.90)	$(0.68)	-43%

Net income (loss) per share attributable to common shares	$(0.55)	$(0.59)	$0.04	6%	$(1.91)	$(1.21)	$(0.70)	-37%

Shares used in the per share calculations	19,873	21,157	1,284	6%	19,769	21,074	1,317	7%

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

Total net revenues decreased during the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 primarily as a result of decreased revenue from the license sale of our software solutions, hosted messaging solutions and professional services partially offset by increased revenue from the sale of maintenance contracts and support services.

•	Software License. Software license revenues decreased during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 primarily due to decreased license sales of our messaging server and identity management software partially offset by increased license sales of certain third party products. Software license revenues decreased during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 primarily due to decreased license sales of our identity management software and no revenue from the sale of our unified messaging software, which accounted for approximately $1.6 million of revenues during the six months ended June 30, 2003, partially offset by increased license sales of third party certain third party products.

•	Hosted Messaging. Hosted messaging revenues decreased during the three and six months ended June 30, 2004 as compared to the same periods ended June 30, 2003 primarily due to customers reducing or terminating their hosted messaging services.

•	Professional Services. Professional services revenues decreased during the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 primarily due to reduced professional services revenue in Europe.

•	Maintenance and Support. Maintenance and support revenues increased during the three and six months ended June 30, 2004 as compared to the same periods ended June 30, 2003 primarily due to continued high renewal rates of existing customers, the successful renewal of maintenance and support services with customers whose contracts had earlier expired, particularly in Europe, and the execution of new maintenance and support contracts associated with new license sales.

Our international revenues accounted for approximately 69% and 66% of net revenues during the three and six months ended June 30, 2004, respectively, as compared to 58% and 61% during the three and six months ended June 30, 2003, respectively.

Our expectations for revenue in the three months ended September 30, 2004 currently range from a slight decrease to an increase from the three months ended June 30, 2004 and that revenues for the three months ending December 31, 2004 will be in line with or greater than revenues for the three months ended June 30, 2004. If revenue increases occur, we believe that such increases will be the result of our ability to sell and deploy enhanced messaging solutions that meet the needs of our customers as well as obtaining final acceptance from certain customers for whom we have been deferring revenue recognition on projects that have been ongoing for a number of months.

Cost of Net Revenues

Cost of revenues increased during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 primarily as a result of increased third-party royalty costs due to the resale of third-party products partially offset by reduced hosted messaging cost of revenues. Cost of revenues decreased during the six months ended June 30, 2004 as compared to the six months ended June 30, 2004 primarily as a result of decreased hosted messaging, professional services and maintenance and support cost of revenues.

•	Software License. Cost of net software license revenues currently consist primarily of third-party royalty costs and historically had included, product media duplication, manuals and packaging materials, personnel and facility costs. Cost of net software license revenues increased during the three and six months ended June 30, 2004 as compared to the same periods ended June 30, 2003 primarily due to increased sales of third party products and the related increase of royalty costs associated with such sales.

•	Hosted Messaging. Cost of net hosted messaging revenues consists primarily of costs incurred in the delivery and support of messaging services, including equipment rental costs, depreciation expense, Internet connection and co-location charges, personnel costs incurred in operations as well as other direct and allocated indirect costs. The cost of net hosted messaging revenues decreased during the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 primarily due to reductions in depreciation expenses of $1.5 million and $2.9 million resulting from the write-down and completion of depreciation on certain existing fixed assets. These reductions were partially offset by period over period increases in employee expenses of $0.3 million and $0.5 million and facilities costs of $0.6 million and $2.0 million. Depreciation expenses included in hosted messaging costs totaled $1.1 million and $2.3 million during the three and six months ended June 30, 2004 as compared to $2.4 million and $4.9 million during the three and six months ended June 30, 2003. Hosted messaging staff increased to 41 employees at June 30, 2004 from 32 employees at June 30, 2003.

•	Professional Services. Cost of net professional services revenues consist primarily of employee and third party contractor costs providing custom engineering, installation and training services for both our hosted and licensed solutions as well as other direct and allocated indirect costs. The cost of net professional services revenues increased during the three months ended June 30, 2004 as compared to the same period ended June 30, 2003 primarily due to increased period over period employee expenses of $0.1 million and consulting expenses of $0.2 million. These increases were partially offset by a period over period reduction in depreciation expenses of $0.1 million resulting from the write-down and completion of depreciation on certain existing fixed assets as well as cost savings generated through our 2002 and 2003 restructuring initiatives, including the consolidation of facilities, resulting in a period over period reduction in associated facilities costs of $86,000. The cost of net professional services revenues decreased during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 primarily due to a period over period reduction in depreciation expenses of $0.3 million resulting from the write-down and completion of depreciation on certain existing fixed assets as well as cost savings generated through our 2002 and 2003 restructuring initiatives, including the consolidation of facilities, resulting in a period over period reduction in associated facilities costs of $0.2 million, and the elimination of certain outside consulting arrangements, resulting in a period over period reduction in associated consulting expenses of $53,000. These reductions were partially offset by a period over period increase in employee expenses of $0.2 million. Depreciation expenses included in professional services costs totaled $40,000 and $97,000 during the three and six months ended June 30, 2004 as compared to $0.2 million and $0.3 million during the three and six months ended June 30, 2003. Professional services staff decreased to 67 employees at June 30, 2004 from 68 employees at June 30, 2003.

•

Maintenance and Support. Cost of net maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. The cost of net maintenance and support revenues decreased during the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 primarily due to period over period reductions in depreciation expenses of $0.2 million and $0.5 million resulting from the write-down and completion of depreciation on certain existing fixed assets as well as cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of certain employees, resulting in period over period reductions in related personnel expenses of $46,000 and $0.4 million. These reductions were partially offset by period over period increases in consulting expenses of $71,000 and $0.2 million and facilities costs of $96,000 and $0.1 million. Depreciation expenses included in maintenance and support costs totaled $19,000 and $44,000 during the three and six months ended June 30, 2004 as compared to $0.2 million and $0.5 million during the three and six months ended June 30, 2003. Maintenance and support staff remained unchanged year over year at 29 employees.

During the three and six months ended June 30, 2004 our gross margins were 25% and 28%, respectively, as compared to 33% and 29% for the three and six months ended June 30, 2003. Gross margins decreased during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 primarily as a result of the increased third party royalty costs related to our increased license sales of certain third party products. Gross margins decreased for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 primarily as a result of our revenues declining at a greater rate than our cost of revenues.

We currently believe that gross margins may increase during the three months ended September 30, 2004 from the three months ended June 30, 2004 and that gross margins for the three months ended December 31, 2004 may increase from the three months ended September 30, 2004. If these gross margin improvements occur, we believe that they will be due to increases in our revenues, the reduction of our costs as a result of our current restructuring activities, which began in August 2004 as well as a lower proportion of revenue from third party products which carry an associated royalty cost. We believe these restructuring activities will reduce our fixed costs by restructuring contracts, consolidating certain activities to our offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and reducing our workforce and use of third party contractors.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of employee costs, including commissions, travel and entertainment, advertising, public relations, other promotional costs as well as other direct and allocated indirect costs. Sales and marketing expenses decreased during the three and six months ended June 30, 2004 as compared to the same periods ended June 30, 2003 primarily due to period over period reductions in depreciation expenses of $0.4 million and $0.9 million resulting from the write-down and completion of depreciation on certain existing fixed assets as well as cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of certain employees, resulting in period over period reductions in related personnel expenses of $1.3 million and $3.1 million, the consolidation of facilities, resulting in period over period reductions in associated facilities costs of $7,000 and $0.2 million, the reduction of certain marketing programs costs of $0.1 million and $0.2 million, and, during the three months ended June 30, 2004, the elimination of certain outside consulting arrangements, resulting in a period over period reduction in associated consulting expenses of $96,000. Depreciation expenses included in sales and marketing expenses totaled $0.2 million and $0.5 million during the three and six months ended June 30, 2004 as compared to $0.6 million and $1.3 million during the three and six months ended June 30, 2003.

Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities as well as other direct and allocated indirect costs. Research and development expenses increased during the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 primarily due to increased period over period depreciation expenses of $0.1 million and $0.6 million, resulting from new capital expenditures, increased period over period employee expenses of $0.2 million and $0.3 million, increased period over period consulting expenses of $85,000 and $0.7 million (primarily software development expenses that had previously been capitalized), and increased period over period facilities costs of $0.1 million and $96,000. Depreciation expenses included in research and development expenses totaled $0.8 million and $1.8 million during the three and six months ended June 30, 2004 as compared to $0.7 million and $1.2 million during the three and six months ended June 30, 2003.

General and Administrative. General and administrative expenses consist primarily of employee costs, fees for outside professional services and other direct and allocated indirect costs. General and administrative expenses increased during the three and six months ended June 30, 2004 as compared to the same periods ended June 30, 2003 primarily due to the accrual for past-due state and local business taxes of $0.9 million and one-time charges of $0.6 million in connection with the severance agreement with our former chief executive officer in the second quarter of 2004. These increases were partially offset by period over period reductions in depreciation expenses of $0.2 million and $0.4 million resulting from the write-down and completion of depreciation on certain fixed assets as well as cost savings generated through our 2002 and 2003 restructuring initiatives, including the consolidation of facilities, resulting in period over period reductions in associated facilities costs of $0.6 million and $0.3 million, the termination of certain employees, resulting in period over period reductions in related personnel expenses of $.01 million and $0.5 million as well as the elimination of certain outside consulting arrangements, resulting in period over period reductions in consulting expenses of $0.3 million and $67,000. Depreciation expenses included in general and administrative expenses totaled $0.1 million and $0.3 million during the three and six months ended June 30, 2004 as compared to $0.4 million and $0.7 million during the three and six months ended June 30, 2003.

We expect that our selling and marketing, research and development and general administrative expenses may decrease for each of the three month periods ending September 30, 2004 and December 31, 2004 as a result of our most recent restructuring activities begun in August 2004 as well as our on-going expense saving efforts.

Stock-Based Expenses

Stock-based expenses are comprised of stock-based charges related to modifications made to employee stock option plans, stock option grants to non-employee contractors and warrants issued to consultants. Stock-based expenses increased to approximately $1.2 million and $1.3 million during the three and six months ended June 30, 2004 as compared to $0 and $59,000 during the three and six months ended June 30, 2003 primarily as a result of the severance agreement between us and our former chief executive officer. Based on the functions of the employees and consultants participating in the related option grants, $0 and $5,000 was allocated to cost of net revenues and $1.2 million and $1.3 million was allocated to operating expenses during the three and six months ended June 30, 2004. $0 and $17,000 was allocated to cost of net revenues and $0 and $42,000 was allocated to operating expenses during the three and six months ended June 30, 2003.

Restructuring Expense

Restructuring expenses consist primarily of employee severance costs as well as facility consolidation and lease termination costs incurred primarily as a result of the Company’s restructuring actions. For the three and six months ended June 30, 2004 we recorded $1.3 million and $2.4 million of restructuring expense primarily related to employee severance, facility consolidation and other related costs in connection with our on-going initiatives. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information with respect to our restructuring activities.

In August 2004, we expanded our restructuring activities in an effort to reduce both our short-term and long-term cash requirements by reducing our fixed costs through the restructuring of contracts, consolidation of certain activities to our offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the reduction of our workforce and use of third party contractors. This effort will begin in August 2004 and continue into the fourth quarter of 2004. As a result, we expect to record additional restructuring charges during the three month periods ending September 30 and December 31, 2004.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earnings on cash, cash equivalents and short-term investments as well as net gains (losses) on foreign exchange transactions and changes in the fair value of the liquidation preference on the Series D preferred stock. Interest income was $22,000 and $0.2 million, respectively, during the three and six months ended June 30, 2004 as compared to $85,000 and $0.2 million, respectively, during the three and six months ended June 30, 2003, resulting in period over period decreases of $63,000 and $29,000. These decreases were due to lower cash balances available for investing. We recognized a net gain from foreign currency transactions associated with our international operations of $0.6 million and $1.0 million, respectively, during the three and six months ended June 30, 2004 as compared to a net gain of $0.1 million during the three months ended June 30, 2003 and a net loss of $41,000 during the six months ended June 30, 2003. Based on the current international markets, we expect that fluctuations in foreign currencies could have a significant impact on our operating results during the remainder of 2004.

In connection with the financing transaction closed in December 2001, the Series D Preferred Stock was deemed to have an embedded derivative instrument. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the preference to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. At June 30, 2003 and 2004, the estimated fair value of the liquidation preference was $19.2 million and $15.3 million, respectively, resulting in a net charge to other expense during the three and six months ended June 30, 2003 of $0.4 million and $6.6 million, respectively, as compared to $6.4 million and $9.6 million during the three and six months ended June 30, 2004.

Interest Expense

Interest expense consists primarily of the interest expense and amortization of issuance costs related to our 10% Senior Convertible Notes issued in November 2003, January, 2004, and March 2004, 5 ¾% Convertible Subordinated Notes issued in March 2000, interest and fees on our line of credit facility with Silicon Valley Bank, and interest on certain capital leases.

The following table sets forth our interest expense for the three and six months ended June 30, 2003 and 2004.

	Three months ended June 30,				Six months ended June 30,
			Increase/ (decrease)				Increase/ (decrease)
	2003	2004	$	%	2003	2004	$	%
	(In thousands, except % increase/(decrease) and per share amounts)
10% Senior Convertible Notes	$—	$1,210	$1,210	—	$—	$2,017	$2,017	—
5 3/4% Convertible Subordinated Notes	550	551	2	0%	1,097	1,098	2	0%
Amortization of debt issuance costs	69	134	65	95%	137	222	84	61%
Line of credit facility	96	115	19	19%	186	185	(1)	0%
Capital leases and other long-term obligations	19	—	(19)	-100%	42	—	(42)	-100%
Other	48	55	7	15%	90	123	33	37%

Total interest expense	$783	$2,065	$1,283	164%	$1,552	$3,645	$2,093	135%

Provision for Income Taxes

Our provision for income taxes increased during the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 as certain of our European operations generated income taxable in certain European jurisdictions. No current provision or benefit for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization.

Accretion on redeemable convertible preferred shares and valuation of liquidation preference

In connection with the financing transaction completed during December 2001, we received gross cash proceeds of approximately $30 million and retired approximately $65.0 million in face value of our outstanding convertible subordinated notes in exchange for shares of our Series D Cumulative Redeemable Convertible Participating Preferred Stock. The preferred stock includes an automatic redemption on November 8, 2006 and cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis. At issuance, the Series D Preferred Stock was deemed to have an embedded beneficial conversion feature which was limited to the net proceeds allocable to preferred stock of approximately $42.0 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series D Preferred Stock and will accrete over the term of the Series D Preferred Stock. During the three and six months ended June 30, 2004, the accretion on redeemable convertible preferred shares totaled $3.3 million and $6.5 million, respectively, comprised of $1.3 million and $2.6 million, respectively, in accrued dividends, and accretion of $2.1 million and $3.9 million, respectively. During the three and six months ended June 30, 2003, the accretion on redeemable convertible preferred shares totaled $2.8 million and $6.5 million, respectively, comprised of $1.5 million and $2.2 million, respectively, in accrued dividends and accretion of $1.3 million and $4.3 million, respectively.

Contractual Obligations and Commitments

The table below sets forth our significant obligations and commitments as of June 30, 2004.

	Fiscal Year
	Total	Remainder of 2004	2005	2006	2007	2008 and beyond
Convertible Subordinated notes, including interest (1)	$103,576	$4,917	$7,059	$43,429	$14,250	$33,921
Line of credit facility	—	—	—	—	—	—
Operating lease obligations	18,563	2,567	4,762	4,639	1,461	5,134
Capital lease obligations	1,543	458	650	435	—	—
Other purchase obligations (2)	9,821	7,303	1,342	1,061	115	—

	$133,503	$15,245	$13,813	$49,564	$15,826	$39,055

(1)	Includes the 5 3/4% Convertible Subordinated Notes due March 2006 and 10% Senior Notes due in November 2007, January 2008 and March 2008 and related interest amounts. At a special meeting in July 2004, our shareholders approved the conversion of the majority of these notes into shares of Series E preferred stock, eliminating approximately $76.4 million of debt that existed at June 30, 2004

(2)	Represents certain contractual obligations related to licensed software, maintenance contracts and network infrastructure storage costs.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF 03-1, The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to create a model that uses more detailed criteria to evaluate whether to record a loss, and includes additional disclosure information about unrealized losses. The consensus also expands the scope of EITF 03-1 to investments in equity securities that are both outside the scope of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and not accounted for by the equity method. The impairment accounting guidance is effective for reporting periods ending after June 15, 2004. We are currently evaluating the impact of the adoption of this consensus on our results of operations and financial position.

In April 2004, the EITF issued EITF 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 15, 2004. The adoption of EITF 03-06 did not have a material impact on our results of operations and financial positions.

In July 2004, the EITF issued a draft abstract, EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which addressed the issue of when the dilutive effect of contingently convertible debt instruments (Co-Cos) should be included in diluted earnings per share. The draft abstract reflects the Task Force’s tentative conclusion that Co-Cos should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The tentative conclusion reached by the Task Force will not be finalized until it is ratified by the Financial Accounting Standards Board (FASB), which is expected to be in September 2004.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

We may need to raise additional capital and may need to initiate other operational strategies to continue our operations.

Historically, we have recorded recurring losses from operations and negative cash flow from operations. If we do not significantly reduce expenses as we have planned, secure additional financing or increase revenues, we cannot be certain that we will be able to continue our current operations beyond the fourth quarter of 2004. In the future, we may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations in the near term. Such financing may not be available in sufficient amounts or on terms acceptable to us. Additionally, we face a number of challenges in operating our business, including our ability to overcome viability concerns of our prospective customers given our recent capital needs, the amount of resources necessary to maintain worldwide operations and continued sluggishness in technology spending. Concerns about our long-term viability may cause our stock price to fall and impair our ability to raise additional capital and may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations. As a result, current and future customers may determine not to do business with us, which would cause our revenues to decline.

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

Our failure to carefully manage expenses and restructuring activities could require us to use substantial resources and cause our operating results to decline.

In the past, our management of operational expenses, including the restructurings of our operations, have placed significant strains on managerial, operational and financial resources and contributed to our history of losses. In addition, we may need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. If we cannot manage restructuring activities and expenses effectively, our business and operating results could decline.

Our business will suffer if we fail to remedy identified deficiencies in our internal control over financial reporting.

In preparation for the annual report of management regarding our evaluation of our internal control over financial reporting required to be included in our annual report for the year ended December 31, 2004 by Section 404 of the Sarbanes-Oxley Act of 2002, we have engaged outside consultants and adopted a project work plan to assess the adequacy of our internal control over financial reporting, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. For example, in the coming months, we expect to focus on matters relating to segregation of duties, the level of manual control processes, the consistency of use of systems and policies and documentation of controls and procedures. If these deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we could fail to receive an unqualified opinion on internal control over financial reporting from our independent registered public accounting firm, which could adversely affect our business, reputation and results of operations.

Additionally, the Public Company Accounting Oversight Board (PCAOB) recently adopted standards governing management’s required evaluation of its internal control over financial reporting and the independent auditors’ review of those controls and management’s evaluation. These standards result in a number of companies, including us, identifying significant deficiencies or material weaknesses in their internal control, which, if left unremediated, could preclude the independent auditors from delivering an unqualified opinion on internal control under the PCAOB’s rules.

We may not be able to maintain our listing on the Nasdaq National Market, and if we fail to do so, the price and liquidity of our common stock may decline.

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having total assets of at least $50 million, (ii) having total revenue of $50 million, and (iii) maintaining a minimum closing bid price per share of $1.00. On December 23, 2002, The Nasdaq Stock Market Inc. issued us a letter that we were not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. Since that time, we have worked with The Nasdaq Stock Market in an effort to maintain our listing. On July 24, 2003, The Nasdaq Stock Market notified us that we had regained compliance with the requirements for continued listing. Nevertheless, we may not be able to comply with the quantitative or quantitative maintenance criteria or any of the Nasdaq National Market’s listing requirements or other rules, or other markets listing requirements to the extent our stock is listed elsewhere, in the future. On August 6, 2004, the closing price of our common stock was $0.80, representing the seventh consecutive day our stock had closed below $1.00. If our common stock closes at a price below $1.00 for 30 consecutive trading days, The Nasdaq Stock market could initiate delisting proceedings for our common stock. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our stock price would likely further decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

Having obtained shareholder approval on July 2, 2004, we amended the terms of the Series D preferred stock, including the conversion ratio, to increase the number of shares of common stock issuable upon conversion of the Series D preferred stock. As of August 6, 2004, there were 4,105,044 shares of series D preferred stock outstanding, which were convertible into approximately 46 million shares of common stock. In addition, in July 2004, upon conversion of our 10% convertible notes and the exchange of some of our Series D preferred stock, we issued approximately 53.2 million shares of Series E preferred stock, which are initially convertible, at the option of the holders, into an equal number of shares of common stock. Additionally, in August 2004, at the closing of our rights offering, we issued approximately 2.6 million shares of Series E preferred stock to exercising rights holders, which are initially convertible into an equal number of shares of common stock. This increase in the number of additional shares of common stock that may be sold into the market by this amount could substantially decrease the price of our common stock.

As the preferred stock accrues dividends, the number of shares of common stock issuable upon conversion will increase, which may increase the dilution to our holders of common stock and further decrease the price of our common stock.

Currently, shares of Series D preferred stock and shares of Series E preferred stock accrue dividends at a rate of 5 3/4% per year . If the maximum amount of dividends accrue on the outstanding shares of Series D preferred stock and Series E preferred Stock prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 23.2 million shares to approximately 125.0 million shares.

Our preferred stock carries a substantial liquidation preference, which could significantly impact the return to common equity holders upon an acquisition.

In the event of liquidation, dissolution, winding up or change of control of Critical Path, the holders of Series E preferred stock would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such share before any proceeds from the liquidation, dissolution or winding up is paid with respect to any other series or class of our capital stock. Accordingly, the approximately 55.9 million shares of Series E preferred stock outstanding currently have an aggregate liquidation preference of approximately $84.2 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of Series D preferred stock would be entitled to receive the greater of $13.75 per share of Series D preferred stock plus all accrued dividends on such share (which, as of August 6, 2004, would result in an aggregate liquidation preference of $69.0 million) and $22 per share (which currently would equal a liquidation preference of $90.3 million) before any proceeds from the liquidation, dissolution, winding up or change in control is paid to holders of our common stock. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the liquidation preferences of the our Series E preferred stock and our Series D preferred stock are paid in full. Consequently, the sale of all or substantially all of the shares of Critical Path may likely result in all or substantially all of the proceeds of such transaction being distributed to the holders of our Series E preferred stock and Series D preferred stock.

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

We expect that the application of generally accepted accounting principles to account for the rights offering, the conversion of the notes we privately sold in November 2003, January 2004 and March 2004 into Series E preferred stock, the amendment of the terms of our Series D preferred stock and the issuance of Series E preferred stock in exchange for some outstanding shares of Series D preferred stock will cause us to record charges that increase our net loss attributable to common shares. These charges will be based in part on the fair value of our common stock and the Series E preferred stock on the dates the Series E preferred stock was issued, and on the fair value of the Series D preferred stock on the date its rights and preferences were modified. We are currently calculating the amount of charges that we will record. We previously disclosed that, assuming these transactions occurred on November 18, 2003, except for the issuance of the notes which occurred on November 26, 2003, January 16, 2004 and March 9, 2004, and the estimated fair market values of the common stock, the Series E preferred stock and the Series D preferred stock on such dates, we estimated that one-time charges would total approximately $54.9 million to be recorded in the period that shareholders approve the transactions, and that additional charges totaling $3.2 million would be recorded over the four-year redemption period of the Series E preferred stock if all of the shares offered of Series E preferred stock had been purchased in the rights offering. A change in the fair value of our common stock, or our Series E preferred stock, as of the date or dates we issue the Series E preferred stock, or our Series D preferred stock, as of the date we amend the terms of the Series D preferred stock, would cause these estimates to vary.

Our cash resources are not readily available for our operations.

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in our German subsidiary for any reason other than the operation of this subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from Germany to any other foreign or domestic account. At June 30, 2004, approximately $4.4 million was held outside of the United States. Our inability to utilize this cash could slow our ability to grow our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline. In addition, approximately $2.7 million of our cash must be available to support our line of credit with Silicon Valley Bank and related letters of credit by the line of credit.

Due to our evolving business strategy and the nature of the messaging and directory infrastructure market, our future revenues are difficult to predict and our quarterly operating results may fluctuate.

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

In addition to the factors set forth above, operating results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the three and six months ended June 30, 2004, we incurred stock-based compensation expense of $1.2 million and $1.3 million, respectively, relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

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

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the second quarter of 2004, our top ten customers accounted for approximately 35% of our total revenues and for the years ended December 31, 2003, 2002 and 2001, our top 10 customers accounted for approximately 27%, 31% and 20%, respectively, of our total revenues. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

In addition, a number of our customers, particularly for our hosted services business and in the technology industry, have also suffered from falling revenue. Especially in the telecommunications industry, which, during the three months ended June 30, 2004, accounted for approximately 45% of the revenues from our top ten customers and for the fiscal years ended December 31, 2003, 2002 and 2001 accounted for approximately 53%, 44% and 55%, respectively, of the revenues from our top ten customers. The relative financial performance of our customers will continue to impact our sales cycles and our ability to attract new business. Worldwide technology spending has also decreased in recent quarters across all industries. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer could reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

Finally, the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, the Nasdaq Stock Market has adopted revisions to its requirements for listed companies. We are currently reviewing all of our accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to our relationships with our independent auditors, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and loan practices, and intend fully to comply with such laws. We expect these new rules and regulations to make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our various committees of the Board including, in particular, the audit committee. Given the significant turnover of the members of our board of directors and the fact that some members would not qualify as “independent” under the new SEC rules and the listing standards adopted by the Nasdaq Stock Market to which we are subject, it may be difficult for us to maintain sufficient independent directors to comply with these new rules and regulations. If we fail to comply, our common stock may be delisted from the Nasdaq National Market. Please see the discussion above titled “We may not be able to maintain our listing on the Nasdaq National Market, and if we fail to do so, the price and liquidity of our common stock may decline.”

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

We derived 54%, 62% and 66% of our revenues from international sales in 2002, 2003 and the six months ended June 30, 2004. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. In particular, in 2002 we purchased the remaining interests of our joint venture partners for our operations in Japan. We hope to expend revenues and plan to increase resources to grow our operations in the Asian market. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

The significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors may limit the ability of our other shareholders to influence significant corporate decisions which could delay or prevent a change of control or depress our stock price.

Following the conversion of the notes held by the General Atlantic Investors and the Cheung Kong Investors into Series E preferred stock and the amendment of the terms of our Series D preferred stock, the General Atlantic Investors beneficially own approximately 29.5% of our outstanding securities (which represents approximately 20.4% of the voting power) and the Cheung Kong Investors beneficially own approximately 25.5% of our outstanding securities (which represents approximately 26.8% of the voting power). In addition, the holders of our Series D preferred stock, which is controlled by the General Atlantic Investors, are entitled to elect one director and the Cheung Kong Investors will have the right to elect one director. As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, will have the ability, acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could delay or prevent a change in control or depress our stock price.

The significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors may result in potential conflicts of interests, which could adversely affect the holders of our common stock, delay a change in control and depress our stock price.

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

The use of our net operating losses could be limited if an ownership change occurred during the preceding three-year period.

The use of our net operating losses could be limited if an “ownership change” occurred during the preceding three-year period as a result of, for example, the issuance of Series E preferred stock upon conversion of the 10% notes, the amendment to the terms of the Series D preferred stock or the exercise of the subscription rights. In general, under applicable federal income tax rules, an “ownership change” is considered to have occurred if the percentage of the value of our stock owned by our “5% shareholders” increased by more than 50 percentage points over the lowest percentage of the value of our stock owned by such shareholders over the preceding three-year period.

Due to the fact that a full valuation allowance has been provided for the net deferred tax asset relating to our net operating losses, we have never analyzed whether events such as the issuance of Series E preferred stock upon conversion of the 10% notes, the amendment to the terms of the Series D preferred stock and/or the exercise of the subscription rights in the rights offering caused us to undergo an ownership change for federal income tax purposes. If such an ownership change were considered to have occurred, our use of our pre-change net operating losses would generally be limited annually to the product of the long-term tax-exempt rate as of the time the ownership change occurred and the value of our stock immediately before the ownership change. (The current long-term tax-exempt rate is 4.72%.) This could increase our federal income tax liability if we generate taxable income in the future. There can be no assurance that the Internal Revenue Service would not be able to successfully assert that we have undergone one or more ownership changes in the preceding three-year period.

Our stock price has demonstrated volatility and overall declines during recent quarters and continued volatility in the stock market may cause further fluctuations and/or decline in our stock price.

The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the second quarter of 2004, the closing sale prices of our common stock on the

Nasdaq National Market ranged from $1.32 on June 22, 2004 to $5.08 on April 5, 2004. Our stock price may further decline or fluctuate in response to any number of factors and events, such as announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

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

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On June 30, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following table presents the hypothetical changes in fair value in our outstanding convertible subordinated notes and senior convertible notes at June 30, 2004. The value of both instruments is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ( BPS ), 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the traded fair market value of the notes (in thousands):

	Valuation of Borrowing Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rate	Valuation of Borrowing Given an Interest Rate Increase of X Basis Points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
5 ¾% convertible subordinated notes	$35,094	$34,968	$34,842	$34,716	$34,590	$34,466	$34,342
10% senior convertible notes	$44,612	$43,994	$43,777	$43,561	$43,346	$43,133	$42,921

As of June 30, 2004, we had cash and cash equivalents of $23.6 million and no investments in marketable securities. Our long-term obligations consist of our $5.6 million five-year, 5  3/4% Convertible Subordinated Notes due April 2005 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty, however our exposure to foreign currency rate risk is primarily associated with fluctuations in the Euro. We realized a net gain on foreign exchange of $0.6 million during the second quarter of 2004. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

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

Beginning with the year ending December 31, 2004, Securities and Exchange Commission rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 require us to provide an annual report of management on internal control over financial reporting. This report must contain a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for our company, a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective and a statement that our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. In seeking to achieve compliance with Section 404 within the prescribed period, management has engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

As a result of this initiative, which we began in May 2004, we are in the process of documenting processes and controls and are evaluating the design effectiveness of our internal control over financial reporting. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. For example, in the coming months, we expect to focus on matters relating to segregation of duties, the level of manual control processes, the consistency of use of systems and policies and documentation of controls and procedures. If these deficiencies are not adequately addressed, or if we are unable to complete all our testing and remediation in time for full compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we could fail to receive an unqualified opinion on internal control over financial reporting from our independent registered public accounting firm, which could adversely affect our business, reputation and results of operations.

Additionally, the Public Company Accounting Oversight Board (PCAOB) recently adopted standards governing management’s required evaluation of its internal control over financial reporting and the independent auditors’ review of those controls and management’s evaluation. These standards may result in a number of companies, including us, identifying significant deficiencies or material weaknesses in their internal control, which, if left unremediated, could preclude the independent auditors from delivering an unqualified opinion on internal control under the PCAOB’s rules.

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

Action in the Superior Court of San Diego. On December 24, 2003, we were named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including ourselves, and various other unnamed defendants. The operative complaint alleges that we, as Peregrine’s customer, engaged in a series of fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine approximately one year later in August 2001. The complaint alleges causes of action for fraud and deceit, negligent misrepresentation, violations of California Corporations Code provisions regarding sales of securities by means of false statements or omissions, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. We believe the claims are without merit and intend to defend ourselves vigorously. Litigation in this matter is ongoing.

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

Other Contractual Obligations. We entered into other contractual obligations which total $9.8 million at June 30, 2004. These obligations are primarily associated with the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for our hosted operations. These obligations are expected to be completed over the next 4 years, including $1.2 million for the remainder of 2004.

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

(a) Sales of Unregistered Equity Securities.

In May 2004, in settlement of litigation with a landlord regarding office space in San Francisco, California, we issued a warrant to purchase up to 100,000 shares of common stock at $2.34 per share, the fair market value of our common stock on the date the settlement was reached and approved. The warrant was issued and the shares of common stock issuable upon exercise of the warrant will be issued based on an exemption from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

On July 9, 2004, following shareholder approval of the issuance of Series E preferred stock to holders of our 10% senior convertible notes and the exchange of a portion of our outstanding 5  3/4% convertible subordinated notes for Series E preferred stock, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated under that Act:

•	we issued approximately 30.5 million shares of Series E preferred stock upon conversion of all of the outstanding 10% senior convertible notes by the holders of the notes; and

•	we exchanged approximately $32.8 million principal amount of 5 3/4% convertible subordinated notes for approximately 21.9 million newly issued shares of Series E preferred stock.

On July 9, 2004, pursuant to a settlement agreement with MBCP PeerLogic LLC and other named plaintiffs in a lawsuit in the U.S. District Court for the Southern District of New York against us and certain of our former officers, we exchanged 83,543 shares of Series D preferred stock for 803,860 shares of Series E preferred stock. The plaintiffs’ claims against us were voluntarily dismissed with prejudice, and without costs or attorneys’ fees to any party. Our counterclaims against plaintiffs were also dismissed with prejudice, and without costs or attorneys’ fees to any party. We relied on Section 4(2) of the Securities Act and Regulation D promulgated under that Act to effect this exchange.

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

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
Apr. 1 – Apr. 30, 2004	250,000	$5.00	(1)	—	—
May 1 – May 31, 2004	—	—		—	—
June 1 – June 30, 2004	—	—		—	—
Total	250,000	$5.00	(1)	—	—

(1)	In connection with William E. McGlashan, Jr.’s termination as our Chief Executive Officer and continuation as our Chairman of the Board, we entered into a Separation Agreement with him that amends and restates provisions of his employment and change of control agreements. With respect to the promissory Note and stock pledge agreement in principal amount of $1.74 million that we entered into with Mr. McGlashan in May 2002 to fund his early exercise of options to purchase 250,000 shares of our common stock, we agreed to permit Mr. McGlashan to repay the loan by surrendering all of the shares of common stock acquired by early exercise.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Special Shareholder Meeting

Our board of directors called a special meeting of our shareholders for June 11, 2004, which was adjourned to July 2, 2004 for lack of a quorum. At the reconvened special meeting on July 2, 2004, at which a quorum was present, shareholders approved the following proposals:

(1)	the issuance of approximately 7.3 million shares of Series E preferred stock with a price per share of $1.50 to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G. (referred to below as the General Atlantic investors), which are issuable upon conversion of $11 million principal amount and interest of the convertible notes, and such additional shares of Series E preferred stock as they may purchase in connection with the proposed rights offering;

(2)	the issuance of approximately 21.9 million shares of Series E preferred stock with a price per share of $1.50 to a group of investors led by Cheung Kong Group and its Whampoa Limited affiliates including Campina Enterprises Limited, Cenwell Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited, which are issuable upon exchange of approximately $32.8 million principal amount of 5 3/4% convertible subordinated notes, and such additional shares of Series E preferred stock as they may purchase in connection with the proposed rights offering;

(3)	the issuance of approximately 10 million shares of Series E preferred stock with a price per share of $1.50 to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P., which are issuable upon conversion of approximately $15.0 million principal amount and interest of 10% convertible notes;

(4)	the issuance of approximately 12.3 million shares of Series E preferred stock with a price per share of $1.50 to entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital, which are issuable upon conversion of approximately $18.5 million principal amount and interest of 10% convertible notes;

(5)	the amendment of warrants to purchase 625,000 shares of common stock held by members of the General Atlantic investors that reduce the exercise price per share from $4.20 to $1.50;

(6)	an amendment to our current amended and restated articles of incorporation to increase the authorized number of shares of common stock from 125 million to 200 million and the authorized number of shares of preferred stock from 5 million to 75 million; and

(7)	an amended and restated certificate of determination of preferences of Series D preferred stock to, among other things, amend the Series D preferred stock liquidation preference upon a liquidation and change of control, to eliminate the participation feature, to reduce the conversion price from $4.20 to $1.50 and to reduce the amount of dividends to which the holders of Series D preferred stock are entitled.

The shareholder vote for each proposal listed above was as follows:

Proposal	For (1)	Against	Abstentions
Proposal 1	13,575,194	877,970	148,899
Proposal 2	13,516,140	927,026	158,897
Proposal 3	13,527,774	925,951	148,328
Proposal 4	13,504,016	935,833	162,214
Proposal 5	13,398,964	1,057,324	145,775
Proposal 6	13,475,464	969,681	156,918
Proposal 7	13,353,897	953,773	294,393

(1)	Each total includes 2,545,455 votes cast by the holders of outstanding Series D preferred shares.

There were no “broker non-votes” returned in respect of any of the proposals.

Item 5.	Other Information.

(a) Recent Events.

Rights Offering

Our board of directors declared a dividend of rights to purchase preferred stock to shareholders of record on April 30, 2004. Each record shareholder received 0.65 transferable subscription rights for each share of our common stock held on the record date. Each subscription right entitled the holder to purchase one share of our Series E preferred stock at the subscription price of $1.50 per share. Each share of Series E preferred stock is convertible into the number of shares of common stock obtained by dividing $1.50 plus the amount of dividends accreted to the Series E preferred stock from the date of issuance through the most recent semi-annual dividend accrual date by $1.50. In August 2004, our rights offering expired. We issued approximately 2.6 million shares of Series E preferred stock pursuant to the rights offering, representing approximately $4.0 million in gross proceeds, excluding fees and costs incurred by us in connection with the rights offering.

(b) Disclosure regarding Nominating Committee Functions and Communications between Security Holders and Boards of Directors.

No change.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

•	On April 29, 2004, the Company filed a Current Report on Form 8-K furnishing a press release announcing the preliminary unaudited financial results for its fiscal quarter ended March 31, 2004.

•	On June 1, 2004, the Company filed a Current Report on Form 8-K containing a press release announcing that Tom Tinsley, Michael J. Shannahan and Mark Ferrer, the Company’s chief executive officer, had been appointed to the Company’s board of directors.

•	On June 4, 2004, the Company filed a Current Report on Form 8-K announcing that it had entered into a dealer manager agreement with Perseus Advisors, LLC (“Perseus”) to solicit the exercise of the rights to purchase Series E Preferred Stock in connection with the Company’s previously announced rights offering of its Series E Preferred Stock. The Company also filed a copy of the Dealer Manager Agreement with Perseus and the press release regarding the execution of the Dealer Manager Agreement on June 3, 2004.

•	On June 15, 2004, the Company filed a Current Report on Form 8-K containing a press release announcing that on June 11, 2004, the Company’s special meeting of shareholders had been adjourned due to a lack of a quorum on the originally scheduled date of the meeting and that the Company had adjourned the meeting to July 2, 2004. In addition, the Company announced that owing to the adjournment of the special meeting of shareholders, the expiration time for the Company’s previously announced rights offering was extended until July 16, 2004.

•	On June 24, 2004, the Company filed a Current Report on Form 8-K announcing that the company had amended its Preferred Stock Rights Agreement dated as of March 19, 2001, as amended, between Critical Path and Computershare Trust Company, Inc., as rights agent. The Preferred Stock Rights Agreement was amended to exclude certain persons from the definition of “Acquiring Person” under the agreement.

•	On July 2, 2004, the Company filed a Current Report on Form 8-K announcing that the shareholders of the Company had approved all seven proposals by the requisite vote at the special meeting of shareholders.

•	On July 9, 2004, the Company filed a Current Report on Form 8-K containing a press release dated July 8, 2004 announcing that its transferable subscription rights to purchase Series E Preferred Stock in the previously announced rights offering would be quoted on the OTC Bulletin Board.

•	On July 19, 2004, the Company filed a Current Report on Form 8-K containing a press release dated July 16, 2004 announcing that its previously announced rights offering to purchase Series E Preferred Stock, which had been scheduled to expire on July 16, 2004, had been extended to August 2, 2004.

•	On July 28, 2004, the Company filed a Current Report on Form 8-K furnishing a press release announcing the preliminary unaudited financial results for its fiscal quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL PATH, INC.

By:	/s/ JAMES A. CLARK
James A. Clark
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: August 9, 2004

INDEX TO EXHIBITS

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