Form 10-Q
period 2004-09-30
CRITICAL PATH INC
filed 2004-11-09
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004, the Company had outstanding 22,560,603 shares of common stock, $0.001 par value per share (including 46,989 shares of Class A Non-Voting preference shares of our Nova Scotia subsidiary Critical Path Messaging Co. which can be exchanged at any time for our common stock upon the election of the holder).

CRITICAL PATH, INC.

(i)

PART I

Item 1. Condensed Consolidated Financial Statements

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2004
	(In thousands, except share and per share amounts; unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,984	$20,152
Accounts receivable, net	16,880	15,730
Prepaid and other current assets	4,664	5,919

Total current assets	40,528	41,801
Property and equipment, net	14,821	10,085
Goodwill	6,613	6,613
Restricted cash	—	2,702
Other assets	5,763	3,599

Total assets	$67,725	$64,800

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,022	$4,877
Accrued liabilities	20,755	22,676
Deferred revenue	8,856	9,925
Line of credit facility	2,298	—
Capital lease and other obligations, current	1,721	1,310
Convertible notes payable, current	—	5,565

Total current liabilities	38,652	44,353
Deferred revenue	1,343	1,249
Convertible notes payable	48,376	—
Embedded derivative liability	24,890	2,092
Capital lease and other obligations, long-term	1,295	64

Total liabilities	114,556	47,758

Commitments and contingencies (Note 10)
Mandatorily redeemable preferred stock, par value $0.001
	30,411	118,621

Shareholders’ deficit
Common stock and paid-in-capital, par value $0.001
Shares authorized: 200,000,000
Shares issued and outstanding: 21,078 and 22,561	2,154,295	2,177,914
Common stock warrants	5,947	5,947
Notes receivable from shareholders	(870)	—
Unearned compensation	—	(1,352)
Accumulated deficit	(2,238,728)	(2,283,947)
Accumulated other comprehensive income (loss)	2,114	(141)

Total shareholders’ deficit	(77,242)	(101,579)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$67,725	$64,800

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(In thousands, except per share amounts; unaudited)
Net revenues
Software license	$4,264	$4,744	$14,903	$14,403
Hosted messaging	4,583	4,621	14,825	12,675
Professional services	2,574	3,092	8,949	8,687
Maintenance and support	4,744	5,038	13,658	15,825

Total net revenues	16,165	17,495	52,335	51,590

Cost of net revenues
Software license	541	1,322	3,060	3,941
Hosted messaging	6,196	5,995	19,562	18,946
Professional services	2,734	2,667	9,094	8,796
Maintenance and support	1,263	1,422	4,579	4,193
Stock-based expense — Hosted messaging	—	—	8	5
Stock-based expense — Professional services	—	—	3	—
Stock-based expense — Maintenance and support	—	—	6	—
Restructuring and other expenses	—	—	—	175

Total cost of net revenues	10,734	11,406	36,312	36,056

Gross profit	5,431	6,089	16,023	15,534

Operating expenses
Sales and marketing	7,150	5,242	24,390	18,216
Research and development	4,608	5,260	14,044	16,383
General and administrative	3,228	2,854	9,774	9,746
Stock-based expense — Sales and marketing	—	—	18	45
Stock-based expense — Research and development	—	—	15	18
Stock-based expense — General and administrative	—	308	9	1,498
Restructuring and other expenses	953	2,590	5,034	4,799

Total operating expenses	15,939	16,254	53,284	50,705

Loss from operations	(10,508)	(10,165)	(37,261)	(35,171)
Other income (expense), net	(4,049)	(2,781)	(7,151)	7,448
Interest income	105	125	306	297
Interest expense	(852)	(467)	(2,404)	(4,112)
Loss on extinguishment of debt	—	(12,783)	—	(12,783)
Gain on investments, net	—	—	349	—

Loss before income taxes	(15,304)	(26,071)	(46,161)	(44,321)
Provision for income taxes	(273)	(88)	(754)	(900)

Net loss	(15,577)	(26,159)	(46,915)	(45,221)
Accretion on mandatorily redeemable preferred stock	(3,025)	(4,193)	(9,529)	(10,689)

Net loss attributable to common shareholders	$(18,602)	$(30,352)	$(56,444)	$(55,910)

Net loss per share attributable to common shareholders — basic and diluted	$(0.92)	$(1.43)	$(2.84)	$(2.65)

Weighted average shares — basic and diluted	20,126	21,171	19,889	21,075

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2003	2004
	(in thousands; unaudited)
Cash flow from operating activities:
Net loss	$(46,915)	$(45,221)
Recovery of doubtful accounts	(136)	(87)
Depreciation and amortization	13,045	7,306
Stock-based costs and expenses	59	1,566
Change in fair value of preferred stock instrument	11,480	(5,297)
Amortization of non-cash interest expense	—	100
Gain on sale of investments, net	(349)	—
Gain on release of funds held in escrow	(3,750)	—
Gain on fixed asset disposals	—	(19)
Forgiveness of notes receivable	—	171
Restructuring charges — non-cash	530	2,166
Loss on extinguishment of debt	—	12,783
Change in operating assets/liabilities
Accounts receivable	8,055	(1,191)
Other assets	(1,466)	(1,548)
Accounts payable	(5,297)	(39)
Accrued liabilities	(1,336)	2,235
Deferred revenue	(3,134)	1,139

Net cash used in operating activities	(29,214)	(25,936)

Cash flow from investing activities:
Notes receivable from officers	132	240
Property and equipment purchases	(10,549)	(2,448)
Proceeds from sale of investments	2,173	—
Proceeds from release of funds held in escrow	3,750	—
Proceeds from sale of marketable securities	9,573	—
Restricted cash	2,729	(2,702)

Net cash provided by (used in) investing activities	7,808	(4,910)

Cash flow from financing activities:
Proceeds from issuance of convertible notes, net	—	30,165
Proceeds from rights offering	—	3,965
Proceeds from issuance of common stock, net	985	1,010
Proceeds from (payments on) line of credit facility	4,900	(2,299)
Principal payments on note and lease obligations	(644)	(721)

Net cash provided by financing activities	5,241	32,120

Net change in cash and cash equivalents	(16,165)	1,273
Effect of exchange rates on cash and cash equivalents	914	(106)
Cash and cash equivalents at beginning of period	33,498	18,984

Cash and cash equivalents at end of period	$18,247	$20,152

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

				Shareholders' deficit
	Mandatorily redeemable preferred stock			Common stock and additional paid in capital	Common stock warrants	Notes receivable from shareholders	Unearned compensation	Accumulated deficit and other comprehensive income (loss)	Total
	Series D	Amended Series D	Series E
	(in thousands; unaudited)
Balance at December 31, 2003	$30,411	$—	$—	$2,154,295	$5,947	$(870)	$—	$(2,236,614)	$(77,242)
Conversion of Series D preferred stock to Amended Series D and Series E preferred stock	(37,276)	56,356	1,244	(2,490)	—	—	—	—	(2,490)
Accretion of dividend on mandatorily redeemable preferred stock	2,948	891	1,068	(4,907)	—	—	—	—	(4,907)
Accretion to redemption value of mandatorily redeemable preferred stock	3,917	667	971	(5,555)	—	—	—	—	(5,555)
Issuance of Series E preferred stock upon conversion of notes payable and accrued interest, net of issuance costs of $4,616	—	—	57,424	28,798	—	—	—	—	28,798
Common stock issued under Employee Stock Purchase Plan	—	—	—	230	—	—	—	—	230
Exercise of stock options and warrants	—	—	—	780	—	—	—	—	780
Proceeds from issuance of Series E preferred stock rights offering	—	—	—	3,965	—	—	—	—	3,965
Issuance of restricted stock	—	—	—	1,929	—	—	—	—	1,929
Issuance of warrants to purchase common stock	—	—	—	344	—	—	—	—	344
Stock-based compensation related to stock options	—	—	—	66	—	—	—	—	66
Lapse of early exercise repurchase rights	—	—	—	459	—	—	—	—	459
Reclassification of vested portion of shareholder notes	—	—	—	—	—	(145)	—	—	(145)
Forgiveness of shareholder note	—	—	—	—	—	1,015	—	—	1,015
Unearned compensation related to grants of restricted stock	—	—	—	—	—	—	(1,622)	—	(1,622)
Amortization of unearned compensation	—	—	—	—	—	—	270	—	270
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,253)	(2,253)
Net loss	—	—	—	—	—	—	—	(45,221)	(45,221)

Balance at September 30, 2004	$—	$57,914	$60,707	$2,177,914	$5,947	$—	$(1,352)	$(2,284,088)	$(100,641)

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

Liquidity and Capital Resources

The Company has operated at a loss since inception and most recently, for the three month periods ended March 31, 2004, June 30, 2004, and September 30, 2004, the Company’s operating activities have used cash of $9.3 million, $12.8 million, and $3.8 million, respectively. With the Company’s history of operating losses and use of cash to support its operating activities, its primary sources of capital have come from both debt and equity financings that the Company has completed over the past several years. The Company’s principal sources of liquidity include its cash and cash equivalents and a line of credit facility with Silicon Valley Bank (the Bank). As of September 30, 2004, the Company had cash and cash equivalents totaling $20.2 million, of which $10.1 million was located in accounts outside the United States and which is not generally available for the Company’s domestic operations. Accordingly, the Company’s readily available cash resources in the United States as of September 30, 2004 were $10.1 million. Additionally, the Company is undertaking efforts to reduce its cost of revenues, operating expenses and its use of cash. The Company currently believes that it will be able to reduce the amount of cash used by its operating activities based upon its continuing restructuring activities and cost reduction efforts but that, in the short-term, the Company will need to find additional sources of capital through additional debt or equity financings or both to support its current operating activities beyond the first quarter of 2005 and repay the $5.6 million in principal amount of outstanding 5 3/4% Convertible Subordinated Notes when they become due on April 1, 2005, although the Company’s ability to incur additional indebtedness is subject to certain limitations.

In December 2003, based on the level of the Company’s cash available for domestic operations and the rate of cash usage per quarter, the Company determined that it would not have sufficient cash resources available to continue beyond the first quarter of 2004 without raising additional funds through financing activities. Based on the Company’s subsequent financing activities, the Company determined that it had sufficient cash to continue operations through the first quarter of 2005. The Company continues to believe that it has sufficient cash to continue operations through the first quarter of 2005. However, because the Company’s rights offering raised less than anticipated, and because the Company has been unable to sufficiently further reduce expenses, secure additional financing or increase revenues, the Company cannot be certain that it will be able to continue its current operations beyond the first quarter of 2005 and repay the $5.6 million in principal amount of outstanding 5 3/4% Convertible Subordinated Notes when they become due on April 1, 2005.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The shares underlying warrants or options, which are unvested, are remeasured at each reporting date until a measurement date occurs, at which time the fair value of the warrant is fixed. The related charge is amortized over the estimated term of the relationship. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases are recognized immediately if the fair value of the shares underlying the milestone has been previously recognized or over the remaining term, if not.

Pursuant to the requirements of SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, pro forma information regarding net loss and net loss per share is required to be presented as if the Company had accounted for employee stock option grants and activities under the Company’s Employee Stock Purchase Plan using the fair value method of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost been recognized based on the fair value at the date of grant for options granted and activities under the Company’s Employee Stock Purchase Plan, the pro forma amounts of the Company’s net loss and net loss per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(in thousands; except per share amounts)
Net loss attributable to common shares — as reported	$(18,602)	$(30,352)	$(56,444)	$(55,910)
Add:
Stock-based employee compensation expense included in reported net loss attributable to common shares, net of related tax effects	—	308	59	1,566
Deduct:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(4,366)	(1,188)	(9,505)	(6,670)

Net loss attributable to common shareholders — pro forma	$(22,968)	$(31,232)	$(65,890)	$(61,014)

Basic and diluted net loss per share attributable to common shareholders — as reported	$(0.92)	$(1.43)	$(2.84)	$(2.65)

Basic and diluted net loss per share attributable to common shareholders — pro forma	$(1.14)	$(1.48)	$(3.31)	$(2.90)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, as prescribed by SFAS No. 123, using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Risk free interest rate	1.7%	3.1%	1.7 -3.0%	2.4 - 3.5%
Expected lives (in years)	4.0	4.0	4.0	4.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	141.1%	135.4%	97.8 - 141.1%	119.6 -138.5%

The Company calculated the fair value of the activity under the Employee Stock Purchase Plan using the Black-Scholes option pricing model, as prescribed by FAS 123, using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Risk free rate	1.6 - 2.6%	2.6%	1.6 - 2.6%	2.3 - 2.6%
Total term (yrs)	1.5	1.3	1.0	1.2
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	132.9 - 139.8%	132.9%	97.8 - 139.8%	132.9 - 139.8%

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”), to create a model that uses more detailed criteria to evaluate whether to record a loss, and includes additional disclosure information about unrealized losses. The consensus also expands the scope of EITF 03-1 to investments in equity securities that are both outside the scope of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and not accounted for by the equity method. In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF 03-01 as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

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

Note 2 — Restructuring Activities

In May 2002, the Board of Directors approved a restructuring plan to reduce the Company’s expense levels consistent with the business climate at that time. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $0.3 million in facilities lease termination costs. The balance of the accrual at September 30, 2004 was approximately $0.2 million and is expected to be utilized by the end of 2004.

In January 2003, the Company announced a restructuring initiative designed to further reduce its expense levels in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan included the consolidation of certain office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction was partially offset by outsourcing approximately 75 positions to lower cost service providers. The Company incurred aggregate charges of approximately $8.0 million resulting from the cost reduction plan, inclusive of $7.0 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $0.7 million in severance and related costs and $1.0 million in facilities lease termination costs. During the first quarter of 2004, this initiative was completed and at September 30, 2004, there was no remaining balance accrued.

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

In August 2004, the Company expanded its restructuring activities in an effort to reduce both short-term and long-term cash requirements. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the elimination of approximately 20% of employee positions and reduced use of third party contractors. This effort began in August 2004 and is expected to continue into the first quarter of 2005. As a result, the Company expects to record additional restructuring charges during the three months ending December 31, 2004. During the three months ended September 30, 2004, the Company recorded restructuring charges related to these activities totaling $2.6 million consisting primarily of $2.1 million for employee severance costs and $0.5 million of costs related to the closure or consolidation of certain facilities and operations.

During the three months ended September 30, 2004, the Company made cash payments totaling approximately $1.0 million and had non-cash charges of approximately $0.2 million. At September 30, 2004, the Company had a remaining balance in its restructuring accrual totaling $2.1 million. Detail of the Company’s remaining liabilities related to its restructuring activities is as follows:

	Workforce reductions	Facility and operations consolidation and other charges	Total
	(in thousands)
Beginning accrual balance at December 31, 2003	$249	$521	$770
Restructure charge	3,869	1,105	4,974
Cash payments	(2,927)	(401)	(3,328)
Non-cash credits	—	(353)	(353)

Ending balance at September 30, 2004	$1,191	$872	$2,063

Note 3 — Goodwill

At September 30, 2004, the Company had $6.6 million of goodwill. In accordance with SFAS No. 142, the Company ceased amortizing its goodwill in January 2002.

Note 4 — Convertible Notes

5 3/4% Convertible Subordinated Notes

During the three month periods ended September 30, 2003 and 2004, the Company recognized $0.6 million and $0.1 million, respectively, of interest expense related to the 5 3/4% Convertible Subordinated Notes (the Subordinated Notes) due in April 2005. During the nine month periods ended September 30, 2003 and 2004, the Company recognized interest expense related to these notes of $1.6 million and $1.3 million, respectively.

In November 2003, the Company executed an agreement to exchange approximately $32.8 million in face value of the Subordinated Notes, held by a group of investors led by the Cheung Kong Group and its Whampoa Limited affiliates including Campina Enterprises Limited, Cenwell Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (referred to collectively as the Cheung Kong Investors), for approximately 21.9 million shares of Series E Preferred stock. At a special meeting in July 2004, the Company received shareholder approval for this transaction. As a result of the conversion, a non-cash charge of $12.8 million equal to the fair value of the Series E Preferred stock less the carrying value of the related Subordinated Notes, net of unamortized issuance costs, was recorded as of the date of the exchange as loss on extinguishment of debt in the statement of operations.

At September 30, 2004, the total balance of the Subordinated Notes outstanding was $5.6 million and the Company had interest payable of $0.2 million. The Subordinated Notes are carried at cost and had an approximate fair value of $4.3 million at September 30, 2004.

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

10% Senior Convertible Notes (the Senior Notes)

In November 2003, the Company issued in a private placement $10.0 million of the Senior Notes to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G. (referred to collectively as the General Atlantic Investors). In January 2004, the Company issued $15.0 million in principal amount of the Senior Notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P (collectively, the January 2004 Investors). In March 2004, the Company issued $18.5 million in principal amount of the Senior Notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital (collectively, the March 2004 Investors). At a special meeting in July 2004, the Company received approval from its shareholders to convert the Senior Notes plus all accrued and unpaid interest, into Series E convertible preferred stock at $1.50 per share. The following table provides the number of shares of Series E convertible preferred stock issued upon conversion:

	Senior notes			Converted into shares of Series E preferred stock
	Principal	Accrued interest	Total
	(in thousands)
General Atlantic Investors	$10,000	$628	$10,628	7,333
January 2004 Investors	15,000	729	15,729	10,483
March 2004 Investors	18,500	627	19,127	12,748

	$43,500	$1,984	$45,484	30,564

Note 5 — Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(in thousands)
Net loss attributable to common shares	$(18,602)	$(30,352)	$(56,444)	$(55,910)
Unrealized investment losses	—	—	1,468	—
Foreign currency translation adjustments	283	(989)	1,123	(2,255)

Total comprehensive loss	$(18,319)	$(31,341)	$(53,853)	$(58,165)

There were no tax effects allocated to any components of comprehensive loss during the three and nine months ended September 30, 2003 or 2004.

Note 6 — Net Loss per Share Attributed to Common Shareholders

Net loss per common share is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(in thousands; except per share amounts)
Net loss attributable to common shareholders	$(18,602)	$(30,352)	$(56,444)	$(55,910)

Weighted average shares outstanding	20,212	21,171	19,975	21,298
Weighted average shares subject to repurchase agreements	—	—	—	(223)
Weighted average shares held in escrow related to acquisitions	(86)	—	(86)	—

Shares used in the computation of basic and diluted net loss attributable to common shareholders per common share	20,126	21,171	19,889	21,075

Net loss attributable to common shareholders per common share	$(0.92)	$(1.43)	$(2.84)	$(2.65)

As of September 30, 2003 and 2004, there were 29.9 million and 16.6 million, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

Note 7 — Credit Facility

In September 2002, the Company entered into a $15.0 million one-year line of credit with Silicon Valley Bank (the Bank), to be utilized for working capital and general corporate operations. The credit facility was amended in March 2003 and again in July 2003, as a result of non-compliance with the financial covenants of the credit facility. The Company regained compliance with the covenants in the credit facility upon execution of the line of credit agreement in July 2003 and extended the maturity of the credit facility to January 2004. In December 2003, the Company was not in compliance with a certain financial covenant which was subsequently waived by the Bank.

In January 2004, the Company executed an amendment with the Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 2004. In March 2004 the credit facility was amended to increase the size of the borrowing availability under the credit facility to a maximum of $6.0 million and extend the maturity date to June 2005. In April 2004 the credit facility was amended as a result of non-compliance with certain financial covenants. The April 2004 amendment added a covenant that the receipt of a going concern qualification in an audit report during the period commencing April 15, 2004 through the credit facility’s maturity date constitutes an event of default under the facility.

During the three months ended June 30, 2004, the Company was not in compliance with a certain financial covenant relating to the minimum Americas revenue for the months ended April 30, May 31 or June 30, 2004. As a result, in August 2004 the credit facility was amended and the Company entered into a pledge and security agreement with the Bank pursuant to which the Company was required to cash collateralize letters of credit previously held under the credit facility, totaling approximately $2.7 million, during the third quarter of 2004. This cash is considered restricted as reported on the balance sheet as of September 30, 2004 and, as such, is unavailable for operating activities. Furthermore, while the Company still maintains this credit facility with the Bank, the August 2004 amendment terminates the Bank’s commitment to make loans under the credit facility, does not permit any further borrowing by the Company and removes all covenants.

The maturity date of the credit facility is June 30, 2005.

In connection with the March 2004 amendment, the Company agreed to issue warrants to purchase up to 100,000 shares of its common stock to the Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date in March 2011. The warrants were valued using the Black-Scholes option pricing model, assuming volatility of 146%, a risk-free interest rate of 3% and a seven-year term. In connection with the issuance of this warrant, the Company recorded a charge of $0.2 million to interest expense during the first quarter of 2004.

Note 8 — Mandatorily Redeemable Preferred stock

Series D Preferred Stock

In July 2004, at the Company’s special meeting, shareholders approved a proposal to amend and restate the certificate of determination of preferences of Series D preferred stock (the Amended Series D) to, among other things, amend the Series D preferred stock liquidation preference upon a liquidation and change of control, eliminate the participation feature, reduce the conversion price from $4.20 to $1.50 and reduce the amount of dividends to which the holders of Series D preferred stock are entitled. The following table sets forth the carrying value of the Series D preferred stock at December 31, 2003, prior to the amended and restated certificate of determination, and the Amended Series D at September 30, 2004:

	December 31, 2003	September 30, 2004
	(in thousands)
Series D preferred stock — prior to approved and restated certificate of determination	$58,755	$—
Series D preferred stock — Amended Series D	—	56,356
Less issuance costs	(3,075)	—

Series D preferred stock, net of issuance costs	55,680	56,356
Less amounts allocated to:
Common stock warrants	(5,250)	—
Beneficial conversion feature	(41,475)	—
Add liquidation preference	19,640	—
Reclass embedded derivative instrument	(24,890)	—
Add amortization and accretion	26,706	1,558

Carrying value of Series D preferred stock	$30,411	$57,914

The Series D preferred stock and the Amended Series D preferred stock contain an embedded derivative instrument which is recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. At December 31, 2003, the embedded derivative instrument was recorded in the carrying value of the Series D preferred stock, in accordance with the authoritative guidance at such time but has been reclassed in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). At December 31, 2003 the estimated fair value of the liquidation preference was $24.9 million and at September 30, 2004, the estimated fair value of the liquidation preference in the Amended Series D preferred stock was $2.1 million.

Series E Preferred Stock

During the three months ended September 30, 2004, the Company issued a total of approximately 55.9 million shares of Series E preferred stock. In July 2004, the Company issued approximately 30.6 million shares of Series E preferred stock to convert $45.5 million of the Senior Notes plus accrued interest, issued 21.9 million shares of Series E preferred stock to convert $32.8 million of the Subordinated Notes and issued approximately 0.8 million shares of Series E preferred stock to convert certain holders of Series D preferred stock into Series E preferred stock. In August 2004, the Company issued approximately 2.6 million shares of Series E preferred stock in connection with its rights offering from which the Company received gross proceeds of approximately $4.0 million.

The Series E preferred stock ranks senior to all preferred and common stock of the Company in priority of dividends, rights of redemption and payment upon liquidation. The principal terms of the Series E preferred stock include an automatic redemption on July 9, 2008, cumulative dividends at a rate of 5 3/4% per year, dividends are not paid in cash but are added to the value of the Series E preferred stock on June 30 and December 31 each year, and conversion into shares of common stock calculated based on the quotient of the Series E accreted value divided by the Series E conversion price, $1.50.

At issuance, the total amount of costs associated with converting the Company’s debt into Series E preferred stock and costs associated with the rights offering, totaling approximately $4.6 million, will accrete over the term of the Series E preferred stock. Additionally, the conversion of the $45.5 million Senior Notes into the Series E preferred stock was deemed to have a beneficial conversion feature totaling approximately $16.3 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series E preferred stock and will accrete over the term of the Series E preferred stock.

The carrying value of the Series E preferred stock at September 30, 2004 is as follows:

Series E preferred stock	$79,621
Less: Issuance costs	(4,616)

Series E preferred stock, net of issuance costs	75,005
Less amounts allocated to:
Beneficial conversion feature	(16,337)
Add amortization and accretion	2,039

Carrying value of Series E preferred stock at September 30, 2004	$60,707

Accretion on mandatorily redeemable preferred stock

The following table sets forth the accrued dividends and accretion of the redemption value on the madatorily redeemable preferred stock for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(in thousands)
Accrued dividends	$1,512	$2,094	$3,695	$4,673
Accretion of the redemption value	1,513	2,099	5,834	6,016

	$3,025	$4,193	$9,529	$10,689

Note 9 — Restricted Stock

In March 2004 and August 2004, the Company issued 707,368 and 680,823 shares of restricted common stock, respectively, to Mark Ferrer, the Company’s new chief executive officer, in connection with Mr. Ferrer’s employment agreement. As a result of the issuance of these shares of restricted stock during the first and third quarters of 2004, the Company recorded unearned compensation of $1.5 million and $0.4 million, respectively, which will be charged to operating expense over the four year vesting term of the restricted stock grant. During the three and nine months ended September 30, 2004, the Company recorded stock-based compensation expense of $0.3 million and $0.5 million, respectively, associated with the vesting of these shares.

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

Note 10 — Commitments and Contingencies

From time to time, the Company has been subject to litigation including the pending litigation described below. The Company’s current estimated range of liability related to some of the pending litigation below is based on claims for which management can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on the business, results of operations, financial condition and cash flow. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, the Company is not a party to any other material legal proceedings.

Action in the Superior Court of San Diego. On December 24, 2003, the Company was named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including the Company, and various other unnamed defendants. The operative complaint alleges that the Company, as Peregrine’s customer, engaged in a fraudulent transaction with Peregrine that was not accounted for by Peregrine in conformity with generally accepted accounting principles (GAAP) and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine approximately one year later in August 2001. The operative complaint alleges causes of action against Critical Path for fraud and deceit, violations of California Corporations Code provisions regarding aiding and abetting securities fraud, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. The Company believes the claims are without merit and intends to defend itself vigorously. Litigation in this matter is ongoing. The Company has not recorded a liability against this claim as of September 30, 2004.

Securities Class Action in Southern District of New York. Beginning on July 18, 2001, a number of securities class action complaints were filed against the Company, and certain of its former officers and directors and underwriters connected with the Company’s initial public offering of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased the Company’s common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. The Company has reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by the Company and no admission of liability. However, it is subject to approval by the Court. The Company has not recorded a liability against this claim as of September 30, 2004.

United States Securities and Exchange Commission Investigation. In 2001, the United States Securities and Exchange Commission (the SEC) investigated the Company and certain of its former officers, employees and directors with respect to non-specified accounting matters, financial reports, other public disclosures and trading activity in the Company’s securities. The SEC concluded its investigation of the Company in January 2002 with no imposition of fines or penalties and, without admitting or denying liability, the Company consented to a cease and desist order and an administrative order as to violation of certain non-fraud provisions of the federal securities laws. The investigation has also thus far resulted in charges being filed against five former officers and employees. The Company believes that the investigation of its former officers and employees may continue. While the Company continues to fully cooperate with any requests with respect to such investigation, it does not know the status of such investigation. The Company has not recorded a liability against this claim as of September 30, 2004.

On August 9, 2004, the Company received a demand letter from the Cable & Wireless Liquidating Trust, or the Trust, notifying the Company of the Trust’s claim that Cable & Wireless, USA, Inc. made a preferential payment to the Company of approximately $1.1 million within the 90-day preference period before Cable & Wireless filed for bankruptcy. The Company does not believe that it received any preferential payments from Cable & Wireless and communicated its position to the Trust in a letter dated September 3, 2004. To the Company’s knowledge, no formal proceedings have been commenced based on this dispute. However, the Company intends to defend itself vigorously if the Trust pursues this claim. The Company has not recorded a liability against this claim as of September 30, 2004.

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

Other Contractual Obligations. The Company’s other contractual obligations total approximately $10.5 million at September 30, 2004. These obligations are primarily associated with the maintenance of hardware and software products being utilized within engineering, hosted messaging operations and the management of data center operations and network infrastructure storage for the Company’s hosted messaging operations. These obligations are expected to be completed over the next 4 years, including $2.4 million for the remainder of 2004. Included in the contractual cash obligations of $10.5 million at September 30, 2004 and the $7.7 million for the remainder of 2004 is approximately $5.4 million which will be eliminated at the conclusion of a mutual disengagement process in which we are involved with a certain vendor and the execution of a termination agreement.

In September 2004, we received a courtesy notice (the Notice) from the landlord of our headquarters facility in San Francisco, California notifying us that the landlord had found a new tenant for our offices located at 350 The Embarcadero per the landlords substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path, Inc. (the Amendment). Per the schedule provided in the Notice, we believe we will receive formal notification on December 1, 2004 that we are to vacate our facilities at 350 The Embarcadero and move into new office space provided for us at 2 Harrison Street, Suite #200 no later than April 1, 2005. In connection with the landlord’s substitution right and our relocation, we will be required to make certain lease termination payments totaling approximately $1.3 million, which will be recorded as a restructure charge in the period in which we receive formal notification, as per the Amendment. We believe we will make this payment in April 2005.

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

In addition, the Company is engaged in certain legal and administrative proceedings incidental to our normal business activities and believes that these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Overview

Critical Path, Inc. was incorporated in California on February 1997. Critical Path, along with its subsidiaries (which we collectively refer to as the Company), provides digital communications software and services that enable enterprises, government agencies, wireless carriers, and service providers to rapidly deploy scalable solutions for messaging and identity management. Built upon an open, extensible software platform, these solutions help organizations expand the range of digital communications services they provide, while helping to reduce overall costs. Critical Path’s messaging solutions — which are available both as licensed software or hosted services — provide integrated access to a broad range of communication and collaboration applications from wireless devices, Web browsers, desktop clients, and voice systems. This provides new revenue opportunities for carriers and service providers and helps enable them to attract new subscribers, drive more usage, and retain subscribers longer. For enterprises and governments, Critical Path’s solutions help to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable easier compliance with new regulatory mandates, and reduce the cost and effort of deploying modern messaging services to distributed organizations, mobile users, deskless workers, suppliers and customers.

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

Restructuring Initiatives

We have operated at a loss since our inception and as of September 30, 2004, we had an accumulated deficit of approximately $2.3 billion, inclusive of a $1.3 billion charge for impairment of long-lived assets recorded in fiscal year 2000. We have undertaken numerous restructuring initiatives in an effort to align our operating structure not only to the business and economic environments through which we have operated but also in response to our changing business in an effort to generate net income. For example:

•	During 2001, we evaluated our various products, services, facilities and the business plan under which we were operating. In connection with this review, we implemented and substantially completed a strategic restructuring plan that involved reorganizing and refocusing Critical Path’s product and service offerings, a reduction in workforce and a facilities and operations consolidation. By the end of 2001, we had divested all of the products and services deemed to be non-core to our continued operations, reduced headcount by 44%, reduced the number of facilities by 65% and implemented other cost cutting measures, resulting in a significant reduction in overall operating expenses.

•	During 2002, we restructured to reduce our expense levels to be consistent with the then current business climate and eliminated 39 positions and terminated additional leases.

•	In January 2003, we announced a restructuring initiative designed to further reduce our expense levels in an effort to achieve operating profitability assuming no or moderate revenue growth. The plan included the consolidation of some office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction was partially offset by outsourcing approximately 75 positions to lower cost service providers.

•	In November 2003, we announced a restructuring of certain of our facility lease obligations in an effort to reduce our long-term cash obligations. In addition, we identified an additional 16 positions, primarily held by management-level employees, which were to be eliminated.

•	In August 2004, we expanded our restructuring activities in an effort to reduce both short-term and long-term cash requirements. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the elimination of approximately 20% of employee positions and reduced use of third party contractors. This effort began in August 2004 and is expected to continue into the first quarter of 2005. As a result, we expect to record additional restructuring charges during the three months ending December 31, 2004. During the three months ended September 30, 2004, we recorded restructuring charges related to these activities totaling $2.6 million consisting primarily of $2.1 million for employee severance costs and $0.5 million of costs related to the closure or consolidation of certain facilities and operations. In September 2004, we received a courtesy notice (the Notice) from the landlord of our headquarters facility in San Francisco, California notifying us that the landlord had found a new tenant for our offices located at 350 The Embarcadero per the landlords substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path, Inc. (the Amendment). Per the schedule provided in the Notice, we believe we will receive formal notification on December 1, 2004 that we are to vacate our facilities at 350 The Embarcadero and move into new office space provided for us at 2 Harrison Street, Suite #200 no later than April 1, 2005. In connection with the landlord’s substitution right and our relocation, we will be required to make certain lease termination payments totaling approximately $1.3 million, which will be recorded as a restructuring charge in the period in which we receive formal notification, as per the Amendment. We believe we will make this payment in April 2005.

In addition to these formal restructuring initiatives, we have sought to aggressively manage our cost structure, identifying incremental savings where possible. We intend to continue to aggressively manage our expenses while maintaining strong service levels to our customers.

Management continues to focus on capital financing initiatives in order to maintain our current and planned operations. Our history of losses from operations and cash flow deficits, in combination with our cash balances, raise concerns about our short-term ability to fund operations. Consequently, in the fourth quarter of 2003 and first quarter of 2004 we secured additional funds through several rounds of financing that involved the sale of senior secured notes and in the third quarter of 2004 completed a rights offering. We currently believe that we will be able to reduce the amount of cash used by our operating activities based upon our continuing restructuring activities and cost reduction efforts but that, in the short-term, we will be required to find additional sources of capital through additional debt or equity financings, or both, to support our current operating activities beyond the first quarter of 2005 and to repay the $5.6 million in principal amount of outstanding 5 3/4% Convertible Subordinated Notes when they become due on April 1, 2005. If we are unable to raise sufficient funds, we will have to undertake various restructuring alternatives, including reducing our operations, liquidating assets and/or seeking the protection of applicable bankruptcy laws. Our ability to incur additional indebtedness is subject to certain limitations as discussed in the section below titled “Ability to incur additional indebtedness.”

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates as disclosed in our annual report on Form 10-K/A for the year ended December 31, 2003.

Liquidity and Capital Resources

We have operated at a loss since our inception and most recently, for the three month periods ended September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, and September 30, 2004, our operating activities have used cash of $4.3 million, $5.7 million, $9.3 million, $12.8 million, and $3.9 million, respectively. With our history of operating losses and cash used to support our operating activities, our primary sources of capital have come from both debt and equity financings that we have completed over the past several years. Our principal sources of liquidity include our cash and cash equivalents. As of September 30, 2004, we had cash and cash equivalents totaling $20.2 million, of which $10.1 million was located in accounts outside the United States and which is not generally available for our domestic operations. Accordingly, our readily available cash resources in the United States as of September 30, 2004 were $10.1 million. In August 2004, we completed our rights offering which provided additional gross proceeds of $4.0 million of cash to support our domestic operations. Additionally, we are undertaking efforts to reduce our operating expenses and cost of revenues in an effort to reduce our use of cash. We currently believe that we will be able to reduce the amount of cash used by our operating activities based upon our continuing restructuring activities and cost reduction efforts but that, in the short-term, we will be required to find additional sources of capital through additional debt or equity financings, or both, to support our current operating activities beyond the first quarter of 2005 and to repay the $5.6 million in principal amount of outstanding 5 3/4% Convertible Subordinated Notes when they become due on April 1, 2005. If we are unable to raise sufficient funds, we will have to undertake various restructuring alternatives, including reducing our operations, liquidating assets and/or seeking the protection of applicable bankruptcy laws. Our ability to incur additional indebtedness is subject to certain limitations as discussed in the section below titled “Ability to incur additional indebtedness.”

Based on our financing activities in the fourth quarter of 2003 and the first quarter of 2004, we determined that we had sufficient cash to continue operations through the fourth quarter of 2004. We continue to believe that we have sufficient cash to continue operations through the first quarter of 2005. However, because the rights offering raised less than anticipated, if we are unable to secure additional financing we cannot be certain that we will be able to continue our current operations beyond the first quarter of 2005 and repay the $5.6 million in principal amount of outstanding 5 3/4% Convertible Subordinated Notes when they become due on April 1, 2005. If we are unable to raise sufficient funds, we will have to undertake various restructuring alternatives including reducing our operations, liquidating assets and/or seeking the protection of applicable bankruptcy laws.

During the three months ended September 30, 2004 we had no borrowings under the credit facility because the borrowing availability had been eliminated and we were required to cash collateralize our letters of credit, totaling approximately $2.7 million. For additional information with respect to the credit facility, see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

In addition to our recent restructuring activities, we are also pursuing raising additional capital, and the possibility of increasing our long-term liquidity and capital resources through the restructuring of our foreign subsidiaries, thereby providing us access to the cash held by our foreign subsidiaries. However, we do not expect to be able to gain access to cash held by our foreign subsidiaries through this restructuring in the near term. We have engaged Perseus Advisors as our investment bankers to assist us in raising additional capital. Our ability to incur additional indebtedness is subject to certain provisions as discussed in the section as detailed below in the section titled “Ability to incur additional indebtedness.”

Cash and cash equivalents. The following table sets forth our cash and cash equivalents balance as of the dates indicated:

	December 31, 2003	September 30, 2004	Increase /(decrease)
			$	%
	(in thousands)
Cash and cash equivalents	$18,984	$20,152	$1,168	6.2%

Total cash and cash equivalents increased primarily as a result of cash raised through the issuance of 10% senior convertible notes in January and March 2004 and the cash raised through our rights offering partially offset by cash used to support our operating and investing activities.

Cash used in operating activities

Our operating activities used $25.9 million of cash during the nine months ended September 30, 2004. This cash was used to support our net loss, adjusted for non-cash items (such as depreciation and amortization of $7.3 million, changes in the value of a preferred stock instrument of $(9.2) million, stock based expenses of $1.6 million, amortization related to our preferred stock of $3.9 million, $12.8 million loss on the extinguishment of debt and $2.2 million of non-cash related restructuring charges), of $26.7 million. Our net loss was primarily a result of our operating costs, including both cost of revenues and operating expenses which are primarily comprised of employee costs, third party contractor costs and restructuring costs, being greater than our revenues.

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

	December 31, 2003	September 30, 2004	Increase /(decrease)
			$	%
	(in thousands; except DSOs)
Accounts receivable, net	$16,880	$15,730	$(1,150)	-6.8%
DSOs	76	81

DSOs increased primarily as a result of the increasing proportion of revenue from customers outside the United States to whom we generally offer payment terms customary to the region in which the customers are located. These terms are typically longer than the payment terms offered to customers in the United States.

A number of non-cash items have been charged to expense and impacted our net losses during the nine months ended September 30, 2004. These items include depreciation and amortization of property and equipment, amortization of unearned stock-based compensation and other stock-based compensation charges, changes in the value of a preferred stock instrument, amortization related to our preferred stock and losses on the extinguishment of debt from the conversion to equity instruments. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows. Our operating cash flows will be impacted in the future based on our operating results, our ability to collect our accounts receivable on an efficient basis and timing of payments to our vendors for accounts payable.

We face restrictions on our ability to use cash held outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold that cash. For example, our ability to use cash held in our German subsidiary for any reason other than the operation of this subsidiary may result in certain tax liabilities and may be subject to local laws that could prevent the transfer of cash from Germany to any other foreign or domestic account.

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

Cash used by investing activities

Our investing activities used $4.9 million of cash during the nine months ended September 30, 2004 primarily as a result of purchases of equipment used to support hosted messaging operations infrastructure and the cash used to collateralize our letters of credit $2.7 million for certain facility leases. As of September 30, 2004, we had no commitments for capital equipment purchases. To the extent we require capital equipment, we expect to fund these purchases through the use of our available cash resources or through leasing arrangements if available on terms we find acceptable.

Cash provided by financing activities

Our financing activities provided $32.1 million of cash during the nine months ended September 30, 2004 primarily as a result of the net proceeds from the issuance of $30.2 million 10% senior convertible notes in January and March 2004, $4.0 million in proceeds from our rights offering in August 2004 and $1.0 million of proceeds from the issuance of our common stock through a combination of employee stock option exercises and activities under our employee stock purchase plan (ESPP) partially offset by $2.3 million of payments on our line of credit facility and $0.7 of payments on our capital equipment leases.

We receive cash from the exercise of stock options and the sale of stock under our ESPP. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the stock option plans and our employee stock purchase plan and general market conditions.

Other Recent Financing Transactions

10% Senior Convertible Notes

In November 2003, we issued in a private placement $10.0 million in principal amount of 10% senior convertible notes to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G. (referred to collectively as the General Atlantic Investors); in January 2004, we issued $15.0 million in principal amount of 10% senior convertible notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P,; and, in March 2004, we issued $18.5 million in principal amount of 10% senior convertible notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital. At a special meeting in July 2004, the Company received approval from its shareholders to convert the Senior Notes plus all accrued and unpaid interest, into Series E convertible preferred stock at $1.50 per share. As a result of the conversion, there was no outstanding principal or interest outstanding related to the Senior Notes at September 30, 2004.

5 3/4% Convertible Subordinated Notes

In November 2003, we executed an agreement to exchange approximately $32.8 million in face value of the Subordinated Notes, held by a group of investors led by the Cheung Kong Group and its Whampoa Limited affiliates including Campina Enterprises Limited, Cenwell Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (referred to collectively as the Cheung Kong Investors), for approximately 21.9 million shares of Series E Preferred stock. At a special meeting in July 2004, we received shareholder approval for this transaction. As a result of the conversion, a non-cash charge of $12.8 million equal to the fair value of the Series E Preferred stock less the carrying value of the related Subordinated Notes, net of unamortized issuance costs, was recorded as of the date of the exchange as loss on extinguishment of debt in the statement of operations.

At September 30, 2004, the total balance of the remaining Subordinated Notes outstanding was $5.6 million and the Company had interest payable of $0.2 million. The Subordinated Notes are carried at cost and at September 30, 2004, had an approximate fair value of $4.3 million.

Rights Offering

On August 2, 2004, we consummated a rights offering pursuant to which we issued 2.6 million shares of Series E Preferred Stock with a purchase price of $1.50 per share, representing approximately $4.0 million in gross proceeds excluding underwriter discounts and commissions and other costs incurred in connection with the rights offering.

Ability to incur additional indebtedness

Under the terms of our line of credit, we are required to obtain the consent of Silicon Valley Bank to incur additional indebtedness. Additionally, under the terms of the Series D preferred stock, we must seek the consent of the holders of a majority of our Series D preferred stock in order to incur any additional indebtedness.

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

Results of Operations

In view of the rapidly evolving nature of our business, prior acquisitions, organizational restructuring, and limited operating history, we believe that period over period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. At September 30, 2004, we had 336 employees as compared to 418 employees at December 31, 2003 and 419 employees at September 30, 2003. We do not believe that our historical fluctuations in revenues, expenses, or personnel are indicative of future results. In the Company’s press release and Form 8-K dated October 28, 2004, the Company reported a net loss attributable to common shareholders of $29.0 million and $54.6 million for the three and nine months ended September 30, 2004 , respectively. These reported results differ from the results reported in this Form 10-Q primarily as a result of accretion of the redemption value of the Amended Series D preferred stock. The correct net loss attributable to common shareholders for the three and nine months ended September 30, 2004 is $30.1 million and $55.6 million, respectively.

The following table sets forth our results of operations for the three and nine months ended September 30, 2003 and 2004.

	Three months ended September 30,		Increase/ (decrease)		Nine months ended September 30,		Increase/(decrease)
	2003	2004	$	%	2003	2004	$	%
	(In thousands, except % increase/(decrease) and per share amounts; unaudited)
Net revenues
Software license	$4,264	$4,744	$480	11%	$14,903	$14,403	$(500)	-3%
Hosted messaging	4,583	4,621	38	1%	14,825	12,675	(2,150)	-15%
Professional services	2,574	3,092	518	20%	8,949	8,687	(262)	-3%
Maintenance and support	4,744	5,038	294	6%	13,658	15,825	2,167	16%

Total net revenues	16,165	17,495	1,330	8%	52,335	51,590	(745)	-1%

Cost of revenues
Software license	541	1,322	781	144%	3,060	3,941	881	29%
Hosted messaging	6,196	5,995	(201)	-3%	19,562	18,946	(616)	-3%
Professional services	2,734	2,667	(67)	-2%	9,094	8,796	(298)	-3%
Maintenance and support	1,263	1,422	159	13%	4,579	4,193	(386)	-8%
Stock-based expense — Hosted messaging	—	—	—	—	8	5	(3)	-38%
Stock-based expense — Professional services	—	—	—	—	3	—	(3)	-100%
Stock-based expense — Maintenance and support	—	—	—	—	6	—	(6)	-100%
Restructuring and other expenses	—	—	—	—	—	175	175	—

Total cost of revenues	10,734	11,406	672	6%	36,312	36,056	(256)	-1%

Gross profit	5,431	6,089	658	12%	16,023	15,534	(489)	-3%

Operating expenses
Sales and marketing	7,150	5,242	(1,908)	-27%	24,390	18,216	(6,174)	-25%
Research and development	4,608	5,260	652	14%	14,044	16,383	2,339	17%
General and administrative	3,228	2,854	(374)	-12%	9,774	9,746	(28)	—
Stock-based expense — Sales and marketing	—	—	—	—	18	45	27	150%
Stock-based expense — Research and development	—	—	—	—	15	18	3	20%
Stock-based expense — General and administrative	—	308	308	—	9	1,498	1,489	16,544%
Restructuring and other expenses	953	2,590	1,637	172%	5,034	4,799	(235)	-5%

Total operating expenses	15,939	16,254	315	2%	53,284	50,705	(2,579)	-5%

Loss from operations	(10,508)	(10,165)	(343)	-3%	(37,261)	(35,171)	(2,090)	-6%
Other income (expense), net	(4,049)	(2,781)	(1,268)	-31%	(7,151)	7,448	14,599	204%
Interest income	105	125	20	19%	306	297	(9)	-3%
Interest expense	(852)	(467)	(385)	-45%	(2,404)	(4,112)	1,708	71%
Loss on extinguishment of debt	—	(12,783)	12,783	—	—	(12,783)	12,783	—
Gain on investments, net	—	—	—	—	349	—	(349)	-100%

Loss before income taxes	(15,304)	(26,071)	10,767	70%	(46,161)	(44,321)	(1,840)	-4%
Provision for income taxes	(273)	(88)	(185)	-68%	(754)	(900)	146	19%

Net loss	(15,577)	(26,159)	10,582	68%	(46,915)	(45,221)	(1,694)	-4%
Accretion on mandatorily redeemable preferred stock	(3,025)	(4,193)	1,168	39%	(9,529)	(10,689)	1,160	12%

Net loss attributable to common shareholders	$(18,602)	$(30,352)	$11,750	63%	$(56,444)	$(55,910)	$(534)	-1%

Net loss per share attributable to common shareholders	$(0.92)	$(1.43)	$0.51	55%	$(2.84)	$(2.65)	$(0.19)	-7%

Weighted average shares – basic and diluted	20,126	21,171	$1,045	5%	19,889	21,075	$1,186	6%

Net Revenues

We derive most of our revenues from our messaging and identity management communications solutions. These solutions include both licensed software products and hosted messaging services and related professional services consulting and maintenance and support. In addition, we derive revenue from the resale of third party software. Software license revenues are derived from perpetual and term licenses for our messaging, identity management, collaborative and enterprise application integration technologies. Software license revenues are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software to the customer has occurred and the collection of a fixed or determinable license fee is considered probable. Our revenue recognition policies require that revenues recognized from software arrangements be allocated to each undelivered element of the arrangement based on the fair values of the elements, such as post contract customer support, installation, training or other services. Hosted messaging revenues relate to fees for our hosted messaging and collaboration services. These fees are primarily based upon monthly contractual per unit rates for the services involved and are recognized as revenue on a ratable monthly basis over the term of the contract. Professional services revenues are derived from fees primarily related to training, installation and configuration services and revenue is recognized as services are performed. Maintenance and support revenues are derived from fees related to post-contract customer support agreements associated with software product licenses. Maintenance and support revenues are recognized ratably over the term of the agreement.

Total net revenues increased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily as a result of increased revenue from the licensing of our messaging solutions and third party software and increased revenue from our professional services. Total net revenues decreased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 primarily as a result of decreased revenue from the sale of our hosted messaging solutions partially offset by increased revenue from the sale of maintenance contracts and support services.

•	Software License. Software license revenues increased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily due to increased license sales of our messaging server and certain third party software partially offset by decreased license sales of our identity management software. Software license revenues decreased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 primarily due to decreased license sales of our identity management and security software partially offset by increased license sales of our messaging server and certain third party software.

•	Hosted Messaging. Hosted messaging revenues increased slightly during the three months ended September 30, 2004 as compared to the same period ended September 30, 2003 primarily due to recognition of revenue previously deferred pending final acceptance of our hosted email service with Virgin.net. Hosted messaging revenues decreased during the nine months ended September 30, 2004 as compared to the same period ended September 30, 2003 primarily due to customers reducing or terminating their hosted messaging services. We expect hosted messaging revenues may increase over the next few quarters as we recognize ratably, revenue which was previously deferred from our hosted service with T-Mobile for which we received acceptance on our final deliverables at the end of September 2004.

•	Professional Services. Professional services revenues increased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily due to increased professional services consulting engagements worldwide. Professional services revenues decreased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 primarily due to reduced professional services revenue in Europe.

•	Maintenance and Support. Maintenance and support revenues increased during the three and nine months ended September 30, 2004 as compared to the same periods ended September 30, 2003 primarily due to favorable renewal rates of existing customers, the successful renewal of maintenance and support services with customers whose contracts had earlier expired, particularly in Europe, and the execution of new maintenance and support contracts associated with new license sales.

Our international revenues accounted for approximately 71% and 68% of net revenues during the three and nine months ended September 30, 2004, respectively, as compared to 58% and 60% during the three and nine months ended September 30, 2003, respectively.

We expect that revenue in the three months ending December 31, 2004 will be in line with or greater than revenues for the three months ended September 30, 2004. If revenue increases occur, we believe that such increases will be the result of our ability to sell and deploy enhanced messaging solutions that meet the needs of our customers as well as the recognition of revenue from T-Mobile for whom we have been deferring revenue recognition on a project that has been ongoing for a number of months.

Cost of Net Revenues

Cost of net revenues increased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily as a result of increased third-party royalty costs on the resale of third-party products. Cost of net revenues decreased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 primarily as a result of decreased hosted messaging, professional services, and maintenance and support costs partially offset by increased third-party royalty costs.

•	Software License. Cost of net software license revenues currently consist primarily of third-party royalty costs and historically had included product media duplication, manuals and packaging materials, personnel and facility costs. The cost of net software license revenues increased during the three and nine months ended September 30, 2004 as compared to the same periods ended September 30, 2003 primarily due to increased sales of third party software and the related increase in royalty costs associated with such sales.

•	Hosted Messaging. Cost of net hosted messaging revenues consists primarily of costs incurred in the delivery and support of messaging services, including equipment rental costs, depreciation expense, Internet connection and co-location charges, personnel costs incurred in operations as well as other direct and allocated indirect costs. The cost of net hosted messaging revenues decreased during the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 primarily due to reductions in depreciation expenses of $1.0 million and $3.9 million resulting from the write-down and completion of depreciation on certain existing fixed assets. These reductions were partially offset by period over period increases in employee expenses of $0.3 million and $0.7 million and facilities expenses of $0.5 million and $2.5 million. Depreciation expenses included in hosted messaging costs totaled $1.0 million and $3.2 million during the three and nine months ended September 30, 2004 as compared to $2.0 million and $7.1 million during the three and nine months ended September 30, 2003. Hosted messaging staff increased to 36 employees at September 30, 2004 from 33 employees at September 30, 2003.

•	Professional Services. Cost of net professional services revenues consist primarily of employee and third party contractor costs providing custom engineering, installation and training services for both our hosted and licensed solutions as well as other direct and allocated indirect costs. The cost of net professional services revenues decreased during the three and nine months ended September 30, 2004 as compared to the same periods ended September 30, 2003 primarily due to reductions in depreciation expenses of $0.1 million and $0.4 million resulting from the write-down and completion of depreciation on certain existing fixed assets as well as period over period reductions in facilities expenses of $0.1 million and $0.3 million. These reductions were partially offset by increased period over period employee expenses of $47,000 and $0.3 million and consulting expenses of $0.1 million and $0.1 million. Depreciation expenses included in professional services costs totaled $30,000 and $0.1 million during the three and nine months ended September 30, 2004 as compared to $0.2 million and $0.5 million during the three and nine months ended September 30, 2003. Professional services staff decreased to 59 employees at September 30, 2004 from 63 employees at September 30, 2003.

•	Maintenance and Support. Cost of net maintenance and support revenues consists primarily of personnel costs related to the customer support functions for both hosted and licensed solutions, and other direct and allocated indirect costs. The cost of net maintenance and support revenues increased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily due to increased employee expenses of $0.4 million partially offset by reductions in depreciation expenses of $0.2 million resulting from the write-down and completion of depreciation on certain existing fixed assets as well as period over period reductions in facilities expenses of $0.1 million. The cost of net maintenance and support revenues decreased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 primarily due to reductions in depreciation expenses of $0.6 million resulting from the write-down and completion of depreciation on certain existing fixed assets partially offset by increased consulting expenses of $0.2 million. Depreciation expenses included in maintenance and support costs totaled $19,000 and $0.1 million during the three and nine months ended September 30, 2004 as compared to $0.2 million and $0.7 million during the three and nine months ended September 30, 2003. Maintenance and support staff increased to 28 employees at September 30, 2004 from 25 employees at September 30, 2003.

During the three and nine months ended September 30, 2004 our gross margins were 35% and 30%, respectively, as compared to 34% and 31% for the three and nine months ended September 30, 2003. Gross margins increased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily as a result of increased period over period revenue. Gross margins decreased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 primarily as a result of the decline in revenues.

We currently believe that gross margins for the three months ending December 31, 2004 may increase from the three months ended September 30, 2004. If these gross margin improvements occur, we believe that they will be due to increases in our revenues, the reduction of our costs as a result of our on-going restructuring activities as well as a lower proportion of revenue from third party products which carry an associated royalty cost. We believe these restructuring activities will reduce our fixed costs by restructuring contracts, consolidating certain activities to our offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and reducing our workforce and use of third party contractors.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of employee costs, including commissions, travel and entertainment, advertising, public relations, other promotional costs as well as other direct and allocated indirect costs. Sales and marketing expenses decreased during the three and nine months ended September 30, 2004 as compared to the same periods ended September 30, 2003 primarily due to period over period reductions in depreciation expenses of $0.3 million and $1.2 million resulting from the write-down and completion of depreciation on certain existing fixed assets as well as cost savings generated through our various restructuring initiatives, including the termination of certain employees, resulting in period over period reductions in related personnel expenses of $1.3 million and $4.4 million, the reduction of certain marketing programs costs of $0.1 million and $0.3 million, and the elimination of certain outside consulting arrangements, resulting in period over period reductions in associated consulting expenses of $0.2 million and $0.1 million. Depreciation expenses included in sales and marketing expenses totaled $0.1 million and $0.6 million during the three and nine months ended September 30, 2004 as compared to $0.5 million and $1.8 million during the three and nine months ended September 30, 2003.

Research and Development. Research and development expenses consist primarily of compensation for technical staff, payments to outside contractors, depreciation of capital equipment associated with research and development activities as well as other direct and allocated indirect costs. Research and development expenses increased during the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 primarily due to increased period over period depreciation expenses of $0.4 million and $0.9 million resulting from new capital expenditures, increased period over period employee expenses of $32,000 and $0.4 million, increased period over period facilities expenses of $0.3 million and $0.4 million, and, during the nine months ended September 30, 2004, increased consulting expenses of $0.7 million. Depreciation expenses included in research and development expenses totaled $1.1 million and $2.9 million during the three and nine months ended September 30, 2004 as compared to $0.8 million and $2.0 million during the three and nine months ended September 30, 2003.

General and Administrative. General and administrative expenses consist primarily of employee costs, fees for outside professional services and other direct and allocated indirect costs. General and administrative expenses decreased during the three and nine months ended September 30, 2004 as compared to the same periods ended September 30, 2003 primarily due to period over period reductions in depreciation expenses of $0.2 million and $0.6 million resulting from the write-down and completion of depreciation on certain fixed assets as well as cost savings generated through our various restructuring initiatives, including the consolidation of facilities, resulting in period over period reductions in associated facilities costs of $0.5 million and $0.9 million, and the termination of certain employees, resulting in period over period reductions in related personnel expenses of $0.2 million and $0.7 million. These reductions were partially offset by an accrual for past-due state and local business taxes of $0.4 million and $1.2 million, increased outside service expenses of $0.4 million and $0.3 million, and, during the nine months ended September 30, 2004, a one-time charge of $0.6 million in connection with the severance agreement with our former chief executive officer in the second quarter of 2004. Depreciation expenses included in general and administrative expenses totaled $0.1 million and $0.4 million during the three and nine months ended September 30, 2004 as compared to $0.3 million and $1.0 million during the three and nine months ended September 30, 2003.

We expect that our selling and marketing, research and development and general administrative expenses may decrease for the three month period ending December 31, 2004 as a result of our on-going restructuring activities and expense saving efforts.

Stock-Based Expenses

Stock-based expenses are comprised of stock-based charges related to modifications made to employee stock option plans, stock option grants to non-employee contractors and warrants issued to third parties. Stock-based expenses increased to approximately $0.3 million and $1.6 million during the three and nine months ended September 30, 2004 as compared to $0 and $59,000 during the three and nine months ended September 30, 2003 primarily as a result of the severance agreement between us and our former chief executive officer. Based on the functions of the employees and consultants participating in the related option grants, $0 and $5,000 was allocated to cost of net revenues and $0.3 million and $1.6 million was allocated to operating expenses during the three and nine months ended September 30, 2004. $0 and $17,000 was allocated to cost of net revenues and $0 and $42,000 was allocated to operating expenses during the three and nine months ended September 30, 2003.

Restructuring Expense

Restructuring expenses consist primarily of employee severance costs as well as facility consolidation and lease termination costs incurred primarily as a result of the Company’s restructuring actions. For the three and nine months ended September 30, 2004 we recorded $2.6 million and $5.0 million of restructuring expense primarily related to employee severance, facility consolidation and other related costs in connection with our on-going initiatives. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information with respect to our restructuring activities.

In August 2004, we expanded our restructuring activities in an effort to reduce both short-term and long-term cash requirements. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the elimination of approximately 20% of employee positions and use of third party contractors. This effort began in August 2004 and is expected to continue into the fourth quarter of 2004. As a result, we expect to record additional restructuring charges during the three months ending December 31, 2004. During the three months ended September 30, 2004, we recorded restructuring charges related to these activities totaling $2.6 million consisting primarily of $2.1 million for employee severance costs and $0.5 million of costs related to the closure or consolidation of certain facilities and operations. In September 2004, we received a courtesy notice (the Notice) from the landlord of our headquarters facility in San Francisco, California notifying us that the landlord had found a new tenant for our offices located at 350 The Embarcadero per the landlords substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path, Inc. (the Amendment). Per the schedule provided in the Notice, we are to receive formal notification on December 1, 2004 that we are to vacate our facilities at 350 The Embarcadero and move into new office space provided for us at 2 Harrison Street, Suite #200 no later than April 1, 2005. In connection with the landlord’s substitution right and our relocation, we will be required to make certain lease termination payments totaling approximately $1.3 million, which will be recorded as a restructure charge in the period in which we receive formal notification, as per the Amendment. We expect to make this payment in April 2005.

Other Income (Expense), Net

Other income (expense), net consists primarily of net gains (losses) on foreign exchange transactions and changes in the fair value of the liquidation preference on the Series D preferred stock.

Interest income

Interest income consists primarily of interest earnings on cash, cash equivalents and short-term investments. Interest income was flat during the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 on relatively consistent cash balances available for investing.

Interest Expense

Interest expense consists primarily of the interest expense and amortization of issuance costs related to our 10% Senior Convertible Notes issued in November 2003, January, 2004, and March 2004, 5 3/4% Convertible Subordinated Notes issued in March 2000, interest and fees on our line of credit facility with Silicon Valley Bank, and interest on certain capital leases.

The following table sets forth our interest expense for the three and nine months ended September 30, 2003 and 2004.

	Three months ended September 30,				Nine months ended September 30,
			Increase/ (decrease)				Increase/ (decrease)
	2003	2004	$	%	2003	2004	$	%
	(In thousands, except % increase/(decrease) and per share amounts)
10% Senior Convertible Notes	$—	$113	$113	—	$—	$1,979	$1,979	—
5 3/4% Convertible Subordinated Notes	556	127	(429)	-77%	1,653	1,225	(428)	-26%
Amortization of debt issuance costs	69	69	—	—	206	428	222	108%
Line of credit facility	145	100	(45)	-31%	331	285	(46)	-14%
Capital leases and other long-term obligations	16	1	(15)	-94%	58	15	(43)	-74%
Other	66	57	(9)	-14%	156	180	24	15%

Total interest expense	$852	$467	$(385)	-45%	$2,404	$4,112	$1,708	71%

Loss on Extinguishment of Debt

Loss on extinguishment of debt is a non-cash charge taken in connection with the conversion of approximately $32.8 million of convertible notes payable into 21.9 million shares of Series E preferred stock. See Note 4, “5 3/4% Convertible Subordinated Notes,” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information with respect to our loss on extinguishment of debt.

Provision for Income Taxes

Our provision for income taxes decreased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 and increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 as certain of our European operations generated income taxable in certain European jurisdictions. No current provision or benefit for U.S. federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. No deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization.

Accretion on redeemable convertible preferred shares and valuation of liquidation preference

In connection with a financing transaction completed during December 2001, we received gross cash proceeds of approximately $30 million and retired approximately $65.0 million in face value of our outstanding convertible subordinated notes in exchange for shares of our Series D Cumulative Redeemable Convertible Participating Preferred Stock. The preferred stock includes an automatic redemption on November 8, 2006 and cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis. At issuance, the Series D Preferred Stock was deemed to have an embedded beneficial conversion feature which was limited to the net proceeds allocable to preferred stock of approximately $42.0 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series D Preferred Stock and will accrete over the term of the Series D Preferred Stock.

In July 2004, at our special meeting, shareholders approved proposals to amend and restate the certificate of determination of preferences of Series D preferred stock (the Amended Series D) and convert $45.5 million of principal and accrued interest on our Senior Notes and convert $32.8 million of convertible notes payable into shares of Series E preferred stock. At issuance, the Series E preferred stock issued in exchange for the Senior Notes was deemed to have a beneficial conversion feature totaling $16.3 million. This amount was recorded as a reduction of the carrying amount of Series E preferred stock and will accrete over the term of the Series E preferred stock. We also had to record as a reduction to the carrying value of the Amended Series D, the dividends which had accrued on the old Series D preferred stock totaling approximately $12.2 million. This amount was recorded as a reduction of the carrying amount of the Amended Series D and will accrete over the term of the Amended Series D preferred stock. Additionally, our Amended Series D and new Series E preferred stock accrued dividends at a rate of 5 3/4%. See Notes 4 and 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information with respect to our accretion on redeemable preferred stock.

During the three and nine months ended September 30, 2004, the accretion on redeemable convertible preferred shares totaled $4.2 million and $10.7 million, respectively, comprised of $2.8 million and $5.3 million, respectively, in accrued dividends, and accretion of $1.4 million and $5.4 million, respectively. During the three and nine months ended September 30, 2003, the accretion on redeemable convertible preferred shares totaled $3.0 million and $9.5 million, respectively, comprised of $1.5 million and $3.7 million, respectively, in accrued dividends and accretion of $1.5 million and $5.8 million, respectively.

Contractual Obligations and Commitments

The table below sets forth our significant obligations and commitments as of September 30, 2004.

	Fiscal Year
	Total	Remainder of 2004		2005		2006	2007	2008 and Beyond
	(in thousands)
Convertible subordinated notes, including interest(1)	$5,885	$160		$5,725		$—	$—	$—
Mandatorily redeemable preferred stock	187,612	—		—		—	—	187,612
Operating lease obligations	22,419	1,133		4,810	(3)	4,686	1,524	10,266
Capital lease obligations	1,293	324		880		89	—	—
Other purchase obligations(2)	10,544	7,734	(4)	1,634	(4)	1,061	115	—

	$227,753	$9,351		$13,049		$5,836	$1,639	$197,878

(1)	Includes the 5 3/4% Convertible Subordinated Notes due April 2005 and related interest amounts. At a special meeting in July 2004, our shareholders approved the conversion of the majority of these and other notes into shares of Series E preferred stock, eliminating approximately $76.4 million of debt that existed at June 30, 2004.
(2)	Represents certain contractual obligations related to licensed software, maintenance contracts and network infrastructure storage costs.
(3)	In September 2004, we received the Notice from the landlord of our headquarters facility in San Francisco, California notifying us that the landlord had found a new tenant for our offices located at 350 The Embarcadero per the landlords substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path, Inc. (the Amendment). Per the schedule provided in the Notice, we believe we will receive formal notification on December 1, 2004 that we are to vacate our facilities at 350 The Embarcadero and move into new office space provided for us at 2 Harrison Street, Suite #200 no later than April 1, 2005. In connection with the landlord’s substitution right and our relocation, we will be required to make certain lease termination payments totaling approximately $1.3 million, which will be recorded as a restructure charge in the period in which we receive formal notification, as per the Amendment. While this payment is not included in this figure, as the Notice we received is not a legally binding document, we believe we will make this payment in April 2005.
(4)	We are engaged in a mutual disengagement process with a specific vendor. As part of this process, we have received a non-binding letter from our vendor which eliminates any additional payments to the vendor which were set forth in earlier agreements other than those that are mutually agreed to in the disengagement process. Commitments totaling approximately $5.4 million will be eliminated upon execution of the termination agreement.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”), to create a model that uses more detailed criteria to evaluate whether to record a loss, and includes additional disclosure information about unrealized losses. The consensus also expands the scope of EITF 03-1 to investments in equity securities that are both outside the scope of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and not accounted for by the equity method. In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF 03-01 as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. We are currently evaluating the effect of this proposed statement on our financial position and results of operations.

In April 2004, the EITF issued EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 15, 2004. The adoption of EITF 03-06 did not have a material impact on our results of operations and financial position.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

We will need to raise additional capital and/or initiate other significant operational strategies in order to continue our operations.

We believe that our existing capital resources will not be sufficient to maintain our current operations beyond the first quarter of 2005 and to repay the $5.6 million of principal amount of 5 3/4% Convertible Subordinated Notes due April 1, 2005. Accordingly, it is necessary for us to complete a financing or other strategic transaction in order to continue our current operations beyond that time. If we are unable to raise sufficient funds or complete a strategic transaction in the near future, we will have to undertake various restructuring alternatives, including reducing our operations, liquidating assets and/or seeking the protection of applicable bankruptcy laws, in which event our common stock is likely to have little or no value. Such a financing or strategic transaction may not be available in sufficient amounts or on terms acceptable to us. Even if we are able to obtain additional financing in the near term, we may be required to raise additional funds in the future or restructure our operations particularly if we are unable to generate positive cash flow as a result of our operations.

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

In the past, our management of operational expenses, including the restructurings of our operations, have placed significant strains on managerial, operational and financial resources and contributed to our history of losses. In addition, we may need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. If we cannot manage restructuring activities and expenses effectively, our business and operating results could decline. We have recently made plans to move portions of our currently outsourced data operations in-house and to other service providers in order to lower costs and improve service. If we are not able to successfully transition these operations, or if we encounter delays or difficulties in the transition of operations to other facilities or personnel, we may fail to fully realize any anticipated cost savings or efficiencies.

Our business will suffer if we fail to complete testing of and remedy identified deficiencies in our internal control over financial reporting.

We are evaluating our internal controls systems in order to allow management to report on, and our Registered Public Accounting Firm to attest to, our internal controls for our annual report for the year ended December 31, 2004 required by Section 404 of the Sarbanes-Oxley Act of 2002. We have engaged outside consultants and adopted a project work plan to assess the adequacy of our internal control over financial reporting, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We may discover significant deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We are focusing on matters relating to segregation of duties, the level of manual control processes, the consistency of use of systems and policies and documentation of controls and procedures. We have incurred, and expect in the future to incur, additional expenses and diversion of management’s time as a result of performing the system and process evaluation testing and remediation in order to comply with the management certification and auditor attestation requirements. We believe it is likely that significant deficiencies will be identified or that we will be unable to complete all of our testing and any remediation, either of which may prevent compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules promulgated under it. If our management or auditors determine that our controls are not effective as defined in Section 404, investors may lose confidence in our internal control or we may become subject to regulatory sanctions or investigations, which could harm our operating results and the market price of our common stock.

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

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in our German subsidiary for any reason other than the operation of this subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from Germany to any other foreign or domestic account. At September 30, 2004, approximately $10.1 million was held outside of the United States. Our inability to utilize this cash could slow our ability to grow our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline. In addition, approximately $2.7 million of our cash must be available to support our line of credit with Silicon Valley Bank and related letters of credit by the line of credit and is therefore unavailable for our operating activities.

We may not be able to maintain our listing on the Nasdaq National Market, and if we fail to do so, the price and liquidity of our common stock may decline.

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having total assets of at least $50 million, (ii) having total revenue of $50 million, (iii) maintaining a minimum market value of our common stock of $15 million, and (iv) maintaining a minimum closing bid price per share of $1.00. On September 9, 2004, The Nasdaq Stock Market Inc. issued us a letter that we were not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. Even if we are able to regain compliance with the closing bid price requirement for continued listing, as a result of a reverse stock split or otherwise, we may nevertheless be unable to comply with this or the other quantitative maintenance criteria or any of the Nasdaq National Market’s listing requirements or other rules, or other markets listing requirements to the extent our stock is listed elsewhere, in the future. For example, recently the market value of our common stock has fallen below the required $15 million for several consecutive days. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our stock price would likely further decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

Having obtained shareholder approval on July 2, 2004, we amended the terms of the Series D preferred stock, including the conversion ratio, to increase the number of shares of common stock issuable upon conversion of the Series D preferred stock. As of November 9, 2004, there were 4,102,355 shares of series D preferred stock outstanding, which were convertible into approximately 46.7 million shares of common stock. In addition, in July 2004, upon conversion of our 10% convertible notes and the exchange of some of our Series D preferred stock, we issued approximately 53.3 million shares of Series E preferred stock, which are convertible as of November 9, 2004, at the option of the holders, into approximately 54.3 million shares of common stock. Additionally, in August 2004, at the closing of our rights offering, we issued approximately 2.6 million shares of Series E preferred stock to exercising rights holders, which are as of November 9, 2004, convertible into approximately 2.7 million shares of common stock. This increase in the number of additional shares of common stock that may be sold into the market by this amount could substantially decrease the price of our common stock.

As the preferred stock accrues dividends, the number of shares of common stock issuable upon conversion will increase, which may increase the dilution to our holders of common stock and further decrease the price of our common stock.

Currently, shares of Series D preferred stock and shares of Series E preferred stock accrue dividends at a rate of 5 3/4% per year. If the maximum amount of dividends accrue on the outstanding shares of Series D preferred stock and Series E preferred Stock prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 21.4 million shares to approximately 125.0 million shares.

Our preferred stock carries a substantial liquidation preference, which could significantly impact the return to common equity holders upon an acquisition.

In the event of liquidation, dissolution, winding up or change of control of Critical Path, the holders of Series E preferred stock would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such share before any proceeds from the liquidation, dissolution or winding up is paid with respect to any other series or class of our capital stock. Accordingly, the approximately 55.9 million shares of Series E preferred stock outstanding currently have an aggregate liquidation preference of approximately $85.4 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of Series D preferred stock would be entitled to receive the greater of $13.75 per share of Series D preferred stock plus all accrued dividends on such share (which, as of November 9, 2004, would result in an aggregate liquidation preference of approximately $70.0 million) and $22 per share (which currently would equal a liquidation preference of $90.3 million) before any proceeds from the liquidation, dissolution, winding up or change in control is paid to holders of our common stock. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the liquidation preferences of the our Series E preferred stock and our Series D preferred stock are paid in full. Consequently, the sale of all or substantially all of the shares of Critical Path will likely result in all or substantially all of the proceeds of such transaction being distributed to the holders of our Series E preferred stock and Series D preferred stock.

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

In addition to the factors set forth above, operating results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the three and nine months ended September 30, 2004, we incurred stock-based compensation expense of $0.3 million and $1.6 million, respectively, relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

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

Throughout 2002, 2003 and 2004, we announced a series of changes in our management that included the departure of many senior executives, and there have also been many changes in our board of directors. Many of the members of our current board of directors and senior executives joined us in 2002, 2003, and 2004, and we may continue to make additional changes to our senior management team. Our chief executive officer, Mark Ferrer, joined us at the end of March 2004 and our chief financial officer, James Clark, joined us on February 4, 2004. Because of these changes, our management team has not worked together as a group and may not be able to work together effectively to successfully execute on revenue goals, implement our strategies and manage our operations. It may also take time for these new members of our management team to familiarize themselves with our operations that could slow the growth of our business and cause our operating results to decline. If our management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have long-term employment agreements with any of our executive officers. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives, which could slow the growth of our business and cause our operating results to decline. For these reasons, our shareholders may lose confidence in our management team and decide to dispose of our common stock, which could cause the price of our common stock to decline.

We depend on strategic relationships and the loss of any key strategic relationships could reduce our ability to sell our products and services and our revenues to decline.

We depend on strategic relationships to expand distribution channels and opportunities and to undertake joint product development and marketing efforts. Our ability to increase revenues depends upon aggressively marketing our services through new and existing strategic relationships. For example, we depend on a broad acceptance of our software and outsourced messaging services on the part of potential resellers and partners. We also depend on joint marketing and product development through strategic relationships to achieve further market acceptance and brand recognition. Our agreements with strategic partners typically do not restrict them from introducing competing services. These agreements typically are for terms of one to three years, and automatically renew for additional one-year periods unless either party gives prior notice of its intention to terminate the agreement. In addition, these agreements are terminable by our partners without cause, and some agreements are terminable by us. Most of our hosted customer agreements also provide for the partial refund of fees paid or other monetary penalties in the event that our services fail to meet defined minimum performance standards. Distribution partners may choose not to renew existing arrangements on commercially acceptable terms, or at all. In addition to strategic relationships, we also depend on the ability of our customers aggressively to sell and market our services to their end-users. If we lose any strategic relationships, fail to renew these agreements or relationships, fail to fully exploit our relationships, or fail to develop new strategic relationships, we could encounter increased difficulty in selling our products and services.

A limited number of customers account for a high percentage of our revenues and if we lose a major customer or are unable to attract new customers, revenues could decline.

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the third quarter of 2004, our top ten customers accounted for approximately 39% of our total revenues and for the years ended December 31, 2003, 2002 and 2001, our top 10 customers accounted for approximately 27%, 31% and 20%, respectively, of our total revenues. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

In addition, a number of our customers, particularly for our hosted services business and in the technology industry, have also suffered from falling revenue. Especially in the telecommunications industry, which, during the three months ended September 30, 2004, accounted for approximately 55% of the revenues from our top ten customers and for the fiscal years ended December 31, 2003, 2002 and 2001 accounted for approximately 53%, 44% and 55%, respectively, of the revenues from our top ten customers. The relative financial performance of our customers will continue to impact our sales cycles and our ability to attract new business. Worldwide technology spending has also decreased in recent quarters across all industries. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer could reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

Under California law, in connection with our charter documents and indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. We have made payments and may continue to make payments in connection with the indemnification of officers and directors in connection with lawsuits and possibly pending investigations. See “Lingering effects of the recent SEC investigations could cause further disruption in our operations and lead to a decline in our financial results” on page 36. However, it is unlikely that our director and officer liability insurance will be available to cover such payments.

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

In 2002, we incurred a number of restructuring charges related to the resizing of our business given market conditions and the current operating environment. These efforts included additional facilities and equipment lease terminations, continuing expense management and headcount reductions. In 2003, we continued to restructure our operations including consolidating some office locations and reducing our global workforce by approximately 175 positions, or approximately 30% of the workforce. In 2004, we expanded our restructuring activities in an effort to reduce both short-term and long-term cash requirements. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the elimination of approximately 20% of employee positions and reduced use of third party contractors. We expect to continue to make determinations about the strategic future of our business and operations, and our ability to execute on such plans effectively and to make such determinations prudently could affect our future operations. A failure to execute successfully on such plans and to plan appropriately could cause or expenses to continue to outpace our revenues and our financial condition could significantly decline.

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

We derived 54%, 62% and 68% of our revenues from international sales in 2002, 2003 and the nine months ended September 30, 2004. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. In particular, in 2002 we purchased the remaining interests of our joint venture partners for our operations in Japan. We hope to expend revenues and plan to increase resources to grow our operations in the Asian market. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

Following the conversion of the notes held by the General Atlantic Investors and the Cheung Kong Investors into Series E preferred stock and the amendment of the terms of our Series D preferred stock, the General Atlantic Investors beneficially own approximately 25.5% of our outstanding securities (which represents approximately 18.6% of the voting power) and the Cheung Kong Investors beneficially own approximately 22.6% of our outstanding securities (which represents approximately 26.8% of the voting power). In addition, the holders of our Series D preferred stock, which is controlled by the General Atlantic Investors, are entitled to elect one director and the Cheung Kong Investors have the right to nominate one director. As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, will have the ability, acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could delay or prevent a change in control or depress our stock price.

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

The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the third quarter of 2004, the closing sale prices of our common stock on the

Nasdaq National Market ranged from $0.59 on September 27, 2004 to $1.33 on July 1, 2004. Our stock price may further decline or fluctuate in response to any number of factors and events, such as announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table presents the hypothetical changes in fair value in our outstanding convertible subordinated notes at September 30, 2004. The value of theinstrument is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points BPS), 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the traded fair market value of the notes (in thousands):

	Valuation of Borrowing Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rate	Valuation of Borrowing Given an Interest Rate Increase of X Basis Points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
5 3/4% convertible subordinated notes	$4,360	$4,350	$4,339	$4,329	$4,319	$4,308	$4,298

As of September 30, 2004, we had cash and cash equivalents of $20.2 million and no investments in marketable securities. Our long-term obligations consist of our $5.6 million five-year, 5 3/4% Convertible Subordinated Notes due April 2005 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

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

As a result of this initiative, which we began in May 2004, we have engaged outside consultants and adopted a project work plan to assess the adequacy of our internal control over financial reporting, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We may discover significant deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We are focusing on matters relating to segregation of duties, the level of manual control processes, the consistency of use of systems and policies and documentation of controls and procedures. We have incurred, and expect in the future to incur, additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation in order to comply with the management certification requirements. We believe it is likely that sufficient deficiencies will be identified or that we will be unable to complete all of our testing and any remediation either of which may prevent compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules promulgated under it. If our management or auditors determine that our controls are not effective as defined in Section 404, investors may lose confidence in our internal control and we may become subject to regulatory sanctions or investigations, which could harm our operating results and the market price of our common stock.

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

Action in the Superior Court of San Diego. On December 24, 2003, we were named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including ourselves, and various other unnamed defendants. The operative complaint alleges that we, as Peregrine’s customer, engaged in a fraudulent transaction with Peregrine that was not accounted for by Peregrine in conformity with GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine approximately one year later in August 2001. The operative complaint alleges causes of action against us for fraud and deceit, violations of California Corporations Code provisions regarding aiding and abetting securities fraud, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. We believe the claims are without merit and intend to defend ourselves vigorously. Litigation in this matter is ongoing.

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

On August 9, 2004, the Company received a demand letter from the Cable & Wireless Liquidating Trust, or the Trust, notifying the Company of the Trust’s claim that Cable & Wireless, USA, Inc. made a preferential payment to the Company of approximately $1.1 million within the 90-day preference period before Cable & Wireless filed for bankruptcy. The Company does not believe that it received any preferential payments from Cable & Wireless and communicated its position to the Trust in a letter dated September 3, 2004. To the Company’s knowledge, no formal proceedings have been commenced based on this dispute. However, the Company intends to defend itself vigorously if the Trust pursues this claim.

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

Other Contractual Obligations. Our other contractual obligations total approximately $5.2 million at September 30, 2004. These obligations are primarily associated with the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for our hosted operations. These obligations are expected to be completed over the next 4 years, including $2.4 million for the remainder of 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Equity Securities.

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

On July 9 and August 11, 2004, pursuant to a settlement agreement with MBCP PeerLogic LLC and other named plaintiffs in a lawsuit in the U.S. District Court for the Southern District of New York against us and certain of our former officers, we exchanged a total of 86,232 shares of Series D preferred stock for 829,873 shares of Series E preferred stock. The plaintiffs’ claims against us were voluntarily dismissed with prejudice, and without costs or attorneys’ fees to any party. Our counterclaims against plaintiffs were also dismissed with prejudice, and without costs or attorneys’ fees to any party. We relied on Section 4(2) of the Securities Act and Regulation D promulgated under that Act to effect this exchange.

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

None.

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

Item 5. Other Information.

On October 29, 2004, we entered into a severance agreement with Tracy Currie regarding the termination of his employment on January 2, 2005. This agreement restates Mr. Currie’s right to receive $125,000 severance pay, representing six months’ salary, as provided in his existing employment contract less $13,000 for money owed to us. The agreement also grants Mr. Currie 20,000 shares of restricted stock, provided that he successfully transitions his responsibilities to others by his termination date as determined by our chief executive officer. The agreement restates that Mr. Currie has a 90-day period in which to exercise all stock options, as provided in his employment contract. Mr. Currie also executed a release of all claims against us.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

10.69	Critical Path, Inc. Amended and Restated 1998 Stock Plan Notice of Restricted Stock Award

10.70	Nonstatutory Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004

10.71	Incentive Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004

10.72	Restricted Stock Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004

10.73	Nonstatutory Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective August 16, 2004

10.74	Restricted Stock Agreement by and between the Registrant and Mark Ferrer for grant effective August 16, 2004

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Severance Agreement and Release of Claims by and between the Registrant and Tracy Currie dated October 29, 2004.

(b) Reports on Form 8-K.

•	On July 2, 2004, the Company filed a Current Report on Form 8-K announcing that the shareholders of the Company had approved all seven proposals by the requisite vote at the special meeting of shareholders.

•	On July 9, 2004, the Company filed a Current Report on Form 8-K containing a press release dated July 8, 2004 announcing that its transferable subscription rights to purchase Series E Preferred Stock in the previously announced rights offering would be quoted on the OTC Bulletin Board.

•	On July 19, 2004, the Company filed a Current Report on Form 8-K containing a press release dated July 16, 2004 announcing that its previously announced rights offering to purchase Series E Preferred Stock, which had been scheduled to expire on July 16, 2004, had been extended to August 2, 2004.

•	On July 28, 2004, the Company filed a Current Report on Form 8-K furnishing a press release announcing the preliminary unaudited financial results for its fiscal quarter ended June 30, 2004.

•	On September 10, 2004, the Company filed a Current Report on Form 8-K announcing that it had received written notification from Nasdaq that the Company’s bid price for its common stock for 30 consecutive days closed below the minimum requirement for continued listing.

•	On September 27, 2004, the Company filed a Current Report on Form 8-K announcing that Steven R. Springsteel determined not to stand for re-election to the Company’s board of directors.

•	On October 28, 2004, the Company filed a Current Report on Form 8-K furnishing a press release announcing the preliminary unaudited financial results for its quarter ended September 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL PATH, INC.

By:	/s/ JAMES A. CLARK
James A. Clark
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: November 9, 2004

INDEX TO EXHIBITS

10.69	Critical Path, Inc. Amended and Restated 1998 Stock Plan Notice of Restricted Stock Award

10.70	Nonstatutory Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004

10.71	Incentive Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004

10.72	Restricted Stock Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004

10.73	Nonstatutory Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective August 16, 2004

10.74	Restricted Stock Agreement by and between the Registrant and Mark Ferrer for grant effective August 16, 2004

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Severance Agreement and Release of Claims by and between the Registrant and Tracy Currie dated October 29, 2004.