Form 10-K
period 2004-12-31
CRITICAL PATH INC
filed 2005-03-31
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to            .

Commission File Number 000-25331

CRITICAL PATH, INC.

(Exact name of Registrant as specified in its charter)

California	911788300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

350 The Embarcadero San Francisco, California	94105
(address of principal executive offices)	(zip code)

(415) 541-2500

(Registrant’s telephone number, including area code)

None

(Securities registered pursuant to Section 12(b) of the Act)

Common Stock, Series C

Participating Preferred Stock Purchase Rights

(Securities registered pursuant to Section 12(g) of the Act and Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant was approximately $28,189,916 as of June 30, 2004, based on the closing price of the Common Stock as reported on the Nasdaq National Market for that date. Shares of common stock held as of June 30, 2004 by each director and executive officer of the Registrant, as well as shares held by each holder of more than 10% of the common stock known to the Registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

There were 29,784,123 shares of the Registrant’s Common Stock issued and outstanding on March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement (the “Proxy Statement”) to be mailed to shareholders in connection with its 2005 annual meeting of shareholders are incorporated by reference into Part III of this report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be part of this report.

Critical Path, Inc.

This Annual Report and the following disclosure contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” “proposed,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our ability to operate in the future, our ability to obtain funding, the adequacy of funds to meet anticipated operating needs, our future strategic, operational and financial plans, possible financing, strategic or business combination transactions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, the continued seasonality of our business, plans related to sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, anticipated restructuring and costs associated with our leases for our current facilities, our litigation strategy, use of future earnings, the features, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense reduction, the anticipated effect of the transition of our hosted messaging environment from an out-sourced model to one that we perform in-house, the effect of the repayment of debt, our ability to improve our internal control over financial reporting, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, our management of expenses and restructuring activities, failure to obtain additional financing on favorable terms or at all, the effect of the conversion of our preferred stock, the liquidation preference of our preferred stock, the accrual of dividends for our preferred stock, risks associated with our internal controls over financial reporting and our ability to address any material weaknesses in our internal controls over financial reporting, risks associated with an inability to maintain continued compliance with Nasdaq National Market listing requirements and delisting actions by such market, difficulties of forecasting future results due to our evolving business strategy, failure to meet sales and revenue forecasts, the emerging nature of the market for our products and services, turnover within and integration of senior management, board of directors members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which we do business, risks associated with our international operations, inability to predict future trading prices of our common stock which have fluctuated significantly in the past, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Additional Factors That May Affect Future Operating Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

PART I

ITEM 1. BUSINESS

Overview

We deliver software and services that enable the rapid deployment of highly scalable valued-added solutions for messaging and identity management. Our messaging and identity management solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs. Our messaging solutions, which are available both as licensed software and as hosted services, provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. Our identity management solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates, and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, suppliers, and customers.

Messaging. Our messaging applications are typically licensed by telecommunications carriers, service providers and government agencies, and some highly distributed enterprises for deployment in their data centers. These licenses are usually sold as a perpetual license on a per-user basis, one for each person who might access the capabilities provided by the software. We also offer our messaging solutions as hosted services, where we provide access to and host email, personal information management such as calendar and contacts, resource scheduling, and “newsgroups” over the Internet and wireless networks for enterprises, telecommunications operators, and, for certain services, consumers. Unlike with licensed software, customers of these services do not need to install or maintain their own copies of the software. Instead, customers pay initial setup fees and regular monthly, quarterly or annual subscriptions for the services they would like to be able to access.

Identity management. Our identity management software is typically licensed by large enterprises, government agencies, and telecommunications carriers and is deployed on site in their data centers. Our identity management software is usually sold as a perpetual license according to the number of data elements and different business systems being managed. These layered applications are usually licensed per user.

Professional services. We offer a range of professional services designed to help our customers make more effective use of our products and services. Our licensed messaging and identity management software often require installation, migration and integration with customers’ existing infrastructure or customization to provide special features or capabilities. In addition, our consultants offer expertise and experience in designing and delivering new services that our customers can use to supplement their own resources.

Maintenance and support. We offer a variety of software support and maintenance plans that enable customers of our licensed software to receive expedited technical support and access to new releases of our software. Most customers initially subscribe to these services when purchasing our software and then renew their subscriptions on a regular basis.

Critical Path’s Products and Services

Our messaging solutions are designed to provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients and voice systems. Our messaging solutions can integrate with third-party applications and systems, enabling customers to protect existing investments and maintain flexibility to adapt to future needs. Our target markets for our messaging solutions include fixed line, broadband and wireless providers as well as some enterprises and government agencies.

In 2004, we began to focus our marketing and product development efforts in the messaging market on consumer messaging solutions for service providers. In order to communicate this focus to the marketplace, we introduced a new brand of solutions and new brand image in February 2005. The new brand—Memova™ —will be used with our messaging solutions, including Memova™ Messaging, Memova™ Mobile and Memova™ Anti-Abuse. The new Memova brand is intended to bring with it a more innovative, consumer-oriented image for us, better differentiating ourselves from our competitors and strengthening the market’s perception of the company as a provider of mobile and broadband messaging solutions for the consumer mass market.

Our identity management solutions are designed to extend these benefits of lower helpdesk costs, increased security and easier implementation of regulatory compliance to an organization’s applications, databases, directories and systems. Identity data, such as names, user ids, passwords, email addresses, phone numbers, group affiliations, roles and access rights, that are scattered throughout disparate data systems in an organization are consolidated according to highly customizable business rules into a consistent, accurate profile of each user. Then, using customer-specified policies, appropriate portions of this clean identity data are automatically distributed to all applications and systems that depend upon having accurate, up-to-date information about each user. This reduces the need for manual processes, reducing errors and delays that can add costs and make organizations less secure. Our target markets for our identity management solutions include enterprises, governments, carriers and service providers.

Messaging Solutions

Our messaging solutions include:

•	Memova™ Messaging—Provides email solutions and other value-added services that are accessible via wireless devices, the web, and desktop email clients such as Microsoft® Outlook®. Also provides scalability and reliability, advanced functionality and integrated anti-virus/anti-spam protection. Allows premium services to be delivered over SMS and WAP Push, including rich content, weather, sports, games and high-volume interactive voting.

•	Memova™ Mobile—Allows delivery of low-cost “push” email to simple, inexpensive mobile telephones that support MMS. Consumers can choose to have selected email from any POP-enabled email account pushed to their mobile phone and select which senders to allow on the device. The Memova™ Mobile service is simple to configure, using simple text messages from the user’s mobile phone with no software required on the device. Memova Mobile is currently in a number of customer evaluations and market trials and is not yet in commercial release.

•	Memova™ Anti-Abuse—Provides protection against spam, viruses and other malicious attacks before they can enter or exit the end-customer’s mail system. The product is built on our SMTP Relay Server and intelligently combines mail traffic analysis with third-party content analysis to deliver a high overall abuse capture rate at a low total cost of ownership. Additionally, we offer premium third-party services to further enhance layers of protection.

•	Personal Information Management—Allows delivery of an integrated suite of personal information services including email, calendar, address book, alerts and file sharing via wireless, voice, web and desktop clients. Centralizes and synchronizes personal data across applications and devices to help accelerate and simplify deployments, drive usage and consumption of data traffic, increase loyalty and reduce customer churn.

Our messaging solutions are comprised of integrated messaging application products that work together to share data in order to deliver an improved user experience and provide intelligent processing of messages. For example, a meeting in someone’s calendar can automatically trigger an alert that is dynamically routed to the user via email, wireless, or instant message, depending upon the time of day, subject, or other user-configured attributes. After reading the alert, the user can send messages to co-workers listed in his or her personal address book, the same one used by our other messaging applications. Providing these capabilities on an integrated basis can reduce the complexity of deployments, simplifies on-going support and reduces the total cost of ownership.

Our messaging application products include:

•	Critical Path Messaging Server—Highly scalable messaging server which enables the delivery of services from email and multimedia messaging services to unified messaging and next generation voicemail services. Can be deployed in many different configurations, from single-server deployments up through redundant, globally-distributed installations. We have proven scalability with customers that have developed our messaging server with installations of over 15 million users.

•	Critical Path Personal Information Management Suite—Our Personal Information Management suite, or PIM suite, includes the following products:

•	Critical Path Personal Address Book Server—Provides centralized storage of contact information used by our messaging applications. This enables customers to consolidate multiple address books into a single service with continuous access to private and shared address information, allowing important phone numbers or email addresses to be quickly obtained from desktop email clients in the office, web browsers at home, or from wireless phones while on the road. Includes support for integrating with third-party applications such as voice dialing.

•	Critical Path Calendar Server—Offers sophisticated collaboration features such as group scheduling and availability lookup and shared access to calendars and task lists.

•	Critical Path Internet File Server—Provides global sharing of files, both for enterprise collaboration and for extending MMS multimedia files to the web for easy storage and sharing. Provides web, wireless or voice interfaces as well as access via WebDAV-compliant desktop clients such as Microsoft Windows clients.

•	Critical Path Notification Server—Automatically generates alerts based on user-specified events in Critical Path and third-party applications. Routes and delivers alert messages via SMS, WAP Push, email, or instant messaging over AOL®, Yahoo!® or MSN® Instant Messaging.

Our messaging solutions are built upon an integrated technology base called the Critical Path Communications Platform. This platform is designed for high scalability and reliability as well as easy integration, deployment and flexibility. The Critical Path Communications Platform provides a wide range of functions that manage connectivity of web, wireless, and voice devices to applications. The following are the key components of the Critical Path Communications Platform:

•	Critical Path Presentation Server—Standards-based, carrier-class application server that enables the delivery of tightly integrated collaborative applications into a highly customized and personalized interface. This approach can help service providers differentiate offerings, stimulate usage and provide extensibility for future services. The Presentation Server is designed to provide single sign-on, an integrated user interface, dynamic tailoring according to classes of service selected, and access via web, wireless and voice devices for our applications. In addition, it enables the integration of third-party applications, providing a common interface for centrally configuring access to virtually any communications service that can be presented on a web or wireless device.

•	Critical Path Short Message Service (SMS) Access Server—Provides a bridge that connects the various incompatible SMS operator systems to create a single, common environment for delivering enhanced services to help drive traffic and create new revenue opportunities. Provides access to our email and address book applications from SMS phones and enables third-party applications to send and receive text messages for offering premium content and services such as weather, sports, games, and high-volume online voting.

•	Critical Path SyncML Server—Open, standards-based software server that enables the synchronization of contacts, events and tasks between wireless devices and the services provided by the Critical Path Personal Information Management, or PIM, solution. The SyncML Server is integrated with Critical Path’s carrier-grade PIM servers, the Critical Path Personal Address Book Server and Critical Path Calendar Server, to provide plug-and-play functionality.

Our messaging solutions are available as both licensed software for on-premise deployment, and as hosted services. Our licensed software and professional consultants help customers integrate our products into their other applications and systems and offer a wide range of options for customization. Our hosted services are designed to enable customers to outsource implementation and operation of advanced messaging services. These services also offer standards-based email service for carriers and service providers, Web hosting companies, Web portals and corporate enterprises providing accounts to their end-users for activities such as trading securities, shopping or participating in online communities. Specifically, our hosted messaging services include an extensive suite of messaging services, including email, calendaring, centralized address books, shared files, dynamic alerts and synchronization, that co-exist and interoperate with existing messaging systems. The benefits of this service includes predictable monthly costs, consistent reliability and professional billing, provisioning and reporting are designed to minimize the hassles of operations and to scale smoothly as the number and needs of users grow. Our hosted services can also be used as a backup for internal mail systems, enabling rapid restoration of mission-critical email connectivity in the event of a failure of a primary mail system.

Identity Management Solutions

Our identity management solutions include:

•	Data & Directory Integration—Assists organizations to reduce costs and improve the accuracy of information by consolidating critical data that are typically scattered throughout various business data systems into centralized profiles of each user. In addition, it allows business rules for updating this data to be established and enforced so that accurate, current information can be synchronized and distributed to all appropriate applications and systems. This enables applications such as whitepages directories to be deployed easily and reliably and for operating system infrastructure such as Microsoft’s Active Directory to be integrated with services from other vendors.

•	Profile Management—Assists organizations to reduce costs and decrease deployment time for new applications and services by centralizing the administration of user profiles containing identity information. Such accurate user data is crucial for security infrastructure such as single sign-on, public key infrastructure, or PKI, web access control, and consistent personalization of applications.

•	User Provisioning—Assists organizations to reduce costs of administering user accounts and to increase information security by consolidating user profiles and centralizing processes for provisioning and de-provisioning user accounts across applications and systems. Allows employees, contractors, partners and customers to be granted access to crucial information resources, or have access removed, quickly and accurately.

•	Password Management—Assists organizations to improve security and reduce helpdesk calls by automating and providing self-service interfaces for deploying passwords for each user across multiple applications and systems. Administrators can update passwords for all of a user’s applications, databases and operating systems from a central location. Users can take advantage of self-service interfaces to change passwords or reset forgotten passwords without requiring assistance from helpdesk or IT personnel. Automating such labor-intensive tasks reduces errors and frees up helpdesk staff for other activities, leading to a variety of potential benefits such as cost savings, increased user productivity and reduced security vulnerabilities.

Our identity management solutions are comprised of identity management application products that organize and manage user identity information, such as names, user ids, passwords, email addresses, telephone numbers, group affiliations, roles and access rights, for applications, databases, directories and operating systems. They offer high scalability, capable of supporting millions of entries with a single deployment.

Our identity management products include:

•

Critical Path Directory Server—Provides a highly scalable, central repository for user profile information and other data shared by multiple systems and applications. This high volume LDAP directory is deployed in numerous critical environments, including security infrastructure for enterprise intranets and extranets, online banking services, Internet postal services, telecommunications carriers and government services. Optional hot-standby support provides automatic failover and disaster recovery.

•	Critical Path Meta-Directory Server—Consolidates user identity information that is scattered among disparate data systems and integrates it according to highly customizable business rules into a consistent, accurate profile for each user. Then, using customer-specified policies, appropriate portions of this clean identity data are automatically distributed to all applications and systems that depend upon having accurate, up-to-date information about each user. This can reduce errors and delays that drive up helpdesk costs.

•	Critical Path Password Management—Provides centralized management and self-service administration of passwords for multiple applications and systems. Designed to help customers reduce burdens on helpdesks, increase user satisfaction and productivity as well as reduce vulnerability to out-of-date passwords.

Target Markets, Customers and Strategic Alliances

Customers and Target Markets

We offer messaging and identity management solutions to enterprises, wireless carriers and telecommunications providers, broadband companies and service providers, and government agencies and postal authorities.

•	Wireless Carriers and Telecommunications Providers—We believe that wireless carriers are looking for ways to deliver differentiated services that will spur consumption of data and voice traffic, enable new premiums to be charged, attract new subscribers and retain subscribers longer. We offer a broad range of rich, integrated messaging and collaboration applications, available as licensed software and hosted services, as well as identity management infrastructure that work together to share and process data. With a proven ability to scale up to millions of subscribers per installation and a dedication to open standards that provides extensibility and investment protection, our software enables carriers to deliver a wide range of customized services, such as email, personal information management, premium MMS and SMS services, and unified communications, to both consumers and business users from a single platform.

•	Broadband Companies and Service Providers—We believe that broadband providers such as cable, satellite and DSL operators are continually looking to offer differentiated services that can take advantage of the high bandwidth they are providing to their subscribers. Our flexible messaging solutions, available both as licensed software and as hosted services, enable multimedia content to be integrated with rich messaging and collaboration applications designed to create premium services that attract new subscribers, increase loyalty and retain subscribers longer. We believe flexibility and ease of deployment of our software enables providers to reliably and incrementally roll out new services as their business expands. Our scalability handles growing subscriber bases smoothly, and our ability to offer the services either as licensed software or as hosted services gives providers the flexibility to choose the delivery method that best suits their business.

•	Government Agencies and Postal Authorities—Governments and postal authorities are increasingly becoming providers of digital services, both internally for employees, contractors and suppliers as well as externally to citizens and residents. Delivering services on a national scale to highly distributed users depends upon having strongly-managed identities and robust communications. Our identity management solutions enable agencies to create centralized repositories of identity information for keeping track of which users are allowed access to which services, particularly for Web-based infrastructure. Our messaging solutions are used worldwide, particularly by postal authorities, to provide “email for life.” These messaging solutions, available as licensed software as well as hosted services, can enable agencies to significantly reduce the cost of providing email, personal information management and collaboration services to users across the country and around the world.

Enterprises—Our identity management solutions are designed to help enterprises reduce helpdesk costs and strengthen security infrastructure (particularly for single sign-on and access control for Web-based portals) with solutions for data and directory integration, user profile management, user provisioning and password synchronization. In addition, our hosted messaging solutions help enterprises reduce the cost of delivering new generations of messaging services while co-existing with Microsoft Exchange and other existing systems.

Strategic Alliances

A key element of our sales strategy is to expand distribution channels through strategic reseller or joint sales relationships. These alliances can provide access to a greater range of markets and customers by increasing the breadth of offerings that incorporate our products and services:

•	Systems Integrators—For many large enterprises and telecommunications carriers, our offerings are part of a larger solution. To provide the level of service required to bring together and implement such larger offerings, particularly for customers who require global coverage, we have allied with a number of systems integrators in the industry.

•	Solution Providers—Our technology is embedded into the solutions sold by a variety of companies. We believe these relationships enable our products to address a wider range of needs and, in many cases, provide access for follow-on sales of our other products.

Information regarding customers and sales by geographic area is included in Note 17—Product and Geographic Information in the Notes to Consolidated Financial Statements.

Sales and Marketing

Sales Strategies

Direct Sales. We maintain a direct sales force to introduce prospective customers and channel partners to our products and services and to work in tandem with our business partners. Our worldwide direct sales team is organized around our target markets in each of our key geographic regions. Currently, we have sales staff located in domestic offices in or near San Francisco, Dallas, Chicago, Atlanta and a variety of other cities that cover North America. Internationally we have members of our sales organization located in Brazil, Denmark, France, Germany, India, Ireland, Italy, the Netherlands, Spain, Sweden, Switzerland, Indonesia, Australia and the United Kingdom that cover Southeast Asia, China, Europe, Africa and Latin America.

Channel Sales. We actively embrace sales alliances with specialized technology and service firms in a variety of channels in order to increase our presence and share in our target markets. Our flexible, customizable solutions are well suited for these firms and channel delivery, offering numerous opportunities for adding value through consulting services and integration with complementary products. We team with global system integrators, or SIs, independent software vendors, or ISVs, original equipment manufacturers, or OEMs, and hardware vendors.

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

Competition

Although we are not aware of any one company that directly competes with every one of our products and services, we face a different set of competitors in each of our lines of business. Our messaging solutions compete against offerings from Openwave Systems Inc., Sun Microsystems’ Sun ONE software division (formerly iPlanet), Microsoft Corporation, Mirapoint Inc. and IronPort Systems, Inc., as well as with a variety of smaller product suppliers. In the identity management market, we compete primarily with Sun Microsystems’ Sun ONE software division (formerly iPlanet), IBM Corporation, Microsoft Corporation, Novell Corporation, Siemens Corporation and Computer Associates, as well as various small identity management application vendors. In the market for outsourced hosted email services, we compete with such corporations as Outblaze Limited, BlueTie, Inc. and other smaller application service providers offering hosted Microsoft Exchange services.

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

We believe that competitive factors affecting the market for our communications solutions include:

•	total cost of ownership and operation;

•	Solution orientation of messaging of offerings that allow deployment with limited customization;

•	breadth of platform features and functionality;

•	ease of integration and deployment into customers’ existing applications and systems;

•	scalability, reliability, performance and ease of expansion and upgrade;

•	ability to extensively customize, personalize and tailor solutions to different classes of users across multiple markets;

•	flexibility to enable customers to manage certain aspects of their systems internally and leverage outsourced services in other cases when resources, costs and time to market reasons favor an outsourced offering; and

•	perceived long-term stability of the vendor.

The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products and services currently compete favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors.

We believe competition will increase as current competitors increase the sophistication of their offerings, as new participants enter the market and as the market continues to grow, becoming increasingly attractive. Many current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Any delay in the development or introduction of products or services or updates, would also allow additional time for our competitors to improve their service or product offerings, and for new competitors to develop messaging and identity management products and services for our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our business to suffer.

Technology

Messaging

The Critical Path Communications Platform includes a range of tools and software development kits, or SDKs, that provide extensive customization and easy integration with third-party technologies. These components can be used on a standalone basis or together in many combinations, enabling us to deliver flexible solutions. The Critical Path Communications Platform operates on Sun Microsystems’ Solaris, Red Hat’s distribution of the Linux operating systems and HP’s HP-UX operating systems, with additional support for various components on IBM’s AIX and Microsoft’s Windows NT/2000.

We separate the construction and presentation of user interfaces for each application into a separate, highly extensible application server framework called Presentation Server. This approach enables the creation of customized, personalized application user interfaces to the Critical Path Communications Platform components and third party technologies through a powerful SDK. It offers mixed mode communications, so that services can be accessed from a multitude of devices ranging from the desktop, laptop, PDA, mobile handset or telephone using text, voice, and video. The Presentation Server is based on Java 2 Enterprise Edition, or J2EE, and Java Server Pages, or JSP, technologies, and supports Hypertext Markup Language, or HTML, Wireless Markup Language, or WML, VoiceXML and a range of other interface markup languages.

Our SyncML Server is a flexible engine for synchronizing information between server-based applications such as our messaging applications and client devices such as wireless phones. Our Short Message Service Access Server is a powerful application framework that enables the development of premium text messaging applications that send Short Message Service, or SMS, messages. The SMS Access Server includes an application development SDK, or SMASI, that applications can use to drive SMS traffic through all of the major SMS Center, or SMSC, operations software systems. Our SMS Access Server also includes WAP Push support to enable next generation wireless applications like premium Multimedia Messaging Service, or MMS, services.

Our Messaging Server is a scalable, standards-based, messaging server with a powerful native IMAP mail store and SMTP relay. Its advanced architecture allows single or multiple domains to be split over multiple servers, distributed geographically as well as setup as clusters. It also has support for security features including secure-socket-layer, or SSL as well as anti-virus and anti-spam filtering.

Our hosted messaging service is comprised of multiple groups of servers and routers acting as a single, virtual point of contact to customers for messaging services. All aspects of our hosted messaging service are, in turn, deployed in a redundant configuration with the goal that if any process or system goes down, another will be available to handle customer traffic seamlessly. This behavior is called “transparent failover” and is designed to increase the availability of messaging services to the customer. Our hosted messaging service also includes a dynamic load-balancing system that acts as proxy servers for firewall safety. The load balancers are configured in parallel so that if one goes down, the load is transferred to the remaining systems. We have created a proprietary account provisioning protocol for account creation and maintenance. This enables account transitioning from other services or legacy systems to be bulk-loaded, tested, replicated and deployed on our service automatically. This protocol addresses a critical time to market issue by helping organizations to quickly transition to new email systems based on standards promulgated by the Internet Engineering Task Force, including Internet Message Access Protocol, or IMAP, Post Office Protocol version 3, or POP3, and Simple Mail Transfer Protocol, or SMTP.

Our data centers provide high-speed connections to diverse backbone providers and robust network architecture and feature redundant systems for power; raised floors; seismically braced racks; fire protection; and physical security and surveillance 24 hours a day, seven days a week. In addition, we have a diverse set of firewall solutions that are specifically tailored for each of our hosted services. To enhance security for our network, we monitor the network hardware 24 hours a day, seven days a week. One of the important features of our messaging service is sophisticated spam blocking to help guard against unsolicited commercial email and virus scanning to help prevent the spread of Internet viruses and worms.

Identity Management

The Critical Path Directory Server provides a common store of user or resource information that can be accessed via standard LDAP and X.500 protocols. The Directory can be used to store user profiles, digital certificates from PKI software and eBusiness systems. The Directory can be distributed over multiple systems to provide improved performance and ease of replication and updates.

At the core of our Meta-Directory technology is an engine for gathering data about users from a variety of business systems, including the various components of the Critical Path Communications Platform. Our Meta-Directory comes with plug-in “connectors” for a wide range of systems including Sybase’s SQL Server,

Microsoft’s Exchange, Lotus Notes, and products from Oracle Corporation, Peoplesoft Corporation, Siebel Systems and mainframe applications. It also connects to all of the major directory systems on the market, including Critical Path’s Directory Server, Microsoft’s Active Directory, Novell’s eDirectory and iPlanet’s Directory Server. Meta-Directory also includes a powerful SDK that enables the development of custom connectors using Perl, Java, XML and SOAP, freeing customers from having to learn proprietary scripting languages. Critical Path’s Directory and Meta-Directory both incorporate security technology like SSL for secure transport and authentication.

We also offer a layered application called Critical Path Password Management. This software provides easy-to-use graphical interfaces for managing multiple passwords from a centralized location.

Research and Development

Our products and services are primarily based on systems that were internally developed or acquired through acquisitions.

We invested $19.6 million, $19.0 million and $21.0 million in research and development in 2002, 2003, and 2004, respectively. In addition, we incurred stock-based compensation expense of $1.2 million, $15,000 and $37,000 related to research and development during 2002, 2003, and 2004, respectively. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our products and services. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our products and services. The failure to adapt to such changes would harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to undertake substantial expenditures to modify or adapt our services or infrastructure.

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

We have registered “Critical Path” as a trademark and applied for registration of “Memova” in the United States. We have also registered and used “Critical Path” and are using and in the process of registering “Memova” in a variety of foreign countries where we have operations or do business. We plan to continue to enforce those marks and other trademarks in both the United States and internationally, although protection of the marks cannot be assured.

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

Employees

At December 31, 2004, we had 355 employees, including 150 in services and operations, 57 in sales and marketing, 94 in research and development and 54 in general corporate and administration. Our future success depends, in significant part, upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified and experienced technical, sales and managerial personnel. Competition for such personnel can be intense, and we cannot guarantee that we can retain our key technical and managerial employees or that we will be able to attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Geographic Information

A summary of domestic and international financial data is set forth in Note 17—Product and Geographic Information in the Notes to the Consolidated Financial Statements in Item. 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. A discussion of factors potentially affecting our domestic and international operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Additional Factors that May Affect Future Operating Results,” in Item. 7 of this Annual Report on Form 10-K, which is incorporated herein by reference.

SEC Filings and Other Available Information

We were incorporated in California in 1997. We file reports with the United States Securities and Exchange Commission, or SEC, including without limitation annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, we are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at the website address located at http://www.sec.gov.

Our telephone number is 415-541-2500 and our website address is located at http://criticalpath.net. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available free of charge through our website our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. In addition, we also make available on http://criticalpath.net our Code of Ethics and Business Conduct for Employees, Officers and Directors. This Code is also available in print without charge to any person who requests it by writing to:

Critical Path, Inc.

Corporate Secretary

350 The Embarcadero

San Francisco, CA 94105

ITEM 2. PROPERTIES

The following table sets forth the materially important facilities that we currently lease:

Location	Square feet	Lease term	Lease expiration	Option to renew	Primary use
San Francisco, California	63,467	4 years, 9 months	December 31, 2006 (a)	No	Corporate headquarters: selling, marketing, research and development, operations and general and administrative

Toronto, Canada	16,166	3 years	June 30, 2007	No	Marketing, research and development and operations

Dublin, Ireland	28,397	15 years	July 4, 2014	No	Selling, marketing, research and development, general and administrative

Turin, Italy	5,382	6 years	October 1, 2006	No	Selling, marketing and general and administrative

(a)

In September 2004, we received a courtesy notice from the landlord notifying us that the landlord had found a new tenant for our headquarters facility per the landlord’s substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path,, Inc. On March 15, 2005, we received the Substitution Notice from the landlord as required per the Amendment. In accordance with the Substitution Notice, we expect to relocate our headquarters facilities and move into new office space provided for us at 2 Harrison Street, Suite #200 by no later than June 29, 2005. The new facility to which we would relocate is approximately 23,000 square feet and would be leased for a term of one year and six months commencing July 1, 2005 and ending on December 31, 2006. In connection with the landlord’s substitution right and our relocation, we will be required to make a lease termination payment totaling approximately $1.3 million on June 1, 2005, however, the annual rent, on a cash basis, for our headquarters facility will decline from approximately $2.5 million per year to an amount that, although still under negotiation, we expect to be less than $0.6 million per year. Additionally, we will incur costs related to the physical move and build out of the new facility; however, we cannot currently estimate these costs as we have not yet engaged a moving company nor completed a detailed leasehold improvement plan. We currently believe that the $1.3 million lease termination payment will be accrued as a charge to our statement of operations during the three months ended March 31, 2005.

In addition to the facilities listed above, we also lease other facilities in the United States and Europe. In the United States we lease other facilities in the states of California, New Jersey, Georgia, Utah and Washington D.C. which are used primarily for selling, marketing and general and administrative purposes. In Europe, we lease other facilities in Britain, France, Germany, Italy, Spain and Sweden which are used primarily for selling, marketing, research and development and general and administrative purposes.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we have been subject to litigation including the pending litigation described below. Our current estimated range of liability related to some of the pending litigation below is based on claims for which we can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess our potential liability and revise our estimates. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, we are not a party to any other material legal proceedings.

Action in the Superior Court of San Diego. In December 2003, we were named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us, and various other unnamed defendants. The operative complaint alleges that we, as Peregrine’s customer, engaged in a fraudulent transaction with Peregrine that was not accounted for by Peregrine in conformity with generally accepted accounting principles (GAAP) and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine approximately one year later in August 2001. The operative complaint alleges causes of action against us for fraud and deceit, violations of California Corporations Code provisions regarding aiding and abetting securities fraud, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. Effective as of January 2005, the Company entered into a settlement agreement providing that the claims against us would be dismissed immediately without prejudice. Thereafter, upon our satisfaction of certain conditions, the plaintiffs are obligated to dismiss the claims with prejudice. Such conditions consist principally of informal discovery such as, for example, providing access to employees and consultants who may have knowledge relevant to the plaintiff’s continuing case against the remaining defendants and providing documents which may be relevant to such case. The settlement involved no cash or other financial consideration. We had not recorded a liability against this claim as of December 31, 2004.

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed against us, and certain of our former officers and directors and underwriters connected with our initial public offering (IPO) of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased our common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased our common stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. We have reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by us and no admission of liability. However, the settlement is subject to approval by the Court. We had not recorded a liability against this claim as of December 31, 2004.

Cable & Wireless Liquidating Trust. In August 2004, we received a demand letter from the Cable & Wireless Liquidating Trust, or the Trust, notifying us of the Trust’s claim that Cable & Wireless, USA, Inc. made a preferential payment to us of approximately $1.1 million within the 90-day preference period before Cable & Wireless filed for bankruptcy protection. We do not believe that we received any preferential payments from Cable & Wireless and communicated our position to the Trust in a letter dated September 3, 2004. To our knowledge, no formal proceedings have been commenced based on this dispute. However, we intend to defend ourselves vigorously if the Trust pursues this claim. We had not recorded a liability against this claim as of December 31, 2004.

The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm our business and financial condition. In particular, the lawsuits or the lingering effects of previous lawsuits and the now completed SEC investigation could harm relationships with existing customers and our ability to obtain new customers and partners. The continued defense of lawsuits could also result in the diversion of management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the settlements or the lawsuits could cause the price of our common stock to further decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits, and although we maintain adequate and customary insurance, the size of any such payments could seriously harm our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 16, 2004, we held our Annual Meeting of Shareholders to vote upon the following proposals:

(1) Elect six directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified;

(2) Approve (a) a capital restructuring proposal to permit the Board of Directors, in its sole discretion, to amend our Amended and Restated Articles of Incorporation to effect a reverse stock spit of Common Stock at a specific ratio to be determined by the Board of Directors within a range from 1-for-2 to 1-for-20; and (b) the form of the Certificate of Amendment to the Amended and Restated Articles of Incorporation by which the Board of Directors may consummate such action;

(3) Ratify the audit committee’s appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2004 fiscal year; and

Each of the proposals listed above passed with the following votes as set forth in the tables below:

Proposal		For	Withhold
Proposal (1)	William E. McGlashan Jr.	54,669,257	11,649,431
	Mark J. Ferrer	66,206,925	111,763
	Peter L.S. Currie	66,155,591	163,097
	Ross Dove	65,968,725	349,963
	Frost R.R. Prioleau	65,922,304	396,384
	Michael J. Shannahan	66,192,078	126,610

Mr. Tom Tinsley’s term as a director continued after the meeting as the designee of the Series D Cumulative Redeemable Convertible Preferred Stock (Series D preferred stock).

Proposal	For	Against	Abstain
Proposal (2)	65,953,277	317,936	47,475
Proposal (3)	66,249,891	60,451	8,346

There were no broker non-votes for any of the proposals.

Executive Officers and Other Key Employees

The executive officers and other key employees of Critical Path and their ages as of March 15, 2005 are as follows:

Name	Age	Position
Mark J. Ferrer	45	Chief Executive Officer and Chairman
James A. Clark	48	Executive Vice President and Chief Financial Officer
Michael J. Zukerman	45	Executive Vice President, General Counsel and Secretary
Menelaos (Michael) Serbinis	31	Chief Technology Officer and EVP of Marketing
Barry Twohig	37	Executive Vice President, Engineering
Mark Palomba	46	Executive Vice President, WW Services, Support and Asia Pacific

Mark J. Ferrer has served as Chief Executive Officer since the end of March 2004, as a director since May 2004 and as Chairman since February 2005. Prior to joining Critical Path, Mr. Ferrer served as president and chief executive officer of Vastera, Inc. from February 2002 to November 2003 and prior to that as its president and chief operating officer from December 1999 to November 2003. From April 1998 to December 1999, Mr. Ferrer held various management positions with the Baan Company, serving as president of Baan Americas and as chief operating officer of Aurum Software. From June 1982 to April 1998, Mr. Ferrer served in various roles at IBM Corporation. Mr. Ferrer serves on the board of directors of Plateau Systems, a private company, and as chairman for Teach for America, DC, a not-for-profit corporation.

James A. Clark has served as Executive Vice President and Chief Financial Officer since February 2004. Prior to joining Critical Path, from January 2002 to October 2003, he was the chief financial officer at Diversified Healthcare Services, Inc., which was acquired by Fair Isaac Corporation. Before that, he was the chief financial officer at several software and services businesses, including StellarNet, Inc. from February 2001 to January 2002, Netopia, Inc. from November 1994 to February 2001 and Integral Systems, Inc from November 1985 to November 1994. He is a certified public accountant.

Michael J. Zukerman has served as Executive Vice President, General Counsel and Secretary since June 2001. From July 1999 to June 2001, he was vice president of business development for Driveway Corporation, a provider of web-based file storage services. Prior to that, Mr. Zukerman was senior vice president of business development, general counsel and secretary at Sega.com, Inc., from October 1996 to June 1999. From 1989 to October 1996, Mr. Zukerman was vice president and general counsel at Netopia, Inc. Prior to that, Mr. Zukerman was an attorney with Brobeck, Phleger & Harrison LLP.

Menelaos (Michael) Serbinis has served as Chief Technology Officer since February 2001. Mr. Serbinis joined Critical Path as its Chief Security Officer in March 2000 and served in this capacity until February 2001. From November 1997 to March 2000, Mr. Serbinis was the chief technology officer of The docSpace Company, which he co-founded in November 1997. From September 1996 to October 1997, Mr. Serbinis was a software engineer for Total Control, a subsidiary of General Electric. From April 1996 to August 1996, Mr. Serbinis was responsible for search engine engineering at Zip2 Corporation.

Barry Twohig has served as Executive Vice President, Engineering since October, 2002 and as Vice President, Messaging since November 2000, after joining the Company as a result of the acquisition of ISOCOR Corporation, where he held Director of Engineering and other engineering management positions, since February 1995. From August 1988 to January 1995, Mr. Twohig served in various roles at Retix Corporation.

Mark Palomba joined Critical Path in May 2004 as Executive Vice President, Worldwide Services, Support and Asia Pacific. Prior to joining Critical Path, Mr. Palomba served as Senior Vice President, Global Operations at Vastera, Inc. from February 2000 to December 2003. Prior to joining Vastera, Mr. Palomba served as Senior Vice President of Consulting for Baan Americas, a software company from January 1999 to February 2000 and as Vice President of Consulting, Client Services for Aurum Software from July 1998 to January 1999. From 1982 to July 1998, Mr. Palomba held numerous positions with the IBM Corporation.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq National Market under the symbol “CPTH” since March 1999. For the periods indicated, the following table presents the high and low sale price per share of our common stock (as adjusted to reflect the reverse stock split of our authorized and outstanding common stock in August 2003) as reported on the Nasdaq National Market.

	Fiscal year 2003		Fiscal year 2004
	High	Low	High	Low
First fiscal quarter ended March 31	$3.92	$1.96	$2.66	$1.21
Second fiscal quarter ended June 30	4.76	2.80	5.46	1.25
Third fiscal quarter ended September 30	6.96	2.38	1.44	0.59
Fourth fiscal quarter ended December 31	3.30	1.10	1.54	0.60

Holders

We have only one class of common stock and as of March 1, 2005, there were approximately 1,162 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of our shareholders.

Dividend Policy

We have never declared or paid any dividends on our common stock nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the operations and any expansion of our business. Currently, our credit facility with Silicon Valley Bank prohibits the declaration of dividends absent their consent and an affirmative vote of the holders of a majority of the outstanding Series D preferred stock and holders of a majority of the outstanding Series E Redeemable Convertible Preferred Stock (Series E preferred stock) shall be a prerequisite for the payment of dividends on our common stock. In addition, we are required to pay all accrued and unpaid dividends of our Series D preferred stock and Series E preferred stock before declaring or paying dividends on our common stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements and other factors our Board of Directors deems relevant.

Sales of Unregistered Securities and Purchases of Equity Securities

During the three months ended December 31, 2004, we did not sell any equity securities that were not registered under the Securities Act nor did we repurchase any of our equity securities. However, during the fiscal year ended December 31, 2004, the period covered by this report, we had sales of unregistered equity securities and made repurchases of our equity securities. These transactions are disclosed in our quarterly reports on Form 10-Q as filed with the SEC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data during the five fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004 and selected consolidated balance sheet data at December 31, 2000, 2001, 2002, 2003 and 2004 have been derived from our audited consolidated financial statements. The 2003 and 2004 consolidated balance sheet data and the 2002, 2003 and 2004 consolidated statement of operations data are derived from the audited consolidated financial statements presented herein. The data set forth below should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal years ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share amounts)
Consolidated statement of operations data:
Net revenues	$135,653	$104,173	$87,133	$72,297	$71,072
Cost of net revenues	121,921	123,041	70,422	48,284	48,552

Gross profit	13,732	(18,868)	16,711	24,013	22,520
Operating expenses (a)	1,831,449	222,830	122,105	74,884	63,924

Operating income (loss)	(1,817,717)	(241,698)	(105,394)	(50,871)	(41,404)
Interest and other income (expense) (b)	(28,235)	169,440	(11,538)	(10,406)	(9,481)

Loss before provision for income taxes	(1,845,952)	(72,258)	(116,932)	(61,277)	(50,885)
Provision for income taxes	(6,513)	(7,206)	(979)	(856)	(1,112)

Net loss	(1,852,465)	(79,464)	(117,911)	(62,133)	(51,997)
Accretion on mandatorily redeemable preferred stock (c)	—	(356)	(13,904)	(12,446)	(14,565)

Net loss attributable to common shares	$(1,852,465)	$(79,820)	$(131,815)	$(74,579)	$(66,562)

Basic and diluted net loss attributable to common shares	$(122.68)	$(4.32)	$(6.78)	$(3.73)	$(3.15)

Basic and diluted weighted average shares outstanding	15,100	18,495	19,445	20,020	21,123

	At December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities (d)	$216,452	$69,165	$43,071	$18,984	$23,239
Working capital (d)	186,777	57,983	19,961	1,876	2,683
Goodwill and other intangible assets (e)	124,094	48,641	6,613	6,613	6,613
Total assets	497,610	199,952	104,006	67,725	69,199
Current liabilities
Convertible subordinated notes payable (f)	300,000	38,360	38,360	38,360	5,565
Capital lease obligations, long-term portion	4,687	1,149	1,332	1,295	—
Mandatorily redeemable preferred stock (c)	—	306	14,210	30,411	122,377
Shareholders’ equity (deficit)	113,104	108,972	(8,554)	(77,242)	(112,189)

(a)	For the year ended December 31, 2000, operating expenses include a $1.3 billion charge related to impairment of intangible assets including the deferred costs associated with our ICQ and Qwest relationships and amortization of goodwill totaling $341.7 million. On January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we ceased amortizing goodwill.

For the year ended December 31, 2001, operating expenses include a $26.6 million charge related to impairment of certain long-lived assets, an $18.3 million charge related to costs incurred in connection with strategic restructuring activities (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements) and amortization of goodwill totaling $0.6 million.

For the year ended December 31, 2002, operating expenses include a $3.2 million charge related to costs incurred in connection with strategic restructuring activities (see also Note 3—Strategic Restructuring 4 in the Notes to Consolidated Financial Statements).

For the year ended December 31, 2003, operating expenses include a net $8.1 million charge related to costs incurred in connection with strategic restructuring activities. This charge was partially offset by the reversal of $1.2 million in restructuring expenses recorded in the years ended December 31, 2001 and 2002 because it was determined that these amounts would not be paid in the future (see also Note 3]—Strategic Restructuring 4 in the Notes to Consolidated Financial Statements). Additionally, operating expenses include a charge for the settlement of litigation totaling $5.1 million (see Note 12—Commitments and Contingencies in the Notes to Consolidated Financial Statements).

For the year ended December 31, 2004, operating expenses include a net $3.4 million charge related to costs incurred with strategic restructuring activities, stock-based expenses of $1.8 million primarily related to the severance agreement with our former chief executive officer and a $2.0 million charge to fully reserve a note receivable with a former officer that we have deemed uncollectible. The restructuring charge was partially offset by the reversal of $2.3 million in restructuring expenses recorded in the year ended December 31, 2001 related to the anticipated disposition of certain capital assets (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements).

(b)	For the year ended December 31, 2001, interest and other income (expense) include a gain of $179.3 million, net of applicable taxes and write downs of related debt issuance costs, recognized on the retirement of $261.4 million of face value of convertible subordinated notes.

For the year ended December 31, 2003, interest and other income (expense) include a gain of $3.8 million related to the early release of escrow funds related to the acquisition of The docSpace Company (see also Note 7—Related Party Transactions in the Notes to Consolidated Financial Statements).

For the year ended December 31, 2004, interest and other income (expense) include a $12.8 million charge for loss on extinguishment of debt taken in connection with the conversion of approximately $32.8 million of convertible notes payable into 21.9 million shares of Series E preferred stock (see also Note 13—Mandatorily Redeemable Preferred Stock in the Notes to Consolidated Financial Statements).

(c)	During the years ended December 31, 2001 and 2003 we issued in aggregate, a total of approximately 4.2 million shares of Series D preferred stock in connection with certain financing activities and a litigation settlement and in the year ended December 31, 2004 we issued approximately 55.9 million shares of Series E preferred stock in connection with the conversion of certain of our outstanding notes payable and the rights offering. The accretion on mandatorily redeemable preferred stock represents the dividends accrued and accretion of the beneficial conversion feature during such periods.

The mandatorily redeemable preferred stock represents the value of the outstanding Series D and E preferred stock at the years ended December 31, 2001 to 2004 (see also Note 13—Mandatorily Redeemable Preferred Stock in the Notes to Consolidated Financial Statements). The embedded derivative liability has been reclassed for the years ended December 31, 2001, 2002 and 2003 to conform to the December 31, 2004 presentation.

(d)	See the discussion of Liquidity and Capital resources in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(e)	See Note 7—Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements).

(f)	During the year ended December 31, 2001, we retired $261.4 million of face value of convertible subordinated notes and during the year ended December 31, 2004, $32.8 million of the convertible subordinated notes converted to shares of Series E preferred stock (see also Note 13—Mandatorily Redeemable Preferred Stock in the Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We deliver software and services that enable the rapid deployment of highly scalable value-added solutions for messaging and identity management. Our messaging and identity management solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs. Our messaging solutions, which are available both as licensed software and as hosted services, provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. Our identity management solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates, and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, suppliers, and customers.

Our target markets for our messaging and identity management solutions include wireless carriers and providers as well as enterprises and government agencies. We generate most of our revenues from telecommunications operators and from large enterprises. We believe wireless carriers, Internet service providers, or ISPs, and fixed-line service providers purchase our products and services primarily to offer new services to their subscribers. While they may also purchase our products and services to lower their cost of operating existing services or infrastructure, their spending is often tied to the level of investment they are willing to make on new revenue-generating services. Large enterprises typically buy our products and services to reduce their costs of operations particularly for handling distributed workforces or consolidations of multiple organizations, improve the security of their infrastructure, facilitate compliance with new regulatory mandates, and to enable new applications to be deployed for their employees or users.

We generate revenues from four primary sources:

Software license sales. Our messaging applications are usually sold as a perpetual license on a per-user basis, one for each person who might access the capabilities provided by the software. Our identity management software is usually sold as a perpetual license according to the number of data elements and different business systems being managed. These layered applications are usually licensed per user.

Hosted messaging services. For our hosted messaging services, customers pay initial setup fees and regular monthly, quarterly or annual subscriptions for the services they would like to be able to access.

Professional services. We offer a range of different services designed to help our customers make more effective use of our products and services. Our licensed messaging and identity management software often require integration with customers’ existing infrastructure or customization to provide special features or capabilities. In addition, our consultants offer expertise and experience in designing and delivering new services that our customers can use to supplement their own resources.

Maintenance and support services. We offer a variety of software support and maintenance plans that enable customers of our licensed software to receive expedited technical support and access to new releases of our software. Most customers initially subscribe to these services when purchasing our software and then renew their subscriptions on a regular basis.

We believe that wireless carriers and service providers are increasingly seeking to offer more differentiated services and diversify into new markets. In addition, enterprises and government agencies are faced with similar needs to deliver a broader range of information services while reducing the costs of operating such services and ensuring that privacy and security are maintained. We believe this provides a growth opportunity for the messaging and directory infrastructure market. However, the growth of this market and our business is also faced with many challenges, including the emerging nature of the market, the demand for licensed solutions for messaging and identity management products and outsourced messaging services, rapid technological change, competition and the recent decline in worldwide technology spending.

Restructuring Initiatives

We have operated at a loss since our inception and as of December 31, 2004, we had an accumulated deficit of approximately $2.3 billion, inclusive of a $1.3 billion charge for impairment of goodwill and other long-lived assets that we recorded in fiscal year 2000. We have undertaken numerous restructuring initiatives in an effort to align our operating structure not only to the business and economic environments through which we have operated but also in response to our changing business in an effort to generate net income. For example:

•	During 2001, we evaluated our various products, services, facilities and the business plan under which we were operating. In connection with this review, we implemented and substantially completed a strategic restructuring plan that involved reorganizing and refocusing our product and service offerings, a reduction in workforce and a facilities and operations consolidation. By the end of 2001, we had divested all of the products and services deemed to be non-core to our continuing operations, reduced headcount by 44%, reduced the number of facilities by 65% and implemented other cost cutting measures, resulting in a significant reduction in overall operating expenses.

•	During 2002, we restructured to reduce our expense levels to be consistent with the then current business climate and eliminated 39 positions and terminated additional leases.

•	During 2003, we continued our restructuring initiatives in an effort to further reduce our operating expense levels in an effort to achieve profitability and reduce our long-term cash obligations. We further consolidated office locations, restructured certain of our facility leases, reduced our global workforce by approximately 190 positions and outsourced certain positions and services to lower cost service providers.

•	During 2004, we expanded our restructuring activities in an effort to reduce both short-term and long-term cash requirements by focusing our business on messaging solutions for service providers. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area, the elimination of approximately 20% of our workforce and the reduced use of third party contractors. This effort began in August 2004 and continued into the first quarter of 2005. In 2004, we recorded a net restructuring charge of $3.6 million related to these activities. Included in this charge is a credit of approximately $2.3 million related to the adjustment of a restructure charge accrued in 2001 for the disposal of certain capital assets (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements for additional information with respect to our restructuring activities). At December 31, 2004, we had a $0.8 million liability related to our restructure activities, the majority of which we expect will be paid during 2005.

In September 2004, we received a notice from the landlord of our headquarters facility in San Francisco, California notifying us that the landlord had found a new tenant for our offices located at 350 The Embarcadero per the landlords substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path, Inc. (the Amendment). On March 15, 2005, we received the Substitution Notice from the landlord as required per the Amendment. In accordance with the Substitution Notice, we expect to vacate our facilities at 350 The Embarcadero and move into new office space provided for us at 2 Harrison Street, Suite #200 by no later than June 29, 2005. In connection with the landlord’s substitution right and our relocation, we will be required to make a lease termination payment totaling approximately $1.3 million on June 1, 2005; however, the annual rent, on a cash basis, for our headquarters facility will decline from approximately $2.5 million per year to an amount that, although still under negotiation, we expect to be less than $0.6 million per year. Additionally, we will incur costs related to the physical move and build out of the new facility; however, we cannot currently estimate these costs as we have not yet engaged a moving company nor completed a detailed leasehold improvement plan. We currently believe that the $1.3 million lease termination payment will be accrued as a charge to our statement of operations during the three months ended March 31, 2005.

In addition to these formal restructuring initiatives, we have sought to aggressively manage our cost structure, identifying incremental savings where possible. We intend to continue to aggressively manage our expenses while maintaining strong service levels to our customers.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1—The Company and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2004. We believe our most critical accounting policies and estimates include:

Revenue recognition. Our revenues are derived from four primary sources: software license sales, hosted messaging services, professional services and maintenance and support services. Revenues are recognized once the related products or services have been delivered and collection of the associated fees is considered probable.

•	Software license revenues are generated from the sale of our messaging and identity management products as well as the resale of third-party software under perpetual and term licenses. Software license revenues are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software to the customer has occurred and the collection of a fixed or determinable license fee is considered probable. We generally recognize license revenue from the sale of perpetual licenses upfront after the preceding criteria have been met while we recognize license revenue from the sale of term licenses ratably over the term of such licenses. Our revenue recognition policies require that revenues recognized from software arrangements be allocated to each undelivered element of the arrangement based on the fair values of the elements, such as post contract customer support, installation, training or other services.

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

•	Hosted messaging revenues are generated from fees for hosting services we offer related to our messaging and collaboration solutions, including but not limited to email, calendar, reserve and news groups. These are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a monthly basis over the term of the contract normally beginning with the month in which service delivery starts. Amounts billed or received in advance of service delivery, including branding and set-up fees, are initially deferred and subsequently recognized on a ratable basis over the expected term of the relationship normally beginning with the month in which service delivery starts.

•	Professional service revenues are generated from fees primarily related to training, installation and configuration services associated with implementing and maintaining our license software products for our customers. Professional service revenues are recognized in the period in which the services are performed.

•	Maintenance and support service revenues are generated from fees for post-contract customer support agreements associated primarily with our software license products. Maintenance services typically include rights to future update and upgrade product releases and dial-up phone services and the associated fees are typically paid up-front by the customer, deferred and recognized ratably over the term of the support contract, which is generally one year.

We also enter into arrangements that include multiple products and services where the services are deemed essential to the functionality of a delivered element, under such circumstances we normally recognize the entire arrangement fee using the percentage of completion method. Under this method, individual contract revenues are recorded based on the percentage relationship of the contract input hours incurred as compared to management’s estimate of the total input hours to complete the contract.

Estimating allowance for doubtful accounts and contingencies. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. For this reason, actual results could differ from those estimates. Management must make estimates surrounding their ability to collect revenues and related accounts receivable. Management specifically analyzes accounts receivable, historical and current economic trends, previous bad debts, customer concentrations, credit worthiness of customers, and payment terms of customer accounts, when evaluating adequacy of the allowance for doubtful accounts.

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

Valuation and impairment of long-lived assets and identifiable intangible assets. Finite-lived intangible assets are presented at cost, net of accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives of the assets, which has historically been between 3 and 5 years. We will record an impairment charge on finite-lived intangibles or long-lived assets when we determine that the carrying value of intangibles and long-lived assets may not be recoverable. Factors considered important which could trigger impairment, include, but are not limited to:

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

Stock-based compensation. We have historically applied the intrinsic value method of accounting provided under Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Our stock-based employee compensation plans are described more fully in Note 14—Shareholders’ Equity (Deficit) in the Notes to Consolidated Financial Statements.

Stock-based employee compensation cost is reflected in net loss, as some options granted under those plans had an exercise price less than the fair value of the underlying common stock on the date of grant and the shares of restricted stock granted under such plans have no exercise price. Such stock-based compensation is amortized using the straight-line method over the remaining vesting periods of the related restricted stock and options, which is generally two to four years.

Pro forma information regarding net loss and net loss per share can be found in Note 1—The Company and Summary of Significant Accounting Policies “Stock Based Compensation” in the Notes to Consolidated Financial Statements.

Beginning on July 1, 2005, we are required to adopt the provisions of SFAS No. 123R which eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. SFAS 123R will require entities to measure and recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. See section captioned “Recent Accounting Pronouncements” below.

Liquidity and Capital Resources

We have focused on capital financing initiatives in order to maintain current and planned operations. We have operated at a loss since inception and our history of losses from operations and cash flow deficits, in combination with our cash balances, raise concerns about our ability to fund our operations. Consequently, in the fourth quarter of 2003 and first quarter of 2004 we secured additional funds through several rounds of financing that involved the sale of senior secured notes, in the third quarter we completed a rights offering and in the fourth quarter of 2004 we drew $11.0 million from an $18.0 million round of debt financing. In March 2005, we drew down the remaining $7.0 million from the $18.0 million round of debt financing. We are not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in December 2007. If we are unable to increase our revenues or if we are unable to reduce the amount of cash used by our operating activities during 2005, we may be required to undertake additional restructuring alternatives, or seek additional debt financing although our ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness.” We do not believe equity financing on terms reasonably acceptable to us is currently available.

The following table sets forth our net losses attributable to common shareholders and the cash used to support our operating activities for the recent periods indicated:

	Fiscal year ended December 31,
	2002	2003	2004
	(in thousands)
Net loss attributable to common shareholders	$(131,815)	$(74,579)	$(66,562)
Net cash used by operating activities	(25,065)	(34,885)	(32,327)

With our history of operating losses and cash used to support our operating activities, our primary sources of capital have come from both debt and equity financings that we have completed over the past several years. Our principal sources of liquidity include our cash and cash equivalents. As of December 31, 2004, we had cash and cash equivalents available for operations totaling $23.2 million, of which $6.7 million was located in accounts outside the United States and which is not readily available for our domestic operations. However, we intend to pursue the investigation of restructuring our foreign subsidiaries which, if successful, may provide us easier access to the repatriation of a greater portion of the cash located in accounts outside the United States. Additionally, we are currently evaluating the newly enacted American Jobs Creation Act of 2004 (the AJCA) and are not yet in a position to decide whether, or to what extent, the AJCA will enable us to repatriate foreign earnings that have not yet been remitted to the United States. Accordingly, our readily available cash resources in the United States as of December 31, 2004 were $16.5 million, which included $11.0 million we drew from an $18.0 million round of debt financing completed in December 2004. As of December 31, 2004, we had cash collateralized letters of credit totaling approximately $2.7 million. This cash is recorded as restricted cash on our balance sheet and is not readily available for our operations; however, we believe that we will be able to reduce our letters of credit upon relocating our headquarters facility.

Based on our financing activities in the fourth quarter of 2004 and the draw in March 2005 of the remaining $7.0 million of the $18.0 million debt financing, we believe that we have sufficient cash to meet our cash operating requirements for the next 12 months, including the $1.3 million lease termination payment discussed above in the section captioned “Restructuring Initiatives” along with the $5.6 million repayment of our outstanding 5 3/4% Convertible Subordinated Notes (the 5 3/4% Notes) due on April 1, 2005 as well as the investments in capital equipment to support the transition our hosted messaging environment from an out-sourced model to one that we perform in-house and to support our on-going research and development efforts. For the long-term, we believe that our operating activities will be able to provide the liquidity and capital resources sufficient to support our business.

At December 31, 2004 we had no borrowings under our credit facility with Silicon Valley Bank because the borrowing availability had been eliminated and we were required to cash collateralize our letters of credit, totaling approximately $2.7 million. For additional information with respect to the credit facility, see Note 9—Credit Facility in the Notes to Consolidated Financial Statements.

Cash and cash equivalents

The following table sets forth a summary of our primary sources and uses of cash along with our cash and cash equivalents balance as of the dates indicated:

	Fiscal year ended December 31,
	2002	2003	2004
	(in thousands)
Beginning cash and cash equivalents	$59,463	$33,498	$18,984
Net cash used by operating activities	(25,065)	(34,885)	(32,327)
Net cash provided (used) by investing activities	(1,797)	6,332	(6,617)
Net cash provided (used) by financing activities	(781)	12,605	42,605

Net increase (decrease) in cash and cash equivalents	(27,643)	(15,948)	3,661
Effect of exchange rates on cash and cash equivalents	1,678	1,434	594

Ending cash and cash equivalents	$33,498	$18,984	$23,239

Total cash and cash equivalents increased from 2003 to 2004 primarily as a result of our financing activities, partially offset by cash used to support our operating and investing activities.

Net cash used by operating activities. Our operating activities used $32.3 million of cash during fiscal year 2004. This cash was used to support our net loss of $52.0 million, adjusted for non-cash items such as: a $12.8 million loss on the extinguishment of debt, depreciation and amortization of $10.3 million, decreases in the fair value of a preferred stock instrument of $(4.3) million, stock-based expenses of $1.9 million, a charge of $2.0 million to fully reserve a former officers note receivable and a ($1.6) million reduction in our restructure accrual; which totaled $31.1 million. Our net loss attributable to common shareholders was primarily a result of our operating costs, including both cost of revenues and operating expenses which are primarily comprised of employee costs, third party contractor costs and restructuring costs, being greater than our revenues.

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

	Fiscal year ended December 31,
	2002	2003	2004
	(in thousands, except DSOs)
Accounts receivable, net	$22,818	$16,880	$19,667
DSOs	94	76	91

DSOs increased from 2003 to 2004 primarily due to customers deferring payment as a result of their year-end cash management efforts as well as an increasing proportion of revenue from customers outside the United States to whom we generally offer payment terms customary to the region in which the customers are located. While these payment terms are normal within the region in which they are provided, they are generally longer than the terms offered to customers in the United States. We believe that our DSOs are within industry norms, given the regions in which we operate. However, to the extent our international revenues increase as a proportion of total revenues, our DSOs may also increase which would negatively impact our liquidity and capital resources.

A number of non-cash items, such as: depreciation and amortization, changes in the value of a preferred stock instrument, stock-based expenses, accretion related to our preferred stock, loss on extinguishment of debt and certain restructuring charges, have been charged to expense and impacted our net losses during the fiscal year ended December 31, 2004. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows. Our operating cash flows will be impacted in the future based on our operating results, our ability to collect our accounts receivable on an efficient basis, and the timing of payments to our vendors for accounts payable.

We face restrictions on our ability to use cash held outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold that cash. For example, our ability to use cash held in a given European subsidiary for any reason other than the operation of this subsidiary may result in certain tax liabilities and may be subject to local laws that could prevent the transfer of cash from Europe to any other foreign or domestic account. Additionally, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, contracts with vendors, and working capital, as a significant portion or our worldwide operations have a functional currency other than the United States dollar. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

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

Net cash provided (used) by investing activities. Our investing activities used $6.6 million of cash during the fiscal year ended December 31, 2004 primarily due to purchases of equipment totaling $4.2 million primarily used to support hosted messaging operations infrastructure and the $2.7 million cash used to collateralize our letters of credit for certain facility leases. We will be required to continue to make investments in capital equipment during 2005 as we transition our hosted messaging environment from an out-sourced model to one that we perform in-house and to support our on-going research and development efforts. We expect to fund these purchases through the use of our available cash resources or through leasing arrangements if available on terms we find acceptable. Additionally, we intend to fund through the use of our available cash resources leasehold improvements for the new office space into which we will be moving our headquarters facility in 2005.

Cash provided by financing activities. Our financing activities provided $42.6 million of cash during the fiscal year ended December 31, 2004 primarily as a result of gross proceeds totaling $45.0 million from a combination of proceeds we received from the issuance of convertible notes and our rights offering and $1.0 million of proceeds from the issuance of our common stock through a combination of employee stock option exercises and activities under our employee stock purchase plan (ESPP) partially offset by $2.3 million of payments on our credit facility, $7.3 million of costs incurred in connection with our financing activities and $1.1 million of payments on our capital equipment leases.

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

During the fiscal year ended December 31, 2004, we raised gross proceeds of approximately $48.5 million of cash in connection with the following financing transactions:

•	10% Senior Convertible Notes (the Senior Notes)

In January 2004, we issued $15.0 million in principal amount of the Senior Notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P.

In March 2004, we issued $18.5 million in principal amount of the Senior Notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital.

At a special meeting of shareholders in July 2004, we received approval from our shareholders to convert the Senior Notes plus all accrued and unpaid interest, into Series E preferred stock at $1.50 per share. As a result of the conversion, there was no outstanding principal or interest outstanding related to the Senior Notes at December 31, 2004.

•	Rights Offering

In August 2004, we consummated a rights offering pursuant to which we issued 2.6 million shares of Series E preferred stock with a purchase price of $1.50 per share, representing approximately $4.0 million in gross proceeds excluding underwriter discounts and commissions and other costs incurred in connection with the rights offering.

•	13.9% Notes Payable (the 13.9% Notes)

In December 2004, we issued $11.0 million in principal amount of the 13.9% Notes, out of a total of $18.0 million, to General Atlantic Partners 74, L.P., Gapstar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG., Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Richmond III, LLC. In March 2005, we issued the remaining $7.0 million of these notes. The 13.9% Notes accrue interest at a rate of 13.9% per annum, however; we are not obligated to make interest payments on these notes prior to the maturity date of December 2007.

Ability to incur additional indebtedness

Under the terms of our line of credit, we are required to obtain the consent of Silicon Valley Bank to incur additional indebtedness. Additionally, under the terms of the Series D preferred stock and Series E preferred stock, we must seek the consent of the holders of a majority of our Series D preferred stock and the holders of a majority of our Series E preferred stock in order to incur any additional indebtedness.

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

Contractual Obligations and Commitments

The table below sets forth our significant cash obligations and commitments as of December 31, 2004.

		Fiscal year ended December 31,
	Total	2005		2006	2007	2008	2009	Thereafter
	(in thousands)
Convertible subordinated notes, including interest (a)	$5,725	$5,725		$—	$—	$—	$—	$—
Mandatorily redeemable preferred stock	187,581	—		—	—	187,581	—	—
13.9% Notes (b)	16,586	—		—	16,586	—	—	—
Operating lease obligations	18,147	5,593	(d)	3,284	1,973	1,311	1,104	4,882
Capital lease obligations	1,084	960		105	19	—	—	—
Other purchase obligations (c)	4,390	3,064		1,136	190	—	—	—

	$233,513	$15,342		$4,525	$18,768	$188,892	$1,104	$4,882

(a)	Includes the 5 3/4% Notes due April 2005 and related interest amounts. At a special meeting in July 2004, our shareholders approved the conversion of the majority of these and other notes into shares of Series E preferred stock, eliminating approximately $76.4 million of debt that existed at June 30, 2004.
(b)	Includes the principal and related interest amounts.
(c)	Represents certain contractual obligations related to licensed software, maintenance contracts and network infrastructure storage costs.
(d)	Included is a $1.3 million lease termination payment and expected future rent related to the relocation of our headquarters facility. In September 2004, we received a notice from the landlord of our headquarters facility in San Francisco, California notifying us that the landlord had found a new tenant for our offices located at 350 The Embarcadero per the landlords substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path, Inc. (the Amendment). On March 15, 2005, we received the Substitution Notice from the landlord as required per the Amendment. In accordance with the Substitution Notice, we expect to vacate our facilities at 350 The Embarcadero and move into new office space provided for us at 2 Harrison Street, Suite #200 by no later than June 29, 2005. In connection with the landlord’s substitution right and our relocation, we will be required to make a lease termination payment totaling approximately $1.3 million on June 1, 2005; however, the annual rent, on a cash basis, for our headquarters facility will decline from approximately $2.5 million per year to an amount that, although still under negotiation, we expect to be less than $0.6 million per year. Additionally, we will incur costs related to the physical move and build out of the new facility; however, we cannot currently estimate these costs as we have not yet engaged a moving company nor completed a detailed leasehold improvement plan. We currently believe that the $1.3 million lease termination payment will be accrued as a charge to our statement of operations during the three months ended March 31, 2005.

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

The following table sets forth our results of operations for the fiscal years ended December 31, 2002, 2003 and 2004.

	Fiscal year ended December 31,			Change
				2002 to 2003		2003 to 2004
	2002	2003	2004	$	%	$	%
	(in thousands, except per share amounts; unaudited)
NET REVENUE
Software licensing	$35,176	$22,104	$19,326	$(13,072)	-37%	$(2,778)	-13%
Hosted messaging	24,893	19,444	17,842	(5,449)	-22%	(1,602)	-8%
Professional services	11,593	12,315	12,829	722	6%	514	4%
Maintenance and support	15,471	18,434	21,075	2,963	19%	2,641	14%

Total net revenue	87,133	72,297	71,072	(14,836)	-17%	(1,225)	-2%

COST OF NET REVENUE
Software licensing	2,682	4,068	5,463	1,386	52%	1,395	34%
Hosted messaging	29,303	26,193	25,404	(3,110)	-11%	(789)	-3%
Professional services	10,020	12,203	11,939	2,183	22%	(264)	-2%
Maintenance and support	8,670	5,803	5,495	(2,867)	-33%	(308)	-5%
Amortization of purchased technology	18,522	—	—	(18,522)	-100%	—	0%
Stock-based expense	1,225	17	76	(1,208)	-99%	59	347%
Restructuring expense	—	—	175	—	0%	175	0%

Total cost of net revenue	70,422	48,284	48,552	(22,138)	-31%	268	1%

GROSS PROFIT	16,711	24,013	22,520	7,302	44%	(1,493)	-6%

OPERATING EXPENSES
Selling and marketing	43,604	31,224	22,703	(12,380)	-28%	(8,521)	-27%
Research and development	19,649	19,047	20,973	(602)	-3%	1,926	10%
General and administrative	22,128	12,603	15,005	(9,525)	-43%	2,402	19%
Amortization of intangible assets	24,773	—	—	(24,773)	-100%	—	0%
Acquisition-related retention bonuses	11	—	—	(11)	-100%	—	0%
Stock-based expense	8,772	5,124	1,839	(3,648)	-42%	(3,285)	-64%
Restructuring expense	3,168	6,886	3,404	3,718	117%	(3,482)	-51%

Total operating expenses	122,105	74,884	63,924	(47,221)	-39%	(10,960)	-15%

LOSS FROM OPERATIONS	(105,394)	(50,871)	(41,404)	54,523	-52%	9,467	-19%

Other income (expense), net	(7,358)	(8,026)	7,281	(668)	9%	15,307	-191%
Interest income	1,506	407	405	(1,099)	-73%	(2)	0%
Interest expense	(2,748)	(3,336)	(4,384)	(588)	21%	(1,048)	31%
Loss on extinguishment of debt	—	—	(12,783)	—	0%	(12,783)	0%
Equity in net loss of joint venture	(1,408)	—	—	1,408	-100%	—	0%
Gain (loss) on investments	(1,530)	549	—	2,079	-136%	(549)	-100%

Loss before income taxes	(116,932)	(61,277)	(50,885)	55,655	-48%	10,392	-17%

Provision for income taxes	(979)	(856)	(1,112)	123	-13%	(256)	30%

NET LOSS	(117,911)	(62,133)	(51,997)	55,778	-47%	10,136	-16%

Dividend and accretion on mandatorily redeemable preferred stock	(13,904)	(12,446)	(14,565)	1,458	-10%	(2,119)	17%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(131,815)	$(74,579)	$(66,562)	$57,236	-43%	$8,017	-11%

Net loss per share attributable to common shareholders	$(6.78)	$(3.73)	$(3.15)	$3.05	-45%	$0.57	-15%

Shares used in the per share calculations	19,445	20,020	21,123	575	-3%	1,103	6%

NET REVENUES

Total net revenues decreased slightly from 2003 to 2004 and from 2002 to 2003 primarily as a result of decreased revenue from the licensing of our messaging platform and the sale of our hosted messaging solutions partially offset by increased revenue from the sale of maintenance contracts and support services.

•	Software licensing. Software license revenues decreased in 2004 from 2003 primarily due to a $4.8 million decrease in license sales of our identity management software partially offset by a $2.0 increase in license sales of certain third party software and our messaging server. License sales of our identity management software decreased due to decreased sales to ISP and enterprise customers primarily as a result of increased competition and reduced sales focus on large enterprise opportunities in North America. License sales of the third party software we resell increased as a result of our customers searching for solutions that will protect their customers from spam and viruses sent via email over the Internet and license sales of our messaging server increased as a result of growing demand from our European ISP customers as their subscriber bases grew. Software license revenues decreased in 2003 from 2002 primarily due to the closing of fewer transactions with customers in 2003 as compared to 2002 as a result of our restructuring initiatives undertaken in early 2003 which resulted in fewer sales executives and employees in the field, weak economic conditions globally and political uncertainty in 2003 which caused customers to delay information technology spending, particularly in the telecommunications industry. The following table sets forth the components of our software license revenues for the periods indicated:

	Fiscal year ended December 31,						Change
	2002		2003		2004		2002 to 2003		2003 to 2004
	Total	%	Total	%	Total	%	$	%	$	%
	(in thousands)
Messaging server	$16,663	47%	$6,932	31%	$7,837	41%	$(9,731)	-58%	$905	13%
Identity management solutions	15,944	45%	10,102	46%	5,291	27%	(5,842)	-37%	(4,811)	-48%
Other	2,569	7%	5,070	23%	6,198	32%	2,501	97%	1,128	22%

	$35,176		$22,104		$19,326		$(13,072)	-37%	$(2,778)	-13%

•	Hosted messaging. Hosted messaging revenues decreased in 2004 from 2003 primarily due to customers terminating or reducing their hosted messaging services with us as a result of new competitors entering the market for hosted email services with lower cost, lower functionality products that may be more suited to our customer’s needs or customers terminating the email service offerings they sell to their end users. Hosted messaging revenues decreased in 2003 from 2002 primarily due to the loss of customers as a result of a delay in the release of a new hosted messaging platform as well as reduced volumes from existing customers. We expect hosted revenues will decline in 2005 as a result of the expiration of a certain customer’s contract at the end of our first fiscal quarter. The customer has decided not to renew the contract as a result of a change in their strategy with respect to their service offering.

•	Professional services. Professional services revenues increased in 2004 from 2003 primarily due to increased revenues in Europe as a result of repeat delivery of some or all of previously developed professional service solutions to our customers. Professional services revenues increased in 2003 from 2002 primarily due to improved utilization of existing internal professional services resources and additional projects associated with software license sales.

•

Maintenance and support. Maintenance and support revenues increased in 2004 from 2003 primarily due to favorable renewal rates of existing customers, the successful renewal of maintenance and support services with customers whose contracts had earlier expired, particularly in Europe, and the execution of new maintenance and support contracts associated with new license sales. Maintenance and support revenues increased in 2003 from 2002 due primarily to renewals of existing maintenance and support agreements and increased revenues from maintenance and support agreements with new and existing customers who were purchasing new software licenses.

The following table sets forth our total revenues by region for the fiscal years ended December 31, 2002, 2003 and 2004:

	Fiscal year ended December 31,						Change
	2002		2003		2004		2002 to 2003		2003 to 2004
	Total	%	Total	%	Total	%	$	%	$	%
	(in thousands)
North America	$40,461	46%	$27,102	37%	$21,117	30%	$(13,359)	-33%	$(5,985)	-22%
Europe	40,083	46%	39,629	55%	46,795	66%	(454)	-1%	7,166	18%
Latin America	2,736	3%	2,157	3%	1,529	2%	(579)	-21%	(628)	-29%
Asia Pacific	3,853	4%	3,409	5%	1,631	2%	(444)	-12%	(1,778)	-52%

Subtotal international	46,672	54%	45,195	63%	49,955	70%	(1,477)	-3%	4,760	11%

	$87,133		$72,297		$71,072		$(14,836)	-17%	$(1,225)	-2%

European revenues have increased as a proportion of our total revenues and grew in 2004 from 2003 primarily due to growing demand within our existing European customer base, revenue from new customers and revenue recognized from our hosted messaging services with T-Mobile and Virgin.net. Revenues in North America have decreased year-over-year and as a proportion of our total revenues primarily due to decreased license sales of our identity management software, as we have refocused our resources and efforts to our messaging products, as well as customer concerns with respect to our viability.

We typically experience an increase in our revenues during the fourth quarter with a corresponding decrease in revenues during the first quarter of the new fiscal year, generally as a result of seasonality, and we expect this trend to continue.

COST OF NET REVENUES AND GROSS MARGIN

Total cost of net revenues increased slightly in 2004 from 2003 primarily as a result of increased software licensing and restructuring costs partially offset by decreased costs for our hosted messaging, professional services and maintenance and support services.

•	Software licensing. Software license cost of revenues currently consist primarily of third-party royalty costs and historically had included product media duplication, manuals and packaging materials, personnel and facility costs. Software license cost of revenues increased in 2004 from 2003 primarily due to a $1.1 million increase in sales of third party software that we resell and the related increase in royalty costs associated with such sales. Software license costs increased in 2003 from 2002 due primarily to an increase in third party costs associated with certain license transactions that required us to purchase third party technology to integrate with our offering.

•

Hosted messaging. Hosted messaging cost of revenues consists primarily of costs incurred in the delivery and support of hosted messaging services, including equipment rental costs, depreciation and amortization expenses, employee related costs, Internet connection and co-location charges, maintenance costs as well as other direct and allocated indirect costs. Hosted messaging costs decreased in 2004 from 2003 primarily due to a $4.0 million decrease in depreciation and amortization expense as a result of the expiration of certain existing fixed assets as well as a $1.2 million decrease in co-location and connection fees as a result of the outsourcing of our hosted services. These reductions were partially offset by a $2.7 million increase related to the outsource service provider utilized to host our service as well as a $1.0 million increase in employee expenses as our hosted messaging staff increased to an average of 44 employees in 2004 from an average of 34 employees during 2003. Hosted messaging costs decreased in 2003 from 2002 primarily due to cost savings generated through our 2002 and 2003 restructuring initiatives, including the reduction in employees and related overhead and personnel costs of $0.9 million, the cancellation of certain outside consulting arrangements of $1.0 million, the sale or exit of several non-core services, the retirement of surplus network infrastructure equipment and software and the consolidation of data centers.

•	Professional services. Professional services cost of revenues consist primarily of employee related and third party contractor costs providing installation, migration, training services and custom engineering for both our hosted and licensed solutions as well as other direct and allocated indirect costs. Professional services costs decreased during 2004 from 2003 primarily due to offsetting variations in facility and employee-related costs as a result of our restructuring efforts. Professional services costs increased in 2003 from 2002 primarily due to $2.3 million in incremental consulting and personnel costs associated with a significant European services project partially offset by cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees and the reduction in related overhead and personnel costs.

•	Maintenance and support. Maintenance and support cost of revenues consists primarily of employee related and third party contractor costs related to the customer support functions for both our hosted and licensed solutions as well as other direct and allocated indirect costs. Maintenance and support costs decreased in 2004 from 2003 primarily due to a $0.4 million decrease in facility and other overhead related costs and a $0.3 million decrease in employee related costs partially offset by increased third party contractor costs. Maintenance and support staff decreased to an average of 28 employees in 2004 from an average of 33 employees in 2003. Maintenance and support costs decreased in 2003 from 2002 due primarily to cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees and the reduction in related overhead and employee related costs.

•	Amortization of purchased technology. Amortization of purchased technology represents the amortization of identifiable intangible assets related to existing technology in 2002 for some of our products acquired in fiscal year 2000. As of the end of 2002, these identifiable intangible assets had been fully amortized.

•	Stock-based expense. Stock-based expenses represent the charges recorded in connection with modifications made to employee stock option plans, stock option grants to non-employee contractors and warrants issued to third parties as well as amortization of certain stock-based compensation given to employees (see also Note 1—The Company and Summary of Significant Accounting Policies “Stock-Based Compensation” in the Notes to Consolidated Financial Statements). Stock-based expenses decreased in 2003 from 2002 primarily due to a reduction in the amount of stock options granted to non-employee contractors and reduced modifications made to employee’s stock options.

•	Restructuring expense. Restructuring expense in 2004 is related to the write-off of certain purchased technology after we decided not to pursue development of the product incorporating the licensed technology as a result of refocusing our operations on our core products and technology.

Our total gross margin, which is our gross profit divided by our total net revenues, decreased to 32% in 2004 from 33% in 2003 primarily due to a decrease in our software license and hosted messaging gross margins partially offset by increased gross margins in our professional services and maintenance and support services. Total gross margins increased to 33% in 2003 from 19% in 2002 primarily due to the increase in maintenance and support services gross margins and the elimination of costs related to the amortization of purchased technology.

We expect our cost of revenues to decrease as a result of our restructure activities and in particular as a result of the transition of our hosted messaging environment from an out-sourced model to one that we perform in-house.

OPERATING EXPENSES

Total operating expenses decreased in 2004 from 2003 primarily due to reduced selling and marketing costs as well as reduced stock-based and restructuring expenses partially offset by increased research and development and general and administrative expenses. Total operating expenses decreased in 2003 from 2002 primarily due to reduced selling and marketing, research and development, general and administrative expenses and stock-based expenses as well as the elimination of amortization of goodwill and other intangible assets in 2003 partially offset by increased restructuring expenses.

•	Sales and marketing. Sales and marketing expenses consist primarily of employee costs, including commissions, travel and entertainment, third party contractor costs, advertising, public relations, other marketing related costs as well as other direct and allocated indirect costs. Sales and marketing expenses decreased in 2004 from 2003 primarily due to our continued restructuring activities in 2004. As a result of these activities, employee-related costs decreased $4.2 million primarily as a result of termination of employees, facility related costs that were allocated to sales and marketing decreased $2.2 million primarily as a result of our continued closure and consolidation of facilities and travel and entertainment expenses decreased $1.8 million primarily as a result of the reduced number of employees in sales and marketing. During 2004, our sales and marketing staff decreased to an average of 71 employees in 2004 from an average of 110 employees in 2003. Sales and marketing expenses decreased in 2003 from 2002 due primarily to cost savings generated through our restructuring initiatives, including the termination of employees and reduction in related overhead and personnel costs of approximately $7.0 million, the reduction in certain marketing program costs of approximately $2.3 million, and savings related to facilities consolidation of $3.2 million.

•	Research and development. Research and development expenses consist primarily of employee related costs, depreciation and amortization of capital equipment associated with research and development activities, facility related costs, third party contractor costs as well as other direct and allocated indirect costs. Research and development expenses increased in 2004 from 2003 primarily due to a $1.7 million increase in depreciation expenses as a result of the acceleration of depreciation on certain assets related to a newly developed messaging provisioning platform after it was determined the assets would be taken out of service before the end of their originally estimated useful life and depreciation related to new capital expenditures as well as a $0.5 million increase in third-party contractor costs. These increases were partially offset by a $0.3 million decrease in employee-related and travel and entertainment expenses allocated to research and development as a result of our continued restructuring activities. During 2004, our research and development staff decreased to an average of 120 employees in 2004 from an average of 131 employees in 2003. Research and development expenses decreased in 2003 from 2002 primarily due to cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees and the reduction in related overhead and personnel costs of approximately $1.2 million and the consolidation of facilities of $1.0 million. These cost savings were partially offset by an increase in outside consulting expenses of approximately $0.6 million.

•

General and administrative. General and administrative expenses consist primarily of employee-related costs, fees for outside professional services and other direct and allocated indirect costs. General and administrative expenses increased in 2004 from 2003 primarily due to a $2.0 million charge to fully reserve a former officer’s note receivable as a result of the decline in the value of the collateral securing the note and a $0.9 million charge recorded in connection with the severance agreement with our former chief executive officer, a $1.2 million increase in accounting professional services primarily as a result of our Sarbanes-Oxley 404 compliance efforts and a $1.2 million increase in taxes and licenses primarily as a result of accruals for sales and use taxes and estimated Internal Revenue Service (IRS) penalty fees related to incomplete and delinquent informational filings from previous years as well as payments on past-due property taxes. These charges and increased expenses were partially offset by a $1.0 million decrease in employee-related costs, a $0.6 million decrease in certain telecommunications costs and a $0.5 million decrease in our facility related costs that was allocated to general and administrative primarily as a result of our restructuring activities. Additionally, our insurance costs decreased $0.5 million as a result of savings on our directors and officers insurance policy. During 2004, our general and administrative staff decreased to an average of 56 employees in 2004 from an average of 71 employees in 2003. General and administrative expenses decreased in 2003 from 2002 primarily due to cost savings generated through our 2002 and 2003 restructuring initiatives, including the termination of employees and the reduction in related overhead and personnel costs of approximately $2.9 million, the reduction in outside legal and litigation fees of $1.9 million, the reduction in bad debt expenses of $1.0 million, the reduction in consulting expenses of $2.1 million and a reduction in accounting and audit fees of $0.2 million.

•	Amortization of intangible assets. Amortization of intangible assets represents the amortization of other intangible assets acquired in connection with our acquisitions in 1999 and 2000 and the amortization of intangible assets related to certain warrants issued to strategic partners. As of the end of 2002, these identifiable intangible assets had been fully amortized.

•	Stock-based expense. Stock-based expenses represent the charges recorded in connection with modifications made to employee stock option plans, stock option grants to non-employee contractors and warrants issued to third parties as well as amortization of certain stock-based compensation given to employees (see also Note 1—The Company and Summary of Significant Accounting Policies “Stock-Based Compensation” in the Notes to Consolidated Financial Statements). Stock-based expenses decreased in 2004 from 2003 primarily due to a court-approved settlement of litigation in 2003 related to which we issued 553,914 shares of common stock and recorded a stock-based expense of $5.1 million for the fair value of such common stock and issued 188,587 shares of Series D preferred stock. Stock based-expense decreased in 2003 from 2002 primarily due to a reduction in the amount of stock options granted to non-employee contractors and reduced modifications made to employee’s stock options as well as the decline in the price of our common stock which reduces the recorded value of our stock-based compensation.

•	Restructuring expense. Restructuring expenses consist primarily of employee severance costs as well as facility consolidation and lease termination costs incurred primarily as a result of our restructuring actions. For the fiscal years ended December 31, 2002, 2003 and 2004 we recorded net charges $3.2 million, $6.9 million and $3.4 million, respectively, related to our restructuring activities. Included in our 2004 restructure activities is a credit of approximately $2.3 million related to the adjustment of a charge accrued in 2001 for the disposal of certain capital assets. The following table provides additional information with respect to the types of restructuring charges included in our operating expenses for the periods indicated (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements for additional information with respect to our restructuring activities).

	Fiscal year ended December 31,
	2002	2003	2004
	(in millions)
Employee severance benefits	$2.1	$6.0	$4.4
Facility and operations consolidations	1.1	1.8	0.9
Non-core product divestitures	—	0.3	0.4
Adjustments of previous charges	—	(1.2)	(2.3)

	$3.2	$6.9	$3.4

During 2004, we expanded our restructuring activities in an effort to reduce both short-term and long-term cash requirements. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area, the elimination of approximately 20% of our workforce and the reduced use of third party contractors. This effort began in August 2004 and continued into the first quarter of 2005. At December 31, 2004, we had a $0.8 million liability related to our restructure activities, the majority of which we expect will be paid during 2005.

Our operating expenses have decreased during 2003 and 2004 primarily due to our restructure activities undertaken during those years and efforts to control our costs. We expect that our operating expenses will decline in 2005 primarily as a result of the restructure activities undertaken in 2004.

Other income (expense), net

Other income (expense), net consists primarily of gains and losses on foreign exchange transactions and changes in the fair value of the embedded derivative in the Series D preferred stock that we issued in connection with a financing transaction in December 2001. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the derivative to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. The following table sets forth the components of other income (expense), net for the periods indicated.

				Change
	Fiscal year ended December 31,			2002 to 2003		2003 to 2004
	2002	2003	2004	$	%	$	%
	(in thousands)
Foreign exchange gain (loss)	$817	$(437)	$3,055	$(1,254)	-153%	$3,492	-799%
Gain (loss) from changes in the fair value of the embedded derivative	(3,120)	(8,090)	4,343	(4,970)	159%	12,433	-154%
Other	(5,055)	501	(117)	5,556	-110%	(618)	-123%

	$(7,358)	$(8,026)	$7,281	$(668)	9%	$15,307	-191%

Foreign exchange gain (loss) will change primarily based upon fluctuations in the foreign currency rates between the U.S. dollar and the Euro. During 2004, the Euro strengthened considerably against the dollar which generated a gain from foreign currency transactions associated with our international operations.

In connection with issuing our Series D preferred stock in a financing transaction closed in 2001, the Series D preferred stock was deemed to have an embedded derivative instrument. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. The estimated fair value of the embedded derivative for the fiscal years ended December 31, 2002, 2003 and 2004 was $12.6 million, $24.9 million and $3.0 million, respectively.

Interest income

Interest income consists primarily of interest earnings on cash, cash equivalents and short-term investments. Interest income remained relatively unchanged in 2004 from 2003 primarily as a result of our cash balances remaining relatively consistent during 2004 and 2003. Interest income decreased in 2003 from 2002 primarily due to the significant amount of cash used to support our operating activities during 2002 and 2003.

Interest expense

Interest expense consists primarily of the interest expense and amortization of issuance costs related to our Senior Notes issued in 2003 and 2004 and the 5 3/4% Notes issued in 2000 as well as interest and fees on our line of credit facility with Silicon Valley Bank and interest on certain capital leases and other long-term obligations. The following table sets forth the components of interest expense for the periods indicated.

				Change
	Fiscal year ended December 31,			2002 to 2003		2003 to 2004
	2002	2003	2004	$	%	$	%
	(in thousands)
Senior Notes	$—	$116	$1,979	$116	0%	$1,863	1606%
5 3/4% Notes	2,211	2,206	1,305	(5)	0%	(901)	-41%
13.9% Notes	—	—	8	—	0%	8	0%
Amortization of debt issuance costs	275	275	436	—	0%	161	59%
Line of credit facility	—	440	370	440	0%	(70)	-16%
Capital leases and other long-term obligations	262	299	286	37	14%	(13)	-4%

	$2,748	$3,336	$4,384	$588	21%	$1,048	31%

Interest expense increased in 2004 from 2003 primarily due to the interest which had accrued on the Senior Notes which we issued in the latter half of 2003 and early in 2004 partially offset by a reduction in the interest expense related to our 5 3/4% Notes as a result of the conversion of $32.8 million of such notes into shares of Series E preferred stock. See Note 10—Notes Payable in the Notes to Consolidated Financial Statements for additional information with respect to the conversion of the majority of our outstanding debt into shares of Series E preferred stock.

Loss on extinguishment of debt

Loss on extinguishment of debt is a non-cash charge taken in connection with the conversion of approximately $32.8 million of convertible notes payable into 21.9 million shares of Series E preferred stock. See Note 10—Notes Payable in the Notes to Consolidated Financial Statements for additional information with respect to our loss on extinguishment of debt.

Equity in net loss of joint venture

Equity in net loss of joint venture represents our portion of the 2002 losses of Critical Path Pacific, Inc., a joint venture we established in 2000 with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia.

In establishing this joint venture we invested $7.5 million and held a 40% ownership interest, which we accounted for using the equity method. In 2002, we acquired the remaining 60% ownership interest in Critical Path Pacific, Inc. for $3.0 million in cash and the assumption of $2.6 million in business restructuring and capital lease obligations and changed the name to Critical Path Japan, Inc. As a result of our acquisition of the remaining ownership interest, we began including the financial results of Critical Path Japan, Inc. in our own consolidated financial result after the date of acquisition therefore there are no amounts charged to equity in net loss of joint venture for 2003 and 2004. Additionally, the excess of the purchase price we paid for the remaining ownership interest of $5.6 million over the fair value of the acquired net assets, primarily working capital and fixed assets, of $4.6 million was recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill asset of approximately $1.0 million was not amortized; however, it is tested for impairment on an annual basis, or more frequently if events or circumstances indicate that the asset might be impaired.

Gain (loss) on investments

The loss on investment in 2002 represents the other than temporary decline in our investments in public and private companies in such year. The gain on investments in 2003 represents the net gain we realized through the sale of our remaining investments in public and private companies in such year. As a result of these sales, we did not carry any investments on our balance sheet at December 31, 2003 and therefore there are no gains or losses recorded in 2004. The sale of our investments during 2003 resulted in a net gain of $0.5 million, which was comprised of $2.4 million in aggregate cash proceeds, the recognition of $1.5 million in unrealized losses and the elimination of $0.4 million in assets held as equity investments (see also Note 5—Investments in the Notes to Consolidated Financial Statements).

Provision for income taxes

The provision for income taxes in 2002, 2003 and 2004 represents the tax on the income generated by certain of our European subsidiaries operations. No current provision or benefit for United States federal or state income taxes has been recorded in 2002, 2003 or 2004 as we have incurred net operating losses for income tax purposes since our inception. Additionally, no deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization.

Accrued dividends and accretion on mandatorily redeemable preferred stock

Accretion on mandatorily redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of our outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock.

Our Series D preferred stock was originally issued in connection with a financing transaction completed in 2001 from which we received gross cash proceeds of approximately $30.0 million and retired approximately $65.0 million in face value of our outstanding convertible subordinated notes in exchange for shares of our Series D preferred stock. As originally issued, the Series D preferred stock accrued dividends at a rate of 8% per year, compounded on a semi-annual basis. Additionally, the Series D preferred stock was deemed to have an embedded derivative related to the beneficial conversion feature which was limited to the net proceeds allocable to the Series D preferred stock of approximately $42.0 million. The value of the beneficial conversion feature when the Series D preferred stock was originally issues was recorded as a reduction of the carrying amount of the Series D preferred stock and has been accreting over the term of the Series D preferred stock. In July 2004, at a special meeting of shareholders, our shareholders approved proposals to amend and restate the certificate of determination of preferences of Series D preferred stock (the Amended Series D). As part of this amendment, the automatic redemption date was changed to July 2008 and the dividend accrual rate was reduced to 5 3/4%. Additionally, we also had to record as a reduction to the carrying value of the Amended Series D, the dividends which had accrued on the old Series D preferred stock totaling approximately $12.2 million. This amount was recorded as a reduction of the carrying amount of the Amended Series D and will accrete over the term of the Amended Series D.

Our Series E preferred stock was issued in connection with the conversion of $45.5 million of principal and accrued interest on our Senior Notes and $32.8 million of our 5 3/4% Notes payable into shares of Series E preferred stock as approved by our shareholders at the special meeting in July 2004. The Series E preferred stock has an automatic redemption date of July 2008 and accrues dividends at 5 3/4%. At issuance, the Series E preferred stock issued in exchange for the Senior Notes was deemed to have a beneficial conversion feature totaling $16.3 million which was recorded as a reduction of the carrying amount of Series E preferred stock and will accrete over the term of the Series E preferred stock.

The following table sets forth the components of the accretion on mandatorily redeemable preferred stock for the periods indicated.

				Change
	Fiscal year ended December 31,			2002 to 2003		2003 to 2004
	2002	2003	2004	$	%	$	%
	(in thousands)
Accrued dividends	$4,427	$4,935	$7,315	$508	11%	$2,380	48%
Accretion of beneficial conversion feature	9,477	7,511	5,349	(1,966)	-21%	(2,162)	-29%
Accretion to redemption value	—	—	1,901	—	0%	1,901	0%

	$13,904	$12,446	$14,565	$(1,458)	-10%	$2,119	17%

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force Issue (EITF) No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements of EITF 03-01 are currently effective. The adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.

In April 2004, the EITF issued EITF 03-06, Participating Securities and the Two-Class Method under SFAS No. 128, Earnings per Share. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 15, 2004. The adoption of EITF 03-06 did not have a material impact on our results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. The statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the financial statements. Previously, we elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements (see Note 1—The Company and Summary of Significant Accounting Policies “Stock-Based Compensation” in the Notes to Consolidated Financial Statements). The statement is effective for the quarters commencing after June 15, 2005.

The statement applies to new equity awards and to equity awards modified, repurchased, or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under Statement No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under Statement No. 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan will be expensed based upon the fair market value of the stock option.

The statement also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which Statement No. 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which Statement No. 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under Statement No. 123. Changes to amounts as originally measured on a pro forma basis are precluded.

The adoption of SFAS No. 123R will have a material impact on our results of operations, increasing cost of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses. The future results will be impacted by the number and value of additional stock option grants as well as the value of existing unvested stock options.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

In October 2004, the AJCA was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004. FSP No. 109-1 treats the deduction as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return. We are currently evaluating the impact the AJCA will have on our results of operations and financial position.

The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. We are currently evaluating the AJCA and are not yet in a position to decide whether, or to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which express the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provided the SECs views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issue under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in and interim period, capitalization of compensation cost related to share-based payment arrangements. The accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Managements Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact SAB 107 will have on our results of operations and financial position.

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

In the past, our management of operational expenses, including the restructurings of our operations, have placed significant strain on managerial, operational and financial resources and contributed to our history of losses. In addition, we may need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. If we cannot manage restructuring activities and expenses effectively, our business and operating results could decline. We have recently moved portions of our previously outsourced data operations in-house and to other service providers in order to lower costs and improve service. If we encounter unexpected difficulties in managing our data operations in-house or in working with new service providers, we may fail to fully realize any anticipated cost savings or efficiencies.

We may need to raise additional capital and may need to initiate other operational strategies to continue our operations.

In the future, we may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. Such financing may not be available in sufficient amounts or on terms acceptable to us. Additionally, we face a number of challenges in operating our business, including our ability to overcome viability concerns held by our prospective customers given our recent capital needs, the amount of resources necessary to maintain worldwide operations and continued sluggishness in technology spending. Concerns about our long-term viability may cause our stock price to fall and impair our ability to raise additional capital and may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations. As a result, current and future customers may determine not to do business with us, which would cause our revenues to decline.

The conversion of our preferred stock would result in a substantial number of additional shares of common stock outstanding, which could decrease the price of our common stock.

Our preferred stock can be converted into common stock at anytime in the discretion of the holder of preferred stock. Having obtained shareholder approval on July 2, 2004, we amended the terms of the Series D preferred stock, including the conversion ratio, to increase the number of shares of common stock issuable upon conversion of the Series D preferred stock. As of March 1, 2005, there were 3,520,537 shares of Series D preferred stock outstanding, which were convertible into approximately 40.7 million shares of common stock. In addition, during the three months ended September 30, 2004, upon conversion of our Senior Notes, the exchange of some of our Series D preferred stock and at the closing of our rights offering, we issued approximately 55.9 million shares of Series E preferred stock, which are convertible as of March 1, 2005, at the option of the holders, into approximately 57.9 million shares of common stock. We have received a demand from holders of Series E preferred stock to register shares of common stock issuable upon conversion of their shares of Series E preferred stock. We are in the process of preparing a registration statement, which when completed will register up to approximately 29 million shares. Any conversion of our preferred stock into common stock would increase the number of additional shares of common stock that may be sold into the market, which could substantially decrease the price of our common stock.

Our preferred stock carries a substantial liquidation preference, which could significantly impact the return to common equity holders upon an acquisition.

In the event of liquidation, dissolution, winding up or change of control of Critical Path, the holders of Series E preferred stock would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such share before any proceeds from the liquidation, dissolution or winding up is paid with respect to any other series or class of our capital stock. Accordingly, the approximately 55.9 million shares of Series E preferred stock outstanding currently have an aggregate liquidation preference of approximately $86.9 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of Series D preferred stock would be entitled to receive the greater of $13.75 per share of Series D preferred stock plus all accrued dividends on such share (which, as of March 1, 2005, would result in an aggregate liquidation preference of approximately $61.1 million) or $22 per share (which currently would equal a liquidation preference of $77.5 million) before any proceeds from the liquidation, dissolution, winding up or change in control is paid to holders of our common stock. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the liquidation preferences of the our Series E preferred stock and our Series D preferred stock are paid in full. Consequently, although we would likely be required under applicable law to obtain the separate class approval of the holders of our common stock for a change of control or the sale of all or substantially all of the shares of Critical Path, it is possible that such a transaction could result in all or substantially all of the proceeds of such transaction being distributed to the holders of our Series E preferred stock and Series D preferred stock.

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

Currently, shares of Series D preferred stock and shares of Series E preferred stock accrue dividends at a rate of 5 3/4% per year. If the maximum amount of dividends accrue on the outstanding shares of Series D preferred stock and Series E preferred stock prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 18 million shares to approximately 116.6 million shares of common stock.

We may not be able to maintain our listing on the Nasdaq National Market, and if we fail to do so, the price and liquidity of our common stock may decline.

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having total assets of at least $50 million, (ii) having total revenue of $50 million, (iii) maintaining a minimum market value of our common stock of $15 million, and (iv) maintaining a minimum closing bid price per share of $1.00. On September 9, 2004, The Nasdaq Stock Market Inc. issued us a letter that we were not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings, although the minimum closing bid price share of our common stock has recently exceeded $1.00 for a sufficient number of days, enabling us to regain compliance with the closing bid price requirement for continued listing. We may nevertheless be unable to comply with this or the other quantitative maintenance criteria or any of the Nasdaq National Market’s listing requirements or other rules, or other markets listing requirements to the extent our stock is listed elsewhere, in the future. For example, the closing price for a share of our common stock recently fell below $1.00 once again and was $0.68 on March 30, 2005. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our stock price would likely further decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on the trading price of our common stock and otherwise seriously harm our business.

Management through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2004. We have taken certain actions to begin to address those material weaknesses. We may identify additional material weaknesses before presenting management’s final report on our internal control over financial reporting. Our inability to remedy our material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of our common stock. Prior to the remediaton of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

Failure or circumvention of our controls and procedures could seriously harm our business.

We are making significant changes in our internal control over financial reporting and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. In addition, the effectiveness of our remediation efforts and of our internal controls is subject to limitations, including the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, our remediation efforts to improve our internal control over financial reporting may not prevent all improper acts or ensure that all material information will be made known to management in a timely fashion. In addition, because substantial additional costs may be necessary to implement these remedial measures, our limited resources may cause a further delay in remediating all of our material weaknesses. The failure or circumvention of our controls, policies and procedures or of our remediation efforts could have a material adverse effect on our business, results of operations and financial condition.

We have not completed our evaluation of our internal control over financial reporting, and failure to complete our evaluation in a timely manner could harm our business.

We are in the process of evaluating our internal control over financial reporting for the year ended December 31, 2004 required by Section 404 of the Sarbanes-Oxley Act of 2002. This annual report on Form 10-K reports management’s preliminary findings to date with respect to the evaluation of our internal control over financial reporting. Our independent registered accounting firm is also undergoing a similar evaluation of our internal control over financial reporting, which is not yet completed. If either our management or independent registered accounting firm are unable to complete the evaluation of our internal control over financial reporting in a timely manner, investors may lose confidence in our internal controls or we may become subject to regulatory sanctions or investigations, which could harm our operating results and the market price of our common stock. An inability to timely file an annual report on Form 10-K that contains a final report of our internal control over financial reporting from our management and from our independent registered accounting firm would also delay our ability to utilize certain registration forms in order to register our common stock. If we are unable to register common stock that is issued upon conversion of our outstanding preferred stock, we may be in violation of certain covenants we have with our holders of preferred stock, which could give rise to litigation or increased costs in attempting to register our common stock using alternative forms of registration.

Our cash resources are not readily available for our operations.

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in a given European subsidiary for any reason other than the operation of that subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from that subsidiary to any other foreign or domestic account. At December 31, 2004, approximately $6.7 million was held outside of the United States. Our inability to utilize this cash could slow our ability to grow our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline. In addition, approximately $2.7 million of our cash must be available to support our line of credit with Silicon Valley Bank and related letters of credit by the line of credit and is therefore unavailable for our operating activities.

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

We cannot accurately forecast our revenues as a result of our evolving business strategy and the emerging nature of the consumer messaging and directory infrastructure market. Forecasting is further complicated by recent strategic and operational restructurings, as well as fluctuations in license revenues as a percentage of total revenues from 40% in 2002 to 31% in 2003 and 27% in 2004. Our revenues in some past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect our operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

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

In addition to the factors set forth above, our GAAP financial results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the three months and year ended December 31, 2004, we incurred stock-based compensation expense of $0.3 million and $1.9 million, respectively, relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

Our revenues and operating results have declined and could continue to decline as a result of the elimination of product or service offerings through termination, sale or other disposition. Future decisions to eliminate revise or limit any other offerings of a product or service would involve other factors that could cause our revenues to decline and our expenses to increase, including the expenditure of capital, the realization of losses, further reductions in our workforce, facility consolidation or the elimination of revenues along with the associated costs.

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

Throughout 2002, 2003 and 2004, we announced a series of changes in our management that included the departure of many senior executives, and there have also been many changes in our board of directors. Many of the members of our current board of directors and senior executives joined us in 2002, 2003, and 2004, and we may continue to make additional changes to our senior management team. Our chief executive office and chairman, Mark Ferrer, joined us at the end of March 2004 and our chief financial officer, James Clark, joined us on February 4, 2004. Because of these recent changes, our management team has not worked together as a group for an extended period of time and may not work together as effectively to successfully execute on revenue goals, implement our strategies and manage our operations as they would if they had worked together for a longer period of time. If our management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have long-term employment agreements with any of our executive officers. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives, which could slow the growth of our business and cause our operating results to decline. For these reasons, our shareholders may lose confidence in our management team and decide to dispose of our common stock, which could cause the price of our common stock to decline.

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

A limited number of customers and markets account for a high percentage of our revenues and if we lose a major customer, are unable to attract new customers, or the markets which we serve suffer financial difficulties, our revenues could decline.

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the fourth quarter of 2004, our top ten customers accounted for approximately 40% of our total revenues and for the years ended December 31, 2002, 2003 and 2004, our top 10 customers accounted for approximately 31%, 27% and 34%, respectively, of our total revenues. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

In addition, a number of our customers, particularly for our hosted services business and in the technology industry, have also suffered from falling revenue. For example, the telecommunications industry during the three months ended December 31, 2004, accounted for approximately 54% of the revenues from our top ten customers whereas for the fiscal years ended December 31, 2002, 2003 and 2004 it accounted for approximately 44%, 52% and 57%, respectively, of the revenues from our top ten customers. The relative financial performance of our customers will continue to impact our sales cycles and our ability to attract new business. Worldwide technology spending has also decreased in recent quarters across all industries. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer would reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

If we are unable to successfully compete in our product market, our ability to retain our customers and attract new customers could decline.

Because we have a variety of messaging and directory infrastructure products and services, we encounter different competitors at each level of our products and services. Our primary competitors of our messaging solutions include Sun Microsystems’ iPlanet, OpenWave Systems, Inc., Mirapoint, Inc., IronPort Systems, Inc. and Microsoft Corporation. In the identity management market, we compete primarily with Sun Microsystems’ iPlanet, Microsoft Corporation, IBM Corporation, Siemens Corporation, Computer Associates and Novell Corporation. Our competitors for customers seeking outsourced hosted messaging solutions include Outblaze Limited and BlueTie, Inc. If we are unable to successfully compete in our product market, our ability to retain our customers and attract new customers could decline.

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

We believe competition will continue to be fierce and further increase as our market grows and attracts new competition, current competitors aggressively pursue customers, increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Any delay in our development and delivery of new services or enhancement of existing services would allow our competitors additional time to improve their service or product offerings, and provide time for new competitors to develop and market messaging and directory infrastructure products and services and solicit prospective customers within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our financial results to decline.

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

Our current director and officer liability insurance, which was renewed in March 2005, may not be adequate for the liabilities and expenses potentially incurred in connection with current and future claims. To the extent liabilities, expenses or settlements exceed the limitations or are outside of the scope of coverage, our business and financial condition could materially decline.

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

The loss of the services of key personnel may create a negative perception of our business and adversely affect our ability to achieve our business goals. Our success also depends on our ability to recruit, retain and motivate highly skilled sales and marketing, operational, technical and managerial personnel. Competition for these people is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to do so, we may be unable to develop new services or continue to provide a high level of customer service, which could result in the loss of customers and revenues. In addition, volatility and declines in our stock price may also affect our ability to retain key personnel, all of whom have been granted stock-based incentive compensation. In recent quarters we have also initiated reductions in our work force and job eliminations to balance the size of our employee base with anticipated revenue levels. Reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and could also affect our ability to deliver products and solutions in a timely fashion and to provide a high level of customer service and support.

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

In 2002, we incurred a number of restructuring charges related to the resizing of our business. These efforts included additional facilities and equipment lease terminations, continuing expense management and headcount reductions. In 2003, we continued to restructure our operations including consolidating some office locations and reducing our global workforce by approximately 175 positions, or approximately 30% of the workforce. In 2004, we expanded our restructuring activities in an effort to reduce both short-term and long-term cash requirements. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the elimination of approximately 20% of employee positions and reduced use of third party contractors. We expect to continue to make determinations about the strategic future of our business and operations, and our ability to execute on such plans effectively and to make such determinations prudently could affect our future operations. A failure to execute successfully on such plans and to plan appropriately could cause or expenses to continue to outpace our revenues and our financial condition could significantly decline.

We may experience a decrease in market demand due to the slowed global economy, which has been further stymied by the concerns of terrorism, war and social and political instability.

Economic growth has slowed significantly in the United States and internationally. In addition, terrorist attacks across the world and turmoil and war in the Middle East have increased the uncertainty in the global economy and may further add to the decline in the international business environment. A substantial portion of our business is derived from international sales, and the continued decline in the global economy could have a more severe impact on our financial results than on the results of some of our competitors. The effects of terrorist attacks and other similar events and the war in Iraq could contribute further to the slowdown of the already slumping market demand for goods and services, including digital communications software and services. If the global economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, or as a result of war in the Middle East and elsewhere, we may experience decreases in the demand for our products and services, which may cause our operating results to decline.

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

Finally, the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, the Nasdaq Stock Market has adopted revisions to its requirements for listed companies. We are currently reviewing all of our accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to our relationships with our independent registered public accounting firm, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and loan practices, and intend fully to comply with such laws. We expect these new rules and regulations to make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our various committees of the Board including, in particular, the audit committee.

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

We derived 54%, 62% and 68% of our revenues from international sales in 2002, 2003 and 2004. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. In particular, in 2002 we purchased the remaining interests of our joint venture partners for our operations in Japan. We hope to expend revenues and plan to increase resources to grow our operations in the Asian market. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

•	difficulties and costs of staffing and managing international operations;

•	fluctuations in currency exchange rates and imposition of currency exchange controls;

•	differing technology standards and language and translation issues;

•	difficulties in collecting accounts receivable and longer collection periods;

•	changes in regulatory requirements, including U.S. export restrictions on encryption technologies;

•	political and economic instability;

•	potential adverse tax consequences; and

•	significantly reduced protection for intellectual property rights in some countries.

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

Following the conversion of the notes held by the General Atlantic Investors and the Cheung Kong Investors into Series E preferred stock and the amendment of the terms of our Series D preferred stock, as of

March 1, 2005, the General Atlantic Investors beneficially own approximately 28.9% of our outstanding securities (which represents approximately 17.8% of the voting power) and the Cheung Kong Investors beneficially own approximately 20.3% of our outstanding securities (which represents approximately 19.1% of the voting power). In addition, the holders of our Series D preferred stock, which is controlled by the General Atlantic Investors, are entitled to elect one director and the Cheung Kong Investors have the right to nominate one director. Currently, one of our directors is affiliated with General Atlantic Investors and one of our directors is affiliated with the Cheung Kong Investors. As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, will have the ability, acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could delay or prevent a change in control or depress our stock price.

The significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors may result in potential conflicts of interests, which could adversely affect the holders of our common stock, delay a change in control and depress our stock price.

The significant equity ownership by each of the General Atlantic Investors and the Cheung Kong Investors could create conflicts of interest between these majority shareholders and our other shareholders and between the General Atlantic Investors and the Cheung Kong Investors. For example, the General Atlantic Investors and the Cheung Kong Investors may only approve a change in control transaction that results in the payment of their liquidation preference even if our other shareholders oppose the transaction, which could depress the price of our common stock. Alternatively, the General Atlantic Investors and the Cheung Kong Investors may prevent or delay a corporate transaction that is favored by our other shareholders. In addition, it is also possible that the risk that the General Atlantic Investors and the Cheung Kong Investors may disagree on approving a significant corporate transaction, for example a change in control transaction, could limit the number of potential partners willing to pursue such a transaction with us or limit the price that investors might be willing to pay for future shares of our common stock.

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

The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the fourth quarter of 2004, the closing sale prices of our common stock on the Nasdaq National Market ranged from $0.62 on October 4, 2004 to $1.47 on December 31, 2004. Our stock price may further decline or fluctuate in response to any number of factors and events, such as announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

A decline in our stock price could result in securities class action litigation against us that could divert management’s attention and harm our business.

We have been in the past and may in the future be subject to shareholder lawsuits, including securities class action lawsuits. In the past, securities class action litigation has often been brought against a company after periods of volatility in the market price of securities. In the future, we may be a target of similar litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources, which in turn could harm our ability to execute our business plan.

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

Changes in accounting rules for employee stock options could significantly impact our GAAP financial results.

Accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The FASB and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our third quarter of 2005, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. See Note 1—The Company and Summary of Significant Accounting Policies “Stock-Based Compensation” in the Notes to Consolidated Financial Statements for a discussion of the impact on our financial results if we were to use the fair value method.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents the hypothetical changes in fair value in the 5 3/4% Notes and 13.9% Notes at December 31, 2004. The value of the instrument is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (bps), 100 bps and 150 bps over a twelve-month time horizon. The base value represents the estimated traded fair market value of the notes.

	Valuation of borrowing given an interest rate decrease of X basis points			No change in interest rate	Valuation of borrowing given an interest rate increase of X basis points
	150 bps	100 bps	50 bps		50 bps	100 bps	150 bps
	(in thousands)
5 3/4% Notes	4,437	4,391	4,346	4,301	4,256	4,211	4,167
13.9% Notes	9,072	9,063	9,054	9,045	9,036	9,027	9,018

	$13,509	$13,454	$13,400	$13,346	$13,292	$13,238	$13,185

As of December 31, 2004, we had cash and cash equivalents of $23.2 million and no investments in marketable securities and our long-term obligations consisted of our $5.6 million five-year, 5 3/4% Notes due April 1, 2005, our $11.0 million three year, 13.9% Notes due December 2008 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty; however, our exposure to foreign currency exchange rate risk is primarily associated with fluctuations in the Euro. We realized a net gain on foreign exchange of $3.1 million during 2004. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Reference is made to the Index of Consolidated Financial Statements that appears in Item 15(a)(i) of this report. The Report of Independent Registered Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedule which are listed in the Index of Consolidated Financial Statements and which appear beginning on page 72 of this report are incorporated into this Item 8.

Supplementary Data

The selected consolidated quarterly statement of operations data during the two fiscal years ended December 31, 2003 and 2004. The data set forth below should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Three months ended
	Mar-03	Jun-03	Sep-03	Dec-03	Mar-04	Jun-04	Sep-04	Dec-04
	(in thousands, except per share amounts)
Net revenues
Software licenses	$5,047	$5,592	$4,264	$7,201	$4,251	$5,407	$4,744	$4,924
Hosted messaging	5,386	4,856	4,583	4,619	4,343	3,711	4,621	5,167
Professional services	3,220	3,155	2,574	3,366	2,659	2,936	3,092	4,142
Maintenance and support	4,381	4,533	4,744	4,776	5,825	4,962	5,038	5,250

Total net revenues	18,034	18,136	16,165	19,962	17,078	17,016	17,495	19,483
Cost of net revenues
Software licenses	1,797	722	541	1,008	911	1,708	1,322	1,522
Hosted messaging	6,263	7,103	6,196	6,631	6,381	6,570	5,995	6,458
Professional services	3,450	2,910	2,734	3,109	3,094	3,034	2,667	3,144
Maintenance and support	1,929	1,387	1,263	1,224	1,449	1,322	1,422	1,302
Stock-based expense	17	—	—	—	5	—	—	71
Restructuring and other expenses	—	—	—	—	—	175	—	—

Total cost of net revenues	13,456	12,122	10,734	11,972	11,840	12,809	11,406	12,497

Gross profit	4,578	6,014	5,431	7,990	5,238	4,207	6,089	6,986
Operating expenses
Sales and marketing	9,309	7,931	7,150	6,834	6,939	6,035	5,242	4,487
Research and development	4,623	4,813	4,608	5,003	5,779	5,344	5,260	4,590
General and administrative	3,226	3,320	3,228	2,829	3,122	3,771	2,854	5,258
Stock-based expense (a)	42	—	—	5,082	41	1,212	308	278
Restructuring and other expenses	3,189	892	953	1,852	1,065	1,144	2,590	(1,395)

Total operating expenses	20,389	16,956	15,939	21,600	16,946	17,506	16,254	13,218

Operating loss	(15,811)	(10,942)	(10,508)	(13,610)	(11,708)	(13,299)	(10,165)	(6,232)
Other income (expense), net	(6,543)	3,441	(4,049)	(875)	3,517	6,711	(2,781)	(166)
Interest income	116	85	105	101	150	22	125	108
Interest expense	(769)	(783)	(852)	(932)	(1,580)	(2,065)	(467)	(272)
Loss on extinguishment of debt (b)	—	—	—	—	—	—	(12,783)	—
Gain on investments, net	—	349	—	200	—	—	—	—

Loss before income taxes	(23,007)	(7,850)	(15,304)	(15,116)	(9,621)	(8,631)	(26,071)	(6,562)
Provision for income taxes	(194)	(287)	(273)	(102)	(366)	(445)	(88)	(213)

Net loss	(23,201)	(8,137)	(15,577)	(15,218)	(9,987)	(9,076)	(26,159)	(6,775)
Accretion on mandatorily redeemable preferred stock	(3,665)	(2,839)	(3,025)	(2,917)	(3,147)	(3,348)	(4,193)	(3,877)

Net loss attributable to common shareholders	$(26,866)	$(10,976)	$(18,602)	$(18,135)	$(13,134)	$(12,424)	$(30,352)	$(10,652)

Basic and diluted net loss per share attributable to common shareholders	$(1.37)	$(0.55)	$(0.92)	$(0.89)	$(0.63)	$(0.59)	$(1.43)	$(0.50)

Basic and diluted weighted average shares outstanding	19,666	19,873	20,126	20,415	21,014	21,157	21,171	21,252

(a)	For the three months ended December 31, 2003, stock-based expense primarily represents the value of stock issued in connection with a court-approved settlement of claims by certain former shareholders of Peerlogic, Inc. We issued approximately 0.6 million shares of common stock and approximately 0.2 million shares of Series D preferred stock in connection with such settlement.
(b)	For the three months ended September 30, 2004, loss on extinguishment of debt represents a non-cash charge taken in connection with the conversion of approximately $32.8 million of convertible notes payable into 21.9 million shares of Series E preferred stock (see also Note 10—Notes Payable in the Notes to Consolidated Financial Statements).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our disclosure committee and management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of, this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Status of Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are in the process of evaluating the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. As of the filing of this Form 10-K, our evaluation has not been completed. In accordance with SEC Release No. 50754—Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption From Specified Provisions of Exchange Act Rules 13a-1 and 15d-1, we intend to file our management’s report on the effectiveness of the

Company’s internal control over financial reporting as of December 31, 2004, no later than 45 days from March 16, 2005. Although management’s assessment of the Company’s internal control over financial reporting is not complete, management has identified certain control deficiencies which represent material weaknesses at December 31, 2004. These material weaknesses are discussed in greater detail below. The existence of one or more material weaknesses at December 31, 2004 precludes management from concluding that the Company’s internal control over financial reporting was effective as of December 31, 2004, based on the criteria in the Internal Control—Integrated Framework. Accordingly, our independent registered public accounting firm expects to issue an adverse opinion on the effectiveness of our internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. To date, we have identified the following material weaknesses in our internal control over financial reporting for the period ending December 31, 2004:

•	Lack of resources to apply generally accepted accounting principles to significant non-routine transactions. At December 31, 2004, we lacked internal expertise and resources to analyze and apply generally accepted accounting principles for non-routine transactions, such as (i) extinguishment of debt, (ii) recording of embedded derivatives, and (iii) recording of beneficial conversion features. This control deficiency resulted in material audit adjustments to long-term debt, embedded derivative liabilities, mandatorily redeemable preferred stock, common stock, other income and loss on extinguishment of debt which was reflected in the interim and annual periods of 2004.

•	Inadequate controls over period-end financial reporting processes. At December 31, 2004, we had insufficient documentation of our controls over the period-end financial reporting process which has resulted, in part, from our use of disparate accounting systems in our various geographical locations. Specifically, we identified deficiencies, principally related to the documentation and design of the following: (i) independent and timely review of our consolidation, analyses and financial reporting processes; (ii) procurement controls which could result in liabilities not being reported in the proper period; (iii) license revenue recognition reviews; (iv) professional services revenue recognition reviews; (v) reviews of allowances for bad debt and customer credit; (vi) review and approval of journal entries to the general ledger; (vii) internal reporting and analyses such as business performance reviews and (viii) internal controls over accounting for income taxes and other taxes. This control deficiency resulted in material audit adjustments to accounts payable, deferred revenues, revenues and operating expenses which was reflected in the interim and annual periods of 2004.

•	Inadequate segregation of duties and lack of adequate oversight. At December 31, 2004, we did not maintain proper segregation of duties and adequate review and oversight of our personnel in several of our subsidiary offices as well as in our administrative centers in the United States and Ireland. The inadequate segregation of duties impacted our (i) financial reporting controls, (ii) revenue controls, (iii) expenditure controls, (iv) payroll controls, (v) corporate treasury controls, (vi) governance controls and (vii) information technology controls. In addition, the inadequate segregation of duties is further impacted by the discussion below—Inadequate controls over access to financial applications and data. In several instances, we had the same personnel performing duties that were not compatible.

In addition, management did not have adequate oversight of these personnel to compensate for the inadequate segregation of duties. We have identified deficiencies where the same individual had authority for activities that should be segregated, such as (i) billing and collection; (ii) vendor or employee master file maintenance and transaction processing, such as payment or invoicing; (iii) customer master file maintenance and transaction processing, such as ordering or collections; (iv) cash transfer and bank account reconciliations; (v) journal entry creation and posting and (vi) opening and closing accounting periods. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in a material misstatement of our annual or interim consolidated financial statements due to unintentional error, improper reporting or fraud.

•	Inadequate controls over access to financial applications and data At December 31, 2004, we did not maintain effective controls over access to financial applications and data. Such deficiencies include inadequate design and documentation of internal access security policies and segregation of duties requirements and a lack of independent monitoring of IT staff and some users with financial, accounting and reporting responsibilities that also have access to financial application programs and data. This control deficiency did not result in an adjustments to the 2004 annual or interim financial statements.

Each of the control deficiencies described above could result in misstatements of the aforementioned accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Accordingly, management has determined that each of these control deficiencies individually represent material weaknesses. The existence of one or more material weaknesses at December 31, 2004 precludes management from concluding that the Company’s internal control over financial reporting was effective as of December 31, 2004, based on the criteria in the Internal Control—Integrated Framework.

The Company’s evaluation of its internal control over financial reporting as of December 31, 2004 is not complete. Further, there can be no assurance that as a result of the ongoing evaluation of internal control over financial reporting, additional deficiencies will not be identified or that any deficiencies identified, either alone or in combination with others, will represent a material weakness.

Changes in Internal Control Over Financial Reporting

As discussed above, management has not completed its assessment of the Company’s internal control over financial reporting. However, management is aware of material weaknesses, that have resulted in changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Our management has discussed the material weaknesses described above and other deficiencies with our audit committee. In an effort to remediate the identified material weaknesses and other deficiencies, we have initiated a number of changes to our internal control over financial reporting including the following:

•	We established documentation policies and procedures for accounting review of month-end close, journal entries, payrolls, revenue contracts, write-offs, restructuring related entries, impairment reviews and tax related entries;

•	We purchased an online accounting research tool and will train our accounting managers in its use to assist in consistent financial reporting and application of accounting policies and procedures; and

•	We have migrated record keeping for a foreign subsidiary to our Oracle accounting application.

Additionally, in response to the material weaknesses identified, we intend to implement additional remedial measures, including, but not limited to the following:

•	engaging expert resources to assist with worldwide tax planning and compliance and to review our overall corporate structure;

•	engaging consultants to assist in the application of GAAP to complex issues on a quarterly basis;

•	hiring additional accounting personnel to focus on our ongoing remediation initiatives and compliance efforts;

•	implementing consistent accounting and professional services time reporting systems worldwide;

•	improving our documentation and training related to policies and procedures for the controls related to our significant accounts and processes;

•	improving our documentation and training regarding revenue recognition procedures and reviews;

•	improving control and monitoring over access to data and information systems;

•	requiring passwords, which are changed every 90 days, to access critical systems and financial applications;

•	re-allocating and/or relocating duties of finance personnel to enhance segregation of duties; and

•	implementing consistent purchasing systems worldwide.

While we believe that the remedial actions will result in correcting the material weaknesses in our internal controls, the exact timing of when the conditions will be corrected is dependent upon future events, which may or may not occur.

Prior to the filing of our management’s report on the effectiveness of internal control over financial reporting, we may identify additional deficiencies, some of which may constitute material weaknesses either individually or when taken into account with other identified deficiencies, in our internal control over financial reporting. We may also identify additional remedial actions necessary to address material weaknesses already identified or identified prior to the filing of management’s report on internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 28, 2005, the Compensation Committee of our Board of Directors approved the cash awards with respect to the bonus component for the fiscal period ended on December 31, 2004 of our chief executive officer and other officers who are reporting persons under Section 16 of the Securities Exchange Act of 1934, our executive officers. The bonus awards were determined based on the actual performance of the company during the fiscal year 2004 as measured against certain performance objectives. The following table sets forth the cash bonus awards for the fiscal period ending on December 31, 2004 to our executive officers:

Executive Officer Name	Title	2004 Bonus Award
Mark J. Ferrer	Chief Executive Officer and Chairman	$25,000
James A. Clark	Executive Vice President and Chief Financial Officer	$15,000
Michael J. Zukerman	Executive Vice President, General Counsel and Secretary	$15,000
Menelaos Serbinis	Chief Technology Officer and EVP of Marketing	$22,500
Barry Twohig	Executive Vice President, Engineering	$15,000
Mark Palomba	Executive Vice President, WW Services, Support	$17,000

On March 28, 2005, our Compensation Committee approved an additional payment of $18,000 to Mark J. Ferrer, our chief executive officer and chairman, to reimburse him for taxes he incurred as a result of our payment of approximately $27,000 to Mr. Ferrer’s legal counsel in connection with the negotiation and execution of Mr. Ferrer’s employment agreement with us.

On October 27, 2004, our Compensation Committee approved the compensation of our non-employee directors for fiscal year 2005. Each non-employee director shall receive an annual retainer of $5,000 for serving as a director. In addition, the following annual cash retainers will be paid for services on board committees:

Non-chair Member of Compensation Committee	$2,500
Non-chair Member of Nominating & Corporate Governance Committee	$2,500
Non-chair Member of Audit Committee	$5,000
Chair of Compensation Committee	$5,000
Chair of Nominating & Corporate Governance Committee	$5,000
Chair of Audit Committee	$10,000

All of these cash payments are paid incrementally on a quarterly basis. Each non-employee director shall also be paid $2,000 for each full board meeting attended in person, $1,000 for each committee meeting attended in person and $500 for each meeting attended by telephone.

Upon appointment to the Board of Directors, non-employee directors will receive an initial grant of an option to purchase 75,000 shares of our common stock under the terms of our Amended and Restated 1998 Stock Incentive Plan (our 1998 Plan). These options will become exercisable over a four-year period, at a rate of 1/48th per month. Thereafter, following the conclusion of each regular annual meeting of shareholders, each non-employee director will receive a grant of an option to purchase 15,000 shares of our common stock under the terms of our 1998 Plan, if, on such date, he or she will continue to serve on our Board of Directors. These annual option grants will become exercisable over a three-year period, at a rate of 1/36th per month.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K regarding our directors is incorporated herein by reference from the information contained in the section captioned “Election of Directors” in our definitive proxy statement for our 2005 annual meeting of shareholders (“Proxy Statement”) to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2004. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

The information required by this Item 10 regarding our audit committee and audit committee financial expert is incorporated herein by reference from the information contained in the Proxy Statement.

The information required by this Item 10 regarding Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted the Critical Path, Inc. Code of Ethics and Business Conduct for Officers, Employees and Directors (the “code of ethics”). The code of ethics applies to our principal executive officer, principal financial officer and principal accounting officer and all our other employees and is publicly available on our website at www.criticalpath.net. If we make any amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our principal executive officer, principal financial officer and principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the sections captioned “Executive Compensation” and “Director Compensation” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

The following table provides information with respect to our compensation plans under which equity securities are authorized for issuance as of our fiscal year ended December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plan approved by shareholders	9,017,349	(a)	$16.41	4,691,691	(b)
Equity compensation plan not approved by shareholders (c)	6,073,809		2.85	265,598

Total	15,091,158		10.95	4,957,289

(a)	As a result of our previous business acquisition activities, there are 48,519 shares of common stock to be issued upon the exercise of outstanding options at an average exercise price of approximately $45.17 per share.

(b)	Includes 669,338 shares of common stock available for future issuance under our employee stock purchase plan (ESPP). The number of shares reserved for issuance under the ESPP is subject to an annual increase on January 1 of each year by an amount equal to 1% of our issued and outstanding common stock on such date, not to exceed 1,000,000 additional shares each year.

Additionally, the number of shares reserved for issuance under the 1998 Stock Option Plan (the 1998 Plan), our shareholder approved plan, is subject to an annual increase on January 1 of each year by an amount equal to 2% of the total number of our common stock authorized for issuance. As a result, we added 4 million options to the 1998 Plan for future issuance to purchase shares of our common stock in January 2005. The aggregate number of shares of common stock which may be issued under the 1998 Plan shall at all times be subject to adjustment as a result of stock splits, dividends payable in shares, combinations or consolidations of outstanding stock, recapitalizations, mergers or reorganizations. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 1998 Plan.

See Note—Shareholders’ Equity (Deficit) in the Notes to Consolidated Financial Statements for a brief summary of the material features of the 1999 Nonstatutory Stock Option Plan, our non-shareholder approved equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the sections captioned “Certain Relationships and Related Transactions” and “Audit Committee Pre-Approval Policies and Procedures” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the section captioned “Principal Accounting Fees and Services” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to Consolidated Financial Statements

Please see the Index to Consolidated Financial Statements that appears below.

(a)(2) Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, 2003 and 2004 appears on page 92 of this report and should be read in conjunction with the consolidated financial statements and related notes thereto and report of independent registered public accounting firm filed herewith.

Schedules not mentioned above have been omitted because the information required to be set forth therein is not applicable or the information is otherwise included in the Financial Statements or notes thereto.

(a)(3) Exhibits

Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

3(i).1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(b) to the Registrant’s Registration on Form S-1 (File No. 333-71499)).

3(i).2	Amendment to the Articles of Incorporation, dated January 5, 2001 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

3(i).3	Certificate of the Powers, Designations, Preferences and Rights of the Series D Cumulative Redeemable Convertible Participating Preferred Stock dated November 6, 2001 (Incorporated by reference to Exhibit 3(i).3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3(i).4	Certificate of Amendment of Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3(i).5	Form of Amended and Restated Certificate of Determination of Preferences of Series D Redeemable Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed March 10, 2004).

3(i).6	Form of Certificate of Determination of Preferences of Series E Redeemable Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed March 10, 2004).

3(i).7	Certificate of Determination of Preferences of Series F Redeemable Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2004).

3(ii)	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3(ii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.2	Preferred Stock Rights Agreement dated as of March 19, 2001 between Registrant and ComputerShare Trust Company, Inc., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively (Incorporated by reference to Exhibit 4.5 of Registrant’s Form 8-A filed on May 7, 2001).

4.3	Amendment No. 1 to Preferred Stock Rights Agreement dated as of November 6, 2001 between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.4	Amendment No. 2 to Preferred Stock Rights Agreement dated as of November 18, 2003 between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.5	Amendment No. 3 to Preferred Stock Rights Agreement dated as of January 16, 2004 between Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.6	Amendment No. 4 to Preferred Stock Rights Agreement dated as of March 9, 2004 between Critical Path, Inc. and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.5 to the Registrant’s Amendment No. 2 to the Company’s Registration Statement on Form 8-A filed on March 10, 2004 (File No. 000-25331)).

4.7	Amendment No. 5 to Preferred Stock Rights Agreement dated as of June 24, 2004 between Critical Path, Inc. and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.6 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A (File No. 000-25331)).

4.8	Amendment No. 6 to Preferred Stock Rights Agreement dated as of December 29, 2004, between the Company and Computershare Trust Company, Inc. (Incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed January 3, 2004).

4.9	Amendment No. 7 to Preferred Stock Rights Agreement dated as of February 10, 2005 between the Company and Computershare Trust Company, Inc. (Incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed February 24, 2005).

4.10	Indenture, dated March 31, 2000, by and between Registrant and State Street Bank and Trust Company of California, N.A., Trustee, relating to the $300 million five-year, 5.75% Convertible Subordinated Notes due April 1, 2005 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

4.11	Warrant to Purchase Common Stock dated March 29, 2001 issued by the Registrant to Vectis Group LLC (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.12	Warrant to Purchase Common Stock dated January 29, 1999 issued by the Registrant to America Online, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).

4.13	Warrant to Purchase up to 25,000 Shares of Common Stock dated as of December 29, 1999 by and between Ecker Folsom Properties, LLC (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.14	Warrant to Purchase up to 834,000 Shares of Common Stock dated as of June 2000 by and between Worldsport Networks Europe Ltd. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.15	Stock and Warrant Purchase and Exchange Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, LP, GAP Coinvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.16	Escrow Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.17	Amended and Restated Stockholders Agreement, dated November 26, 2003, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAP-W, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Vectis CP Holdings, LLC (Incorporated by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.18	Third Amended and Restated Registration Rights Agreement, dated March 9, 2004, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited, Vectis CP Holdings, LLC, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P., Guggenheim Portfolio Company XIII, Passport Master Fund, L.P., Crosslink Crossover Fund IV, L.P., Sagamore Hill Hub Fund, Ltd., Criterion Capital Partners, Ltd., Criterion Capital Partners, Institutional, Criterion Capital Partners, L.P. and Capital Ventures International (Incorporated by reference to Exhibit 4.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.19	Note Amendment Agreement dated March 12, 2004, by and among Registrant, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (Incorporated by reference to Exhibit 4.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.20	Warrant to Purchase up to 100,000 Shares of Common Stock dated March 12, 2004 issued by the Registrant to Silicon Valley Bank (Incorporated by reference to Exhibit 4.47 to the Registrant’s Annual Report on Form 10-Q for the year ended March 30, 2004).

4.21	Form of Warrant to Purchase up to 100,000 shares of Common Stock, by and between Max Limited and the Registrant (Incorporated by reference to Exhibit 4.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.22	Form of Note dated as of December 30, 2004 (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on January 3, 2005).

4.23	Form of Warrant to Purchase Series F Redeemable Convertible Preferred Stock of the Company dated December 30, 2004 (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on January 3, 2005).

10.1	Hills Plaza I Office Lease dated as of November 16, 2001 by and between Registrant and SPI Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2	First Amendment to Lease dated November 17, 2003 by and between the Registrant and Sri Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.3#	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).

10.4#	Amended and Restated 1998 Stock Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).

10.5#	1999 Stock Option Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed on September 22, 1999 (File No. 333-87553)).

10.6#	Critical Path, Inc. Amended and Restated 1998 Stock Plan Notice of Restricted Stock Award (Incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.7#	First Amended and Restated Employment Agreement dated as of January 7, 2002 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.8#	Amendment No. 1 to First Amended and Restated Employment Agreement dated as of September 1, 2003 by and between the Registrant and William McGlashan, Jr. (Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9#	Separation Agreement and Mutual Release, dated as of April 14, 2004, by and between the Registrant and William McGlashan (Incorporated by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.10#	Nonstatutory Stock Option Agreement dated as of August 1, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.11#	Nonstatutory Stock Option Agreement dated as of November 8, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.12#	Nonstatutory Stock Option Agreement dated as of December 21, 2001 by and between Registrant and William E. McGlashan, Jr. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.13#	Employment Agreement dated as of November 4, 2002 by and between Registrant and Patrick Tracy Currie (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.14#	Severance Agreement and Release of Claims by and between the Registrant and Tracy Currie dated October 29, 2004. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.15#	Nonstatutory Stock Option Agreement dated as of November 6, 2002 by and between Registrant and Patrick Tracy Currie (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.16#	Employment Agreement dated as of January 14, 2002 by and between Registrant and Bernard Harguindeguy (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.17#	Amendment to Employment Agreement and Release of Claims dated May 16, 2003 by and between the Registrant and Bernard Harguindeguy (Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18#	Incentive Bonus Agreement dated October 23, 2003 between the Registrant and Bernard Harguindeguy (Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19#	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.20#	Employment Agreement dated February 4, 2004 by and between the Registrant and James Clark (Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.21#	Employment Agreement, dated June 11, 2001 by and between the Registrant and Michael Zukerman

10.22#	Amendment to Employment Agreement, dated December 20, 2002, by and between the Registrant and Michael Zukerman (Incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.23#	Change of Control Severance Agreement, dated as of May 29, 2003, by and between the Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.24#	Waiver Agreement made and entered into as of December 23, 2003, by and between Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.25#	Amendment to Employment Agreement, dated December 23, 2003, by and between the Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.26	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of April 15, 2004 by and between Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.27#	Nonstatutory Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.28#	Incentive Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.71 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.29#	Restricted Stock Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.30#	Nonstatutory Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective August 16, 2004 (Incorporated by reference to Exhibit 10.73 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.31#	Restricted Stock Agreement by and between the Registrant and Mark Ferrer for grant effective August 16, 2004 (Incorporated by reference to Exhibit 10.74 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.32#	Employment Agreement dated as of March 29, 2004 by and between Registrant and Mark Ferrer. (Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003).

10.33	Note and Warrant Purchase Agreement dated as of December 29, 2004, between the Company and the Investors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2005).

10.34#	Employment Agreement dated as of May 17, 2004 by and between Registrant and Mark Palomba.

10.35#	Employment Agreement dated as of March 6, 2000 by and between Registrant and Mike Serbinis.

10.36#	Employment Agreement dated as of January 19, 2000 by and between Registrant and Barry Twohig.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement.

(b) Exhibits

The exhibits set forth in (a)(3) above are filed or incorporated by reference as part of this report on Form 10-K.

(c) Financial Statement Schedules

The Valuation and Qualifying Accounts Schedule in (a)(2) above is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

On Financial Statements

To the Board of Directors and Shareholders

of Critical Path, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(i) present fairly, in all material respects, the financial position of Critical Path, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 31, 2005

CRITICAL PATH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2003	2004
ASSETS
Current assets
Cash and cash equivalents	$18,984	$23,239
Accounts receivable, net	16,880	19,667
Prepaid and other current assets	4,664	4,567

Total current assets	40,528	47,473
Property and equipment, net	14,821	11,379
Goodwill	6,613	6,613
Restricted cash	—	2,702
Other assets	5,763	1,032

Total assets	$67,725	$69,199

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,022	$4,973
Accrued compensation and benefits	2,749	4,926
Income and other tax liabilities	4,010	5,063
Other accrued liabilities	13,996	13,218
Deferred revenue	8,856	9,978
Line of credit facility	2,298	—
Capital lease and other obligations, current	1,721	1,067
Notes payable, current	—	5,565

Total current liabilities	38,652	44,790
Deferred revenue, net of current portion	1,343	173
Notes payable, net of current portion	48,376	8,875
Embedded derivative liability	24,890	5,173
Capital lease and other obligations, net of current portion	1,295	—

Total liabilities	114,506	59,011

Commitments and contingencies (Note 12)
Mandatorily redeemable preferred stock, par value $0.001 (Note 13)
Shares authorized: 75,000
Shares issued and outstanding: 4,000 and 59,986
Liquidation value: $67,494 and $157,568	30,411	122,377

Shareholders’ deficit
Common Stock and paid-in-capital, par value $0.001
Shares authorized: 200,000
Shares issued and outstanding: 21,078 and 23,087	2,154,295	2,174,496
Common stock warrants	5,947	5,947
Notes receivable from shareholders	(870)	—
Unearned stock-based compensation	—	(1,353)
Accumulated deficit	(2,238,728)	(2,290,725)
Accumulated other comprehensive income (loss)	2,114	(554)

Total shareholders’ deficit	(77,242)	(112,189)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$67,725	$69,199

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2003	2004
Net revenues
Software license	$35,176	$22,104	$19,326
Hosted messaging	24,893	19,444	17,842
Professional services	11,593	12,315	12,829
Maintenance and support	15,471	18,434	21,075

Total net revenues	87,133	72,297	71,072

Cost of net revenues
Software license	2,682	4,068	5,463
Hosted messaging	29,303	26,193	25,404
Professional services	10,020	12,203	11,939
Maintenance and support	8,670	5,803	5,495
Amortization of purchased technology	18,522	—	—
Stock-based expense	1,225	17	76
Restructuring expense	—	—	175

Total cost of net revenues	70,422	48,284	48,552

Gross profit	16,711	24,013	22,520

Operating expenses
Sales and marketing	43,604	31,224	22,703
Research and development	19,649	19,047	20,973
General and administrative	22,128	12,603	15,005
Acquisition related retention bonuses	11	—	—
Amortization of intangible assets	24,773	—	—
Stock-based expense	8,772	5,124	1,839
Restructuring and other expenses	3,168	6,886	3,404

Total operating expenses	122,105	74,884	63,924

Loss from operations	(105,394)	(50,871)	(41,404)
Interest income	1,506	407	405
Interest expense	(2,748)	(3,336)	(4,384)
Equity in net loss of joint venture	(1,408)	—	—
Gain (loss) on investments, net	(1,530)	549	—
Loss on extinguishment of debt	—	—	(12,783)
Other income (expense), net	(7,358)	(8,026)	7,281

Loss before income taxes	(116,932)	(61,277)	(50,885)
Provision for income taxes	(979)	(856)	(1,112)

Net loss	(117,911)	(62,133)	(51,997)
Dividend and accretion on mandatorily redeemable preferred stock	(13,904)	(12,446)	(14,565)

Net loss attributable to common shares	$(131,815)	$(74,579)	$(66,562)

Net loss per share attributable to common shares—basic and diluted:
Net loss per share attributable to common shares	$(6.78)	$(3.73)	$(3.15)
Weighted average shares—basic and diluted	19,445	20,020	21,123

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Mandatorily redeemable preferred stock			Shareholders’ equity (deficit)
				Common stock and additional paid in capital	Common stock warrants	Notes receivable from shareholders	Unearned compensation	Accumulated deficit and other comprehensive income (loss)	Total
	Series D	Amended Series D	Series E
	(in thousands)
Balance at December 31, 2001	$306	$—	$—	$2,173,466	$5,250	$(1,222)	$(7,050)	$(2,061,472)	$108,972
Accretion of dividend on mandatorily redeemable preferred stock	4,427	—	—	(4,427)	—	—	—	—	(4,427)
Accretion of beneficial conversion feature on mandatorily redeemable preferred stock	—	—	—	(125)	—	—	—	—	(125)
Accretion to redemption value for mandatorily redeemable preferred stock	9,477	—	—	(9,477)	—	—	—	—	(9,477)
Common stock issued under Employee Stock Purchase Plan	—	—	—	511	—	—	—	—	511
Exercise of stock options and warrants	—	—	—	1,268	—	—	—	—	1,268
Issuance of warrants to purchase common stock	—	—	—	—	697	—	—	—	697
Stock-based compensation related to stock options	—	—	—	1,980	—	—	—	—	1,980
Interest on shareholder note	—	—	—	—	—	(8)	—	—	(8)
Repayment of shareholder note	—	—	—	—	—	1,230	—	—	1,230
Amortization of unearned compensation	—	—	—	—	—	—	6,991	—	6,991
Unrealized investment gain (loss)	—	—	—	—	—		—	(671)	(671)
Foreign currency translation adjustments	—	—	—	—	—	—	—	2,416	2,416
Net loss	—	—	—	—	—	—	—	(117,911)	(117,911)

Balance at December 31, 2002	14,210	—	—	2,163,196	5,947	—	(59)	(2,177,638)	(8,554)
Accretion of dividend on mandatorily redeemable preferred stock	4,935	—	—	(4,935)	—	—	—	—	(4,935)
Accretion to redemption value for mandatorily redeemable preferred stock	7,511	—	—	(7,511)	—	—	—	—	(7,511)
Issuance of preferred stock in litigation settlement	3,755	—	—	—	—	—	—	—	—
Common stock issued under Employee Stock Purchase Plan	—	—	—	275	—	—	—	—	275
Exercise of stock options and warrants	—	—	—	846	—	—	—	—	846
Issuance of common stock in litigation settlement	—	—	—	1,300	—	—	—	—	1,300
Issuance of warrants to purchase common stock	—	—	—	48	—	—	—	—	48
Stock-based compensation related to stock options	—	—	—	206	—	—	—	—	206
Lapse of early exercise repurchase rights	—	—	—	870	—	—	—	—	870
Reclassification of vested portion of shareholder notes	—	—	—	—	—	(870)	—	—	(870)
Amortization of unearned compensation	—	—	—	—	—	—	59	—	59
Unrealized investment gain (loss)	—	—	—	—	—	—	—	1,461	1,461
Foreign currency translation adjustments	—	—	—	—	—	—	—	1,696	1,696
Net loss	—	—	—	—	—	—	—	(62,133)	(62,133)

Balance at December 31, 2003	30,411	—	—	2,154,295	5,947	(870)	—	(2,236,614)	(77,242)
Conversion of Series D Preferred Stock to Amended Series D and Series Preferred Stock	(37,277)	56,355	1,244	(2,490)	—	—	—	—	(2,490)
Accretion of dividend on mandatorily redeemable preferred stock	3,174	1,876	2,266	(7,315)	—	—	—	—	(7,315)
Accretion of beneficial conversion feature on mandatorily redeemable preferred stock	3,917	—	1,431	(5,349)	—	—	—	—	(5,349)
Accretion to redemption value for mandatorily redeemable preferred stock	—	1,344	557	(1,901)	—	—	—	—	(1,901)
Issuance of Series E preferred stock upon conversion of notes payable and accrued interest, net of issuance costs	—	—	57,304	28,798	—	—	—	—	28,798
Revaluation of amended Series D warrant	(225)	—	—	225	—	—	—	—	225
Common stock issued under Employee Stock Purchase Plan	—	—	—	242	—	—	—	—	242
Exercise of stock options and warrants	—	—	—	780	—	—	—	—	780
Proceeds from issuance of Series E preferred stock rights offering	—	—	—	3,965	—	—	—	—	3,965
Issuance of restricted stock	—	—	—	2,279	—	—	—	—	2,279
Payment of taxes on vested restricted stock	—	—	—	(26)	—	—	—	—	(26)
Issuance of warrants to purchase common stock	—	—	—	344	—	—	—	—	344
Stock-based compensation related to stock options	—	—	—	66	—	—	—	—	66
Lapse of early exercise repurchase rights	—	—	—	460	—	—	—	—	460
Reclassification of vested portion of shareholder notes	—	—	—	—	—	(145)	—	—	(145)
Forgiveness of shareholder note	—	—	—	123	—	1,015	—	—	1,138
Unearned compensation related to grants of restricted stock	—	—	—	—	—	—	(2,279)	—	(2,279)
Amortization of unearned compensation	—	—	—	—	—	—	926	—	926
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,668)	(2,668)
Net loss	—	—	—	—	—	—	—	(51,997)	(51,997)

Balance at December 31, 2004	$—	$59,575	$62,802	$2,174,496	$5,947	$—	$(1,353)	$(2,291,279)	$(112,189)

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Cash flow from operating activities:
Net loss	$(117,911)	$(62,133)	$(51,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (credit) for allowance for doubtful accounts	673	199	(195)
Depreciation	27,225	16,199	9,763
Amortization of intangible assets	43,295	—	—
Stock-based costs and expenses	9,997	85	1,915
Amortization of start up costs	274	55	489
Amortization of debt issuance costs	—	—	112
Equity in net loss of joint venture	1,408	—	—
Change in fair value of embedded derivative liability	7,440	12,200	(4,343)
Provision for note receivable allowance	—	—	1,950
Loss (gain) on investments	1,530	(549)	—
Loss on extinguishment of debt	—	—	12,783
Fair value of stock issued in settlement of litigation	—	5,056	—
Gain on release of funds held in escrow	—	(3,750)	—
Provision (credit) for restructured operations	461	579	(1,589)
Changes in assets and liabilities:
Accounts receivable	3,408	8,266	(4,639)
Other assets	(132)	(651)	512
Accounts payable	(696)	(1,079)	(792)
Accrued compensation and benefits	(1,018)	(1,015)	2,177
Income and other tax liabilities	(515)	(138)	1,053
Other accrued liabilities	(995)	(6,782)	946
Deferred revenue	491	(1,427)	(472)

Net cash used in operating activities	(25,065)	(34,885)	(32,327)

Cash flow from investing activities:
Notes receivable from officers	345	132	240
Property and equipment purchases	(6,770)	(12,225)	(4,155)
Sales (purchases) of marketable securities, net	172	9,573	—
Payments for acquisitions, net of cash acquired	4,511	—	—
Proceeds from sale of investments	—	2,373	—
Proceeds from the release of funds held in escrow	—	3,750	—
Restricted cash	(55)	2,729	(2,702)

Net cash provided by (used in) investing activities	(1,797)	6,332	(6,617)

Cash flow from financing activities:
Proceeds from issuance of Common Stock	1,779	1,121	1,022
Proceeds from issuance of convertible notes, net	—	10,000	41,045
Proceeds from rights offering	—	—	3,965
Proceeds from line of credit	—	4,900	—
Principal payments against line of credit facility	—	(2,602)	(2,298)
Proceeds from payments of shareholder notes receivable	1,230	—	—
Principal payments on note and lease obligations	(3,790)	(814)	(1,129)

Net cash provided by (used in) financing activities	(781)	12,605	42,605

Net increase (decrease) in cash and cash equivalents	(27,643)	(15,948)	3,661
Effect of exchange rates on cash and cash equivalents	1,678	1,434	594
Cash and cash equivalents at beginning of year	59,463	33,498	18,984

Cash and cash equivalents at end of year	$33,498	$18,984	$23,239

Supplemental cash flow disclosure:
Cash paid for interest	$2,316	$2,850	$1,823
Cash paid for income taxes, net of refunds	$2,578	$21	$746
Non-cash investing and financing activities:
Retirement of notes payable through issuance of Preferred Stock	$—	$—	$45,484

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Summary of Significant Accounting Policies

The Company

Critical Path, Inc. was incorporated in California on February 19, 1997. Critical Path, along with its subsidiaries (collectively referred to herein as the “Company”), delivers software and services that enable the rapid deployment of highly scalable valued-added solutions for messaging and identity management. The Company’s messaging and identity management solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs. The Company’s messaging solutions, which are available both as licensed software and as hosted services, provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. The Company’s identity management solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates, and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, suppliers, and customers.

Liquidity

The Company has focused on capital financing initiatives in order to maintain current and planned operations. The Company has operated at a loss since inception and its history of losses from operations and cash flow deficits, in combination with cash balances, raise concerns about the Company’s ability to fund operations. Consequently, in the fourth quarter of 2003 and first quarter of 2004 we secured additional funds through several rounds of financing that involved the sale of senior secured notes. In addition, in the third quarter of 2004 we completed a rights offering which raised approximately $4.0 million, and in the fourth quarter of 2004 we drew $11.0 million from an $18.0 million round of debt financing. In March 2005, the Company drew down the remaining $7.0 million from the $18.0 million round of debt financing. The Company is not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in December 2007. If the Company is unable to increase revenues or reduce the amount of cash used by its operating activities during 2005, the Company may be required to undertake additional restructuring alternatives, or seek additional debt financing although the Company’s ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness.” The Company does not believe that equity financing on terms reasonably acceptable is currently available.

The following table sets forth the Company’s net losses attributable to common shareholders and the cash used to support operating activities for the recent periods indicated:

	Fiscal year ended December 31,
	2002	2003	2004
	(in thousands)
Net loss attributable to common shareholders	$(131,815)	$(74,579)	$(66,562)
Net cash used by operating activities	(25,065)	(34,885)	(32,327)

With the Company’s history of operating losses and cash used to support operating activities, the primary sources of capital have come from both debt and equity financings completed over the past several years. The Company’s principal sources of liquidity include its cash and cash equivalents. As of December 31, 2004, the Company had cash and cash equivalents available for operations totaling $23.2 million, of which $6.7 million was located in accounts outside the United States and which is not readily available for domestic operations. However, the Company intends to pursue the investigation of restructuring its foreign subsidiaries which, if successful, may provide easier access to the repatriation of a greater portion of the Company’s cash located in

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts outside the United States. Additionally, the Company is currently evaluating the newly enacted American Jobs Creation Act of 2004 (the AJCA) and is not yet in a position to decide whether, or to what extent, the AJCA will enable the Company to repatriate foreign earnings that have not yet been remitted to the United States. Accordingly, the Company’s readily available cash resources in the United States as of December 31, 2004 were $16.5 million, which included $11.0 million drawn from an $18.0 million round of debt financing completed in December 2004. As of December 31, 2004, the Company had cash collateralized letters of credit totaling approximately $2.7 million. This cash is recorded as restricted cash on the Company’s balance sheet and is not readily available for operations; however, the Company believes that it will be able to reduce its letters of credit upon relocating its headquarters facility.

Based on the Company’s financing activities in the fourth quarter of 2004 and the draw in March 2005 of the remaining $7.0 million of the $18.0 million debt financing, the Company believes that it has sufficient cash to meet its cash operating requirements for the next 12 months, including the $1.3 million lease termination payment discussed in Note 18—Subsequent Events along with the $5.6 million repayment of the outstanding 5 3/4% Convertible Subordinated Notes (the 5 3/4% Notes) due on April 1, 2005 as well as the investments in capital equipment to support the transition of the Company’s hosted messaging environment from an out-sourced model to one that would be performed in-house and to support the Company’s on-going research and development efforts. For the long-term, the Company believes that its operating activities will be able to provide the liquidity and capital resources sufficient to support its business.

At December 31, 2004 the Company had no borrowings under its credit facility with Silicon Valley Bank because the borrowing availability had been eliminated and the Company was required to cash collateralize its letters of credit, totaling approximately $2.7 million. For additional information with respect to the credit facility, see Note 9—Credit Facility.

Ability to incur additional indebtedness

Under the terms of the Company’s line of credit, the Company is required to obtain the consent of Silicon Valley Bank to incur additional indebtedness. Additionally, under the terms of the Series D Cumulative Redeemable Convertible Preferred Stock (the Series D preferred stock), the Company must seek the consent of the holders of a majority of its Series D preferred stock in order to incur any additional indebtedness. The Company is not required to obtain any third-party consents in order to draw down the remaining $7.0 million of the 13.9% Notes.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. Cash and cash equivalents and restricted cash are deposited with financial institutions that management believes are creditworthy. While the Company’s accounts receivable are derived from product and service transactions with geographically dispersed companies that operate in a number of horizontal markets, certain customers may be negatively impacted as a result of an economic downturn or other industry or market related conditions.

Valuation Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Company’s review of their current credit information. The Company continually monitors collections and payments from customers and maintains a provision for estimated credit losses based on a percentage of its accounts receivable, the historical

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within the Company’s expectations and appropriate reserves have been established, the Company cannot guarantee that it will continue to experience the same credit loss rates that the Company has experienced in the past. Material differences may result in the amount and timing of revenue and or expenses for any period if management made different judgments or utilized different estimates.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable and accounts payable, are carried at cost, which approximates fair value due to the short maturity of these instruments. The fair value of the Company’s notes payable are disclosed in Note 10—Notes Payable.

Derivative Instruments

The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.

The Company’s Series D preferred stock and the Amended Series D preferred stock contain an embedded derivative instrument, related to the change-in-control feature of the Series D preferred stock, which is recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. At December 31, 2003, the embedded derivative instrument was recorded in the carrying value of the Series D preferred stock, in accordance with the authoritative guidance at such time, but has been reclassed to long-term liabilities in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). At December 31, 2003 the estimated fair value of the embedded derivative liability was $24.9 million and at December 31, 2004, the estimated fair value of the embedded derivative liability in the Amended Series D preferred stock was $3.0 million. See also Note 13—Mandatorily Redeemable Preferred Stock.

The Company also carries a derivative instrument associated with warrants which were issued as part of an $11.0 million financing transaction completed in December 2004. The proceeds from the financing transaction were allocated to the notes and warrants based upon their relative estimated fair values. The estimated fair value allocated to the warrants of $2.1 million has been classified as a derivative instrument and recorded as a long-term liability on the Company’s balance sheet. In accordance with SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). Because these notes were issued at the end of the Company’s fiscal year, the warrant derivative liability is being carried on the Company’s books at its initial fair value of $2.1 million at December 31, 2004. See also Note 10—Notes Payable.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term. The Company generally depreciates computer equipment and software, and furniture and fixtures over useful lives of three years.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains and losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

Software Costs for Internal Use

The Company capitalizes costs related to software for internal use. These costs primarily include purchased software and qualifying external consulting fees and are amortized over their estimated useful lives, generally three years. The amortization expense is included in general and administrative expenses. During 2002, 2003 and 2004, approximately $278,000, $174,000 and $237,000, respectively, of internal use software costs were capitalized, and amortization of $1.3 million, $1.1 million and $350,000, respectively, was charged to expense.

Software Costs for Products

Development costs related to software products are expensed as incurred, as research and development costs, until technological feasibility of the product has been established. The Company has defined the establishment of technological feasibility as the completion of a working model. There is typically a relatively short time period between technological feasibility and product release, and the amount of costs incurred during such period is insignificant; as a result, capitalization of software development costs has been infrequent and insignificant. Amortization of approximately $267,000 was recorded in each of 2002 and 2003 associated with software development costs capitalized in 2000. There were no capitalized software development costs to amortize in 2004 and no amounts were capitalized during 2002, 2003 and 2004.

Goodwill

As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The standard also requires that goodwill be allocated to the Company’s reporting units for purposes of impairment testing. The Company identified one reporting unit for the purposes of this analysis: digital communications software and services.

This impairment review involves a two-step process as follows:

Step 1	The Company compares the fair value of its reporting unit to the carrying value, including goodwill, of the unit. If the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to step 2. If the reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2	The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess. Purchased technology and other identifiable intangible assets are carried at cost less accumulated amortization. The Company amortizes other identifiable intangibles on a straight-line basis over their estimated useful lives.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 7—Goodwill and Other Intangible Assets, for a discussion of the results of the Company’s 2004 impairment review.

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

Based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in the Company’s current business model. See also Note 6—Property and Equipment and Note 7—Goodwill and Other Intangible Assets.

Revenue Recognition

The Company recognizes revenue related to the sale of the Company’s licensed software products, hosted messaging and communication services, professional services and post-contract customer maintenance and support services. Revenue is recognized once the related products and services have been delivered and collection of all fees is considered probable.

•	License Revenues

Software license. The Company derives software license revenues from perpetual and term licenses for the Company’s messaging and identity management solutions and for third-party software which the Company resells. License revenues are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software to the customer has occurred and the collection of a fixed or determinable license fee is considered probable.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	Service Revenues

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

Advertising Expense

Advertising and promotion costs are expensed as incurred. Costs associated with the development of print or other media campaigns are deferred until the period that includes the first commercial use of the media campaign. Costs associated with industry trade shows and customer conferences are deferred until the period that includes the applicable trade show or conference. Advertising costs totaled $353,000, $49,000 and $36,000 during 2002, 2003 and 2004, respectively.

Research and Development

Research and development costs include expenses incurred by the Company to develop and enhance its digital communications software and services. Research and development costs, including acquired in-process research and development costs, are recognized as expense, when incurred.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18. The shares underlying warrants or options, which are unvested, are remeasured at each reporting date until a measurement date occurs, at which time the fair value of the warrant is fixed. The related charge is amortized over the estimated term of the relationship. In the event such remeasurement results in increases or decreases from the initial fair value, which could be substantial, these increases or decreases will be recognized immediately, if the fair value of the shares underlying the milestone has been previously recognized, or over the remaining term, if not. Currently, all related amortization has been recognized as advertising expense over the term of the estimated benefit period. See also Note 7—Goodwill and Other Intangible Assets.

The following stock-based compensation amounts, as reported in the Company’s Consolidated Statement of Operations for 2002, 2003 and 2004, are further detailed on a product or functional basis as follows:

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Stock-based expense reported in cost of net revenues:
Hosted messaging	$590	$8	$28
Professional services	222	3	47
Maintenance and support	413	6	1

Total stock-based expense reported in cost of net revenues	1,225	17	76

Stock-based expense reported in operating expenses:
Sales and marketing	3,877	18	48
Research and development	1,214	15	37
General and administrative	3,681	35	1,754
Settlement of litigation	—	5,056	—

Total stock-based expense reported in operating expenses	8,772	5,124	1,839
Total stock-based expenses	$9,997	$5,141	$1,915

Of the stock-based charges incurred by the Company in 2004 totaling $1,915,000, $926,000 represents the initial vesting of restricted stock and units granted in 2004, and $989,000 represents stock-based costs associated with severance agreements for certain terminated employees and consulting arrangements. These charges were included in operating expenses based on the functions of the related employees and consultants. See Note 14—Shareholders’ equity (deficit) for a further discussion.

In 2003, the Company recorded a stock-based charge of $5,056,000 associated with the issuance of shares of Common Stock and Series D Preferred Stock to settle litigation. See Note 12—Commitments and Contingencies for additional information.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, the Company recognized amortization expense of $9,997,000 associated with the amortization of unearned compensation arising from the grant of employee stock options granted in 2001 with below market exercise prices. Based upon the functions of the employees and consultants participating in the related option grants, $1.2 million of this charge was allocated to cost of net revenues and the remaining expenses were allocated to operating expenses. See Note 14—Shareholders’ equity (deficit) for a further discussion.

Pursuant to the requirements of SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, pro forma information regarding net loss and net loss per share is required to be presented as if the Company had accounted for employee stock option grants and activities under the Company’s Employee Stock Purchase Plan using the fair value method of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost been recognized based on the fair value at the date of grant for options granted and activities under the Company’s Employee Stock Purchase Plan (ESPP), the pro forma amounts of the Company’s net loss and net loss per share would have been as follows:

	Year Ended December 31,
	2002	2003	2004
	(In thousands, except per share amounts)
Net loss attributable to common shares—as reported	$(131,815)	$(74,579)	$(66,562)
Add:
Stock-based employee compensation expense included in reported net loss attributable to common shares,	9,997	59	1,915
Deduct:
Total stock-based employee compensation expense determined under a fair value based method for all grants	(68,658)	(26,696)	(8,571)

Net loss attributable to common shares—pro forma	$(190,476)	$(101,216)	$(73,218)

Basic and diluted net loss per share attributable to common shares—as reported	$(6.78)	$(3.73)	$(3.15)

Basic and diluted net loss per share attributable to common shares—pro forma	$(9.80)	$(5.06)	$(3.47)

The weighted average fair value of options granted were $4.41, $2.99 and $1.20 during 2002, 2003 and 2004, respectively. The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended December 31,
	2002	2003	2004
Risk-free interest rate	2.6%	1.7-3.0%	2.4-3.5%
Expected lives (in years)	4.0	4.0	4.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	111.0%	97.8-141.1%	119.6-138.5%

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company calculated the fair value of the activity under the Employee Stock Purchase Plan using the Black-Scholes option pricing model, as prescribed by FAS 123, using the following assumptions:

	Year Ended December 31,
	2002	2003	2004
Risk-free interest rate	2.6%	1.6-2.6%	2.3-2.6%
Expected lives (in years)	1.0	1.0	1.2
Dividend yield	0.0%	0.0%	0.0%
% Expected volatility	111.0%	97.8-139.8%	132.9-139.8%

The aggregate fair value of ESPP purchase rights granted in 2002, 2003 and 2004 was approximately $446,000, $294,000 and $128,000, respectively, which equates to a per purchase right of $1.52, $1.61 and $1.77, respectively, during 2002, 2003 and 2004.

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

Net Loss Per Share Attributed to Common Shares

Basic net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase by the Company and shares held in escrow in connection with certain acquisition agreements are excluded from the basic calculation. Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted Common Stock, shares held in escrow, Common Stock subject to repurchase rights, and incremental Common and Preferred shares issuable upon the exercise of stock options and warrants and upon conversion of Series D preferred stock, the Senior Secured Convertible Notes and the Convertible Subordinated Notes. See also Note 16—Net Loss Per Share Attributed to Common Shares.

Comprehensive Income (Loss)

The Company accounts for and reports comprehensive income or loss and its components in its financial statements. Comprehensive income (loss), as defined, includes the Company’s net income or loss and all other changes in equity (net assets) during the period from non-owner sources.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in accumulated other comprehensive income (loss) during 2002, 2003 and 2004 were as follows (in thousands):

	Unrealized gain (loss) on available-for-sale investments	Cumulative translation adjustment	Total
Balance at December 31, 2001	$(790)	$(1,998)	$(2,788)
Unrealized investment losses	(671)	—	(671)
Foreign currency translation adjustments	—	2,416	2,416

Balance at December 31, 2002	$(1,461)	$418	$(1,043)

Unrealized investment gains	1,461	—	1,461
Foreign currency translation adjustments	—	1,696	1,696

Balance at December 31, 2003	$—	$2,114	$2,114

Foreign currency translation adjustments	—	(2,668)	(2,668)

Balance at December 31, 2004	$—	$(554)	$(554)

There were no tax effects allocated to any components of other comprehensive income during 2002, 2003 or 2004.

Foreign Currency

The Company considers the local currencies of each of its foreign operations to be the functional currency in those operations. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are charged or credited to other comprehensive income, a component of shareholders’ equity (deficit). Gains and losses on foreign currency transactions are included in non-operating income and expense. The Company recognized net losses from foreign currency transactions in the amount of $817,000 and $440,000 in 2002 and 2003, respectively, and a net gain of $3.1 million in 2004.

Segment and Geographic Information

The Company currently manages its business in a manner that requires it to report financial results for one segment: Digital communications software and services. The management of the Company primarily uses one measure of profitability to measure the performance of this segment—Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure which represents the Company’s earnings before interest income, interest expense, provision for income taxes, depreciation, amortization and adjusted to exclude other items such as other income (expense), net, loss on extinguishment of debt, gain on investments, non-cash severance, reserve for officer notes receivable, restructuring expenses, stock-based expenses and accretion on mandatorily redeemable preferred stock. See also Note 17—Product and Geographic Information.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force Issue (EITF) No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements of EITF 03-01 are currently effective. The Company has adopted the disclosure requirements of EITF 03-01.

In April 2004, the EITF issued EITF 03-06, Participating Securities and the Two-Class Method under SFAS No. 128, Earnings per Share. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 15, 2004. The adoption of EITF 03-06 did not have a material impact on the Company’s results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. The statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the financial statements. Currently, the Company only discloses the impact of expensing the fair value of stock options in the notes to the financial statements (see Stock-based compensation section presented earlier in this Note). The statement is effective beginning with the Company’s third quarter of 2005.

The statement applies to new equity awards and to equity awards modified, repurchased, or canceled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under Statement No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under Statement No. 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under the Company’s employee stock purchase plan will be expensed based upon the fair market value of the stock option.

The statement also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which Statement No. 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which Statement No. 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under Statement No. 123. Changes to amounts as originally measured on a pro forma basis are precluded.

The adoption of SFAS No. 123R will have a material impact on the Company’s results of operations, increasing cost of revenues, sales and marketing expenses, research and development expenses and general and

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative expenses. The future results will be impacted by the number and value of additional stock option grants as well as the value of existing unvested stock options.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In October 2004, the American Jobs Creation Act of 2004 (the AJCA) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004. FSP 109-1 treats the deduction as a “special deduction” as described in FAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in the Compnay’s tax return. The Company is currently evaluating the impact the AJCA will have on the Company’s results of operations and financial position.

The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company is currently evaluating the AJCA and is not yet in a position to decide whether, or to what extent, to repatriate foreign earnings that have not yet been remitted to the United States.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which express the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provided the SECs views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issue under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in and interim period, capitalization of compensation cost related to share-based payment arrangements. The accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Managements Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact SAB 107 will have on our results of operations and financial position.

Note 2—Acquisition

On June 6, 2002, the Company acquired the remaining 60% ownership interest that it did not already own in its Japanese joint venture, Critical Path Pacific, Inc., from Mitsui and Co. Ltd., NTT Communications

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3—Strategic Restructuring

The following tables summarize strategic restructuring costs incurred by the Company during the three years ended December 31, 2004:

	Workforce reduction	Facility and operations consolidation and other charges	Non-core product and service sales and divestitures	Total
	(in millions)
Liability at December 31, 2001	$0.1	$1.9	$0.2	$2.2
Total gross charges	2.1	1.1	—	3.2
Adjustments	—	—	—	—

Total net charge	2.1	1.1	—	3.2
Cash receipts (payments)	(1.0)	(1.4)	0.1	(2.3)
Noncash charges	—	(0.5)	—	(0.5)

Liability at December 31, 2002	1.2	1.1	0.3	2.6
Total gross charges	6.0	1.8	0.3	8.1
Adjustments	(0.6)	(0.3)	(0.3)	(1.2)

Total net charge	5.4	1.5	—	6.9
Cash receipts (payments)	(6.2)	(1.8)	(0.3)	(8.3)
Noncash charges	(0.2)	(0.4)	—	(0.6)

Liability at December 31, 2003	0.2	0.6	0.0	0.8
Total gross charges (credits)	4.4	0.9	0.6	5.9
Adjustments	—	—	(2.3)	(2.3)

Total net charge	4.4	0.9	(1.7)	3.6
Cash receipts (payments)	(4.5)	(0.6)	(0.1)	(5.2)
Noncash charges	—	(0.2)	1.8	1.6

Liability at December 31, 2004	$0.1	$0.7	$—	$0.8

In April 2001, the Company announced a strategic restructuring plan that involved reorganizing and refocusing Critical Path’s product and service offerings, a workforce reduction, and a facilities and operations consolidation. Additionally, the Company implemented an expense management plan to further reduce operating costs while maintaining strong customer service. The Company completed its restructuring plan in 2001, including the divestiture of products and services deemed to be non-core products and services to the continued operations of the Company, a 44% reduction in headcount, a 65% reduction in the number of facilities and the implementation of other cost cutting measures, resulting in a significant reduction in overall operating expenses. The non-core products and services comprised approximately 21% of total revenues in the year ended December 31, 2001.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, the Company sold or discontinued its non-core products and services and as a result of these transactions recognized a net gain of $1.0 million for the year ended December 31, 2001. The Company reduced its headcount from 1,011 employees at March 31, 2001 to 562 employees at December 31, 2001. Charges related to the headcount reduction consisted primarily of the payment of severance and fringe benefits, and aggregated approximately $10.3 million during 2001. In connection with these restructuring actions, the Company reduced the number of facilities it occupied from 77 at March 31, 2001 to 27 at December 31, 2001. Lease termination and facility consolidation related charges consisted primarily of lease termination costs, future lease payments and related fees, and aggregated approximately $9.0 million during 2001.

The initiatives contemplated under these restructurings were completed during 2003, and during the first quarter of 2003, the Company reversed approximately $1.2 million in restructuring expenses, which were originally accrued in 2001 and 2002 associated with the restructuring initiatives discussed above, as the Company determined these amounts will not be paid in the future. During the fourth quarter of 2004, the company reversed approximately 2.3 million in restructuring expenses which were originally accrued in 2001. The reversal of these expenses is reflected in the “Adjustments” column of the Strategic Restructuring table presented above.

In May 2002, the Board of Directors approved a restructuring plan to reduce the Company’s expense levels consistent with the business climate at that time. In connection with the plan, a restructuring charge of $1.5 million was recognized in the second quarter of 2002. This charge was comprised of approximately $1.2 million in severance and related costs associated with the elimination of approximately 39 positions and $0.3 million in facilities lease termination costs. The balance of the accrual at December 31, 2004 was approximately $0.1 million and is expected to be utilized during the first half of 2005.

In January 2003, the Company announced a restructuring initiative designed to further reduce its expense levels in an effort to achieve operating profitability. The plan included the consolidation of certain office locations and a global workforce reduction of approximately 175 positions, or approximately 30% of the workforce. The headcount reduction was partially offset by outsourcing approximately 75 positions to lower cost service providers. The Company incurred aggregate charges of approximately $8.0 million resulting from the cost reduction plan, inclusive of $7.0 million in cash and $1.0 million in non-cash expenses. Included in this plan were approximately $1.7 million in charges incurred in the fourth quarter of 2002, comprised of approximately $0.7 million in severance and related costs and $1.0 million in facilities lease termination costs. During the first quarter of 2004, this initiative was completed and there was no remaining balance accrued at December 31, 2004.

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

In August 2004, the Company expanded its restructuring activities in an effort to reduce both short-term and long-term cash requirements. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the elimination of approximately 20% of employee positions and reduced use of third party contractors. This effort began in August 2004 and is expected to continue into the first quarter of 2005. During the three months ended September 30, 2004, the Company recorded restructuring

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charges related to these activities totaling $2.6 million, consisting primarily of $2.1 million for employee severance costs and $0.5 million for costs related to the closure or consolidation of certain facilities and operations. Additional restructuring charges totaling $0.9 million were recorded during the three months ended December 31, 2004, primarily associated with the restructuring of the Company’s hosted messaging operations.

As of December 31, 2004, the Company was carrying remaining accruals totaling $0.7 million associated with its 2004 restructuring activities. These accruals should be utilized by the end of 2005.

Note 4—Accounts Receivable

	December 31,
	2003	2004
	(In thousands)
Accounts receivable	$18,534	$20,502
Allowance for doubtful accounts	(1,654)	(835)

Accounts receivable, net	$16,880	$19,667

At December 31, 2003 and 2004, The Company did not have any customers that accounted for more than 10% of its accounts receivable.

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. The Company analyzes specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Allowance for doubtful accounts

Year Ended December 31,	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions and Write-offs	Balance at End of Period
2004	$1,654	$(195)	$(624)	$835
2003	$1,586	$199	$(131)	$1,654
2002	$1,182	$673	$(269)	$1,586

Note 5—Investments

In June 2000, the Company established a joint venture, Critical Path Pacific, Inc., with Mitsui and Co., Ltd., NTT Communications Corporation and NEC Corporation to deliver advanced Internet messaging solutions to businesses in Asia. The Company invested $7.5 million, acquiring a 40% ownership interest in the joint venture. This investment was accounted for using the equity method. During 2001 and 2002, the Company recorded equity in net loss of joint venture of approximately $1.9 million and $1.4 million, respectively. On June 6, 2002, the Company acquired the remaining 60% ownership interest in the joint venture and began including the financial results of Critical Path Pacific in its own consolidated results subsequent to the acquisition date. See also Note 2—Acquisitions.

During 2002, the Company determined that the impairment of certain of its investments were deemed to be other-than-temporary and recorded write downs of $1.5 million. During 2003, the sale of the Company’s remaining investments resulted in a net gain of $549,000, which was comprised of $2.4 million in aggregate cash proceeds, the recognition of $1.5 million in unrealized losses and the elimination of $357,000 in assets held as equity investments. As of December 31, 2003 and 2004, the Company was not carrying any investments on its balance sheet.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Property and Equipment

	December 31,
	2003	2004
	(In thousands)
Computer equipment and software	$119,336	$120,063
Furniture and fixtures	9,313	6,627
Leasehold improvements	2,030	2,145

	130,679	128,835
Less: Accumulated depreciation and amortization	(115,858)	(117,456)

	$14,821	$11,379

At December 31, 2003 and 2004 property and equipment included $5.6 million and $0.2 million of assets under capital leases, respectively, and related accumulated amortization totaled $4.5 million and $0.2 million at December 31, 2003 and 2004, respectively. All assets under capital leases relate to computer equipment and software.

During 2004, the Company retired fixed assets which were taken out of service due primarily to decisions made associated with its restructuring activities. Fixed assets having a total original cost of $9.7 million and accumulated depreciation of $9.7 million were retired. The fixed assets which were retired were primarily computer equipment and software, and furniture and fixtures located in the Company’s United States ($4.7 million), Japanese ($3.0 million) and European ($2.0 million) operations.

Depreciation expense totaled $27.2 million, $16.2 million and $9.8 million during 2002, 2003 and 2004, respectively.

Note 7—Goodwill and Other Intangible Assets

At December 31, 2004, the Company was carrying goodwill of $6.6 million, which is no longer being amortized, in accordance with SFAS No. 142. During the second quarter of 2002, the Company recorded goodwill of approximately $1.0 million associated with its acquisition of the remaining 60% ownership interest in Critical Path Pacific, Inc. (see also Note 2—Acquisitions). All acquired intangible assets were fully amortized as of December 31, 2002.

During the fourth quarter of 2004, the Company performed its annual impairment review, at which time it determined that the goodwill was not impaired. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the market value of the Company’s one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The market value of the reporting unit was estimated by multiplying the number of shares of Company stock outstanding on the analysis date by the most recent stock market closing price. The Company will continue to test for impairment on an annual basis and on a more frequent basis if events occur or circumstances change that would more likely than not reduce the fair value of any of the Company’s reporting units below their carrying value. See also Note 1—The Company and Summary of Significant Accounting Policies.

There was no intangible asset amortization expense in 2003 and 2004. Intangible asset amortization expense was $43.3 million in 2002, and in accordance with SFAS No. 142, did not include any goodwill amortization. Based on the types of other identifiable intangibles acquired, during 2002 amortization expense of $18.5 million was allocated to cost of net revenues and amortization expense of $24.8 million was allocated to operating expenses. The identifiable intangible assets which existed during 2002 primarily related to existing technology

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for some of the Company’s licensed products, which were acquired in 2000, and certain amounts related to assembled workforce, which were acquired in 1999 and 2000. These intangible assets were fully amortized as of the end of 2002.

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

As of April 9, 2000, all five milestones had been attained and all related warrants were exercised during 2000 in two net exercises of 766,674 and 1,441,067 shares. Using the Black-Scholes option-pricing model and assuming a term of seven years and expected volatility of 90%, the final revised aggregate fair value of all vested warrants was $93.8 million, which was being amortized to advertising expense using the straight-line method over four years. Aggregate charges to stock-based expenses of $14.7 million were recorded to operating expenses during 2002 related to these warrants and the value of these warrants was fully amortized at December 31, 2002.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2001, only the first of the six milestones had been attained. None of the remaining milestones are considered probable and as a result, the fair value of the warrants relating to the shares underlying the second through sixth milestones has not been recognized. During 2002, $4.6 million was charged to stock-based operating expense related to the vested warrants and the value of these warrants was fully amortized at December 31, 2002.

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

Lessor Warrants

In December 1999, the Company entered into an agreement with one of its lessors, in connection with an office lease, pursuant- to which the lessor was issued warrants to purchase up to a maximum of 25,000 shares of the Company’s Common Stock. The warrants may be exercised beginning January 1, 2000 through December 20, 2006 at a price of $90.00 per share. The warrants vest at the beginning of each month on a straight-line basis in the amount of 521 shares per month. At December 31, 2004, the warrants remained unexercised.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to the acquisition, the Company entered into discussions with Telco to modify their relationship. Accordingly, the vesting provisions of the proposed agreement were modified to reflect the requirements of the new relationship. As of December 31, 2004, none of the vesting milestones of the original agreement had been attained and none of the milestones are considered probable. Accordingly no deferred compensation associated with the warrants has been recognized. The Company expects that future changes in the trading price of the Company’s Common Stock at the end of each quarter, and at the time certain milestones are achieved, may cause substantial changes in the ultimate amount of the related stock-based charges.

Note 8—Related Party Transactions

General Atlantic Partners

In November 2003, the Company issued $10 million in 10% Senior Secured Convertible Notes to General Atlantic Partners. Upon shareholder approval in July 2004, these notes plus accrued and unpaid interest were converted into approximately 7.3 million shares of Series E Redeemable Convertible Preferred Stock (Series E preferred stock). See Note 10—Notes Payable.

In December 2004, the Company received aggregate proceeds of $11.0 million from a group of investors, including affiliates of General Atlantic Partners and the Cheung Kong Group, in exchange for notes issued in the amount of $11.0 million principal and warrants to purchase 235,712 shares of Series F Redeemable Convertible Preferred Stock (Series F preferred stock). Under the Purchase Agreement, the Company has an option to issue an additional $7.0 million in Notes and warrants to purchase 149,998 shares of Series F preferred stock. Each Note will bear interest at thirteen and nine-tenths (13.9) percent per annum. In March 2005, the Company issued the remaining $7.0 million of these notes. See Note 10—Notes Payable.

The Company also leases a small amount of office space from the General Atlantic Partners in Washington D.C., which is utilized by Critical Path employees who are based in that region of the country. The term of the lease is on a month-to-month basis at $2,500 per month which the Company believes to be the fair market value of such space.

Cheung Kong Group

In November 2003, the Company executed an agreement, subject to shareholder approval, to exchange approximately $32.8 million in face value of its 5 3/4% Notes, which were held by a group of investors led by Cheung Kong Group and its Whampoa Limited affiliates, for approximately 21.9 million shares of Series E preferred stock. At a special meeting in July 2004, the Company received shareholder approval for this transaction. See Note 10—Notes Payable.

In December 2004, the Company received aggregate proceeds of $11.0 million from a group of investors, including affiliates of General Atlantic Partners and the Cheung Kong Group, in exchange for notes issued in the amount of $11.0 million principal and warrants to purchase 235,712 shares of Series F preferred stock. Under the Purchase Agreement, the Company had an option to issue an additional $7.0 million in Notes and warrants to purchase 149,998 shares of Series F preferred stock. In March 2005, the Company issued the remaining $7.0 million of these notes. Each Note will bear interest at thirteen and nine-tenths (13.9) percent per annum. See Note 10—Notes Payable.

Vectis Group, LLC

In March 2001, the Company entered into certain agreements with Vectis Group, LLC (“Vectis Group”) to engage Vectis Group to act as an advisor to the Company with respect to various strategic alternatives the Company was exploring and to assist with other management related services. As part of the agreement, Vectis Group agreed to provide consulting services to the Company in exchange for a monthly retainer fee, potential

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction—based fees associated with certain strategic asset sales and investments in Critical Path and immediately exercisable warrants to purchase 500,000 shares of the Company’s Common Stock with an exercise price of $2.00 per share, issuable upon execution of the agreement. Using the Black-Scholes option-pricing model and assuming a term of three years, the term of the agreement, and expected volatility of 215%, the initial and final fair value of the warrant on the effective date of the agreement approximated $732,000, which was recognized upon the execution of the agreement in March 2001, because the relationship was terminable at any time. During the term of the agreement, the Company paid Vectis Group an aggregate of approximately $1.1 million in retainer fees and expenses, paid monthly over the life of the agreements, and approximately $3.1 million in transactional fees, which included approximately $2.8 million in connection with the Series D preferred stock financing transaction in November 2001, in which Vectis Group participated as one of several investors in this transaction led by General Atlantic Partners and its affiliates. See also Note 13—Financing Transactions and Preferred Stock. William McGlashan, Jr., a principal in Vectis Group, and a member of the Board of Directors of the Company, was appointed interim President and Chief Operating Officer of the Company in April 2001 and was later appointed Vice Chairman and Chief Executive Officer. Effective September 30, 2001, the Company terminated its agreements with Vectis Group for consulting and other transactional services. In connection with the termination of the agreements, certain other employees of Vectis Group became employees of Critical Path. The Company paid to Vectis a total of approximately $12,500 for expense reimbursement in February 2002. Although the agreements were terminated, certain obligations under the agreement survived, including the transaction fee paid in connection with the Company’s financing transaction in 2001 and related indemnification obligations.

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

The escrow account was initially established in February 2000 with $5.0 million to be used to reimburse the former shareholders of The docSpace Company for certain qualifying expenses related to the establishment, maintenance and dissolution of the various holding companies established by the sellers in connection with the structuring of The docSpace Company acquisition. The escrow fund is being terminated in March 2005 and any remaining outstanding qualifying expenses will be processed for reimbursement. The funds held in escrow are expected to be sufficient to cover these qualifying expenses and, following the final accounting, any remaining monies will be remitted to Critical Path, Inc.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2001 and in connection with his employment agreement, the Company advanced a loan to and held a note receivable from David Hayden, Executive Chairman and a Director of the Company, in the amount of $1.5 million. The full recourse note accrues interest at the rate of 6.75% per annum and could be repaid by the achievement of performance-based milestones described in Mr. Hayden’s employment agreement and performance loan agreement. The loan was also subject to forgiveness upon certain change of control events. In February 2002, the Board approved an amendment of Mr. Hayden’s employment agreement that eliminated the original performance-based milestones in favor of a single performance-based milestone tied to a change of control event. In addition, the Board increased the amount available under the loan agreement by an additional $450,000, which was funded in March 2002. The loan amount was secured by a first priority security interest in all of Mr. Hayden’s shares and options in the Company, with all other terms of the loan and other agreements unchanged. In July 2002, in connection with the settlement of the terms and conditions of Mr. Hayden’s termination of employment with the Company, some of the terms of the loan were altered as described in this section below under “Termination Agreements.” During 2004, as a result of a decline in the value of the underlying collateral and concerns about the ultimate collectability of the note, the Company established a balance sheet allowance in the amount of $1,950,000, which was recorded as a component of general and administrative operating expenses.

In December 2001, the Board approved a fully secured loan to William McGlashan, Jr., the Company’s Chief Executive Officer, of up to $4.0 million in connection with the purchase of a principal residence in the San Francisco Bay Area. In May 2002, the Compensation Committee of the Board and Mr. McGlashan agreed to amend the agreement in order to reduce the amount of the loan commitment to $1.5 million. No portion of the loan commitment was funded.

In connection with the reduction of the loan commitment, in May 2002 Mr. McGlashan was granted an option to purchase 1,000,000 shares of the Company’s Common Stock, at an exercise price of $1.74 per share, which was the fair market value on the date of grant. The option was immediately exercisable subject to the Company’s lapsing right of repurchase at a price equal to the exercise price per share over a three year period. Mr. McGlashan exercised his right to early exercise purchase the shares through a promissory note and stock pledge agreement in May 2002. As such, the Company held a promissory note in the amount of $1,740,000 secured by shares of Common Stock. The promissory note accrues interest at the adjustable quarterly reference rate of Fidelity Investments or similar banking entity as the shares vest with respect to that portion of the purchase price representing the purchase price of the “vested” shares.

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

In April 2004, in connection with the settlement of the terms and conditions of Mr. McGlashan’s termination of employment with the Company, the Company forgave the note receivable. At the date of Mr. McGlashan’s termination in April 2004, options associated with $1,015,000 of the note receivable balance had vested and this portion of the note had been reclassified to Notes receivable from shareholders in shareholders’

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deficit. The remaining $725,000 was associated with the unvested portion of his options and was classified in Other assets. See the separate discussion below under “Termination Agreements.”

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

In April 2004, the Company entered into a separation agreement with William McGlashan, Jr., the Company’s Chief Executive Officer. Under the terms of the agreement, Mr. McGlashan received a lump sum

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment of $400,000 and the Company forgave a note receivable in the amount of $1.7 million. Mr. McGlashan surrendered 250,000 shares of the Company’s common stock, but received an extension of the exercise period for options to purchase 430,424 shares of Critical Path common stock to April 2007. As a result, the Company recorded compensation expense of $1.5 million during the second quarter of 2004.

Consulting Agreements

In April 2002, the Company retained the services of CTD, LLC (“CTD”), an operational planning consulting company. The founder and president of CTD was Patrick Tracy Currie, who subsequently became the Company’s Executive Vice President, Operations and General Manager of Hosted Operations following the termination of the consulting arrangement with CTD as described below. Mr. Currie and his spouse shared full ownership of CTD. Under the terms of the Statement of Work entered into between the Company and CTD, CTD received payments for its services based on daily rates as well as reimbursement of costs associated with the work performed. In connection with this consulting arrangement, the Company paid to CTD an aggregate of approximately $320,000 in 2003.

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

In August 2002, the Company hired R.B. Webber & Company, strategic management consultants, to prepare an executive level research and forecast presentation on the enterprise messaging market. The agreement provided for a flat fee of $85,000 over a two month period for the services of several consultants of R.B. Webber and Company, with reimbursement for expenses capped at 5% of the fee. Jeffrey Webber, a former member of the Board of Directors of the Company, is a partner of R.B. Webber and Company. Mr. Webber shall also provide consulting services under the agreement.

Note 9—Credit Facility

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

During the three months ended June 30, 2004, the Company was not in compliance with a certain financial covenant relating to the minimum Americas revenue for the months ended April 30, May 31 or June 30, 2004. As

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a result, in August 2004 the credit facility was amended and the Company entered into a pledge and security agreement with the Bank pursuant to which the Company was required to cash collateralize letters of credit previously held under the credit facility, totaling approximately $2.7 million, during the third quarter of 2004. This cash is considered restricted as reported on the balance sheet as of December 31, 2004 and, as such, is unavailable for operating activities. Furthermore, while the Company still maintains this credit facility with the Bank, the August 2004 amendment terminates the Bank’s commitment to make loans under the credit facility, does not permit any further borrowing by the Company and removes all covenants. The maturity date of the credit facility is June 30, 2005.

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

Note 10—Notes Payable

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

The Company incurred approximately $10.8 million in debt issuance costs, consisting primarily of underwriting discount and legal and other professional fees. These costs have been capitalized and will be recognized as a component of interest expense on a straight-line basis, which approximates the effective interest method, over the five-year term of the 5 3/4% Notes. During 2002, 2003 and 2004, the Company recorded interest expense related to the amortization of the debt issuance costs of $275,000, $275,000 and $436,000, respectively.

Interest is payable on April 1 and October 1 of each year. As of December 31, 2002, 2003 and 2004, there was approximately $556,000, $556,000 and $80,000 in interest payable, respectively. During 2002, 2003 and 2004, the Company recorded interest expense related to the 5 3/4% Notes of $2.2 million, $2.2 million and $1.3, respectively. The 5 3/4% Notes are subordinated in right of payment to all senior debt of the Company and effectively subordinated to all existing and future debt and other liabilities of the Company’s subsidiaries.

The holders of the Subordinated Notes may convert the notes into shares of the Company’s common stock at any time before their maturity or the business day before their redemption or repurchase by us. The conversion

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2003, the Company executed an agreement to exchange approximately $32.8 million in face value of the Subordinated Notes, held by a group of investors led by the Cheung Kong Group and its Whampoa Limited affiliates including Campina Enterprises Limited, Cenwell Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (referred to collectively as the Cheung Kong Investors), for approximately 21.9 million shares of Series E preferred stock. At a special meeting in July 2004, the Company received shareholder approval for this transaction. As a result of the conversion, during the third quarter of 2004 a non-cash charge of $12.8 million equal to the fair value of the Series E preferred stock less the carrying value of the related Subordinated Notes, net of unamortized issuance costs, was recorded as of the date of the exchange as loss on extinguishment of debt in the statement of operations.

At December 31, 2004, the total balance of the Subordinated Notes outstanding was $5.6 million. The Subordinated Notes are carried at cost and had an approximate fair value of $4.3 million at December 31, 2004.

10% Senior Secured Convertible Notes

In November 2003, the Company issued $10 million in 10% Senior Secured Convertible Notes to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G. (referred to collectively as the General Atlantic Investors). In January 2004, the Company issued $15.0 million in principal amount of the Senior Notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P (collectively, the January 2004 Investors). In March 2004, the Company issued $18.5 million in principal amount of the Senior Notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital (collectively, the March 2004 Investors).

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At a special meeting in July 2004, the Company received approval from its shareholders to convert all of these Senior Notes plus accrued and unpaid interest, into Series E preferred stock at $1.50 per share. The following table provides the number of shares of Series E preferred stock issued upon conversion:

	Senior notes			Converted into shares of Series E preferred stock
	Principal	Accrued interest	Total
	(in thousands)
General Atlantic Investors	$10,000	$628	$10,628	7,333
January 2004 Investors	15,000	729	15,729	10,483
March 2004 Investors	18,500	627	19,127	12,748

	$43,500	$1,984	$45,484	30,564

As a result of this conversion, there was no outstanding principal or interest related to these Senior Notes as of December 31, 2004.

13.9% Senior Notes

In December 2004, the Company issued $11.0 million in principal amount of 13.9% Notes to General Atlantic Partners 74, L.P., Gapstar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG., Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Richmond III, LLC. As part of the financing transaction, the Company issued warrants to purchase 235,712 shares of Series F preferred stock at a per share purchase price of $14 per share, which is equivalent to $1.40 per share on a common equivalent basis. Under the Purchase Agreement, the Company had an option to issue an additional $7.0 million in Notes, and warrants to purchase an additional 149,998 shares of Series F preferred stock, which expires as of March 31, 2005.

The Notes accrue interest at a rate of 13.9% per annum, however; the Company is not obligated to make interest payments on the notes prior to their maturity date of December 30, 2007. The Notes are due and payable on the earlier to occur of the maturity of the Notes on December 30, 2007, when declared due and payable upon the occurrence of an event of default, or a change of control of the Company. In March 2005, the Company issued the remaining $7.0 million of these notes.

The $11.0 million in proceeds from the financing transaction were allocated to the Notes and warrants based upon their relative estimated fair values. The estimated fair value of the warrants of $2.1 million has been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). Because these notes were issued at the end of the Company’s fiscal year, the warrant derivative liability is being carried on the Company’s books at its initial fair value of $2.1 million at December 31, 2004.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These Senior Notes were carried on the balance sheet as long-term “Notes payable” as follows at December 31, 2004:

December 31, 2004
Proceeds from issuance of 13.9% Senior Notes	$11,000
Less: Fair value of Series F preferred stock warrant derivative instrument	(2,125)

Carrying value of 13.9% Senior Notes	$8,875

For the two days the notes were issued in 2004, the Company recorded accrued interest of $8,000. These notes are carried at cost and had an approximate fair value of $9.0 million at December 31, 2004. The Company valued the option for the 90 day commitment period. The value of such option was immaterial.

Note 11—Income Taxes

The Company did not provide any deferred federal or state income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on its net deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

At December 31, 2004, the Company had approximately $379 million of federal and $148 million of state net operating loss carryforwards available to offset future taxable income. Federal and state net operating loss carryforwards expire in varying amounts through 2024 for federal and 2014 for state purposes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. These carryforwards will begin to expire at various times starting in 2013 and 2006 for federal and state tax purposes, respectively.

Since inception, the Company has incurred several ownership changes which have limited the Company’s ability to utilize loss carryforwards as defined in IRC Section 382. Based on an ownership change which took place in January 2000, the losses are subject to a limitation of $324 million per year. Further ownership changes subsequent to January 2001 could have occurred and could place further limitations on the utilization of losses and credits. The Company believes the limitation should not have a material effect on the future utilization of the losses.

At December 31, 2004, the Company had federal and state tax credit carryforwards for income tax purposes of approximately $6 million and $10 million, respectively. If not utilized, the federal credits will expire through 2024. State tax credit carryforwards of $6 million, if unused, will expire through 2011. The remaining state tax credit carryforwards of $4 million have an indefinite life.

Loss before provision for income taxes consists of the following (in thousands):

	2002	2003	2004
Domestic	$(114,578)	$(51,613)	$(45,853)
Foreign	(2,354)	(9,664)	(5,032)

Total	$(116,932)	$(61,277)	$(50,885)

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2002	2003	2004
Current:
Federal	$(800)	$50	$39
Foreign	1,779	806	1,073

	$979	$856	$1,112

Deferred tax assets consist of the following (in thousands):

	December 31,
	2003	2004
Deferred tax assets
Net operating loss carryforwards	$128,912	$137,473
Tax credits	15,841	15,901
Fixed assets	4,568	3,103
Intangible assets	4,283	3,957
Accrued liabilities	1,486	4,354

Gross deferred tax assets	$155,090	$164,788

Valuation allowance	$(155,090)	$(164,788)

Net deferred tax assets	$—	$—

The net increases in the valuation allowance for 2002, 2003 and 2004 were $28.7 million, $22.6 million and $9.7 million, respectively.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	December 31,
	2002	2003	2004
Tax at federal statutory rate	(34)%	(34)%	(34)%
State, net of federal benefit	(3)%	(5)%	(6)%
Stock-based expenses	0%	0%	1%
Research and development credits	(1)%	(1)%	0%
Change in valuation allowance	26%	33%	30%
Foreign taxes	5%	7%	7%
Loss on extinguishment of debt	0%	0%	8%
Change in value of embedded derivatives	0%	0%	(3)%
Warrant amortization	5%	0%	0%
Other	3%	1%	(1)%

Provision for income taxes	1%	1%	2%

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2014. Rent expense during 2002, 2003 and 2004, totaled $4.8 million, $5.3 million and $5.2 million, respectively. Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending December 31
2005	$1,084	$5,270
2006	—	5,140
2007	—	1,973
2008	—	1,311
2009	—	1,104
2010 and beyond		4,882

Total minimum lease payments	$1,084	$19,680

Less: Amount representing interest	(17)

Present value of capital lease obligations	$1,067

In connection with the Company’s acquisition of Critical Path Pacific in June 2002, the Company assumed a capital lease with a termination date of August 2006. The capital lease obligation totaled $1.6 million at December 31, 2003. During 2004, the Company negotiated the early termination of this capital lease and will make capital lease payments totaling approximately $766,000 through August 2005.

Other Contractual Obligations

The Company entered into other contractual obligations which total $4.4 million at December 31, 2004. These obligations are primarily associated with the future purchase of equipment and software, the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for the Company’s hosted operations. These obligations are expected to be completed over the next 4 years, including $3.1 million in 2005.

Potential relocation of San Francisco offices

In September 2004, the Company received a notice from the landlord of its headquarters facility in San Francisco, California notifying the Company that the landlord had found a new tenant for its offices located at 350 The Embarcadero per the landlords substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path, Inc. (the Amendment). On March 15, 2005, the Company received the Substitution Notice from the landlord as required per the Amendment. In accordance with the Substitution Notice, the Company expects to vacate its facilities at 350 The Embarcadero and move into new office space provided at 2 Harrison Street, Suite #200 by no later than June 29, 2005. In connection with the landlord’s substitution right and the Company’s relocation, the Company will be required to make a lease termination payment totaling approximately $1.3 million on June 1, 2005; however, the annual rent, on a cash basis, for the Company’s headquarters facility will decline from approximately $2.5 million per year to an amount that, although still under negotiation, the Company expects to be less than $0.6 million per year. Additionally, the

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company will incur costs related to the physical move and build out of the new facility, however the Company cannot currently estimate these costs as it has not yet engaged a moving company nor completed a detailed leasehold improvement plan.

Service Level Agreements

Certain net revenues are derived from contractual relationships that typically have one to three year terms. Certain agreements require minimum performance standards regarding the availability and response time of email services. If these standards are not met, such contracts are subject to termination and the Company could be subject to monetary penalties.

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

Action in the Superior Court of San Diego. In December 2003, the Company was named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us, and various other unnamed defendants. The operative complaint alleges that the Company, as Peregrine’s customer, engaged in a fraudulent transaction with Peregrine that was not accounted for by Peregrine in conformity with generally accepted accounting principles (GAAP) and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine approximately one year later in August 2001. The operative complaint alleges causes of action against the Company for fraud and deceit, violations of California Corporations Code provisions regarding aiding and abetting securities fraud, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. Effective as of January 2005, the Company entered into a settlement agreement providing that the claims against us would be dismissed immediately without prejudice. Thereafter, upon our satisfaction of certain conditions, the plaintiffs are obligated to dismiss the claims with prejudice. Such conditions consist principally of informal discovery such as, for example, providing access to employees and consultants who may have knowledge relevant to the plaintiff’s continuing case against the remaining defendants and providing documents which may be relevant to such case. The settlement involved no cash or other financial consideration. The Company had not recorded a liability against this claim as of December 31, 2004.

Securities Action in Northern District of California. On April 30, 2002, MBCP PeerLogic LLC and other named plaintiffs filed suit in the U.S. District Court for the Southern District of New York against the Company and certain of the Company’s former officers. The plaintiff shareholders had opted out of a shareholder litigation settlement that was approved by the U.S. District Court for the Northern District of California. On November 25, 2003, the Company entered into settlement of these claims, approved by the United States District Court for the Northern District of California, pursuant to which the Company agreed to issue 553,914 shares of Common Stock and 188,587 shares of Series D preferred stock in exchange for a release of plaintiffs’ claims, and recorded a charge of $5.1 million related to the value of these issuances as stock-based expense—general and administrative in 2003. The Company also agreed to exchange 69,149 shares of Series D preferred stock for shares of Series E preferred stock, subject to the Company obtaining shareholder approval. The Company received shareholder approval in July 2004 to issue shares of Series E preferred stock, and the Company

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchanged 86,232 shares of Series D preferred stock (including accrued dividends) held by the various plaintiff shareholders comprising MBCP Peerlogic for 829,873 shares of Series E preferred stock. The exchange of Series D for Series E preferred stock did not result in any charge to the Company.

The plaintiffs’ claims against the Company were voluntarily dismissed with prejudice, and without costs or attorneys’ fees to any party. The Company’s counterclaims against plaintiffs were also dismissed with prejudice, and without costs or attorneys’ fees to any party.

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed against us, and certain of our former officers and directors and underwriters connected with our initial public offering (IPO) of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased our common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased our common stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. We have reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment and no admission of liability. However, the settlement is subject to approval by the Court. The Company had not recorded a liability against this claim as of December 31, 2004.

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

In April 2002, the landlord filed suit in San Francisco Superior Court against the Company alleging, among other things, breach of the lease and tort claims related to the lease transaction. In its complaint, the landlord sought unspecified damages for back rent, attorneys’ fees, treble damages under certain statutes, and unspecified punitive damages. In August 2003, the Company filed the Company’s answer to the second amended complaint and a cross-complaint against the landlord, under which the Company sought compensatory damages and unspecified punitive damages for the landlord’s failure to disclose the zoning restrictions on the leased premises before the lease was signed. In June 2004, the Company settled this litigation as well as the zoning dispute described above in exchange for $100,000 in cash and a warrant to purchase 100,000 shares of the Company’s Common Stock at a purchase price equal to current fair market value as of the date of settlement. Using the Black-Scholes option pricing model and assuming a term of 2.8 years and an expected volatility of 140%, the fair value of the warrant on the date of the settlement of $147,000 was recognized as a restructuring expense.

Cable & Wireless Liquidating Trust. In August 2004, we received a demand letter from the Cable & Wireless Liquidating Trust, or the Trust, notifying us of the Trust’s claim that Cable & Wireless, USA, Inc. made

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a preferential payment to us of approximately $1.1 million within the 90-day preference period before Cable & Wireless filed for bankruptcy. We do not believe that we received any preferential payments from Cable & Wireless and communicated our position to the Trust in a letter dated September 3, 2004. To our knowledge, no formal proceedings have been commenced based on this dispute. However, the Company intends to defend itself vigorously if the Trust pursues this claim. The Company had not recorded a liability against this claim as of December 31, 2004.

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

Under California law, in connection with the Company’s charter documents and indemnification agreements the Company entered into with its executive officers and directors, the Company must indemnify its current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The Company has made payments in connection with the indemnification of officers and directors in connection with past lawsuits and governmental investigations.

Note 13—Mandatorily Redeemable Preferred Stock

Series	D Cumulative Redeemable Convertible Preferred Stock

In December 2001, the Company completed a financing transaction with a group of investors and their affiliated entities. In connection with this financing transaction, the Company issued 4 million shares of its Series D Cumulative Redeemable Convertible Preferred Stock (“Series D preferred stock”), in a private offering, resulting in gross cash proceeds of approximately $30 million, and the simultaneous retirement of approximately $65 million in face value of the Company’s outstanding convertible subordinated notes. The investors were led by General Atlantic Partners LLC and affiliates and included Hutchison Whampoa Limited and affiliates and Vectis Group LLC and affiliates. In addition, General Atlantic LLC was granted warrants to purchase 625,000 shares of the Company’s Common Stock in connection with this offering.

At issuance, costs of $3,075,000 were recorded as a reduction of the carrying amount of the Series D preferred stock and will accrete over the term of the Series D preferred stock. Additionally, at issuance, the Series D preferred stock was deemed to have an embedded beneficial conversion feature which was limited to the net proceeds allocable to preferred stock of approximately $42 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series D preferred stock and will accrete over the term of the Series D preferred stock.

The Series D preferred stock issued in the financing transaction ranks senior to all of the Company’s Common Stock in priority of dividends, rights of redemption and payment upon liquidation. The fair value ascribed to the preferred stock was based on actual cash paid by independent investors and the approximate fair value of the 5 3/4% Notes retired in connection with the offering. The principal terms of the preferred stock included an automatic redemption on November 8, 2006, cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis and payable in cash or additional shares of Series D preferred stock,

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion into shares of Common Stock calculated based on the Accreted Value—that is, the purchase price plus accrued dividends—divided by $4.20, and preference in the return of equity in any liquidation or change of control.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2004, at the Company’s special meeting, shareholders approved a proposal to amend and restate the certificate of determination of preferences of Series D preferred stock (the Amended Series D) to, among other things, amend the Series D preferred stock liquidation preference upon a liquidation and change of control, eliminate the participation feature, reduce the conversion price from $4.20 to $1.50, reduce the amount of dividends to which the holders of Series D preferred stock are entitled and extend the automatic redemption date to July 2008. The following table sets forth the carrying value of the Series D preferred stock at December 31, 2003, prior to the amended and restated certificate of determination, and the Amended Series D preferred stock at December 31, 2004:

	December 31, 2003	December 31, 2004
	(in thousands)
Series D preferred stock—prior to approved and restated certificate of determination	$58,755	$—
Series D preferred stock—Amended Series D	—	56,355
Less issuance costs	(3,075)	—

Series D preferred stock, net of issuance costs	55,680	56,355
Less amounts allocated to:
Common stock warrants	(5,250)	—
Beneficial conversion feature	(41,475)	—
Add liquidation preference	19,640	—
Reclassification of embedded derivative instrument	(24,890)	—
Add amortization and accretion	26,706	3,220

Carrying value of Series D preferred stock	30,411	—
Carrying value of Amended Series D preferred stock	$—	$59,575

Liquidation value of Series D preferred stock	67,494	—
Liquidation value of Amended Series D preferred stock	$—	$70,568

The Series D preferred stock and the Amended Series D preferred stock contain an embedded derivative instrument, related to the change-in-control feature of the Series D preferred stock, which is recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. At December 31, 2003, the embedded derivative instrument was recorded in the carrying value of the Series D preferred stock, in accordance with the authoritative guidance at such time but has been reclassed in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). At December 31, 2003 the estimated fair value of the embedded derivative liability was $24.9 million and at December 31, 2004, the estimated fair value of the embedded derivative liability in the Amended Series D preferred stock was $3.0 million. Net charges to other expense during 2002 and 2003 of $7.4 million and $12.2 million, respectively, were recognized as a result of the increase in value of the liquidation preference. During 2004, a net credit to other expense in the amount of $4.3 million was recognized as a result of a decrease in the value of the embedded derivative liability.

MBCP Peerlogic

In November 2003, the Company issued 188,587 shares of Series D preferred stock to MBCP Peerlogic (“MBCP Shares”) related to the settlement of certain litigation, resulting in a charge of $3.8 million (see also Note 12—Commitments and Contingencies). Additionally, 69,149 of these shares were automatically convertible

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into Series E preferred stock to the extent such preferred stock was issued in the future. In July 2004 the Company received shareholder approval to issue shares of Series E preferred stock, and the Company exchanged 86,232 shares of Series D preferred stock (including accrued dividends) held by the various named plaintiff shareholders comprising MBCP Peerlogic for 829,873 shares of Series E preferred stock. The exchange of Series D for Series E preferred stock did not result in any charge to the Company.

Series E Redeemable Convertible Preferred Stock

During the three months ended September 30, 2004, the Company issued a total of approximately 55.9 million shares of Series E Redeemable Convertible Preferred Stock (Series E preferred stock). In July 2004, the Company issued approximately 30.6 million shares of Series E preferred stock to convert $45.5 million of the Senior Notes plus accrued interest, issued 21.9 million shares of Series E preferred stock to convert $32.8 million of the Subordinated Notes and issued approximately 0.8 million shares of Series E preferred stock to convert certain holders of Series D preferred stock into Series E preferred stock. In August 2004, the Company issued approximately 2.6 million shares of Series E preferred stock in connection with its rights offering from which the Company received gross proceeds of approximately $4.0 million.

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

The carrying value of the Series E preferred stock at December 31, 2004 is as follows (in thousands):

Series E preferred stock	$79,621
Less: Issuance costs	(4,736)

Series E preferred stock, net of issuance costs	74,885
Less amounts allocated to:
Beneficial conversion feature	(16,337)
Add amortization and accretion	4,254

Carrying value of Series E preferred stock	$62,802

Liquidation value of Series E preferred stock	$86,100

Series F Redeemable Convertible Preferred Stock

In December 2004, the Company’s Board of Directors authorized the issuance of up to 450,000 shares of Series F Redeemable Convertible Preferred Stock (Series F preferred stock). The Series F preferred stock will rank equally with the Series E preferred stock, and will rank senior to all other capital stock with respect to rights

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on liquidation, dissolution and winding up. The Series F preferred stock will accrue dividends at a simple annual rate of 5 3/4% of the purchase price of $14.00 (equivalent to $1.40 per share on a common equivalent basis), whether or not declared by the board of directors. Dividends in respect of the Series F preferred stock will not be paid in cash but will be added to the value of the Series F preferred stock and will be taken into account for purposes of determining the liquidation and change in control preference, conversion rate and voting rights.

The Company must declare or pay dividends on the Series F preferred stock when the Company declares or pay dividends to the holders of common stock. Holders of Series F preferred stock are entitled to notice of all shareholders’ meetings and are entitled to vote on all matters submitted to the Shareholders for a vote, voting together with the holders of the common stock and all other classes of capital stock entitled to vote, voting as a single class (except where a separate vote is required by the Company’s amended and restated articles of incorporation, its bylaws or California law). The holders of Series F preferred stock will be entitled to vote as a separate class on any amendment to the terms or authorized number of shares of Series F preferred stock, the issuance of any equity security ranking senior to the Series F preferred stock and the redemption of or the payment of a dividend in respect of any junior security. At any time, holders of Series F preferred stock may elect to convert their Series F preferred stock into shares of common stock. Each share of Series F preferred Stock is currently convertible into ten shares of common stock. After three years from the date the Series E preferred stock is first issued, the Company may call for redemption of the Series F preferred stock under certain circumstances. On the fourth anniversary of the date the Series E preferred stock is first issued, the Company must call for redemption of the Series F preferred stock.

At December 31, 2004, no shares of Series F preferred stock were outstanding. Warrants to purchase 235,712 shares of Series F preferred stock were issued in December 2004 as part of the issuance of the $11 million of 13.9% Senior Convertible Notes. See Note 10—Notes Payable, for a further discussion of this transaction.

Accretion on mandatorily redeemable preferred stock

The following table sets forth the components of the accretion on mandatorily redeemable preferred stock for the periods indicated:

	Year ended December 31,
(Thousands of $’s)	2002	2003	2004
Accrued dividends	$4,868	$4,935	$7,315
Accretion of beneficial conversion feature	9,036	7,511	5,349
Accretion of the redemption value	—	—	1,901

	$13,904	$12,446	$14,565

Preferred Stock Rights Offering

In August 2004, the Company consummated a rights offering pursuant to which 2.6 million shares of Series E preferred stock were issued at a purchase price of $1.50 per share. The offering generated gross proceeds to the Company of approximately $4.0 million, exclusive of costs incurred associated with the offering.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Shareholders’ Equity (Deficit)

Changes in shares of Common Stock outstanding were:

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Common Stock Shares outstanding, beginning of year	19,145	20,032	21,078
Issuance of common stock	296	666	1,969
Exercise of stock options	591	380	313
Purchase of common stock	—	—	(273)

Shares outstanding, end of year	20,032	21,078	23,087

Of the 273,000 shares of common stock repurchased by the Company during 2004, 250,000 shares were surrendered by Mr. McGlashan as part of his April 2004 separation agreement with the Company. See Note 8— Related Party Transactions, for a further discussion.

Incorporation and Authorized Capital

The Company’s Articles of Incorporation, as amended, authorize the Company to issue 200 million shares of Common Stock at $0.001 par value, and 5 million shares of Preferred Stock, at $0.001 par value. The holders of Preferred Stock have various voting and dividend rights as well as preferences in the event of liquidation.

Employee Stock Purchase Plan

During 1999, the Board of Directors adopted and the shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). The Company authorized 150,000 shares for issuance at inception. The number of shares of Common Stock reserved under the ESPP increases annually on January 1 of each year beginning in 2000 by an amount equal to 1% of the Company’s issued and outstanding Common Stock. However, such increases are limited to 250,000 additional shares each year. Employees generally will be eligible to participate in the ESPP if the Company customarily employs them for more than 20 hours per week and more than five months in a calendar year and they are not 5% or greater shareholders. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their compensation subject to certain maximum purchase limitations per period and other statutory limitations. The ESPP was implemented in a series of overlapping twenty-four month offering periods beginning on the effective date of the Company’s initial public offering with subsequent offering periods beginning on the first trading day on or after May 1 and November 1 of each year. Purchases will occur on each April 30 and October 31 (the “Purchase Dates”) during each participation period. Under the ESPP, eligible employees have the opportunity to purchase shares of Common Stock at a purchase price equal to 85% of the fair market value per share of Common Stock on either the start date of the offering period or the Purchase Date of the related purchase period, whichever is less. Stock purchases under the ESPP in 2002, 2003 and 2004 were 295,748, 113,106 and 48,059 shares, respectively, at a price of $3.12 and $1.56 per share in 2002, $3.40 and $3.21 per share in 2003, and $1.99 and $0.59 per share in 2004. As of December 31, 2004, 669,338 shares were available under the ESPP for future issuance.

Stock Options

During 1998 and 1999, the Company’s Board of Directors adopted the 1998 Stock Option Plan and the 1999 Nonstatutory Stock Option Plan, respectively (together, the “Option Plans” and each a “Plan”). The 1998 Plan

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides for the granting of options to purchase up to 10,197,185 shares of common stock to employees, officers, directors and consultants, with an increase annually on January 1 of each year by an amount equal to 2% of the total number of shares of the Company’s Common Stock authorized for issuance at the end of the most recently concluded fiscal year, and the 1999 Plan provides for the granting of up to 7,062,500 shares of common stock to non-executive officer employees or the initial employment grant for executive officers. In November 2001, the Board approved an increase of 2,812,500 to the number of option shares reserved for grant to non-executive officer employees under the 1999 Plan. The 1998 Plan is a shareholder approved plan and allows for options to be granted as either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). Options granted under the 1999 Plan may only be nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees, including officers and employee directors. NSOs may be granted to Company employees, non-employee directors and consultants. At December 31, 2004, the total number of shares of common stock available for option grants was 4,022,353 and 265,598 under the 1998 Plan and the 1999 Plan, respectively.

The Company has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company. At December 31, 2003 and 2004, a total of 80,542 shares and 48,519 shares, respectively, of the Company’s Common Stock were reserved for issuance upon exercise of outstanding options issued under the assumed plans, and the related options are included in the table below.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in stock options outstanding, granted, exercisable, canceled and available, during 2002, 2003 and 2004 under the option plans are identified below. The number of options or awards available for grant at December 31, 2004 under the 1998 and 1999 Plans also reflects the issuance of 2,181,000 shares of restricted stock awarded in 2004 under the 1998 Plan. The Company only grants new options from the 1998 Plan and 1999 Plan, accordingly the Options or Awards Available under the 1998 and 1999 Plans information provided below includes only stock option information related to these plans and no information related to any of the other acquired or assumed stock option plans (shares in thousands).

	Options or Awards Available Under the 1998 And 1999 Plans	Outstanding Option Grants
		Number of Shares	Weighted Average Exercise Price
Beginning balance December 31, 2001	5,118	10,071	$35.56
Additional shares reserved	2,500
Granted and assumed	(5,220)	5,220	$5.28
Exercised		(591)	$4.88
Canceled	1,881	(1,907)	$39.92

Balance at December 31, 2002	4,279	12,793	$23.96
Additional shares reserved	2,500
Granted and assumed	(3,441)	3,441	$2.99
Exercised		(380)	$2.36
Canceled	2,795	(2,833)	$32.72

Balance at December 31, 2003	6,133	13,021	$17.07
Additional shares reserved	2,500
Granted and assumed	(7,971)	7,971	$1.45
Exercised		(313)	$2.56
Restricted stock issued	(2,181)
Canceled	5,807	(5,792)	$11.04

Ending balance at December 31, 2004	4,288	14,887	$11.25

Outstanding Options Exercisable:
December 31, 2002		5,862	$35.24
December 31, 2003		6,896	$27.01
December 31, 2004		7,543	$20.57

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2004 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.09 - $ 0.65	2,132	9.72	$0.62	126	$0.58
$ 0.66 - $ 1.44	1,774	7.77	1.22	1,097	1.44
$ 1.52 - $ 1.60	1,857	8.54	1.57	729	1.58
$ 1.65 - $ 2.11	2,446	9.14	1.96	518	1.99
$ 2.12 - $ 3.12	2,293	8.57	2.75	1,187	2.87
$ 3.15 - $ 4.44	1,788	6.88	3.78	1,424	3.84
$ 4.48 - $ 10.24	1,949	6.92	6.43	1,822	6.48
$ 10.28 - $ 50.00	81	5.42	13.87	73	14.15
$ 51.52 - $100.00	23	4.88	88.10	23	88.10
$113.68 - $200.00	204	5.28	170.09	204	170.09
$202.00 - $342.80	340	5.34	273.25	340	273.25

	14,887	8.17	$11.25	7,543	$20.57

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

Restricted stock and other stock-based compensation

In March and August 2004, the Company issued 707,368 and 680,823 shares of restricted stock, respectively, to Mark Ferrer, the Company’s Chief Executive Officer, in connection with Mr. Ferrer’s employment agreement. In November 2004, the Company issued 515,000 shares of restricted stock and 277,708 restricted stock units to Executive Officers and certain key employees of the Company.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restricted stock gives employees certain ownership rights, including the right to vote on shareholder matters; whereas, restricted stock units do not convey any voting rights, but present the holder with the right to receive shares of Critical Path common stock as the underlying units vest. The restricted stock and restricted stock units vest 25% every 6 months over a term of 2 years, with any unvested shares/units forfeited if a recipient terminates their employment with the Company.

The fair value of the restricted stock and stock units on the date of grant totaled approximately $2.3 million in 2004 and was recorded in shareholders’ equity as unearned compensation. The unearned compensation is amortized to stock-based expense over the vesting period of the underlying shares and units. During 2004, amortization expense of $926,000 was recognized in stock-based expense associated with the initial vesting of the restricted shares and units granted in 2004.

In connection with certain stock option grants and Common Stock issuances to employees, directors and advisors during 1998 and 1999, the Company recognized unearned compensation totaling $19.9 million and $22.3 million, respectively, which is being amortized over the vesting periods of the related options. In March 2001, the Company granted employee stock options with exercise prices below market value on the date of grant in connection with a program designed to provide incentives for current employees of the Company to continue their employment. The Company issued stock options representing an aggregate of 12.9 million shares, vesting monthly over a 2-year period, and recognized unearned compensation related to the program totaling $21.4 million, which were subsequently reduced as a result of employee terminations throughout 2001 and 2002. Amortization expense recognized during 2002, 2003 and 2004 totaled approximately $10.0 million, $59,000 and zero, respectively. Based on the functions of the employees and consultants participating in the related option grants, during 2002 and 2003, expenses of $1.2 million and $17,000, respectively, were allocated to cost of net revenues and the remaining expenses were allocated to operating expenses. The Company periodically assesses unearned compensation and adjusts the remaining unamortized balance for employee terminations and resignations.

In February 2002, the Court gave preliminary approval to the settlement of the principal class action litigation. In June 2002, the Court entered its final approval of the settlement. In connection with the settlement, the Company agreed to issue warrants to purchase up to 850,000 shares of the Company’s common stock at $10.00 per share, and recorded a charge of $697,000 to operating expense related to the fair value of these warrants. As a result of the Company’s one-for-four reverse stock split in 2003, these warrants are now exercisable into 212,500 shares of the Company’s common stock at an exercise price of $40.00 per share. The warrants expire in June 2005.

During 2002, 2003 and 2004, the Company incurred stock-based charges of approximately $17,000, $181,000 and $989,000, respectively, in connection with certain severance agreements for terminated employees and consulting arrangements. These charges were included in operating expenses based on the functions of the related employees and consultants.

Note 15—Defined Contribution Plan

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In certain of the European countries where Critical Path has subsidiaries, the Company makes contributions to pension funds for their employees. During 2002, 2003 and 2004, the Company made contributions totaling $443,000, $490,000 and $559,000, respectively.

Note 16—Loss Per Share Attributed to Common Shares

Net loss per share is calculated as follows:

	Year Ended December 31,
	2002	2003	2004
	(In thousands, except per share amounts)
Net loss attributed to common shares
Net loss	$(117,911)	$(62,133)	$(51,997)
Accretion on mandatorily redeemable preferred stock	(13,904)	(12,446)	(14,565)

Net loss attributable to common shares	$(131,815)	$(74,579)	$(66,562)

Weighted average shares outstanding
Weighted average shares outstanding	19,664	20,239	21,363
Weighted average shares subject to repurchase agreements	(133)	(133)	(240)
Weighted average shares held in escrow related to acquisitions	(86)	(86)	—

Shares used in computation of basic and diluted net loss per share	19,445	20,020	21,123

Basic and diluted net loss per share attributed to common shares
Net loss attributable per common share	$(6.78)	$(3.73)	$(3.15)

At December 31, 2002, 2003 and 2004, there were 28,898,783, 59,121,524 and 125,371,459, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive. The weighted average exercise prices of the potential common shares excluded from the determination of diluted net loss per share at December 31, 2002, 2003 and 2004 were $19.88, $9.86 and $4.01, respectively.

Note 17—Product and Geographic Information

Revenue information on a product basis is as follows:

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Net revenues
Software license
Messaging server	$16,663	$6932	$7,837	]
Identity management solutions	15,944	10,102	5,291
Other	2,569	5070	6,198	]
Service
Hosted messaging	24,893	19,444	17,842
Maintenance and support	15,471	18,434	21,075
Professional services	11,593	12,315	12,829

	$87,133	$72,297	$71,072

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding revenues and long-lived assets attributable to the Company’s primary geographic regions are as follows:

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Net revenues
United States	$40,461	$27,102	$21,117
Europe	40,083	39,629	46,795
Latin America	2,736	2,157	1,529
Asia Pacific	3,853	3,409	1,631

	$87,133	$72,297	$71,072

	December 31,
	2002	2003	2004
Long-lived assets
United States	$17,366	$11,127	$8,281
Other	776	3,693	3,098

	$18,142	$14,821	$11,379

The long-lived assets in the table above represent the Company’s total property and equipment presented on a geographic basis at each period end. For each of the periods presented, the Company did not have any other long-lived assets to present on a geographic basis. Goodwill is excluded from this analysis.

During 2002, 2003 and 2004, the Company did not have any customers that accounted for more than 10% of its revenues.

Note 18—Subsequent Events

Conversion of Series D Preferred Stock to Shares of Common Stock

On January 10, 2005, the Company converted 581,818 shares of Series D preferred stock, plus accrued dividend, held by entities associated with the Vectis Group into 6,701,943 shares of common stock.

Financing Activities

On March 9, 2005, the Company’s Board of Directors approved a resolution to proceed with the issuance of the remaining $7,000,000 in 13.9% promissory notes to General Atlantic Partners 74, L.P., Gapstar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG., Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Richmond III, LLC (collectively, the “Investors”). As part of this financing transaction, the Company will also issue warrants to purchase 149,998 shares of Series F preferred stock at a per share purchase price of $14.00 per share, which is equivalent to $1.40 per share on a common equivalent basis. The Notes will accrue interest at a rate of 13.9% per annum; however, the Company is not obligated to make interest payments on the notes prior to their maturity date of December 30, 2007. The Notes would be due and payable on the earlier to occur of the maturity of the Notes on December 30, 2007, when declared due and payable upon the occurrence of an event of default, or a change of control of the Company.

In March 2005, the Company issued the remaining $7.0 million of these notes.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility Relocation

In September 2004, the Company received a notice from the landlord of its headquarters facility in San Francisco, California notifying the Company that the landlord had found a new tenant for its offices located at 350 The Embarcadero per the landlords substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path, Inc. (the Amendment). On March 15, 2005, the Company received the Substitution Notice from the landlord as required per the Amendment. In accordance with the Substitution Notice, the Company expects to vacate its facilities at 350 The Embarcadero and move into new office space provided at 2 Harrison Street, Suite #200 by no later than June 29, 2005. In connection with the landlord’s substitution right and the Company’s relocation, the Company will be required to make a lease termination payment totaling approximately $1.3 million on June 1, 2005; however, the annual rent, on a cash basis, for the Company’s headquarters facility will decline from approximately $2.5 million per year to an amount that, although still under negotiation, the Company expects to be less than $0.6 million per year. Additionally, the Company will incur costs related to the physical move and build out of the new facility, however the Company cannot currently estimate these costs as it has not yet engaged a moving company nor completed a detailed leasehold improvement plan.

Registration of Series E Preferred Stock

The Company has recently received a demand from holders of Series E preferred stock to register shares of the Company’s common stock issuable upon conversion of their shares of Series E preferred stock. The Company is currently in the process of preparing a Form S-3 registration statement for filing shortly after the filing of this Annual Report on Form 10-K, which when completed will register up to 30 million shares of the Company’s common stock. Any conversion of the Company’s preferred stock into shares of common stock would increase the number of additional shares of common stock that may be sold into the market.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005

Critical Path, Inc.

/s/ MARK J. FERRER

Mark J. Ferrer Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark J. Ferrer and James A. Clark and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK J. FERRER Mark J. Ferrer	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2005

/s/ JAMES A. CLARK James A. Clark	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2005

/s/ TOM TINSELY Tom Tinsely	Director	March 29, 2005

Edmond Ip Tak Chuen	Director	March , 2005

/s/ PETER L.S. CURRIE Peter L.S. Currie	Director	March 29, 2005

/s/ ROSS M. DOVE Ross M. Dove	Director	March 31, 2005

/s/ FROST R.R. PRIOLEAU Frost R.R. Prioleau	Director	March 29, 2005

/s/ MICHAEL J. SHANNAHAN Michael J. Shannahan	Director	March 29, 2005