Form 10-K/A
period 2004-12-31
CRITICAL PATH INC
filed 2005-05-02
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☑    No ☐

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

There were 29,744,082 shares of the Registrant’s Common Stock issued and outstanding on March 31, 2005.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K (the “Amended Report”) to amend our Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005 (the “Original Report”) in accordance with the Securities and Exchange Commission’s Exemptive Order #34-50754, to:

•	amend and restate Item 9A to include Management’s Report on Internal Control over Financial Reporting and the report of the Company’s independent registered public accounting firm on management’s assessment and the effectiveness of internal control over financial reporting; and

•	include a revised Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above.

As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained with this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

We are also filing this Amended Report to add certain information required to be set forth in Part III. Items 10, 11, 12, 13 and 14 of Part III of our Original Report are amended and restated in their entirety as contained in this Amended Report. As a result, we are filing as an exhibit an agreement with one of our executive officers.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

2

Critical Path, Inc.

PART II

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our disclosure committee and management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. We identified the following material weaknesses during our assessment of the Company’s internal control over financial reporting as of December 31, 2004:

•

Lack of expertise and resources to analyze and apply generally accepted accounting principles to significant non-routine transactions. At December 31, 2004, we lacked internal expertise and resources to analyze and properly apply generally accepted accounting principles to non-routine transactions, related to the (i) extinguishment of debt, (ii) recording of embedded derivatives and (iii)

recording of beneficial conversion features. This control deficiency resulted in audit adjustments to long-term debt, embedded derivative liabilities, mandatorily redeemable preferred stock, common stock, other income and loss on extinguishment in the Company’s 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement to long-term debt, embedded derivative liabilities, mandatorily redeemable preferred stock, common stock, other income and loss on extinguishment of debt that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	Inadequate controls over period-end financial reporting processes. At December 31, 2004, we did not maintain effective controls over the period end financial reporting process, in part due to our use of disparate accounting systems. Specifically, our period end review procedures were ineffective as it relates to the following: (i) independent and timely review of our consolidation, analyses and financial reporting processes; (ii) license revenue recognition reviews; (iii) professional services revenue recognition reviews; (iv) reviews of allowances for bad debt and customer credit; (v) review and approval of journal entries to the general ledger; (vi) internal reporting and analyses such as business performance reviews and (vii) the review of income taxes and other taxes. Additionally, we lacked adequate procurement controls to ensure liabilities are accrued in the proper period. These control deficiencies resulted in audit adjustments to accounts payable, deferred revenues, revenues and operating expenses in the Company’s 2004 consolidated financial statements. Additionally, these control deficiencies could result in misstatements to accounts payable, deferred revenues, revenues and operating expenses that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies, in the aggregate, constitute a material weakness.

•	Inadequate segregation of duties. At December 31, 2004, we did not maintain adequate segregation of duties in our subsidiary offices as well as in our administrative centers in the United States and Ireland. The inadequate segregation of duties impacted our (i) financial reporting controls, (ii) revenue controls, (iii) expenditure controls, (iv) payroll controls, (v) corporate treasury controls, and (vi) information technology controls. In addition, the inadequate segregation of duties is further impacted by the discussion below—Inadequate controls over access to financial applications and data. In several instances, we had the same personnel performing duties that were not compatible. Furthermore, management did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties. We have identified deficiencies where the same individual had authority for activities that should be segregated, such as (i) billing and collection; (ii) vendor or employee master file maintenance and transaction processing, such as payment or invoicing; (iii) customer master file maintenance and transaction processing, related to ordering or collections; (iv) cash transfer and bank account reconciliations; (v) journal entry creation and posting and (vi) opening and closing accounting periods. These control deficiencies did not result in adjustments to the 2004 annual or interim financial statements. However, these control deficiencies could result in material misstatements to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies, in the aggregate, constitute a material weakness.

•	Inadequate controls over access to financial applications and data. At December 31, 2004, we did not maintain effective controls over access to financial applications and data. Specifically, certain of our IT Staff and users with financial, accounting and reporting responsibilities also had access to financial application programs and data. Such access was not in compliance with segregation of duties requirements nor independently monitored. This control deficiency did not result in adjustments to the 2004 annual or interim financial statements. However, this control deficiency could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004, based on the criteria in the Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

The material weaknesses described above have resulted in changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed the material weaknesses described above and other deficiencies with our audit committee. In an effort to remediate the identified material weaknesses and other deficiencies, we have initiated a number of changes to our internal control over financial reporting including the following:

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

    of Critical Path, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Critical Path, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over (i) the application of generally accepted accounting principles to significant non-routine transactions, (ii) period-end financial reporting processes, (iii) segregation of duties and (iv) access to financial applications and data, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

•	Lack of expertise and resources to analyze and apply generally accepted accounting principles to significant non-routine transactions. At December 31, 2004, we lacked internal expertise and resources to analyze and properly apply generally accepted accounting principles to non-routine transactions, related to the (i) extinguishment of debt, (ii) recording of embedded derivatives, and (iii) recording of beneficial conversion features. This control deficiency resulted in audit adjustments to long-term debt, embedded derivative liabilities, mandatorily redeemable preferred stock, common stock, other income and loss on extinguishment in the Company’s 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement to long-term debt, embedded derivative liabilities, mandatorily redeemable preferred stock, common stock, other income and loss on extinguishment of debt that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	Inadequate controls over period-end financial reporting processes. At December 31, 2004, we did not maintain effective controls over the period end financial reporting process, in part due to our use of disparate accounting systems. Specifically, our period end review procedures were ineffective as it relates to the following: (i) independent and timely review of our consolidation, analyses and financial reporting processes; (ii) license revenue recognition reviews; (iii) professional services revenue recognition reviews; (iv) reviews of allowances for bad debt and customer credit; (v) review and approval of journal entries to the general ledger; (vi) internal reporting and analyses such as business performance reviews and (vii) the review of income taxes and other taxes. Additionally, we lacked adequate procurement controls to ensure liabilities are accrued in the proper period. These control deficiencies resulted in audit adjustments to accounts payable, deferred revenues, revenues and operating expenses in the Company’s 2004 consolidated financial statements. Additionally, these control deficiencies could result in misstatements to accounts payable, deferred revenues, revenues and operating expenses that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies, in the aggregate, constitute a material weakness.

•	Inadequate segregation of duties. At December 31, 2004, we did not maintain adequate segregation of duties in our subsidiary offices as well as in our administrative centers in the United States and Ireland. The inadequate segregation of duties impacted our (i) financial reporting controls, (ii) revenue controls, (iii) expenditure controls, (iv) payroll controls, (v) corporate treasury controls, and (vi) information technology controls. In addition, the inadequate segregation of duties is further impacted by the discussion below—Inadequate controls over access to financial applications and data. In several instances, we had the same personnel performing duties that were not compatible. Furthermore, management did not have adequate oversight and review of these personnel to compensate for the inadequate segregation of duties. We have identified deficiencies where the same individual had authority for activities that should be segregated, such as (i) billing and collection; (ii) vendor or employee master file maintenance and transaction processing, such as payment or invoicing; (iii) customer master file maintenance and transaction processing, related to ordering or collections; (iv) cash transfer and bank account reconciliations; (v) journal entry creation and posting and (vi) opening and closing accounting periods. These control deficiencies did not result in adjustments to the 2004 annual or interim financial statements. However, these control deficiencies could result in material misstatements to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies, in the aggregate, constitute a material weakness.

•

Inadequate controls over access to financial applications and data. At December 31, 2004, we did not maintain effective controls over access to financial applications and data. Specifically, certain of our IT Staff and users with financial, accounting and reporting responsibilities also had access to financial application programs and data. Such access was not in compliance with segregation of duties requirements nor independently monitored. This control deficiency did not result in adjustments to the

2004 annual or interim financial statements. However, this control deficiency could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 31, 2005 on those consolidated financial statements.

In our opinion, management’s assessment that Critical Path, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Critical Path, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Critical Path, Inc. at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and in our report dated March 31, 2005 we expressed an unqualified opinion thereon.

/s/ PricewaterhouseCoopers LLP

San Jose, California

April 29, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

The directors of Critical Path and their ages as of April 15, 2005 are as follows:

Name	Age	Position
Mark Ferrer	45	Chairman of the Board of Directors and Chief Executive Officer
Peter L.S. Currie (1)(3)	48	Director
Ross M. Dove (1)(2)(3)	52	Director
Frost R. R. Prioleau (2)(3)	44	Director
Michael J. Shannahan (1)	55	Director
Tom Tinsley (2)	51	Director
Edmond Ip Tak Cheun	52	Director

(1)	Member of the Audit Committee of the Board of Directors.
(2)	Member of the Compensation Committee of the Board of Directors.
(3)	Member of the Nominating and Corporate Governance Committee.

Mark J. Ferrer has served as Chief Executive Officer since the end of March 2004, as a director since May 2004 and as Chairman since February 2005. Prior to joining Critical Path, Mr. Ferrer served as president and chief executive officer of Vastera, Inc. from February 2002 to November 2003 and prior to that as its president and chief operating officer from December 1999 to November 2003. From April 1998 to December 1999, Mr. Ferrer held various management positions with the Baan Company, serving as president of Baan Americas and as chief operating officer of Aurum Software, a Baan affiliate. From June 1982 to April 1998, Mr. Ferrer served in various roles at IBM Corporation. Mr. Ferrer serves on the board of directors of Plateau Systems, a private company, and as chairman for Teach for America, DC, a not-for-profit corporation.

Peter L. S. Currie has served as a director since January 2004. From January 2002 through April 2004, Mr. Currie served as a General Partner at General Atlantic Partners LLC (“GAP LLC”), a worldwide private equity firm, where he focuses on the Enterprise Software sector. Mr. Currie currently serves as a special advisor to GAP LLC. From May 1999 to December 2001, Mr. Currie was a partner and co-founder of The Barksdale Group, an early stage venture capital firm. Before that, he was Executive Vice President and Chief Administrative Officer of Netscape Communications from April 1995 until May 1999, following the sale of the company to AOL. From April 1989 to March 1995, Mr. Currie held various management positions at McCaw Cellular Communications (predecessor company to AT&T Wireless) including Executive Vice President and Chief Financial Officer, and Executive Vice President-Corporate Development.

Ross Dove has served as a director since April 2003. Since 1980, Mr. Dove has served as chairman and chief executive officer of DoveBid, Inc.

Frost R. R. Prioleau has served as director since February 2004. From September 2003 to the present, he has served as the managing partner of Blue Bridge Capital. Since January 2004, Mr. Prioleau has served as the Chief Executive Officer of Nova Media GP, LLC. Mr. Prioleau also serves as the Chief Executive Officer of Blue Plex Partners GP, LLC. From December 2000 to August 2002, Mr. Prioleau served as the President of Intraware, Inc., an internet software/services company. From May 2000 to December 2000, Mr. Prioleau served as the Executive Vice President of eServices of Intraware, Inc. From 1989 to 1998, Mr. Prioleau served as the President and Chief Executive Officer of Plynetics Express Corporation, a company that provides rapid-response prototyping and manufacturing services. From 1984 to 1989, Mr. Prioleau served as National Sales Manager of Precision Founders, Inc., a manufacturer of investment castings to aerospace, nuclear and medical companies.

Michael J. Shannahan has served as a director since May 2004. From February 2005 to the present, Mr. Shannahan has served as the Chief Financial Officer of Medsphere Systems Corporation. From October 2003 through September 2004, Mr. Shannahan served as Chief Financial Officer and Senior Vice President of Chordiant Software. Prior

to joining Chordiant Software, Mr. Shannahan held the position of chief financial officer at a variety of companies, including MySimon, Inc., Tri Strata, Inc., Net Objects, Inc. and Broderbund Software, Inc. Before that, he was a partner at KPMG Peat Marwick. He previously served on the board of directors of IGN Entertainment, Inc.

Edmond Ip Tak Cheun has served as a director since January 2005. Mr. Ip has served as an executive director of Cheung Kong (Holdings) Limited since September 1993. Pursuant to the terms of the Amended and Restated Stockholders Agreement dated as of November 26, 2003 by and among Critical Path and certain holders of preferred stock of Critical Path (the “Preferred Holders”), certain Preferred Holders hold a right to elect one director to the Board. Mr. Ip shall serve as a director until the earlier of such time that he is no longer the nominee of the Preferred Holders or the termination of the Stockholders Agreement.

Tom Tinsley has served as a director since May 2004 and was appointed lead director in January 2005. Mr. Tinsley is a managing member of GAP LLC. Prior to joining GAP LLC, Mr. Tinsley served in a variety of executive positions with Baan Company, NV, including chairman and chief executive officer of Baan Company’s management board. Before that, he was a director at McKinsey & Company. In addition, in his capacity as a partner at GAP LLC, Mr. Tinsley is a director at Xchanging, Internosis, BMC Software, Meta4 N.V. and The FB Heron Foundation. Mr. Tinsley, who was appointed to the Board of Directors in May 2004 by the holders of a majority of the outstanding shares of Series D Preferred Stock, shall serve until the earlier of his resignation, his removal by holders of a majority of the outstanding shares of Series D Preferred Stock or such time as there are fewer than 500,000 shares of Series D Preferred Stock outstanding.

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

The information required by this Item 10 regarding executive officers is hereby incorporated by reference from the information contained in the section captioned “Executive Officers and Other Key Employees of the Registrant” in the Form 10-K (SEC File No. 000-25331) filed March 31, 2005.

Board Independence

The board of directors has determined in accordance with The Nasdaq Stock Market listing standards that the following directors are independent: Peter Currie, Ross Dove, Edmond Ip Tak Cheun, Frost R.R. Prioleau, Michael Shannahan and Tom Tinsley.

Audit Committee

We have an audit committee that is comprised of Peter Currie, Ross Dove and Michael Shannahan. All members of our audit committee are “independent directors” as determined in accordance with The Nasdaq Stock Market listing standards. All of the members of the Audit Committee are financially literate. Our board of directors has determined that Peter Currie and Michael Shannahan are each an “audit committee financial expert” within the applicable definition of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. To our knowledge, we believe that during the fiscal year ended December 31, 2004, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making this statement, we have relied upon the written representations of our directors and officers.

Code of Ethics

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

COMPENSATION OF EXECUTIVE OFFICERS

The following table summarizes all compensation earned by or paid to each Chief Executive Officer that served as such in 2004 and each of our other four (4) most highly compensated executive officers whose total salary and bonus exceeded $100,000 in 2004, for services rendered in all capacities to Critical Path during the fiscal years ended December 31, 2004, 2003, and 2002, if such officer was serving as an executive officer at anytime during those fiscal years. These individuals are referred to as our Named Executive Officers. The value of the restricted stock awards reported below is calculated using the closing price per share of our common stock on the date of grant and the purchase price paid by the executive officer. The value of the unvested restricted stock as of December 31, 2004 reported in the footnotes to the table below is calculated using $1.47, the closing price per share of our common stock on December 31, 2004 and the purchase price paid by the executive officer.

Summary Compensation Table for Last Three Fiscal Years

	Annual Compensation				Long-Term Compensation Awards			All Other Compensation ($)
Name and Principal Position	Year	Salary ($)		Bonus ($)	Restricted Stock Awards ($)		Securities Underlying Options
Mark J. Ferrer (1) Chairman of the Board of Directors and Chief Executive Officer	2004	285,491		25,000	1,878,757	(2)	2,082,286	—

William E. McGlashan, Jr. Former Chairman of the Board and Former Chief Executive Officer	2004 2003 2002	143,094 392,500 437,637		— — —	— — —		— 625,000 250,000	936,108 — —	(3)

Patrick Tracy Currie General Manager, Hosted Operations and Executive Vice President, Services	2004 2003	250,000 287,571		— —	— —		— 37,500	— 423,428	(4)

Michael Zukerman Executive Vice President, General Counsel and Secretary	2004	250,000		18,654	68,000	(5)(6)	95,000	—

Menelaos (Michael) Serbinis Chief Technology Officer and EVP of Marketing	2004	305,418	(7)	22,500	81,600	(5)(8)	20,000	—

Barry Twohig Executive Vice President, Engineering	2004 2003 2002	225,000 221,042 157,716		15,000 — —	68,000 — —	(5)(6)	20,000 112,500 —	— — —

(1)	Mr. Ferrer joined Critical Path in March 2004 as the Chief Executive Officer. In May 2004, Mr. Ferrer accepted the position of Chairman of the Board of Directors.
(2)	707,368 shares of restricted stock vest 12.5% on September 29, 2004 and thereafter on a pro-rata quarterly basis over the ensuing fourteen fiscal quarters. 680,823 shares of restricted stock vest 12.5% on February 16, 2005 and thereafter on a pro-rata quarterly basis over the ensuing fourteen fiscal quarters. The number and value of all unvested restricted stock held by Mr. Ferrer on December 31, 2004 was 1,255,560 shares at $1,845,673.
(3)	Represents severance payments made pursuant to Separation Agreement and Mutual Release entered into as of April 14, 2004. Of the total severance payment, $531,108 was in the form of a forgiveness by Critical Path of an outstanding loan and $405,000 was paid in cash.
(4)	Mr. Currie earned in 2003 $106,000 in commissions which were paid in 2004. In 2003, we paid consulting fees of $317,428 to CTD, LLC, an affiliate of Mr. Currie, for services rendered.
(5)	The shares of restricted stock vest 25% six months following November 5, 2004, which was the date of grant, an additional 25% twelve months from the date of grant, an additional 25% eighteen months from the date of grant and the final 25% twenty-four months from the date of grant.
(6)	The number and value of all unvested restricted stock on December 31, 2004 was 100,000 shares at $147,000.
(7)	In 2004, we paid Mr. Serbinis a salary of 396,575 Canadian Dollars. The reported amount above is reflected in United States Dollars based on the historical average currency exchange rate (interbank rate) for 2004 of 0.77014.
(8)	The number and value of all the unvested restricted stock on December 31, 2004 was 120,000 shares at $176,400.

Stock Options

The following table provides summary information concerning option grants to the Named Executive Officers during 2004 and the potential realizable value of the options held by each Named Executive Officer at the end of fiscal year 2004.

Option Grants in Fiscal Year 2004

Individual Grants
	Number of Securities Underlying Options Granted (#)(1)		Percentage of Total Options Granted to Employees in 2004(%)(2)	Exercise Price ($/Share)(3)	Expiration Date	Aggregate Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)(5)(6)
						5% (4)	10% (4)
Mark J. Ferrer	236,965 1,021,234 824,087	(5) (6) (5)	3.0 12.7 10.3	2.11 0.60 2.11	03/29/2014 08/16/2014 03/29/2014	287,426 451,888 999,572	753,841 1,082,503 2,621,614

William E. McGlashan, Jr.	—		—	—	—	—	—

Patrick Tracy Currie	—		—	—	—	—	—

Michael Zukerman	75,000 20,000	(7) (8)	0.9 0.2	1.56 0.65	01/09/2014 11/05/2014	90,684 9,153	213,702 22,275

Menelaos (Michael) Serbinis	20,000	(8)	0.2	0.65	11/05/2014	9,153	22,275

Barry Twohig	20,000	(8)	0.2	0.65	11/05/2014	9,153	22,275

(1)	Except where otherwise noted in the footnote below, these stock options have a ten-year term, vesting ratably on a monthly basis, and become fully vested on the fourth anniversary of the vesting start date.
(2)	Based on options to purchase an aggregate of 8,021,086 shares of Common Stock granted during fiscal 2004 and vesting over various periods of time based on continued employment and other performance metrics.
(3)	The exercise price is equal to fair market value that is the closing price of the Company’s Common Stock on the Nasdaq National Market on the date prior to the date of grant.
(4)	The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent Critical Path’s estimate or projection of the future Common Stock price. There can be no assurance that any of the values reflected in the table will be achieved. Actual gains, if any, on stock option exercises will depend on future performance of the Company’s Common Stock, the officer’s continued employment through applicable vesting periods and the date on which the options are exercised.
(5)	Options become exercisable (on an aggregate basis) as to 12.5% of the total number of the shares underlying the options on September 29, 2004 and in equal monthly installments thereafter over the following 42 months from September 29, 2004. If Mr. Ferrer is terminated under certain circumstances, he will receive acceleration of twelve months worth of vesting. If we are acquired and Mr. Ferrer’s option is not assumed, his option becomes immediately exercisable in full.
(6)	Option becomes exercisable commencing on August 16, 2004 as follows: 12.5% of the total number of shares on February 29, 2005 and in equal monthly installments thereafter for 42 additional months. If Mr. Ferrer is terminated under certain circumstances, he will receive acceleration of twelve months worth of vesting. If we are acquired and Mr. Ferrer’s option is not assumed, his option becomes immediately exercisable in full.
(7)	Option becomes exercisable commencing on January 9, 2004 in equal monthly installments over forty-eight (48) months.
(8)	Option becomes exercisable commencing on November 5, 2004 in equal monthly installments over twenty-four (24) months. The options reported above with respect to Mr. Zukerman, Mr. Serbinis and Mr. Twohig vest immediately if such individual is terminated under certain circumstances following a change in control.

FISCAL YEAR END OPTION VALUES

The following table provides summary information concerning stock options held as of December 31, 2004 by each of the Named Executive Officers. None of our Named Executive Officers exercised options in 2004.

Aggregated Option Exercises in Last Fiscal Year And Fiscal

Year-End Option Values

Name	Share Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mark J. Ferrer	—	—	289,049	1,798,237	74,040	814,434
William E. McGlashan, Jr.	—	—	1,448,561	104,168	—	—
Patrick Tracy Currie	—	—	131,770	105,730	—	—
Michael Zukerman	—	—	146,769	105,293	2,160	15,928
Menelaos (Michael) Serbinis	—	—	260,347	121,153	2,605	16,045
Barry Twohig	—	—	119,172	94,363	683	15,717

(1)	The value realized is calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at the time of exercise. For purposes of this table, fair market value is deemed to be $1.47 per share, the closing price of the Common Stock as reported on the Nasdaq National Market on December 31, 2004. Calculations that result in a negative value are reflected as no value realized in the above table.
(2)	The value of unexercised in-the-money options at fiscal year-end is based on a price per share of $1.47, the closing price quoted on the Nasdaq National Market on December 31, 2004, minus the exercise price.

Director Compensation

For fiscal year 2004, our policy regarding the compensation of directors was to reimburse each member of our Board of Directors for out-of-pocket expenses incurred in connection with attending Board meetings. Commencing with the appointment of a new chairman of the Audit Committee in April 2003, we paid $2,000 to the chairman for each Audit Committee meeting the chairman attends. No member of our Board of Directors received any additional cash compensation for services rendered as a director. It had been the Board’s practice to grant non-employee directors a one time option to purchase 75,000 shares of Common Stock at the time of joining the Board, vesting over a four year period. However, where warranted and deemed to be in the best interests of Critical Path, we granted from time-to-time additional options to non-employee directors at the time of joining the Board, or from time to time thereafter in connection with committee service or otherwise.

On October 27, 2004, our Compensation Committee approved revised compensation for our non-employee directors to become effective in fiscal year 2005. Each non-employee director shall receive an annual retainer of $5,000 for serving as a director, paid incrementally on a quarterly basis. In addition, the following annual cash retainers will be paid for services on board committees:

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

Upon appointment to the Board of Directors, non-employee directors will receive an initial grant of an option to purchase 75,000 shares of our common stock under the terms of our Amended and Restated 1998 Stock Incentive Plan (our 1998 Plan). These options will become exercisable over a four-year period, at a rate of 1/48th per month. Thereafter, following the conclusion of each regular annual meeting of shareholders, each non-employee director will receive a grant of an option to purchase 15,000 shares of our common stock under the terms of our 1998 Plan, if, on such date, he or she will continue to serve on our Board of Directors. These annual option grants will become exercisable over a three-year period, at a rate of 1/36th per month. We do not pay additional compensation to any employee-director for their services on the Board.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Effective on March 29, 2004, we entered into an employment agreement with Mark Ferrer, our Chief Executive Officer and Chairman of the Board. Under the terms of the employment agreement, we agreed to pay Mr. Ferrer a base salary of $375,000 per year with eligibility for a bonus ranging from 50% to 150% of his base salary upon achieving performance criteria to be set by the Board of Directors. We granted Mr. Ferrer two options to purchase an aggregate of 1,061,052 shares on March 29, 2004. These options vest (on an aggregate basis) 12.5% on September 29, 2004 and thereafter shall vest on a pro-rata monthly basis over the ensuing 42 months. Mr. Ferrer also received a grant of 707,368 shares of restricted stock, which vests 12.5% on September 29, 2004 and thereafter vests on a pro-rata quarterly basis over the ensuing fourteen quarters. After the completion of our rights offering in 2004, we granted Mr. Ferrer an additional option to purchase 1,021,234 shares of common stock and an additional 680,823 shares of restricted stock. The additional option and shares of restricted stock have the same vesting schedule as the option and restricted stock discussed above, respectively, but the vesting start date for the additional grants was six months from August 16, 2004, the date of the grants. If Mr. Ferrer is terminated under certain circumstances, he will receive acceleration of twelve months worth of vesting. If we are acquired and Mr. Ferrer’s options are not assumed in the acquisition, his options will become immediately vested in full. If we terminate Mr. Ferrer without cause (as that term is defined in his employment agreement) or due to his disability or if Mr. Ferrer resigns as a result of an uncured constructive termination (as that term is defined in his employment agreement) (each of these scenarios is referred to as a

Qualifying Termination in Mr. Ferrer’s employment agreement), Mr. Ferrer is entitled to following severance benefits: (i) twelve monthly payments that in the aggregate equal (a) his base salary plus (b) a pro-rata payment based on the number of days Mr. Ferrer served as Chief Executive Officer in the fiscal year of termination) of Mr. Ferrer’s actual bonus, if any, paid to him for the fiscal year prior to termination; (ii) continuation of group health benefits for up to twelve months following termination; and (iii) twelve months of accelerated vesting of Mr. Ferrer’s unvested restricted shares. If a Qualifying Termination occurs within twelve months following a change in control of Critical Path or within three months before a Change of Control, then in lieu of the benefits described above, Mr. Ferrer shall be offered the following: (i) a single cash payment in amount equal to 1.5 times his base salary; (ii) continuation of medical benefits for up to eighteen months; and (iii) accelerated vesting of (a) the greater of 75% or twelve months of unvested restricted shares or (b) twelve months of accelerated vesting of Mr. Ferrer’s unvested stock options.

In 2001, we entered into an employment agreement with William E. McGlashan, Jr., our former Chief Executive Officer and former Chairman of the Board, under which he was to serve as our Chief Executive Officer, with an annual base salary of $450,000 per year. As an inducement to enter into this agreement, Mr. McGlashan received a bonus of $500,000 and a loan commitment in the amount of up to $4.0 million for the purchase of a principal residence. However, in May 2002, the Compensation Committee of the Board and Mr. McGlashan agreed to amend the employment agreement in order to reduce the amount of the loan commitment to $1.5 million, which was not funded and is discussed further below. Mr. McGlashan was also eligible to receive an annual cash bonus of up to 200% of his base salary to be paid at the end of each fiscal year beginning with the fiscal year ending December 31, 2002. Mr. McGlashan did not receive any cash bonus for his services during the fiscal years ended December 31, 2003 or 2004. In September 2003, Mr. McGlashan’s employment agreement was amended to reduce his base salary to $300,000 until such time as Critical Path met specified performance targets. For the purposes of the bonus tied to Mr. McGlashan’s base salary described above and the change in control severance payment described below, Mr. McGlashan’s salary continued to be considered unchanged.

In August 2001, Mr. McGlashan received an option to purchase 375,000 shares of Common Stock at an exercise price of $1.60 per share, which was the fair market value at the time of grant. The option vested one-third upon grant, one-third one year from grant and one-third on December 31, 2004 or upon the earlier achievement of positive earnings before interest, taxes, depreciation and amortization (EBITDA) prior to June 30, 2002. In November 2001, Mr. McGlashan was granted an option to purchase 203,250 shares at an exercise price of $4.52 per share, which was fair market value at the time of grant, on the same terms and conditions and in the same pro rata proportions to the vesting schedule above. In December 2001, Mr. McGlashan was granted an option to purchase 425,000 shares at an exercise price of $10.24 per share, which was fair market value at the time of grant, vesting in equal monthly installments over a three-year period. In May 2002, in connection with the reduction of the loan commitment, Mr. McGlashan was also granted an option to purchase 250,000 shares of Common Stock, at an exercise price of $6.96, which was fair market value at the time of grant. The option was immediately exercisable subject to the Company’s lapsing right of repurchase over a three year period. Mr. McGlashan exercised his right to early exercise and purchase the shares through a promissory note and stock pledge agreement in May 2002. In April 2003, Mr. McGlashan was granted an option to purchase 625,000 shares at an exercise price of $3.12 per share, which was the fair market value on the date of grant. The terms of each of the above-referenced and summarized loans are also discussed in Item 12 of this Form 10-K/A in the section entitled “Certain Relationships and Related Party Transactions—Loans to Officers.”

Pursuant to Mr. McGlashan’s employment and change of control agreement, following a change in control of Critical Path, all of Mr. McGlashan’s unvested options to purchase shares of Common Stock were to become vested in certain circumstances. In addition, in the event Mr. McGlashan’s employment was terminated for any reason other than for cause or if he resigned as a result of constructive termination, we would have been required to pay Mr. McGlashan a lump sum payment equal to the sum of twelve months of salary and 50% of his prior year’s bonus. Mr. McGlashan would also have been entitled to receive employee benefits, including health care coverage, for a period of twelve months following his termination and any unvested stock options were to vest as to the amount that would have vested had Mr. McGlashan continued to work for the Company for an additional twelve months. The terms of these agreements were amended in March 2004 in connection with Mr. McGlashan’s termination as Chief Executive Officer as more fully described in the section of this Form 10-K/A entitled “Certain Relationships and Related Party Transactions—Severance Agreements.”

We entered into an employment agreement with Michael Zukerman, our Executive Vice President, General Counsel and Secretary, on June 11, 2001, which was amended on December 20, 2002 and December 23, 2003. Under the terms of Mr. Zukerman’s amended employment agreement, Mr. Zukerman is entitled to a base salary of $250,000 per year. If we terminate Mr. Zukerman other than for cause (as defined in his employment agreement) or if he is constructively terminated (as defined in his employment agreement), Mr. Zukerman is entitled to twelve months of his then current base salary and twelve months continuation of his then current benefits. Under the terms of his employment agreement, if Mr. Zukerman is terminated without cause or constructively terminated following a change of control, all of his remaining unvested shares shall automatically become vested. On May 29, 2003, we entered into a change of control severance agreement with Mr. Zukerman. Under the terms of this agreement, if Mr. Zukerman is involuntarily terminated (as defined in the agreement) within twenty-four months following a change of control or within three months on or before a change of control, he is entitled to the following benefits: (i) two times his annual base salary in effect on the date of termination; (ii) two times the highest annual bonus that could have been paid to Mr. Zukerman by Critical Path under the bonus plan or agreement applicable to him for the preceding five fiscal years, whether or not such bonus was actually paid; and (iii) certain other insurance and medical benefits for a period of time following termination. If Mr. Zukerman voluntarily resigns within 180 days following a change in control, then he will be entitled to (i) one times his annual base salary in effect on the date of termination, and (ii) one times the highest annual bonus that could have been paid to Mr. Zukerman by Critical Path under the bonus plan or agreement applicable to him for the preceding five fiscal years, whether or not such bonus was actually paid.

In November 2003, the Company entered into an employment agreement with Patrick Tracy Currie pursuant to which Mr. Currie became employed as Executive Vice President, Operations and General Manager, Hosted Services at a base salary of $250,000 per year. Mr. Currie was eligible to receive an annual cash bonus of up to $500,000 upon the satisfaction of certain performance criteria. In the event Mr. Currie’s employment was terminated for any reason other than cause (as defined in the employment agreement), we were required to pay Mr. Currie a lump sum payment equal to fifty percent of his then current annual salary. We granted Mr. Currie options to purchase 175,000 shares of common stock at an exercise price equal to the fair market value at the time of grant, which options vested over time. If Mr. Currie was terminated other than for cause within twelve months of a change of control, all of Mr. Currie’s options were to become vested. The terms of these agreements were amended in October 2004 in connection with Mr. Currie’s departure effective January 2, 2005, as more fully described in the section of Item 12 of this Form 10-K/A entitled “Certain Relationships and Related Party Transactions—Severance Agreements.”

In January 2000 and March 2000, we entered into employment agreements with Menelaos Serbinis, our Chief Technology Officer and EVP of Marketing, and Barry Twohig, our Executive Vice President of Engineering, respectively, that provide for the terms of their employment with us. In 2001, we agreed that if Mr. Serbinis is involuntarily terminated within twelve months following a change in control, all of Mr. Serbinis’ options will become immediately vested. In 2003, we agreed that if Mr. Twohig is involuntarily terminated within twelve months following a change in control, all of Mr. Twohig’s options will become immediately vested.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Ross Dove, Frost Prioleau and Tom Tinsley. None of the members of the Compensation Committee were officers or employees of Critical Path at anytime during 2004 or at any other time. During 2004, no current executive officer of Critical Path served as a member of the board of directors or compensation committee of any other entity whose executive officer(s) served on Critical Path’s Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 31, 2005 by:

•	each person or entity known to us to own beneficially more than 5% of our Common Stock;

•	each of our directors;

•	our Named Executive Officers; and

•	all executive officers and directors as a group.

BENEFICIAL OWNERSHIP TABLE

	Amount and Nature of Beneficial Owner
Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Shares of Series D Preferred Stock Beneficially Owned	Shares of Series E Preferred Stock Beneficially Owned		Right to Acquire Ownership of Common Stock Within 60 Days of March 31, 2005		Total of Common Stock(2)	Percent of Common Stock(2)	Percent of Series D Preferred Stock(2)	Percent of Series E Preferred Stock(2)	Percent of Common Stock, Series D Preferred Stock and Series E Preferred Stock (As Converted)(2)
5% SHAREHOLDERS

Entities affiliated with General Atlantic Partners, LLC(3) 3 Pickwick Plaza Greenwich, CT	—		2,545,455	7,333,332		39,465,937		39,465,937	—	72.3	13.1	57.0
Cheung Kong (Holdings) Limited and affiliates(4) 8th Floor, Cheung Kong Center 2 Queen’s Road Central Hong Kong	—		872,727	15,363,334		27,315,258		27,315,258	—	24.8	27.5	47.8
Zaxis Equity Neutral and affiliates(5) 25 Orinda Way, Suite 300 Orinda, CA 94563	—		—	7,309,762		7,614,482		7,614,482	—	—	13.1	20.4
Ace Paragon Holdings Limited and affiliates(6) 80 Robinson Road, 27th Floor Singapore 068898	—		—	6,500,000		6,770,968		6,770,968	—	—	11.6	18.5
Permal U.S. Opportunities Limited 25 Orinda Way, Suite 300 Orinda, CA 94563	—		—	3,334,673		3,473,868		3,473,868	—	—	6.0	10.5
Crosslink Crossover Fund IV, L.P. Two Embarcadero Center, Suite 2200 San Francisco, California 94111	—		—	3,445,370		3,588,988		3,588,988	—	—	6.2	10.8
Vectis-CP Holdings, LLC 345 California St, Suite 2600 San Francisco, California 94104	5,672,378		—	—		—		5,672,378	19.1	—	—	19.1

DIRECTORS AND NAMED EXECUTIVE OFFICERS

Mark J. Ferrer	1,302,627	(7)	—	—		500,953	(8)	1,803,580	4.4	—	—	6.0
William E. McGlashan, Jr.	123,910	(9)	—	—		1,302,729	(10)	1,426,639	*	—	—	4.6
Patrick Tracy Currie	—		—	—		—		—	*	—	—	*
Michael Zukerman	100,000	(11)	—	—		140,865	(12)	240,865	*	—	—	*
Menelaos (Michael) Serbinis	120,000	(11)	—	—		287,248	(13)	407,248	*	—	—	1.4
Barry Twohig	104,511	(14)	—	—		159,172	(15)	238,683	*	—	—	*
Peter L.S. Currie	—		—			26,666	(16)	26,666	*	—	—	*
Ross Dove	—		—	—		40,728	(17)	40,728	*	—	—	*
Tom Tinsley (18)	—		2,545,455	7,333,332		39,486,353	(19)	39,486,353	*	7.2	13.1	57.0
Michael J. Shannahan	—		—	—		20,416	(20)	20,416	*	—	—	*
Frost R.R. Prioleau	—		—	—		25,103	(21)	25,103	*	—	—	*
Edmond Ip Tak Chuen	—		—	6,622,668	(22)	6,902,279	(23)	6,902,279	*	—	11.9	18.8
All Named Executive Officers and current directors, and executive officers as a group (13 persons)(24)	1,831,048		2,545,455	13,956,000		48,902,512		50,733,560	6.1	7.2	25.0	6.5

*	Amount represents less than 1% of the indicated class or classes of stock.
(1)	Unless otherwise indicated, the address for each of the executive officers and directors above is c/o Critical Path, Inc., 350 The Embarcadero, San Francisco, California 94105-1204.
(2)	Applicable percentage ownership of Common Stock is based on 29,744,082 shares of Common Stock issued and outstanding as of March 31, 2005 including 43,029 shares of Common Stock issuable upon exchange of Exchangeable Shares of Class A Non-Voting Preferred Shares of Critical Path Messaging Co., an unlimited liability company existing under the laws of the Province of Nova Scotia and a wholly-owned subsidiary of the Company. Each Exchangeable Share is exchangeable for one Common Share. Applicable percentage ownership of Series D preferred stock is based on 3,520,537 shares of Series D preferred stock issued and outstanding on March 31, 2005. Applicable percentage ownership of Series E preferred stock is based on 55,880,746 shares of Series E preferred stock issued and outstanding on March 31, 2005. Beneficial ownership, as noted in the far right column above, is determined in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or Exchangeable Shares or preferred stock exchangeable or convertible into such shares of Common Stock, held by that person, that are currently exercisable or exercisable within 60 days of March 31, 2005 are deemed outstanding. In calculating the percentage ownership of the Common Stock, as a separate class of stock, we have excluded any shares of preferred stock and any shares of common stock that person has a right to acquire within 60 days held by such person that is convertible into shares of common stock. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.
(3)	Based on our records, General Atlantic LLC (formerly known as General Atlantic Partners LLC “GA”), beneficially owns 2,545,455 shares of Series D preferred stock which are convertible into 29,434,060 shares of Common Stock, 7,333,332 shares of Series E preferred stock which are convertible into 7,639,038 shares of Common Stock, warrants to purchase 625,000 shares of Common Stock that are exercisable within 60 days of March 31, 2005 and Series F warrants to purchase 176,784 shares of Series F preferred stock convertible into 1,767,839 shares of Common Stock.

(4)	Based on our records, Cheung Kong (Holdings) Limited (Cheung Kong), beneficially owns 872,727 shares of Series D preferred stock which are convertible into 10,184,084 shares of Common Stock, 15,363,334 shares of Series E preferred stock which are convertible into 16,003,790 shares of Common Stock and Series F warrants to purchase 176,784 shares of Series F preferred stock convertible into 1,767,840 shares of Common Stock.
(5)	Based on our records, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Institutional Offshore, and Zaxis Partners, L.P. hold 570,929, 904,923, 4,287,103, and 1,146,835 shares of Series E preferred stock, respectively, collectively convertible into 7,614,482 shares of Common Stock.
(6)	According to a Schedule 13D, dated as of February 15, 2005, filed by Ace Paragon Holdings Limited (Ace), Strategic Global Asset Management PCC Limited (PCC), The March Charitable Trust (March Trust), and SG Hambros Trust Company (Guernsey) Limited (SG Trust), report beneficial ownership of 6,500,000 shares of Series E preferred stock, which are convertible into 6,770,968 shares of Common Stock. PCC is the sole shareholder of Ace, March Trust as the sole shareholder of the management shares of PCC and SG Trust as the trustee of the March Trust and as investment advisor to PCC report shares voting and dispositive power with respect to 6,500,000 shares of Series E preferred stock, which are convertible into 6,770,968 shares of Common Stock. As of the date of the Schedule 13D, Societe Generales, S.A. (SG) is the ultimate parent company of the Reporting Persons and SG, its executive officers and directors, and its direct and indirect subsidiaries (other than Reporting Persons), may be deemed to beneficially own the shares held by the Reporting Persons. The number of shares of Common Stock into which the Series D preferred stock, Series E preferred stock and Series F Warrants convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D. The number of shares of Common Stock as reflected in the table includes the accretion of dividends.
(7)	Includes 1,126,247 shares subject to the right of repurchase as of March 31, 2005, which lapses over time and 176,380 shares held by Mr. Ferrer’s spouse.
(8)	Includes 500,953 shares subject to options exercisable within 60 days of March 31, 2005.
(9)	Includes 20,000 shares of Common Stock held in an IRA by Mr. McGlashan’s spouse.
(10)	Consists of 1,302,729 shares subject to options exercisable within 60 days of March 31, 2005.
(11)	All shares are subject to a right of repurchase as of March 31, 2004, which lapses over time.
(12)	Consists of 140,865 shares subject to options exercisable within 60 days of March 31, 2005
(13)	Consists of 287,248 shares subject to options exercisable within 60 days of March 31, 2005.
(14)	Includes 100,000 shares subject to the right of repurchase, which lapses over time.
(15)	Consists of 134,172 shares subject to options exercisable within 60 days of March 31, 2005.
(16)	Consists of 26,666 shares subject to options exercisable within 60 days of March 31, 2005.
(17)	Consists of 40,728 shares subject to options exercisable within 60 days of March 31, 2005.
(18)	Mr. Tinsley is a managing member of GAP and a general partner of GAPCO. GAP is the general partner of GAP 74 and the sole member of GapStar. The general partners of GAPCO are also managing members of GAP. The general partner of KG is Management GmbH. The managing members of GAP have investment and voting power over KG and Management GmbH. GAP 74, GAP, GapStar, GAPCO, KG and Management GmbH (collectively, the “GAP Group”) are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. Because the GAP Group beneficially owns, in the aggregate, in excess of the 10% of the outstanding shares of Common Stock of the Company, the GAP Group is an affiliate of the Company. Mr. Tinsley has no pecuniary interest in any of the securities owned by GmbH Coinvestment. Mr. Tinsley disclaims beneficial ownership of such other securities except to the extent of his pecuniary interest therein. The address of the GAP Group (other than GmbH Coinvestment and Management GmbH) is c/o General Atlantic Service Corporation, 3 Pickwick Plaza, Greenwich, Connecticut 06830. The address of Mr. Tinsley is 2401 Pennsylvania Avenue, N.W., Washington, D.C. 20037. The address of GmbH Coinvestment and Management GmbH is Koenigsallee 62, 40212 Duesseldorf, Germany.
(19)	Includes 30,780,135 shares issuable upon the conversion of the Series D preferred stock, 7,639,038 shares issuable upon the conversion of the Series E preferred stock, and exercise of warrants to purchase 625,000 shares of Common Stock, and exercise Series F Warrants which are convertible into 1,767,839 shares of Common Stock. See footnote 3 above. Mr. Tinsley disclaims beneficial ownership of the securities described in footnote 3 above except to the extent of his pecuniary interest therein. Also includes 20,416 shares subject to options exercisable within 60 days of March 31, 2005.
(20)	Consists of 20,416 shares subject to options exercisable within 60 days of March 31, 2005.
(21)	Consists of 25,103 shares subject to options exercisable within 60 days of March 31, 2005.

(22)	Represents shares held by Great Affluent Limited, which is an indirect wholly-owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc. of which Mr. Ip holds an interest of approximately 0.02%.
(23)	Includes 6,897,592 shares issuable upon the conversion of the Series E preferred stock. See footnote 4 above. Mr. Ip disclaims beneficial ownership of the securities described in footnote 4 above except to the extent of his pecuniary interest therein. Also includes 4,687 shares subject to options exercisable within 60 days of March 31, 2005.
(24)	Includes shares beneficially owned by the directors, and executive officers as a group including the named executive officers and Messrs. Clark, and Palomba. “Shares of common stock beneficially owned” includes an aggregate of 150,000 shares of Common Stock beneficially owned by Messrs. Clark and Palomba and “right to acquire ownership of common stock within 60 days of March 31, 2005” includes 206,875 shares subject to options exercisable within 60 days of March 31, 2005 held by Messrs. Clark and Palomba. Includes 2,646,483 shares subject to options exercisable within 60 days of March 31, 2005 held by the directors and named executive officers.

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity securities are authorized for issuance as of our fiscal year ended December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plan approved by shareholders	9,017,349	$16.41	4,691,691	(a)
Equity compensation plan not approved by shareholders (b)	6,073,809	2.85	265,598

Total	15,091,158	10.95	4,957,289

(a)	As a result of our previous business acquisition activities, there are 48,519 shares of common stock to be issued upon the exercise of outstanding options at an average exercise price of approximately $45.17 per share.

(b)	Includes 669,338 shares of common stock available for future issuance under our employee stock purchase plan (ESPP). The number of shares reserved for issuance under the ESPP is subject to an annual increase on January 1 of each year by an amount equal to 1% of our issued and outstanding common stock on such date, not to exceed 1,000,000 additional shares each year.

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

Item 13.	Certain Relationships and Related Transactions.

In connection with Mr. McGlashan’s termination as Chief Executive Officer and continuation as Chairman of the Board, we entered into a Separation Agreement with him that amends and restates provisions of his employment and change of control agreements. Under his employment agreement, Mr. McGlashan received a cash severance payment of $405,000, which amount (less applicable taxes) was withheld and used to repay a portion of an outstanding loan from the Company to Mr. McGlashan as discussed in more detail under the heading “Loans to Officers” below. We additionally agreed to pay him an annual salary of $80,000 in connection with his continuing service to the Company. We also amended Mr. McGlashan’s change of control agreement to provide that Mr.

McGlashan will be entitled to the change of control benefits under this agreement if Critical Path undergoes a change of control within nine months rather than the existing three months provided in the original agreement, following his termination as Chief Executive Officer and to reduce the amount of any change in control payment by the amount of his $405,000 severance payment. As provided in Mr. McGlashan’s employment agreement, all of the options held by Mr. McGlashan will have one year of accelerated vesting. The Separation Agreement provides that the options will be exercisable for three years following his termination.

In connection with the termination of Patrick Tracy Currie’s employment, we entered into a Severance Agreement and Release of Claims with him. Under the terms of that agreement, Mr. Currie’s termination was to be effective as of January 2, 2005. We agreed to pay Mr. Currie $125,000, less $13,000 for amounts that we previously paid as a security deposit on behalf of Mr. Currie in connection with Mr. Currie’s rental property. If Mr. Currie successfully transitioned his responsibilities to others prior to his departure, we agreed to grant him an option to purchase 20,000 shares of our common stock that would be fully vested at the time of grant. We granted Mr. Currie this option in 2005.

Loans to Officers

During 2001 and in connection with his employment agreement, we made a loan and held a note receivable from David C. Hayden, our former Executive Chairman, totaling $1.5 million. Mr. Hayden’s note and loan agreement were amended in February 2002 to increase the amount to $1.95 million. As amended in 2002, Mr. Hayden’s full recourse note accrued interest at the rate of 6.75% per annum and provided that it may be forgiven upon the achievement of a performance-based milestone whereby a change of control event occurs with consideration received by the shareholders in excess of $10.00 per share. Mr. Hayden’s loan was initially due and payable on August 13, 2004; provided, however, if his employment was terminated without cause or he resigned for good reason, the due date would be extended for two years. Interest payments are due and payable on August 13th of each year that the loan is outstanding. Mr. Hayden terminated his employment and resigned from the Board in May 2002. As of December 31, 2004, there was $2,380,687 outstanding in principal and accrued interest.

In December 2001 and in connection with his amended and restated employment agreement, the Board approved a secured loan to Mr. McGlashan to be used for the purchase of a principal residence in the San Francisco Bay Area. In May 2002, the Compensation Committee and Mr. McGlashan agreed to amend Mr. McGlashan’s employment agreement to reduce the amount of the loan to $1.5 million from $4.0 million. The housing loan was to be secured by the residence, by the pledge of Mr. McGlashan’s personal options and shareholdings in us and other assets of Mr. McGlashan to the extent necessary such that at all times the assets securing the loan equal at least 120% of the principal and interest outstanding on the housing loan and any other loan secured by the residence. Interest on the housing loan was to accrue at 4.75%, and was deferred until the principal is due, over a 10 year term. The housing loan provided that it shall be forgiven upon a change of control event where consideration received by the shareholders exceeds $10.00 per share. In the event Mr. McGlashan terminated his employment either by voluntary resignation or for cause, as defined in the agreement, the housing loan would be due and payable, with interest, no later than 12 months following such termination. In the event Mr. McGlashan was terminated for any reason other than his voluntary resignation or cause, the housing loan would remain outstanding for the remainder of its term. We never funded the housing loan and, accordingly, no principal or accrued interest was owed by Mr. McGlashan at the time of his termination. In connection with his termination of employment, Mr. McGlashan forfeited the right to receive this loan from us.

In May 2002, in connection with the reduction of the principal amount available under the housing loan, Mr. McGlashan received an option grant of 1,000,000 shares of our common stock and an opportunity to early exercise and purchase such shares through a full-recourse promissory note and stock pledge agreement. The purchased shares are subject to a lapsing right of repurchase with respect to the shares over a three-year period. Mr. McGlashan exercised the option by delivery of his promissory note on May 8, 2002. The terms of the note were established in consultation with our outside auditors to avoid adverse accounting treatment to the Company. Accordingly, the promissory note began to accrue interest at the adjustable quarterly reference rate of Fidelity Investments or similar banking entity as the shares vest with respect to that portion of the purchase price that represents the purchase price of the “vested” shares. The promissory note was full recourse and secured by the acquired shares under the stock pledge agreement. As of April 14, 2004, the outstanding principal and accrued interest was $1,786,942. A portion of the loan was repaid by Mr. McGlashan by the surrender of the shares securing the note, which had a value of $1,255,834. The remaining portion of the loan, $531,108, was forgiven by us in connection with the separation agreement with Mr. McGlashan described above.

Investment Transactions

In November 2003, General Atlantic Partners 74, L.P., GapStar, LLC and GAP Coinvestment Partners II, L.P. (collectively with certain of its other affiliates, “General Atlantic”), which entities are associated with Peter L.S. Currie, one of our current directors, and Cheung Kong (Holdings) Limited and its affiliated entities (collectively with certain of its other affiliates, “Cheung Kong”), which entities are associated with Edmund Ip Tak Cheun, one of our current directors, entered into a Convertible Note Purchase and Exchange Agreement with us. General Atlantic and Cheung Kong are each deemed to be beneficial owners of more than 5% of our common stock. Under this agreement, General Atlantic loaned us $10 million in exchange for 10% Senior Secured Convertible Notes. We also agreed, subject to obtaining shareholder approval, to convert the $10 million loan from General Atlantic and approximately $32.8 million of 5 3/4% Subordinated Convertible Notes, due April 1, 2005, held by Cheung Kong into an aggregate of approximately 29.2 million shares of Series E preferred stock. We also agreed, subject to obtaining shareholder approval, to amend the terms of the existing Series D preferred stock (which is held by General Atlantic, Cheung Kong and and certain other holders) to, among other things, modify the liquidation preference upon a liquidation or a change in control, to eliminate the participation feature upon a liquidation or change in control, to reduce the conversion to common stock price from $4.20 to $1.50 and to reduce the amount of dividends to which the holders of Series D preferred stock are entitled. In addition, we agreed, subject to obtaining shareholder approval, to amend the warrants to purchase 625,000 shares of common stock held by General Atlantic to reduce the exercise price from $4.20 to $1.50. Finally, we agreed to undertake to commence a rights offering for holders of our common stock, as of a record date to be determined by our board of directors, to purchase up to $21,000,000 of Series E preferred stock. We, our subsidiary Compass Holding Corp., and General Atlantic entered into a Guaranty and Security Agreement pursuant to which Compass guaranteed our payment and performance of all obligations under the loan documentation.

In January 2004, we issued an aggregate of $15.0 million in principal amount of 10% Senior Secured Convertible Notes, including the issuance of approximately $7.5 million in principal amount of 10% Senior Secured Convertible Notes to Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited and Zaxis Partners, L.P. (collectively, “Zaxis”). As a result of this issuance, Zaxis was deemed to be a beneficial owner of more than 5% of our common stock. In March 2004, Zaxis purchased from us an additional $3.0 million in principal amount of 10% Senior Secured Convertible Notes.

At a special meeting of our shareholders in July 2004, we received approval from our shareholders to convert all of the outstanding 10% Senior Secured Convertible Notes plus accured and unpaid interest into shares of Series E preferred stock at $1.50 per share. As a result of this conversion, as of December 31, 2004, there was no outstanding principal or interest related to the 10% Senior Secured Convertible Notes held by General Atlantic, Zaxis or any other holder of such notes. At the same meeting of shareholders, the shareholders also approved a proposal to exchange approximately $32.8 million in face value of 5 3/4% Subordinated Convertible Notes, due April 1, 2005, held by Cheung Kong into an aggregate of approximately 21.9 million shares of Series E preferred stock. As a result of this exchange, there was no outstanding principal or interest related to the 5 3/4% Subordinated Convertible Notes, due April 1, 2005, held by Cheung Kong as of December 31, 2004. Our shareholder also approved the modifications to our Series D preferred stock and the modifications to the outstanding warrants to purchase common stock held by General Atlantic, each of which is discussed above. These modifications were made in 2004.

In December 2004, we received aggregate proceeds of $11.0 million from a group of investors, consisting of affiliates of General Atlantic, affiliates of Cheung Kong, and Richmond III, LLC (an affiliate of Peter Kellner), each of which was a current shareholder of Critical Path, in exchange for promissory notes issued in the aggregate principal amount of $11.0 million and warrants to purchase an aggregate of 235,712 shares of Series F redeemable convertible preferred stock (Series F preferred stock). In connection with the note and warrant purchase agreement that we entered into with these investors, we had an option to issue an additional $7.0 million in principal of these promissory notes and additional warrants to purchase 149,998 shares of Series F preferred stock. In March 2005, we issued the remaining $7.0 million of these notes and the warrants. The promissory notes accrue interest at a rate of 13.9% per annum, however, we are not obligated to make interest payments on the notes prior to their maturity date of December 30, 2007. The notes are due and payable on the earlier to occur of the maturity date on December 30, 2007, when declared due and payable upon the occurrence of an event of default, or a change of control of Critical Path. The warrants are exercisable for Series F preferred stock at a per share purchase price of $14.00 per share, which is equivalent to $1.40 per share on a common equivalent basis.

The Series F preferred stock issuable upon exercise of the warrants described above will rank equally with the Series E preferred stock, and will rank senior to all other capital stock with respect to rights on liquidation, dissolution and winding up. The Series F preferred stock will accrue dividends at a simple annual rate of 5 ¾% of the purchase price of $14.00, whether or not declared by our board of directors. The holders of Series F preferred stock will be entitled to vote as a separate class on any amendment to the terms or authorized number of shares of Series F preferred stock, the issuance of any equity security ranking senior to the Series F preferred stock and the redemption of or payment of a dividend in respect of any junior security. At any time, holders of Series F preferred stock may elect to convert their Series F preferred stock into shares of common stock. As of December 31, 2004, no shares of Series F preferred stock were outstanding and warrants to purchase 235,712 shares of Series F preferred stock were outstanding.

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

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees for professional services billed by PricewaterhouseCoopers LLP, the Company’s registered independent public accounting firm, in connection with their audit of the Company’s consolidated financial statements, their audit of management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, reviews of the consolidated financial statements included in its quarterly reports on Form 10-Q and related statutory and regulatory filings were:

Fiscal year ended December 31:
2004 (of which $556,000 was billed at December 31, 2004)	$1,916,000
2003	$628,283

Audit-Related Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services related to the performance of their audit and review of the Company’s financial statements that are not included in the “audit fees” above were:

Fiscal year ended December 31:
2004	$—
2003	$12,900

These audit-related fees billed by PricewaterhouseCoopers LLP in 2003 related to consultation on revenue recognition related to a specific license software agreement negotiated during the related annual period.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for professional services related to tax compliance, tax advice and tax planning were:

Fiscal year ended December 31:
2004	$183,903
2003	$523,204

These professional service fees billed by PricewaterhouseCoopers LLP related to tax compliance work for domestic and international tax filings, consultation on sales, use and franchise tax filings and audits, consultation on foreign statutory compliance.

All Other Fees

There were no fees billed by PricewaterhouseCoopers LLP for any other products and services not included in “audit fees,” “audit-related fees,” and tax fees.

Pre-Approval Policies and Procedures

The Audit Committee charter and SEC rules require the Audit Committee, or a committee of the Audit Committee, to pre-approve the provision of all auditing and non-audit services to the Company and its subsidiaries by its independent registered public accounting firm and all audit and non-audit engagement fees and terms. The Audit Committee must also pre-approve the engagement of non-audit services to be performed by other certified public accounting firms that are not the Company’s independent registered public accounting firm. In connection with the approval of non-audit services, the Audit Committee must consider whether the independent registered public accounting firm’s performance of any non-audit services is compatible with the independence of its auditors. In fiscal year 2004, the Audit Committee pre-approved 100% of the services performed by the Company’s independent registered public accounting firm relating to “audit-related fees,” “tax fees,” and “all other fees.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2005

Critical Path, Inc.

/s/ MARK J. FERRER
Mark J. Ferrer Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK J. FERRER Mark J. Ferrer	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 2, 2005

/s/ JAMES A. CLARK James A. Clark	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 2, 2005

* Tom Tinsely	Director	May 2, 2005

Edmond Ip Tak Chuen	Director	May 2, 2005

* Peter L.S. Currie	Director	May 2, 2005

* Ross M. Dove	Director	May 2, 2005

* Frost R.R. Prioleau	Director	May 2, 2005

* Michael J. Shannahan	Director	May 2, 2005

/s/ JAMES A. CLARK
James A. Clark As Attorney-In-Fact

Exhibit Index

10.37#	Change in Control Memorandum between the Registrant and Menelaos (Michael) Serbinis.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement.