Form 10-Q
period 2005-03-31
CRITICAL PATH INC
filed 2005-05-10
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2005

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

As of March 31, 2005, the Company had outstanding 29,744,082 shares of common stock, $0.001 par value per share (including 43,029 shares of Class A Non-Voting preference shares of our Nova Scotia subsidiary Critical Path Messaging Co. which can be exchanged at any time for our common stock upon the election of the holder).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2005
	(In thousands; unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,239	$27,196
Accounts receivable, net	19,667	18,817
Prepaid and other current assets	4,567	3,696

Total current assets	47,473	49,709
Property and equipment, net	11,379	8,829
Goodwill	6,613	6,613
Restricted cash	2,702	2,783
Other assets	1,032	993

Total assets	$69,199	$68,927

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,973	$3,986
Accrued liabilities	23,207	24,524
Deferred revenue	9,978	11,451
Capital lease and other obligations, current	1,067	695
Notes payable, current	5,565	5,565

Total current liabilities	44,790	46,221
Deferred revenue	173	136
Embedded derivative liability	5,173	3,660
Notes payable, net of current portion	8,875	15,847

Total liabilities	59,011	65,864

Commitments and contingencies (Note 8)
Mandatorily redeemable preferred stock, par value $0.001	122,377	117,569

Shareholders’ deficit
Common stock and paid-in-capital, par value $0.001
Shares authorized: 200,000
Shares issued and outstanding: 21,182 and 29,744	2,174,496	2,179,710
Common stock warrants	5,947	5,947
Unearned compensation	(1,353)	(1,053)
Accumulated deficit	(2,290,725)	(2,298,094)
Accumulated other comprehensive loss	(554)	(1,016)

Total shareholders’ deficit	(112,189)	(114,506)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$69,199	$68,927

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2005
	(In thousands, except per share amounts; unaudited)
Net revenues
Software license	$4,251	$4,445
Hosted messaging	4,343	5,211
Professional services	2,659	3,084
Maintenance and support	5,825	4,700

Total net revenues	17,078	17,440

Cost of net revenues
Software license	911	1,208
Hosted messaging	6,381	5,124
Professional services	3,094	2,404
Maintenance and support	1,449	1,550
Stock-based expense — Hosted messaging	5	—
Stock-based expense — Professional services	—	22
Stock-based expense — Maintenance and support	—	42

Total cost of net revenues	11,840	10,350

Gross profit	5,238	7,090

Operating expenses
Sales and marketing	6,939	4,647
Research and development	5,779	4,893
General and administrative	3,122	3,914
Stock-based expense — Sales and marketing	14	10
Stock-based expense — Research and development	18	18
Stock-based expense — General and administrative	9	216
Restructuring expenses	1,065	1,639

Total operating expenses	16,946	15,337

Loss from operations	(11,708)	(8,247)
Other income (expense), net	3,517	1,846
Interest income (expense)	(1,430)	(660)

Loss before income taxes	(9,621)	(7,061)
Provision for income taxes	(366)	(308)

Net loss	(9,987)	(7,369)
Accretion on mandatorily redeemable preferred stock	(3,147)	(5,277)

Net loss attributable to common shares	$(13,134)	$(12,646)

Net loss per share attributable to common shares — basic and diluted	$(0.63)	$(0.46)

Weighted average shares — basic and diluted	21,014	27,256

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2004	2005
	(in thousands; unaudited)
Cash flow from operating activities:
Net loss	$(9,987)	$(7,369)
Provision (credit) for allowance for doubtful accounts	(93)	3
Depreciation	2,610	2,903
Stock-based costs and expenses	46	307
Change in fair value of embedded derivative liabilities	(3,160)	(1,666)
Amortization of debt discount	60	164
Amortization of start up costs	48	330
Restructuring charges — non-cash	—	1,453
Change in assets and liabilities:
Accounts receivable	(448)	(43)
Other assets	(362)	354
Accounts payable	(798)	(497)
Accrued liabilities	1,475	511
Deferred revenue	1,295	1,930

Net cash used in operating activities	(9,314)	(1,620)

Cash flow from investing activities:
Notes receivable from officers	3	—
Property and equipment purchases	(1,090)	(439)

Net cash used in investing activities	(1,087)	(439)

Cash flow from financing activities:
Proceeds from issuance of convertible notes, net	31,156	7,000
Proceeds from issuance of common stock, net	163	—
Payments on line of credit facility	(2,298)	—
Principal payments on note and lease obligations	(287)	(361)

Net cash provided by financing activities	28,734	6,639

Net change in cash and cash equivalents	18,333	4,580
Effect of exchange rates on cash and cash equivalents	(186)	(623)
Cash and cash equivalents at beginning of period	18,984	23,239

Cash and cash equivalents at end of period	$37,131	$27,196

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Mandatorily redeemable preferred stock		Shareholders’ equity (deficit)
			Common stock and additional paid in capital	Common stock warrants	Unearned compensation	Accumulated deficit and other comprehensive income (loss)	Total

	Amended Series D	Series E
	(in thousands; unaudited)
Balance at December 31, 2004	$59,575	$62,802	$2,174,496	$5,947	$(1,353)	$(2,291,279)	$(112,189)
Accretion of dividend on mandatorily redeemable preferred stock	856	1,183	(2,039)	—	—	—	(2,039)
Accretion to redemption value for mandatorily redeemable preferred stock	2,197	1,041	(3,238)	—	—	—	(3,238)
Conversion of preferred stock to common stock	(10,055)	(30)	10,518	—	—	—	10,518
Issuance of restricted stock	—	—	7	—	—	—	7
Payment of taxes on vested restricted stock	—	—	(34)	—	—	—	(34)
Amortization of unearned compensation	—	—	—	—	300	—	300
Foreign currency translation adjustments	—	—	—	—	—	(462)	(462)
Net loss	—	—	—	—	—	(7,369)	(7,369)

Balance at March 31, 2005	$52,573	$64,996	$2,179,710	$5,947	$(1,053)	$(2,299,110)	$(114,506)

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

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2004. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in our opinion are necessary to fairly state our consolidated financial position, the results of operations, and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 2004, included in the 2004 Form 10-K. The condensed consolidated statement of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for any subsequent periods or for the entire fiscal year ending December 31, 2005.

Liquidity and Capital Resources

The Company has focused on capital financing initiatives in order to maintain current and planned operations. The Company has operated at a loss since inception and the history of losses from operations and cash flow deficits, in combination with the cash balances, raise concerns about the Company’s ability to fund operations. Consequently, in 2003 and first quarter of 2004 the Company secured additional funds through several rounds of financing that involved the sale of senior secured notes, in the third quarter of 2004 the Company completed a rights offering, in the fourth quarter of 2004 the Company drew $11.0 million from an $18.0 million round of debt financing and most recently, in March 2005, the Company drew down the remaining $7.0 million from the $18.0 million round of debt financing. The Company is not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in December 2007. If the Company is unable to increase revenues or if the Company is unable to reduce the amount of cash used by the Company’s operating activities during 2005, the Company may be required to undertake additional restructuring alternatives, or seek additional debt financing, although the ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness.” Additionally, on April 12, 2005, the Nasdaq Stock Market, Inc., issued the Company a letter that it was not in compliance with the minimum closing bid price requirement and therefore faced delisting proceedings if the Company could not meet the minimum closing bid price requirement by October 10, 2005. Even if the Company was are able to regain compliance, this notice may also impact the Company’s ability to raise additional capital if needed. The Company does not believe equity financing on terms reasonably acceptable to the Company is currently available.

With the Company’s history of operating losses and cash used to support operating activities, the primary sources of capital have come from both debt and equity financings that have been completed over the past several years. The Company’s principal sources of liquidity include cash and cash equivalents. As of March 31, 2005, the Company had cash and cash equivalents available for operations totaling $27.2 million, of which $7.7 million was located in accounts outside the United States and which is not readily available for domestic operations. However, the Company intends to pursue the investigation of restructuring our foreign subsidiaries which, if successful, may provide us easier access to the repatriation of a greater portion of the cash located in accounts outside the United States. Additionally, the Company is currently evaluating the newly enacted American Jobs Creation Act of 2004 (the AJCA) and is not yet in a position to decide whether, or to what extent, the AJCA will enable the Company to repatriate foreign earnings that have not yet been remitted to the United States. Accordingly, the readily available cash resources in the United States, as of March 31, 2005, was $19.6 million. This included the remaining $7.0 million drawn from the $18.0 million round of debt financing completed in December 2004. As of March 31, 2005, we had $2.8 million of cash classified on our balance sheet as restricted cash which is primarily related to cash collateralized letters of credit totaling approximately $2.7 million. This cash is not readily available for operations; however, the Company believes that they will be able to reduce the letters of credit by approximately $1.8 million upon relocating the headquarters facility.

Based on the Company’s recent financing activities, the Company believes that there is sufficient cash to meet cash operating requirements for the next 12 months, including the $1.3 million lease termination payment discussed below in Note 2–Restructuring Activities along with the $5.7 million repayment of the outstanding 5 3/4% Convertible Subordinated Notes (the 5 3/4% Notes) and interest due and paid on April 1, 2005 as well as the on-going investments in capital equipment to support the transition of the Company’s hosted messaging environment from an out-sourced model to one that the Company performs in-house and to support the Company’s research and development efforts. For the long-term, the Company believes that the operating activities will be able to provide the liquidity and capital resources sufficient to support the Company’s business.

At March 31, 2005, the Company had no borrowings under the Company’s credit facility with Silicon Valley Bank because the borrowing availability had been eliminated and the Company was required to cash collateralize the Company’s letters of credit related to facility leases totaling approximately $2.7 million.

Ability to incur additional indebtedness

Under the terms of the Company’s line of credit, the Company is required to obtain the consent of Silicon Valley Bank to incur additional indebtedness. Additionally, subject to limited exceptions, the Company must seek the consent of it’s investors in order to incur any additional indebtedness.

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

Stock-Based Compensation

Pursuant to the requirements of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, pro forma information regarding net loss and net loss per share is required to be presented as if the Company had accounted for employee stock option grants and activities under the Company’s Employee Stock Purchase Plan using the fair value method of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost been recognized based on the fair value at the date of grant for options granted and activities under the Company’s Employee Stock Purchase Plan, the pro forma amounts of the Company’s net loss and net loss per share would have been as follows:

	Three months ended March 31,
	2004	2005
	(In thousands, except per share amounts)
Net loss attributable to common shares — as reported	$(13,134)	$(12,646)
Add:
Stock-based employee compensation expense included in reported net loss attributable to common shares, net of related tax effects	46	307
Deduct:
Total stock-based employee compensation expense determined under a fair value based method for all grants, net of related tax effects	(2,426)	(1,403)

Net loss attributable to common shareholders — pro forma	$(15,514)	$(13,742)

Basic and diluted net loss per share attributable to common shareholders — as reported	$(0.63)	$(0.46)

Basic and diluted net loss per share attributable to common shareholders — pro forma	$(0.74)	$(0.50)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, as prescribed by SFAS No. 123, using the following assumptions:

	Three months ended March 31,
	2004	2005
Risk free interest rate	3.0%	4.1%
Expected lives (in years)	4.0	4.0
Dividend yield	0.0%	0.0%
Expected volatility	111.0%	142.0%

The Company calculated the fair value of the activity under the Employee Stock Purchase Plan using the Black-Scholes option pricing model, as prescribed by SFAS 123, using the following assumptions:

	Three months ended March 31,
	2004	2005
Risk free interest rate	3.0%	2.06%
Total term (in years)	1.2	1.2
Dividend yield	0.0%	0.0%
Expected volatility	111.0%	132.9%

Recent Accounting Pronouncements

In April 2005, the SEC amended the compliance dates for SFAS No. 123R, Shared-Based Payment. The new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. The Company will be required to adopt SFAS No. 123R in the first quarter of 2006 and begin to recognize stock-based compensation related to employee equity awards in its condensed consolidated statements of operations using a fair value based method on a prospective basis. Since the Company currently accounts for equity awards granted to its employees using the intrinsic value method under APB No. 25, the Company expects the adoption of SFAS No. 123R will have a significant adverse impact on its financial position and results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company expects the adoption of SAB No. 107 will have a significant adverse impact on its financial position and results of operations upon the adoption of SFAS No. 123R in the first quarter of 2006.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal year ending after December 15, 2005. The Company does not expect the adoption of FIN No. 47 to have an impact on its financial position and results of operations.

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

Note 2 — Restructuring Activities

In November 2003, the Company announced that it was restructuring certain of its facility lease obligations in an effort to reduce its long-term cash obligations. In addition, the Company identified 16 positions, primarily held by management-level employees, which were to be eliminated. Costs totaling $1.9 million were recognized during the fourth quarter of 2003 associated with these initiatives, including $1.4 million in lease restructuring and termination costs and $0.5 million in severance and related headcount reduction costs. Costs totaling $1.1 million were recognized during the first quarter of 2004 associated with these initiatives, including $0.1 million in lease restructuring and termination costs and $1.0 million in severance and related headcount reduction costs. Additionally, costs totaling $1.3 million were recognized during the second quarter of 2004, including $0.8 million in severance and related headcount reduction costs and $0.5 million in facility consolidation and other related costs.

In August 2004, the Company expanded its restructuring activities in an effort to reduce both short-term and long-term cash requirements. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the elimination of approximately 20% of employee positions and reduced use of third party contractors. During the three months ended September 30, 2004, the Company recorded restructuring charges related to these activities totaling $2.6 million, consisting primarily of $2.1 million for employee severance costs and $0.5 million for costs related to the closure or consolidation of certain facilities and operations. Additional restructuring charges totaling $0.9 million were recorded during the three months ended December 31, 2004, primarily associated with the restructuring of the Company’s hosted messaging operations. This effort began in August 2004 and is expected to be completed in the first half of 2005.

During the first quarter of 2005, we recorded a restructuring charge totaling $1.6 million, of which, $1.3 million is related to the relocation of our headquarters facility as discussed below and the balance related to consolidation of data centers and the elimination of certain employee positions.

In September 2004, we received a non-binding notice from the landlord of our headquarters facility in San Francisco, California that the landlord had found a new tenant for our offices located at 350 The Embarcadero per the landlords substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path, Inc. (the Amendment). On March 15, 2005, we received the Substitution Notice from the landlord as required per the Amendment. In accordance with the Substitution Notice, we expect to vacate our facilities at 350 The Embarcadero and move into new office space provided for us at 2 Harrison Street, Suite #200 by no later than June 29, 2005. On May 5, 2005, we entered into the Second Amendment to Lease with PPF Off 345 Spear Street, L.P., to amend the Lease dated as of November 16 2001, as amended, under which we lease our headquarter facilities in San Francisco, California. Under the terms of the second amendment, we will be moving into new office space provided for us at 2 Harrison Street, San Francisco, California and vacating our current headquarters no later than June 29, 2005. The new office space to which we will relocate consists of approximately 22,881 square feet and will be leased for a term of five years commencing on the date we move into the new facility (which is no later than June 29, 2005). In connection with the second amendment, we are required to make a lease termination payment totaling approximately $1.3 million on May 30, 2005; however, the annual rent, on a cash basis, for our new headquarter facility will decline from approximately $2.5 million per year to less than approximately $0.7 million per year on average over the term of the lease. Additionally, we will incur costs related to the physical move and build out of the new facility which we currently estimate will cost approximately $0.2 million. At March 31, 2005, we had a $1.6 million liability related to our restructuring activities the majority of which we expect will be paid during 2005.

The following restructuring costs were incurred by the Company during the three months ended March 31, 2005:

	Workforce reductions	Facility and operations consolidation and other charges	Total
	(in millions)
Beginning accrual balance at December 31, 2004	$201	$553	$754
Restructure charge	247	1,392	1,639
Cash payments	(413)	(223)	(636)
Non-cash credits	(187)	—	(187)

Ending balance at March 31, 2005	$(152)	$1,722	1,570

During the three months ended March 31, 2005, the Company made cash payments totaling approximately $0.6 million and had non-cash charges of approximately $0.2 million. At March 31, 2005, the Company had a remaining balance in its restructuring accrual totaling $1.6 million which it expects will be paid during 2005.

Note 3 — Goodwill

At March 31, 2005, the Company had $6.6 million of goodwill. In accordance with SFAS No. 142, the Company ceased amortizing its goodwill in January 2002.

Note 4 — Convertible Notes and Promissory Notes

5 3/4% Convertible Subordinated Notes

During the three months ended March 31, 2005, the Company recognized interest expense of $0.1 million related to its 5 3/4% Convertible Subordinated Notes (the 5 3/4% Notes). On the due date of the 5 3/4% Notes, April 1, 2005, the Company repaid the outstanding principal and accrued interest totaling $5.7 million.

13.9% Promissory Notes

In December 2004, the Company issued $11.0 million in principal amount of 13.9% Promissory Notes (the 13.9% Notes) to General Atlantic Partners 74, L.P., Gapstar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG., Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Richmond III, LLC (collectively “the investors”). As part of the financing transaction, the Company issued warrants to purchase 235,712 shares of Series F preferred stock at a per share purchase price of $14 per share, which is equivalent to $1.40 per share on a common equivalent basis.

On March 29, 2005, the Company issued the remaining $7.0 million in principal amount of the 13.9% Notes to the investors. As part of this financing transaction, the Company also issued warrants to purchase 149,998 shares of Series F preferred stock at a per share purchase price of $14 per share, which is equivalent to $1.40 per share on a common equivalent basis.

The 13.9% Notes accrue interest at a rate of 13.9% per annum, however; the Company is not obligated to make interest payments on the notes prior to their maturity date of December 30, 2007. The 13.9% Notes are due and payable on the earlier to occur of the maturity of the 13.9% Notes on December 30, 2007, when declared due and payable upon the occurrence of an event of default, or a change of control of the Company.

The $7.0 million in proceeds from the financing transaction were allocated to the 13.9% Notes and warrants based upon their relative estimated fair values. The estimated fair value of the warrants issued in connection with the $7.0 million 13.9% Notes of $0.6 million has been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). Because these notes were issued at the end of the three months ended March 31, 2005, the warrant derivative liability is being carried on the Company’s books at its initial fair value of $0.6 million at March 31, 2005.

These 13.9% Notes were carried on the balance sheet as long-term “Notes payable” as follows at March 31, 2005:

December 31, 2004
Proceeds from issuance of 13.9% Notes	$18,000
Less: Fair value of Series F preferred stock warrant derivative instrument	(2,711)
Add: accretion of fair value of Series F preferred stock warrant derivative instrument	164
Add: accrued interest	394

Carrying value of 13.9% Notes	$15,847

The Company recorded accrued interest of $0.4 million related to the 13.9% Notes during the three months ended March 31, 2005. These notes are carried at cost and had an approximate fair value of $4.1 million at March 31, 2005.

Note 5 — Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended March 31,
	2004	2005
	(in thousands)
Net loss attributable to common shares	$(13,134)	$(12,646)
Unrealized investment losses
Foreign currency translation adjustments	(685)	(462)

Total comprehensive loss	$(13,819)	$(13,108)

There were no tax effects allocated to any components of comprehensive loss during the three months ended March 31, 2004 or 2005.

Note 6 — Net Loss per Share Attributed to Common Shareholders

Net loss per common share is calculated as follows:

	Three months ended March 31,
	2004	2005
	(in thousands; except per share amounts)
Net loss attributable to common shareholders	$(13,134)	$(12,646)

Weighted average shares outstanding	21,127	29,094
Weighted average shares subject to repurchase agreements	—	(1,791)
Weighted average shares held in escrow related to acquisitions	(113)	(47)

Shares used in the computation of basic and diluted net loss attributable to common shareholders per common share	21,014	27,256

Net loss attributable to common shareholders per common share	$(0.63)	$(0.46)

As of March 31, 2004 and 2005, there were 76.2 million and 119.5 million, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

Note 7 — Mandatorily Redeemable Preferred stock

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

At issuance, costs of $3.1 million were recorded as a reduction of the carrying amount of the Series D preferred stock and will accrete over the term of the Series D preferred stock. Additionally, at issuance, the Series D preferred stock was deemed to have an embedded beneficial conversion feature which was limited to the net proceeds allocable to preferred stock of approximately $42 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series D preferred stock and will accrete over the term of the Series D preferred stock.

The Series D preferred stock issued in the financing transaction ranks senior to all of the Company’s Common Stock in priority of dividends, rights of redemption and payment upon liquidation. The fair value ascribed to the preferred stock was based on actual cash paid by independent investors and the approximate fair value of the 5 3/4% Notes retired in connection with the offering. The principal terms of the preferred stock included an automatic redemption on November 8, 2006, cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis and payable in cash or additional shares of Series D preferred stock, conversion into shares of Common Stock calculated based on the Accreted Value which is, the purchase price plus accrued dividends divided by $4.20, and preference in the return of equity in any liquidation or change of control.

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

The warrants are exercisable at any time after November 8, 2002 until November 8, 2006 at an exercise price of $4.20, and convert into one share of the Company’s Common Stock. A portion of the proceeds received for the Series D preferred stock was allocated to the warrants and the preferred stock, based upon their relative fair market values. As a result of this allocation, approximately $5.25 million of the proceeds were allocated to the warrants, which was recorded as a reduction of the carrying value of the Series D preferred stock. Using the Black-Scholes option pricing model, assuming a four-year term, 200% volatility, a risk-free rate of 6.0% and no dividend yield, the fair market value of the warrants was $6.2 million. As part of the Company’s November 2003 private placement of 10% Senior Secured Convertible Notes (Senior Notes), the Company agreed to seek shareholder approval to amend the warrants to reduce the exercise price per share from $4.20 to $1.50.

In July 2004, at a special meeting of shareholders, the Company’s shareholders approved proposals to amend and restate the certificate of determination of preferences of Series D preferred stock (the

Amended Series D). As part of this amendment, the automatic redemption date was changed to July 2008 and the dividend accrual rate was reduced to 5 3/4%. The Company recorded as a reduction to the carrying value of the Amended Series D, the dividends which had accrued on the Series D preferred stock totaling approximately $12.2 million. This amount was recorded as a reduction of the carrying amount of the Amended Series D and will accrete over the term of the Amended Series D. Additionally, the Amended Series D preferred stock contains a liquidation preference of $22 per share.

In January 2005, the Company converted 581,818 shares of Series D preferred stock, plus accrued dividends of $2.0 million, held by the Vectis Group LLC and affiliates into $10.0 million or 6,701,943 shares of common stock.

The following table sets forth the carrying value and liquidation values of the Amended Series D preferred stock at December 31, 2004 and March 31, 2005:

	December 31, 2004	March 31, 2005
	(in thousands)
Series D preferred stock — Amended Series D	$56,355	$59,575
Add amortization and accretion	3,220	3,053
Less value of Series D preferred stock converted to common stock	—	(10,055)

Carrying value of Amended Series D preferred stock	59,575	52,573

Liquidation value of Amended Series D preferred stock, as accreted	$70,568	$61,371

Liquidation value of Amended Series D preferred stock	$90,252	$77,452

Series E Redeemable Convertible Preferred Stock

During the three months ended September 30, 2004, the Company issued a total of approximately 55.9 million shares of Series E Redeemable Convertible Preferred Stock (Series E preferred stock). In July 2004, the Company issued approximately 30.6 million shares of Series E preferred stock to convert $45.5 million of the Senior Notes plus accrued interest, issued 21.9 million shares of Series E preferred stock to convert $32.8 million of the 5 3/4% Notes and issued approximately 0.8 million shares of Series E preferred stock to convert certain holders of Series D preferred stock into Series E preferred stock. In August 2004, the Company issued approximately 2.6 million shares of Series E preferred stock in connection with its rights offering from which the Company received gross proceeds of approximately $4.0 million.

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

The carrying value of the Series E preferred stock at December 31, 2004 and March 31, 2005 is as follows:

	December 31, 2004	March 31, 2005
	(in thousands)
Series E preferred stock	$79,621	$62,802
Less issuance costs	(4,736)	—

Series E preferred stock, net of issuance costs	74,885	62,802
Add amortization and accretion	4,254	2,224
Less amount allocated to beneficial conversion feature	(16,337)	—
Less value of Series E preferred stock converted to common stock	—	(30)

Carrying value of Series E preferred stock	$62,802	$64,996

Liquidation value of Series E preferred stock, as accreted	$86,100	$87,301

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

At March 31, 2005, no shares of Series F preferred stock were outstanding. Warrants to purchase 385,710 shares of Series F preferred stock were issued and outstanding as of March 31, 2005 in connection with the issuance of the 13.9% Notes.

Accretion on Mandatorily Redeemable Preferred Stock

Accretion on mandatorily redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of our outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock. The following table sets forth the accretion on mandatorily redeemable preferred stock for the periods indicated:

	Three months ended March 31,
	2004	2005
	(in thousands)
Accrued dividends	$1,289	$2,039
Accretion of beneficial conversion feature	1,858	763
Accretion to redemption value	—	2,475

	$3,147	$5,277

Note 8 — Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2014. Rent expense for the three months ended March 31, 2005 totaled $1.3 million. Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending December 31
2005 (remaining nine months ending December 31, 2005)	$605	$3,879
2006	93	2,957
2007	19	2,316
2008	—	1,936
2009	—	1,751
2010 and beyond		4,991

Total minimum lease payments	$717	$17,830

Less: Amount representing interest	(17)

Present value of capital lease obligations	$700

In connection with the Company’s acquisition of Critical Path Pacific in June 2002, the Company assumed a capital lease with a termination date of August 2006. The capital lease obligation totaled $1.6 million at December 31, 2003. During 2004, the Company negotiated the early termination of this capital lease and will make capital lease payments totaling approximately $0.5 million through 2005.

Other Contractual Obligations

The Company entered into other contractual obligations which total $3.9 million million at March 31, 2005. These obligations are primarily associated with the future purchase of equipment and software, the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for the Company’s hosted operations. These obligations are expected to be completed over the next 4 years, including $3.1 million in 2005.

Relocation of San Francisco Offices

During the first quarter of 2005, we recorded a restructure charge totaling $1.6 million, of which, $1.3 million is related to the relocation of our headquarters facility as discussed below and the balance related to consolidation of data centers and the elimination of certain employee positions.

In September 2004, we received a notice from the landlord of our headquarters facility in San Francisco, California that the landlord had found a new tenant for our offices located at 350 The Embarcadero per the landlords substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path, Inc. (the Amendment). On March 15, 2005, we received the Substitution Notice from the landlord as required per the Amendment. In accordance with the Substitution Notice, we expect to vacate our facilities at 350 The Embarcadero and move into new office space provided for us at 2 Harrison Street, Suite #200 by no later than June 29, 2005. In connection with the landlord’s substitution right and our relocation, we will be required to make a lease termination payment totaling approximately $1.3 million on May 30, 2005; however, the annual rent, on a cash basis, for our headquarters facility will decline from approximately $2.5 million per year to approximately $0.7 million per year. Additionally, we will incur costs related to the physical move and build out of the new facility which we currently estimate will cost approximately $0.2 million.

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

Action in the Superior Court of San Diego. In December 2003, the Company was named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us, and various other unnamed defendants. The operative complaint alleges that the Company, as Peregrine’s customer, engaged in a fraudulent transaction with Peregrine that was not accounted for by Peregrine in conformity with generally accepted accounting principles (GAAP) and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine approximately one year later in August 2001. The operative complaint alleges causes of action against the Company for fraud and deceit, violations of California Corporations Code provisions regarding aiding and abetting securities fraud, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. Effective as of January 2005, the Company entered into a settlement agreement providing that the claims against us would be dismissed immediately without prejudice. Thereafter, upon our satisfaction of certain conditions, the plaintiffs are obligated to dismiss the claims with prejudice. Such conditions consist principally of informal discovery such as, for example, providing access to employees and consultants who may have knowledge relevant to the plaintiff’s continuing case against the remaining defendants and providing documents which may be relevant to such case. The settlement involved no cash or other financial consideration. The Company had not recorded a liability against this claim as of March 31, 2005.

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed against us, and certain of our former officers and directors and underwriters connected with our initial public offering (IPO) of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased our common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased our common stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. We have reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment and no admission of liability. However, the settlement is subject to approval by the Court. The Company had not recorded a liability against this claim as of March 31, 2005.

Cable & Wireless Liquidating Trust. In August 2004, we received a demand letter from the Cable & Wireless Liquidating Trust, or the Trust, notifying us of the Trust’s claim that Cable & Wireless, USA, Inc. made preferential payment to us of approximately $1.1 million within the 90-day preference period before Cable & Wireless filed for bankruptcy. We do not believe that we received any preferential payments from Cable & Wireless and communicated our position to the Trust in a letter dated September 3, 2004. To our knowledge, no formal proceedings have been commenced based on this dispute. However, the Company intends to defend itself vigorously if the Trust pursues this claim. The Company had not recorded a liability against this claim as of March 31, 2005.

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

Note 9—Property and Equipment

The following table sets forth the Company’s property and equipment balances by category for the periods indicated:

	December 31, 2004	March 31, 2005
	(in thousands)
Computer equipment and software	$120,063	$120,915
Furniture and fixtures	6,627	5,114
Leasehold improvements	2,145	2,111

	128,835	128,140
Less: accumulated depreciation and amortization	(117,456)	(119,311)

	$11,379	$8,829

During the three months ended March 31, 2005, the Company accelerated the depreciation on certain assets related to a messaging provisioning platform after it was determined the assets would be taken out of service before the end of their originally estimated useful life. Depreciation expense totaled $2.6 million and $2.9 million for the three months ended March 31, 2004 and 2005, respectively.

Note 10—Subsequent Event

On April 12, 2005, The Nasdaq Stock Market Inc. issued the Company a letter that it was not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings if the Company could not meet the minimum closing bid price requirement by October 10, 2005.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following disclosures contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” “proposed,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our ability to operate in the future, our ability to obtain funding, the adequacy of funds to meet anticipated operating needs, our future strategic, operational and financial plans, possible financing, strategic or business combination transactions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, the continued seasonality of our business, plans related to sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, anticipated restructuring and costs associated with our leases for our current facilities, our litigation strategy, use of future earnings, the features, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense reduction, the anticipated effect of the transition of our hosted messaging environment from an out-sourced model to one that we perform in-house, the effect of the repayment of debt, our ability to improve our internal control over financial reporting, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, our management of expenses and restructuring activities, failure to obtain additional financing on favorable terms or at all, the effect of the conversion of our preferred stock, the liquidation preference of our preferred stock, the accrual of dividends for our preferred stock, risks associated with our internal controls over financial reporting and our ability to address any material weaknesses in our internal controls over financial reporting, risks associated with an inability to maintain continued compliance with Nasdaq National Market listing requirements and delisting actions by such market, difficulties of forecasting future results due to our evolving business strategy, failure to meet sales and revenue forecasts, the emerging nature of the market for our products and services, turnover within and integration of senior management, board of directors members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which we do business, risks associated with our international operations, inability to predict future trading prices of our common stock which have fluctuated significantly in the past, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Additional Factors That May Affect Future Operating Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Overview

We deliver software and services that enable the rapid deployment of highly scalable value-added solutions for messaging and identity management. Our messaging and identity management solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs. Our messaging solutions, which are available both as licensed software and as hosted services, provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. Our identity management solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, suppliers and customers.

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

Restructuring Initiatives

We have operated at a loss since our inception and as of March 31, 2005, we had an accumulated deficit of approximately $2.3 billion, which includes a $1.3 billion non-cash charge for impairment of goodwill and other long-lived assets that we recorded in fiscal year 2000. We have undertaken numerous restructuring initiatives in an effort to align our operating structure not only to the business and economic environments through which we have operated but also in response to our changing business in an effort to generate net income. For example:

•	During 2001, we evaluated our various products, services, facilities and the business plan under which we were operating. In connection with this review, we implemented and substantially completed a strategic restructuring plan that involved reorganizing and refocusing our product and service offerings, a reduction in workforce and a facilities and operations consolidation. By the end of 2001, we had divested all of the products and services deemed to be non-core to our continuing operations, reduced headcount by 44%, reduced the number of facilities by 65% and implemented other cost cutting measures, resulting in a significant reduction in overall operating expenses.

•	During 2002, we restructured to reduce our expense levels to be consistent with the then current business climate and eliminated 39 positions and terminated additional leases.

•	During 2003, we continued our restructuring initiatives in an effort to further reduce our operating expense levels in an effort to achieve profitability and reduce our long-term cash obligations. We further consolidated office locations, restructured certain of our facility leases, reduced our global workforce by approximately 190 positions and outsourced certain positions and services to lower cost service providers.

•	During 2004, we expanded our restructuring activities in an effort to reduce both short-term and long-term cash requirements by focusing our business on messaging solutions for service providers. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area, the elimination of approximately 20% of our workforce and the reduced use of third party contractors. This effort began in August 2004 and continued into the first quarter of 2005.

•	During the first quarter of 2005, we recorded a restructuring charge totaling $1.6 million, of which, $1.3 million is related to the relocation of our headquarters facility as discussed below and the balance is related to consolidation of data centers and the elimination of certain employee positions.

In September 2004, we received a non-binding notice from the landlord of our headquarters facility in San Francisco, California notifying us that the landlord had found a new tenant for our offices located at 350 The

Embarcadero per the landlords substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path, Inc. (the Amendment). On March 15, 2005, we received the Substitution Notice from the landlord as required per the Amendment. In accordance with the Substitution Notice, we expect to vacate our facilities at 350 The Embarcadero and move into new office space provided for us at 2 Harrison Street, Suite #200 by no later than June 29, 2005. On May 5, 2005, we entered into the Second Amendment to Lease with PPF Off 345 Spear Street, L.P., to amend the Lease dated as of November 16 2001, as amended, under which we lease our headquarter facilities in San Francisco, California. Under the terms of the second amendment, we will be moving into new office space provided for us at 2 Harrison Street, San Francisco, California and vacating our current headquarters no later than June 29, 2005. The new office space to which we will relocate consists of approximately 22,881 square feet and will be leased for a term of five years commencing on the date we move into the new facility (which is no later than June 29, 2005). In connection with the second amendment, we are required to make a lease termination payment totaling approximately $1.3 million on May 30, 2005; however, the annual rent, on a cash basis, for our new headquarter facility will decline from approximately $2.5 million per year to less than approximately $0.7 million per year on average over the term of the lease. Additionally, we will incur costs related to the physical move and build out of the new facility which we currently estimate will cost approximately $0.2 million.

At March 31, 2005, we had a $1.6 million liability related to our restructuring activities, the majority of which we expect will be paid during 2005.

In addition to these formal restructuring initiatives, we have sought to aggressively manage our cost structure, identifying incremental savings where possible. We intend to continue to aggressively manage our expenses while maintaining strong service levels to our customers.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources

We have focused on capital financing initiatives in order to maintain current and planned operations. We have operated at a loss since inception and our history of losses from operations and cash flow deficits, in combination with our cash balances, raise concerns about our ability to fund our operations. Consequently, in 2003 and first quarter of 2004 we secured additional funds through several rounds of financing that involved the sale of senior secured notes, in the third quarter of 2004 we completed a rights offering and in the fourth quarter of 2004 we drew $11.0 million from an $18.0 million round of debt financing and most recently, in March 2005, we drew down the remaining $7.0 million from the $18.0 million round of debt financing. We are not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in December 2007. If we are unable to increase our revenues or if we are unable to reduce the amount of cash used by our operating activities during 2005, we may be required to undertake additional restructuring alternatives, or seek additional debt financing although our ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness.” Additionally, on April 12, 2005, the Nasdaq Stock Market, Inc., issued us a letter that we were not in compliance with the minimum closing bid price requirement and therefore faced delisting proceedings if we could not meet the minimum closing bid price requirement by October 10, 2005. Even if we are able to regain compliance, this notice may also impact our ability to raise additional capital if needed. We do not believe equity financing on terms reasonably acceptable to us is currently available.

The following table sets forth our net losses attributable to common shareholders and the cash used to support our operating activities for the periods indicated:

	Three months ended March 31,		Change
	2004	2005	$	%
	(in thousands)
Net loss attributable to common shareholders	$(13,134)	$(12,646)	$488	-4%
Net cash used by operating activities	(9,314)	$(1,620)	7,694	-83%

With our history of operating losses and cash used to support our operating activities, our primary sources of capital have come from both debt and equity financings that we have completed over the past several years. Our principal sources of liquidity include our cash and cash equivalents. As of March 31, 2005, we had cash and cash equivalents available for operations totaling $27.2 million, of which $7.7 million was located in accounts outside the United States and which is not readily available for our domestic operations. However, we intend to pursue the investigation of restructuring our foreign subsidiaries which, if successful, may provide us easier access to the repatriation of a greater portion of the cash located in accounts outside the United States. Additionally, we are currently evaluating the newly enacted American Jobs Creation Act of 2004 (the AJCA) and are not yet in a position to decide whether, or to what extent, the AJCA will enable us to repatriate foreign earnings that have not yet been remitted to the United States. Accordingly, our readily available cash resources in the United States as of March 31, 2005 were $19.6 million, which included the remaining $7.0 million we drew from the $18.0 million round of debt financing completed in December 2004. As of March 31, 2005, we had $2.8 million of cash classified on our balance sheet as restricted cash which is primarily related to cash collateralized letters of credit totaling approximately $2.7 million. This cash is not readily available for our operations; however, we believe that we will be able to reduce our letters of credit by approximately $1.8 million upon relocating our headquarters facility.

Based on our recent financing activities, we believe that we have sufficient cash to meet our cash operating requirements for the next 12 months, including the $1.3 million lease termination payment discussed above in the section captioned “Restructuring Initiatives” along with the $5.7 million repayment of our outstanding 5 3/4% Convertible Subordinated Notes (the 5 3/4% Notes) and interest due and paid on April 1, 2005 as well as the on-going investments in capital equipment to support the transition our hosted messaging environment from an out-sourced model to one that we perform in-house and to support our research and development efforts. For the long-term, we believe that our operating activities will be able to provide the liquidity and capital resources sufficient to support our business.

At March 31, 2005 we had no borrowings under our credit facility with Silicon Valley Bank because the borrowing availability had been eliminated and we were required to cash collateralize our letters of credit with Silicon Valley Bank related to certain facility leases which total approximately $2.7 million.

Cash and cash equivalents

The following table sets forth our cash and cash equivalents balance as of the dates indicated:

	December 31, 2004	March 31, 2005	Change
			$	%
	(in thousands)
Cash and cash equivalents	$23,239	$27,196	$3,957	17%

Total cash and cash equivalents increased primarily as a result of our financing activities, partially offset by cash used to support our operating and investing activities as set forth in the table below (in thousands):

Beginning balance at December 31, 2004	$23,239

Net cash used by operating activities	(1,620)
Net cash used by investing activities	(439)
Net cash provided by financing activities	6,639

Net increase in cash and cash equivalents	4,580
Effect of exchange rates on cash and cash equivalents	(623)

Ending balance at March 31, 2005	$27,196

Net cash used by operating activities. Our operating activities used $1.6 million of cash during the three months ended March 31, 2005. This cash was used to support our net loss of $7.4 million, adjusted for non-cash items such as: depreciation and amortization of $3.4 million, decreases in the fair value of a preferred stock instrument of ($1.7) million, stock-based expenses of $0.3 million, a $1.5 million increase in our restructure accrual and a $1.9 million increase in deferred revenue. Our net loss attributable to common shareholders was primarily a result of our operating costs, including both cost of revenues and operating expenses which are primarily comprised of employee costs, third party contractor costs and restructuring costs, being greater than our revenues.

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

	December 31, 2004	March 31, 2005	Change
			$	%
	(in thousands, except DSOs)
Accounts receivable, net	$19,667	$18,817	$(850)	-4%
DSOs(a)	91	97	6	7%

(a)	DSOs equal accounts receivable, net, divided by the quotient of revenues divided by 90.

Accounts receivable balances decreased sequentially primarily due to our collections being greater than our billings. This decrease was partially offset by increased DSOs as a result of slower collections in Europe as well as an increasing proportion of revenue from customers outside the United States to whom we generally offer payment terms customary to the region in which the customers are located. While these payment terms are normal within the region in which they are provided, they are generally longer than the terms offered to customers in the United States. We believe that our DSOs are within industry norms, given the regions in which we operate, however; to the extent our international revenues increase as a proportion of total revenues, our DSOs may also increase which would negatively impact our liquidity and capital resources.

A number of non-cash items, such as: depreciation and amortization, changes in the value of a preferred stock instrument, stock-based expenses, accretion related to our preferred stock, loss on extinguishment of debt and certain restructuring charges, have been charged to expense and impacted our net losses during the three months ended March 31, 2005. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows. Our operating cash flows will be impacted in the future based on our operating results, our ability to collect our accounts receivable on an efficient basis, and the timing of payments to our vendors for accounts payable.

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

Net cash used by investing activities. Our investing activities used $0.4 million of cash during the three months ended March 31, 2005 for purchases of equipment primarily used to support the hosted messaging operations infrastructure and research and development efforts. We will be required to continue to make investments in capital equipment during 2005 as we transition our hosted messaging environment from an out-sourced model to one that we perform in-house and to support our on-going research and development efforts. We expect to fund these purchases through the use of our available cash resources or through leasing arrangements if available on terms we find acceptable. Additionally, we intend to fund through the use of our available cash resources any leasehold improvements that exceed the allowance for tenant improvements provided by our landlord for the new office space into which we will be moving our headquarters facility in 2005.

Cash provided by financing activities. Our financing activities provided $6.6 million of cash during the three months ended March 31, 2005 primarily as a result of the remaining $7.0 million we drew from the $18.0 million round of debt financing we closed in the fourth quarter of 2004 partially offset by $0.4 million of payments on our capital equipment leases.

Our cash balances at June 30, 2005 will be less than our cash balances at March 31, 2005 primarily due to the $5.7 million repayment of the 5 3/4% Notes and interest which was due and paid on April 1, 2005.

Ability to incur additional indebtedness

Under the terms of our line of credit, we are required to obtain the consent of Silicon Valley Bank to incur additional indebtedness. Additionally, subject to limited exceptions, we must seek the consent of our investors in order to incur any additional indebtedness.

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

Contractual Obligations and Commitments

The table below sets forth our significant cash obligations and commitments as of March 31, 2005.

		9 months ended December 31, 2005		Fiscal year ended December 31,
	Total			2006	2007	2008	2009	Thereafter
	(in thousands)
Convertible subordinated notes, including interest (a)	$5,725	$5,725		$—	$—	$—	$—	$—
Mandatorily redeemable preferred stock	175,551	—		—	—	175,551	—	—
13.9% Notes (b)	26,785	—		—	26,785	—	—	—
Operating lease obligations	17,830	3,879	(d)	2,957	2,316	1,936	1,751	4,991
Capital lease obligations	717	605		93	19	—	—	—
Other purchase obligations (c)	3,937	2,612		1,135	190	—	—	—

	$230,545	$12,821		$4,185	$29,310	$177,487	$1,751	$4,991

(a)	Includes the 5 3/4% Notes due and paid on April 1, 2005 including related interest amounts.
(b)	Includes the principal and related interest amounts.
(c)	Represents certain contractual obligations related to licensed software, maintenance contracts and network infrastructure storage costs.
(d)	Included is the $1.3 million lease termination payment and expected future rent related to the relocation of our headquarters facility as discussed in the above section captioned “Restructuring Initiatives.”

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

The following table sets forth our results of operations for the three months ended March 31, 2004 and 2005.

	Three months ended March 31,		Change
	2004	2005	$	%
	(in thousands, except per share amounts; unaudited)
NET REVENUE
Software licensing	$4,251	$4,445	$194	5%
Hosted messaging	4,343	5,211	868	20%
Professional services	2,659	3,084	425	16%
Maintenance and support	5,825	4,700	(1,125)	-19%

Total net revenue	17,078	17,440	362	2%

COST OF NET REVENUE
Software licensing	911	1,208	297	33%
Hosted messaging	6,381	5,124	(1,257)	-20%
Professional services	3,094	2,404	(690)	-22%
Maintenance and support	1,449	1,550	101	7%
Stock-based expense	5	64	59	1180%

Total cost of net revenue	11,840	10,350	(1,490)	-13%

GROSS PROFIT	5,238	7,090	1,852	35%

OPERATING EXPENSES
Selling and marketing	6,939	4,647	(2,292)	-33%
Research and development	5,779	4,893	(886)	-15%
General and administrative	3,122	3,914	792	25%
Stock-based expense	41	244	203	495%
Restructuring expense	1,065	1,639	574	54%

Total operating expenses	16,946	15,337	(1,609)	-9%

OPERATING LOSS	(11,708)	(8,247)	3,461	-30%

Other income (expense), net	3,517	1,846	(1,671)	-48%
Interest income (expense)	(1,430)	(660)	770	-54%

Loss before provision for income taxes	(9,621)	(7,061)	2,560	-27%

Provision for income taxes	(366)	(308)	58	-16%

NET LOSS	(9,987)	(7,369)	2,618	-26%

Accretion on mandatorily redeemable preferred stock	(3,147)	(5,277)	(2,130)	68%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(13,134)	$(12,646)	$488	-4%

Net loss per share attributable to common shareholders	$(0.63)	$(0.46)	$0.16	-26%

Shares used in the per share calculations	21,014	27,256	6,242	30%

NET REVENUE

Total net revenues increased primarily as a result of increased revenue from the licensing of our messaging platform, the sale of our hosted messaging solutions and increased professional services revenues partially offset by decreased revenue from the sale of maintenance contracts and support services.

•	Software licensing. Software license revenue increased as a result of (i) increased license sales of our identity management solutions, which are now marketed as a component of our Memova Messaging brand, and (ii) increased license sales of certain third party software due to increased demand for anti-spam and anti-virus solutions. These increases were partially offset by reduced license sales of our messaging server primarily due to reduced sales in North America and Latin America.

•	Hosted messaging. Hosted messaging revenue increased primarily due to revenue from our hosted messaging service with T-Mobile. While these services were being provided to T-Mobile during the three months ended March 31, 2004, we had not received final acceptance from T-Mobile on the installation of the service and therefore did not recognize any revenue from T-Mobile during the three months ended March 31, 2004. This increase was partially offset by customers terminating or reducing their hosted messaging services with us as a result of new competitors entering the market for hosted email services with lower cost, lower functionality products that may be more suited to our customer’s needs or customers terminating the email service offerings they sell to their end users. We expect hosted messaging revenues will decline during the three months ending June 30, 2005 primarily as a result of the expiration of T-Mobile’s contract at March 31, 2005.

•	Professional services. Professional services revenue increased primarily due to increased revenue from certain services projects in Europe where we are working with the client to install our messaging server solution into their environment for their messaging services offering. During the three months ended March 31, 2005, one client in Europe accounted for approximately 25% of total professional services revenue.

•	Maintenance and support. Maintenance and support revenue decreased primarily due to support contracts not being renewed or being renewed at a lower rate. During the three months ended March 31, 2004, maintenance and support revenues benefited from the successful renewal of maintenance services with customers whose contracts had earlier expired, particularly in Europe.

The following table sets forth our total revenues and percent of revenue by region for the three months ended March 31, 2004 and 2005:

	Three months ended March 31,				Change
	2004		2005		$	%
	(in thousands)
North America	$6,225	36%	$4,081	23%	$(2,144)	-34%

Europe	9,841	58%	12,608	72%	2,767	28%
Latin America	398	2%	253	1%	(145)	-36%
Asia pacific	614	4%	499	3%	(115)	-19%

Subtotal international	10,853	64%	13,360	77%	2,507	23%

	$17,078	100%	$17,440	100%	$362	2%

European revenues increased in total and as a proportion of our total revenue primarily due to growing demand within our existing European customer base and revenue recognized from our hosted messaging services with T-Mobile and Virgin.net. Revenue in North America decreased in total and as a proportion of our total revenue primarily due to decreased sales of hosted messaging services as a result of customers terminating or reducing their hosted messaging services with us as discussed above as well as decreased maintenance and support revenues.

COST OF NET REVENUE AND GROSS MARGIN

Cost of net revenue decreased primarily as a result of reduced hosted messaging and professional services costs partially offset by increased software licensing and maintenance and support costs and increased stock-based expenses.

•	Software licensing. Software license cost of revenue consists primarily of third-party royalty costs. Software license cost of revenues increased primarily due to a higher proportion of sales of lower margin third party software that we resell and the related increase in royalty costs associated with such sales.

•	Hosted messaging. Hosted messaging cost of revenue consists primarily of costs incurred in the delivery and support of hosted messaging services, including employee related costs, depreciation and amortization expenses, Internet co-location and connection fees, hardware maintenance costs as well as other direct and allocated costs. Hosted messaging costs decreased primarily due to a $2.1 million decrease in equipment rental partially offset by a $0.2 million increase in employee related costs as a result of the transition to performing our hosted services in-house rather than being outsourced, which was one of the restructuring activities undertaken in 2004 and which continues into the first half of 2005. This net decrease was partially offset by recognition of $0.6 million of previously deferred costs recognized during the three months ended March 31, 2005 related to our hosted messaging service with T-Mobile (there were no deferred costs recognized related to T-Mobile during the three months ended March 31, 2004). We expect that, with the March 31, 2005 expiration of the T-Mobile contract discussed above, hosted messaging gross margin in the three months ended June 30, 2005 will decline.

•	Professional services. Professional services cost of revenue consists primarily of employee related and third party contractor costs providing installation, migration, training services and custom engineering for both our hosted and licensed solutions as well as other direct and allocated costs. Professional services costs decreased primarily due to a $0.4 million decrease in the use of third-party contractors as a result of improved utilization of our internal consultants and a $0.3 million decrease in employee related costs as a result of our restructure activities during 2004.

•	Maintenance and support. Maintenance and support cost of revenues consists primarily of employee related and third party contractor costs related to the customer support functions for both our hosted and licensed solutions as well as other direct and allocated costs. Maintenance and support costs increased primarily due to a $0.1 million increase in employee related costs.

•	Stock-based expense. Stock-based expense represents the charges recorded in connection with modifications made to employee stock option plans, stock option grants to non-employee contractors and warrants issued to third parties as well as amortization of certain stock-based compensation given to employees Stock-based expenses increased primarily due to the amortization of expense incurred with grants of restricted stock to certain employees during 2004.

Our total gross margin, which is gross profit divided by total net revenue, increased to 41% for the three months ended March 31, 2005 from 31% for the three months ended March 31, 2004. This increase is primarily due to the decrease in our net cost of revenue and the increase in our net revenue as discussed above.

OPERATING EXPENSES

Total operating expenses decreased primarily due to reduced selling and marketing and research and development expenses partially offset by increased general and administrative, stock-based and restructuring expenses.

•	Sales and marketing. Sales and marketing expense consist primarily of employee costs, including commissions, as well as travel and entertainment, third party contractor costs, advertising, public relations, other marketing related costs as well as other direct and allocated costs. Sales and marketing expenses decreased primarily due to our restructuring activities in 2004. As a result of these activities, employee-related expenses decreased $1.4 million and travel and entertainment expenses decreased $0.2 million primarily as a result of termination of employees. Also, facility related costs that were allocated to sales and marketing decreased $0.2 million primarily as a result of our continued closure and consolidation of facilities and third-party contractor expenses decreased $0.2 million. Our sales and marketing staff decreased by 34 employees to an average of 54 employees for the three months ended March 31, 2005 from an average of 88 employees for the three months ended March 31, 2004.

•	Research and development. Research and development expense consist primarily of employee related costs, depreciation and amortization of capital equipment associated with research and development activities, facility related costs, third-party contractor costs as well as other direct and allocated costs. Research and development expenses decreased primarily due to a $0.8 million decrease in employee related expenses and a $0.7 million decrease in the use of third-party contractors as a result of our restructure activities which focused our development efforts on our core messaging products. These decreases were partially offset by a $0.6 million increase in depreciation expenses as a result of the acceleration of depreciation on certain assets related to a messaging provisioning platform after it was determined the assets would be taken out of service before the end of their originally estimated useful life. Our research and development staff decreased by 40 employees to an average of 94 employees for the three months ended March 31, 2005 from an average of 134 employees for the three months ended March 31, 2004.

•	General and administrative. General and administrative expense consist primarily of employee-related costs, fees for outside professional services, insurance and other direct and allocated indirect costs. General and administrative expenses increased principally due to a $1.1 million increase in accounting related fees related to our Sarbanes-Oxley 404 compliance project and a $0.3 million increase in facility related allocations. These increases were partially offset by a $0.2 million decrease in employee related expenses as a result of our restructure activities in 2004, a $0.2 million decrease in general insurance expenses and a $0.1 million decrease in legal related expenses. Our general and administrative staff decreased by 5 employees to an average of 54 employees for the three months ended March 31, 2005 from an average of 59 employees for the three months ended March 31, 2004.

Included in general and administrative expenses are costs related to the initial implementation and compliance with the requirements of Sarbanes-Oxley 404 (section 404). Excluding our own time and resources, we expect that our costs to comply with section 404, excluding costs related to the audit of our financial statements, will be in excess of $2.2 million and we estimate that we have spent approximately $1.5 million of cash up to March 31, 2005 related to the initial compliance efforts to meet the requirements of section 404. As a result of complying with section 404, we expect that general and administrative expenses will increase in future periods during 2005.

•	Stock-based expense. Stock-based expense represents the charges recorded in connection with modifications made to employee stock option plans, stock option grants to non-employee contractors and warrants issued to third parties as well as amortization of certain stock-based compensation given to employees Stock-based expenses increased primarily due to the amortization of expense incurred with grants of restricted stock to certain employees during 2004.

•	Restructuring expense. Restructuring expense consists primarily of costs associated with employee severance benefits, the consolidation of facilities and operations and exiting from the sale of non-core products as a result of our restructuring actions. The following table provides additional information with respect to the types of restructuring charges included in our operating expenses for the periods indicated.

	Three months ended March 31,		Change
	2004	2005	$	%
	(in thousands)
Employee severance benefits	$955	$247	$(708)	-74%
Facility and operations consolidations	72	1,340	1,268	1761%
Non-core product divestitures	38	52	14	37%

	$1,065	$1,639	$574	54%

Total restructuring expense increased primarily as a result of the $1.3 million lease termination payment as discussed in the above section captioned “Restructuring Initiatives” which we recorded as a charge related to facility and operations consolidations. This increase was partially offset by the reduced cost of employee severance benefits as the number of positions eliminated was reduced. At March 31, 2005, we had a $1.6 million liability related to our restructuring activities, the majority of which we expect will be paid during 2005.

Our operating expenses have decreased primarily due to our restructuring activities undertaken during 2004 and on-going efforts to control our costs.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of gains and losses on foreign exchange transactions and changes in the fair value of the derivatives in our preferred stock instruments. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the derivatives to their fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. The following table sets forth the components of other income (expense), net for the periods indicated.

	Three months ended March 31,		Change
	2004	2005	$	%
	(in thousands)
Foreign exchange gain (loss)	$362	$47	$(315)	-87%
Gain from changes in the fair value of derivative instruments	3,160	1,666	(1,494)	-47%
Other	(5)	133	138	-2760%

	$3,517	$1,846	$(1,671)	-48%

Foreign exchange gain (loss) will change primarily based upon fluctuations in the foreign currency rates between the U.S. dollar and the Euro. During the three months ended March 31, 2004, the Euro strengthened considerably against the dollar which generated gain from foreign currency transactions associated with our international operations. During the three months ended March 31, 2005, the Euro strengthened only minimally against the dollar which generated a smaller gain from foreign currency transactions during the three months ended March 31, 2005 when compared to the three months ended March 31, 2004.

Our Series D preferred stock issued in 2001 and warrants to purchase shares of our Series F preferred stock issued in December 2004 and March 2005 contain derivative instruments. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the instruments to their fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. The value of the derivative instruments declined less during the three months ended March 31, 2005 than it did during the three months ended March 31, 2004 resulting in a reduction of the gain year-over-year. The estimated fair value of these derivative instruments at March 31, 2005 was $3.7 million.

INTEREST INCOME (EXPENSE)

Interest income consists primarily of interest earnings on cash and cash equivalents and interest expense consists primarily of the interest expense and amortization of issuance costs related to the 5 3/4% Notes issued in 2000 and the 13.9% Promissory Notes (13.9% Notes) issued in December 2004 and March 2005, as well as interest on certain capital leases and other long-term obligations. The following table sets forth the components of interest expense for the periods indicated.

	Three months ended March 31,		Change
	2004	2005	$	%
	(in thousands)
Interest income	$150	$138	$(12)	-8%
Senior Notes	(730)	—	730	-100%
5 3/4% Notes	(547)	(80)	467	-85%
13.9% Notes	—	(575)	(575)	0%
Amortization of debt issuance costs	(157)	(9)	148	-94%
Line of credit facility	(70)	(90)	(20)	29%
Capital leases and other long-term obligations	(76)	(44)	32	-42%

	$(1,430)	$(660)	$770	-54%

Interest expense decreased primarily as a result of the conversion of the 10% Senior Convertible Notes (Senior Notes) and a majority of the 5 3/4% Notes to shares of Series E preferred stock in July 2004 partially offset by interest related to the 13.9% Notes issued in December 2004.

PROVISION FOR INCOME TAXES

The provision for income taxes represents the tax on the income generated by certain of our European subsidiaries operations. No current provision or benefit for United States federal or state income taxes has been recorded as we have incurred net operating losses for income tax purposes since our inception. Additionally, no deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization.

ACCRUED DIVIDENDS AND ACCRETION ON MANDATORILY REDEEMABLE PREFERRED STOCK

Accretion on mandatorily redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of our outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock.

Our Series D preferred stock was originally issued in connection with a financing transaction completed in 2001 from which we received gross cash proceeds of approximately $30.0 million and retired approximately $65.0 million in face value of our outstanding convertible subordinated notes in exchange for shares of our Series D preferred stock. As originally issued, the Series D preferred stock accrued dividends at a rate of 8% per year, compounded on a semi-annual basis. Additionally, the Series D preferred stock was deemed to have an embedded derivative related to the beneficial conversion feature which was limited to the net proceeds allocable to the Series D preferred stock of approximately $42.0 million. The value of the beneficial conversion feature when the Series D preferred stock was originally issued was recorded as a reduction of the carrying amount of the Series D preferred stock and has been accreting over the term of the Series D preferred stock. In July 2004, at a special meeting of shareholders, our shareholders approved proposals to amend and restate the certificate of determination of preferences of Series D preferred stock (the Amended Series D). As part of this amendment, the automatic redemption date was changed to July 2008 and the dividend accrual rate was reduced to 5 3/4%. Additionally, we also had to record as a reduction to the carrying value of the Amended Series D, the dividends which had accrued on the old Series D preferred stock totaling approximately $12.2 million. This amount was recorded as a reduction of the carrying amount of the Amended Series D and will accrete over the term of the Amended Series D.

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

The following table sets forth the components of the accretion on mandatorily redeemable preferred stock for the periods indicated.

	Three months ended March 31,		Change
	2004	2005	$	%
	(in thousands)
Accrued dividends	$1,289	$2,039	$750	58%
Accretion of beneficial conversion feature	1,858	763	(1,095)	-59%
Accretion to redemption value	—	2,475	2,475	0%

	$3,147	$5,277	$2,130	68%

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

In the past, our management of operational expenses, including the restructurings of our operations, have placed significant strain on managerial, operational and financial resources and contributed to our history of losses. In addition, we may need to improve or replace our existing operational, customer service and financial systems, procedures and controls and/or incur incremental costs of compliance with legislation, such as the Sarbanes-Oxley Act of 2002. Any failure to properly manage these systems and procedural transitions or these incremental compliance costs could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. If we cannot manage restructuring activities and expenses effectively, our business and operating results could decline. We have recently moved portions of our previously outsourced data operations in-house and to other service providers in order to lower costs and improve service. If we encounter unexpected difficulties in managing our data operations in-house or in working with new service providers, we may fail to fully realize any anticipated cost savings or efficiencies.

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

Our preferred stock can be converted into common stock at anytime in the discretion of the holder of preferred stock. Having obtained shareholder approval on July 2, 2004, we amended the terms of the Series D preferred stock, including the conversion ratio, to increase the number of shares of common stock issuable upon conversion of the Series D preferred stock. As of March 31, 2005, there were 3,520,537 shares of Series D preferred stock outstanding, which were convertible into approximately 40.9 million shares of common stock. In addition, during the three months ended September 30, 2004, upon conversion of our Senior Notes, the exchange of some of our Series D preferred stock and at the closing of our rights offering, we issued approximately 55.9 million shares of Series E preferred stock, which are convertible as of March 31, 2005, at the option of the holders, into approximately 58.2 million shares of common stock. On May 5, 2005, we filed a Form S-3/A pursuant to a demand from holders of Series E preferred stock to register 28.6 million shares of common stock issuable upon conversion of their shares of Series E preferred stock. Any conversion of our preferred stock into common stock would increase the number of additional shares of common stock that may be sold into the market, which could substantially decrease the price of our common stock.

Our preferred stock carries a substantial liquidation preference, which could significantly impact the return to common equity holders upon an acquisition.

In the event of liquidation, dissolution, winding up or change of control of Critical Path, the holders of Series E preferred stock would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such share before any proceeds from the liquidation, dissolution or winding up is paid with respect to any other series or class of our capital stock. Accordingly, at March 31, 2005, the approximately 55.9 million shares of Series E preferred stock outstanding currently have an aggregate liquidation preference of approximately $87.3 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of Series D preferred stock would be entitled to receive the greater of $13.75 per share of Series D preferred stock plus all accrued dividends on such share (which, as of March 31, 2005, would result in an aggregate liquidation preference of approximately $61.4 million) or $22 per share (which currently would equal a liquidation preference of $77.5 million) before any proceeds from the liquidation, dissolution, winding up or change in control is paid to holders of our common stock. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the liquidation preferences of the our

Series E preferred stock and our Series D preferred stock are paid in full. Consequently, although we would likely be required under applicable law to obtain the separate class approval of the holders of our common stock for a change of control or the sale of all or substantially all of the shares of Critical Path, it is possible that such a transaction could result in all or substantially all of the proceeds of such transaction being distributed to the holders of our Series E preferred stock and Series D preferred stock.

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

Currently, shares of Series D preferred stock and shares of Series E preferred stock accrue dividends at a rate of 5 3/4% per year. If the maximum amount of dividends accrue on the outstanding shares of Series D preferred stock and Series E preferred stock prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 18 million shares to approximately 117 million shares of common stock.

We may not be able to maintain our listing on the Nasdaq National Market, and if we fail to do so, the price and liquidity of our common stock may decline.

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having total assets of at least $50 million, (ii) having total revenue of $50 million, (iii) maintaining a minimum market value of our common stock of $15 million, and (iv) maintaining a minimum closing bid price per share of $1.00. On April 12, 2005, The Nasdaq Stock Market Inc. issued us a letter that we were not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. Even if we are able to regain compliance with the closing bid price requirement for continued listing, as a result of a reverse stock split or otherwise, we may nevertheless be unable to comply with this or the other quantitative maintenance criteria or any of the Nasdaq National Market’s listing requirements or other rules, or other markets listing requirements to the extent our stock is listed elsewhere, in the future. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our stock price would likely further decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on the trading price of our common stock and otherwise seriously harm our business.

Management through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2004. We have taken certain actions to begin to address those material weaknesses. Management filed its final report relating to its assessment of the effectiveness of internal control over financial reporting on May 2, 2005. Our inability to remedy our material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of our common stock. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

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

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in a given European subsidiary for any reason other than the operation of that subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from that subsidiary to any other foreign or domestic account. At March 31, 2005, approximately $7.6 million was held outside of the United States. Our inability to utilize this cash could slow our ability to grow our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline. In addition, approximately $2.8 million of our cash must be available to support our line of credit with Silicon Valley Bank and related letters of credit by the line of credit and is therefore unavailable for our operating activities.

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

We cannot accurately forecast our revenues as a result of our evolving business strategy and the emerging nature of the consumer messaging and directory infrastructure market. Forecasting is further complicated by recent strategic and operational restructurings, as well as fluctuations in license revenues as a percentage of total revenues from 40% in 2002 to 31% in 2003 to 27% in 2004 and most recently, 26% in the three months ended March 31, 2005. Our revenues in some past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect our operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

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

In addition to the factors set forth above, our GAAP financial results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the year ended December 31, 2004, we incurred stock-based compensation expense of $1.9 million and $0.3 million for the three months ended March 31, 2005 relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

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

Throughout 2002, 2003 and 2004, we announced a series of changes in our management that included the departure of many senior executives, and there have also been many changes in our board of directors. Many of the members of our current board of directors and senior executives joined us in 2002, 2003, and 2004, and we may continue to make additional changes to our senior management team. Our chief executive office and chairman, Mark Ferrer, joined us at the end of March 2004 and our chief financial officer, James Clark, joined us in February 2004. Because of these recent changes, our management team has not worked together as a group for an extended period of time and may not work together as effectively to successfully execute on revenue goals, implement our strategies and manage our operations as they would if they had worked together for a longer period of time. If our management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have long-term employment agreements with any of our executive officers. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives, which could slow the growth of our business and cause our operating results to decline. For these reasons, our shareholders may lose confidence in our management team and decide to dispose of our common stock, which could cause the price of our common stock to decline.

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

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the three months ended March 31, 2005, our top ten customers accounted for approximately 44% of our total revenues and for the years ended December 31, 2002, 2003 and 2004, our top 10 customers accounted for approximately 31%, 27% and 34%, respectively, of our total revenues. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

In addition, a number of our customers, particularly for our hosted services business and in the technology industry, have also suffered from falling revenue. For example, the telecommunications industry during the three months ended March 31, 2005, accounted for approximately 72% of the revenues from our top ten customers whereas for the fiscal years ended December 31, 2002, 2003 and 2004 it accounted for approximately 44%, 52% and 57%, respectively, of the revenues from our top ten customers. The relative financial performance of our customers will continue to impact our sales cycles and our ability to attract new business. Worldwide technology spending has also decreased in recent quarters across all industries. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer would reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

Revenues from international sales accounted for 77% of our revenues in the three months ended March 31, 2005 and 54%, 62% and 68% of our revenues in 2002, 2003 and 2004, respectively. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. In particular, in 2002 we purchased the remaining interests of our joint venture partners for our operations in Japan. We hope to expend revenues and plan to increase resources to grow our operations in the Asian market. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

Following the conversion of the notes held by the General Atlantic Investors and the Cheung Kong Investors into Series E preferred stock and the amendment of the terms of our Series D preferred stock, as of March 31, 2005, the General Atlantic Investors beneficially own approximately 28.8% of our outstanding securities (which represents approximately 17.7% of the voting power) and the Cheung Kong Investors beneficially own approximately 20.4% of our outstanding securities (which represents approximately 19.2% of the voting power). In addition, the holders of our Series D preferred stock, which is controlled by the General Atlantic Investors, are entitled to elect one director and the Cheung Kong Investors have the right to nominate one director. Currently, one of our directors is affiliated with General Atlantic Investors and one of our directors is affiliated with the Cheung Kong Investors. As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, will have the ability, acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could delay or prevent a change in control or depress our stock price.

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

The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the three months ended March 31, 2005, the closing sale prices of our common stock on the Nasdaq National Market ranged from $1.69 on January 12, 2005 to $0.66 on March 29, 2005. Our stock price may further decline or fluctuate in response to any number of factors and events, such as announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

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

Our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some of these provisions:

•	authorize the issuance of preferred stock that can be created and issued by our board of directors without prior shareholder

•	approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

•	prohibit shareholder action by written consent; and

•	establish advance notice requirements for submitting nominations for election to our board of directors and for proposing matters that can be acted upon by shareholders at a meeting.

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

Accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The FASB and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in the first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives although we may elect to become subject to these accounting principles before we are required to. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents the hypothetical changes in fair value in the 5 3/4% Notes and 13.9% Notes at March 31, 2005. The value of the instrument is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (bps), 100 bps and 150 bps over a twelve-month time horizon. The base value represents the estimated traded fair market value of the notes.

	Valuation of borrowing given an interest rate decrease of X basis points			No change in interest rate	Valuation of borrowing given an interest rate increase of X basis points
	150 bps	100 bps	50 bps		50 bps	100 bps	150 bps
	(in thousands)
5 3/4% Notes	$6,089	$5,914	$5,739	$5,565	$5,392	$5,219	$5,047
13.9% Notes	4,063	4,059	4,054	4,050	4,046	4,041	4,037

	$10,152	$9,973	$9,793	$9,615	$9,438	$9,260	$9,084

As of March 31, 2005, we had cash and cash equivalents of $27.2 million and no investments in marketable securities and our long-term obligations consisted of our $5.7 million five-year, 5 3/4% Notes which were due and paid on April 1, 2005, our $18.0 million three year, 13.9% Notes due December 2008 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty; however, our exposure to foreign currency exchange rate risk is primarily associated with fluctuations in the Euro. We realized a net gain on foreign exchange of $47,000 during the three months ended March 31, 2005. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our disclosure committee and management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses discussed in our Annual Report on Form 10-K/A as filed on May 2, 2005 for the year ended December 31, 2004 specifically because we did not maintain effective controls over (i) lack of expertise and resources to analyze and apply generally accepted accounting principles to significant non-routine transactions, (ii) inadequate controls over period-end financial reporting processes, (iii) inadequate segregation of duties and (iv) inadequate controls over access to financial applications and data, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In light of these material weaknesses described more fully in our Form 10-K/A, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP). Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Changes in Internal Control Over Financial Reporting

Our management has discussed the material weaknesses as previously disclosed in Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2004 and other deficiencies with our audit committee. In an effort to remediate the identified material weaknesses and other deficiencies, we intend to implement remedial measures, including, but not limited to the following:

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

During the first quarter of 2005, we began requiring passwords, which are changed every 90 days, to access critical systems and financial applications. However, there was no significant change in our internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we believe that the remedial actions will result in correcting the material weaknesses in our internal controls, the exact timing of when the conditions will be corrected is dependent upon future events, which may or may not occur.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Action in the Superior Court of San Diego. In December 2003, we were named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us, and various other unnamed defendants. The operative complaint alleges that we, as Peregrine’s customer, engaged in a fraudulent transaction with Peregrine that was not accounted for by Peregrine in conformity with generally accepted accounting principles (GAAP) and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine approximately one year later in August 2001. The operative complaint alleges causes of action against us for fraud and deceit, violations of California Corporations Code provisions regarding aiding and abetting securities fraud, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. Effective as of January 2005, the Company entered into a settlement agreement providing that the claims against us would be dismissed immediately without prejudice. Thereafter, upon our satisfaction of certain conditions, the plaintiffs are obligated to dismiss the claims with prejudice. Such conditions consist principally of informal discovery such as, for example, providing access to employees and consultants who may have knowledge relevant to the plaintiff’s continuing case against the remaining defendants and providing documents which may be relevant to such case. The settlement involved no cash or other financial consideration. We had not recorded a liability against this claim as of March 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Equity Securities

On March 29, 2005, we received aggregate proceeds of $7.0 million from certain accredited investors in exchange for the issuance of unsecured promissory notes having an aggregate principal balance of $7.0 million, together with warrants to purchase an aggregate of 149,998 shares of Series F redeemable convertible preferred stock (Series F preferred stock) at a per share price of $14.00 (equivalent to $1.40 per share on a common equivalent basis). The warrants to purchase shares of Series F preferred stock entitle the holders thereof to purchase shares of our Series F preferred stock at anytime until July 9, 2007 at an exercise price of $14.00 per share (equivalent to $1.40 per share on a common equivalent basis). The exercise price and the number of shares of Series F preferred stock issuable upon exercise of these warrants to purchase Series F preferred stock is subject to adjustment upon certain events such as any dividend or distribution on the outstanding shares of Series F preferred stock or our common stock or any subdivision, combination or reclassification of the Series F preferred stock. At any time, holders of Series F preferred stock may elect to convert their Series F preferred stock into common stock. The Series F preferred stock will accrue dividends at a simple annual rate of 5 3/4% of the purchase price of $14.00 (equivalent to $1.40 per share on a common equivalent basis), whether or not declared by our board of directors. Dividends in respect of the Series F preferred stock will not be paid in cash but will be added to the value of the Series F preferred stock and will be taken into account for purposes of determining the conversion rate into common stock as well as the liquidation and change in control preference and voting rights of the Series F preferred stock. As of March 31, 2005, each share of Series F preferred stock was convertible into ten shares of common stock.

We relied on Section 4(2) of the Securities Act and Regulation D promulgated under that Act for the issuance of the notes and warrants described above. Our reliance was based on the fact that (1) the issuance of the securities did not involve a public offering, (2) there were no more than 35 investors, (3) each investor represented to us that it was either an “accredited investor” (as defined in Regulation D) and/or that it had such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment and to make an informed investment decision, (4) each investor agreed that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption from that Act and applicable securities laws, (5) each investor represented to us its intention to acquire the securities for investment only and not with a view to distribution, (6) appropriate legends were affixed to the instrument representing the securities, (7) the offers and sales were made in compliance with Rules 501 and 502 of Regulation D, and (8) each investor acknowledged that it had adequate access to sufficient information about us to make an informed investment decision.

(c)	Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 5, 2005, the Compensation Committee of the Board of Directors approved the establishment of a bonus pool of up to an aggregate total amount of $75,000 to be paid to certain members of our Finance Department, including James Clark, our Chief Financial Officer, based on the achievement of certain operating cash management targets in 2005. Individual awards made under the bonus pool, and to whom they are made within the Finance Department, will be in the discretion of the CEO and the Compensation Committee.

On May 5, 2005, we entered into a Second Amendment to Lease with PPF Off 345 Spear Street, L.P., to amend the Lease dated as of November 16 2001, as amended, under which we lease our headquarters facilities in San Francisco, California. Under the terms of the second amendment, we will be moving into new office space provided for us at 2 Harrison Street, San Francisco, California and vacating our current headquarters no later than June 29, 2005. The new office space to which we will relocate consists of approximately 22,881 square feet and will be leased for a term of five years commencing on the date we move into the new facility (which is no later than June 29, 2005). In connection with the second amendment, we are required to make a lease termination payment totaling approximately $1.3 million on May 30, 2005; however, the annual rent, on a cash basis, for our new headquarters facility will decline from approximately $2.5 million per year to less than approximately $0.7 million per year on average over the term of the lease. Additionally, we will incur costs related to the physical move and build out of the new facility which we currently estimate will cost approximately $0.2 million.

ITEM 6. EXHIBITS

(a) Exhibits

4.1	Form of Note dated as of December 30, 2004 (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on January 3, 2005)

4.2	Form of Warrant to Purchase Series F Redeemable Convertible Preferred Stock of the Company dated as of December 30, 2004 (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on January 3, 2005)

10.1	Second Amendment to Lease dated May 5, 2005 by and between Critical Path, Inc. and PPF Off 345 Spear Street, LP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL PATH, INC.

By:	/s/ James A. Clark
James A. Clark
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: May 10, 2005

EXHIBIT INDEX

4.1	Form of Note dated as of December 30, 2004 (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on January 3, 2005)

4.2	Form of Warrant to Purchase Series F Redeemable Convertible Preferred Stock of the Company dated as of December 30, 2004 (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on January 3, 2005)

10.1	Second Amendment to Lease dated May 5, 2005 by and between Critical Path, Inc. and PPF Off 345 Spear Street, LP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.