Form 10-Q
period 2005-06-30
CRITICAL PATH INC
filed 2005-08-09
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-25331

Critical Path, Inc.

A California Corporation	I.R.S. Employer No. 91-1788300

2 Harrison Street, 2nd Floor

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

As of June 30, 2005, the Company had outstanding 35,004,422 shares of common stock, $0.001 par value per share (including 40,521 shares of Class A Non-Voting preference shares of our Nova Scotia subsidiary Critical Path Messaging Co. which can be exchanged at any time for our common stock upon the election of the holder).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2005
	(in thousands; unaudited)
Assets
Current assets
Cash and cash equivalents	$23,239	$16,857
Accounts receivable, net	19,667	19,661
Prepaid and other current assets	4,567	3,767

Total current assets	47,473	40,285
Property and equipment, net	11,379	7,244
Goodwill	6,613	6,613
Restricted cash	2,702	278
Other assets	1,032	1,729

Total assets	$69,199	$56,149

Liabilities, mandatorily redeemable preferred stock and shareholders’ deficit
Current liabilities
Accounts payable	$4,973	$4,988
Accrued liabilities	23,207	19,536
Deferred revenue	9,978	11,576
Capital lease and other obligations, current	1,067	355
Notes payable, current	5,565	—

Total current liabilities	44,790	36,455

Deferred revenue	173	71
Embedded derivative liability	5,173	2,402
Notes payable, net of current portion	8,875	16,698

Total liabilities	59,011	55,626

Commitments and contingencies (see Note 8)
Mandatorily redeemable preferred stock, par value $0.001	122,377	116,248

Shareholders’ deficit
Common stock and paid-in-capital, par value $0.001: shares authorized: 200,000, shares issued and outstanding 21,182 and 35,045, respectively	2,174,496	2,181,044
Common stock warrants	5,947	5,947
Unearned compensation	(1,353)	(873)
Accumulated deficit	(2,290,725)	(2,299,631)
Accumulated other comprehensive loss	(554)	(2,212)

Total shareholders’ deficit	(112,189)	(115,725)

Liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$69,199	$56,149

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts; unaudited)
Net revenue
Software licensing	$5,407	$4,771	$9,658	$9,216
Hosted messaging	3,711	3,528	8,054	8,739
Professional services	2,936	3,727	5,595	6,811
Maintenance and support	4,962	5,083	10,787	9,783

Total net revenue	17,016	17,109	34,094	34,549

Cost of net revenue
Software licensing	1,708	1,035	2,619	2,243
Hosted messaging	6,570	3,766	12,951	8,890
Professional services	3,034	2,318	6,128	4,722
Maintenance and support	1,322	1,550	2,771	3,100
Stock-based expense	—	43	5	107
Restructuring and other expenses	175	—	175	—

Total cost of net revenue	12,809	8,712	24,649	19,062

Gross profit	4,207	8,397	9,445	15,487

Operating expenses
Selling and marketing	6,035	3,926	12,974	8,573
Research and development	5,344	3,644	11,123	8,537
General and administrative	3,771	3,356	6,890	7,270
Stock-based expense	1,212	212	1,253	456
Restructuring expense	1,144	168	2,209	1,807

Total operating expenses	17,506	11,306	34,449	26,643

Operating loss	(13,299)	(2,909)	(25,004)	(11,156)

Other income (expense), net	6,711	2,395	10,228	4,241
Interest income (expense), net	(2,043)	(907)	(3,473)	(1,567)

Loss before provision for income taxes	(8,631)	(1,421)	(18,249)	(8,482)

Provision for income taxes	(445)	(116)	(811)	(424)

Net loss	(9,076)	(1,537)	(19,060)	(8,906)

Accretion on mandatorily redeemable preferred stock	(3,348)	(6,516)	(6,495)	(11,793)

Net loss attributable to common shareholders	$(12,424)	$(8,053)	$(25,555)	$(20,699)

Net loss per share attributable to common shareholders – basic and diluted	$(0.59)	$(0.27)	$(1.21)	$(0.73)

Weighted average shares – basic and diluted	21,157	29,369	21,074	28,361

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2004	2005
	(in thousands; unaudited)
Cash flow from operating activities:
Net loss	$(19,060)	$(8,906)
Provision (credit) for allowance for doubtful accounts	(120)	21
Depreciation	4,839	4,667
Stock-based costs and expenses	1,258	563
Change in fair value of embedded derivative liabilities	(9,560)	(2,924)
Amortization	192	708
Loss on fixed asset disposal	56	—
Forgiveness of notes receivable	171	—
Restructuring charges, non-cash	544	1,453
Changes is assets and liabilities
Accounts receivable	(6,121)	(2,047)
Other assets	(620)	(473)
Accounts payable	(57)	983
Accrued liabilities	3,170	(4,642)
Deferred revenue	3,229	2,610

Net cash used in operating activities	(22,079)	(7,987)

Cash flow from investing activities
Notes receivable from officers	240	—
Release of restricted cash	—	2,500
Purchases of property and equipment	(1,715)	(697)

Net cash used in investing activities	(1,475)	1,803

Cash flow from financing activities
Proceeds from the issuance of convertible notes, net	30,165	7,000
Proceeds from the issuance of common stock, net	1,009	—
Repayment of convertible notes	—	(5,565)
Payments on line of credit facility	(2,298)	—
Principal payments on note and lease obligations	(485)	(685)

Net cash used in financing activities	28,391	750

Net change in cash and cash equivalents	4,837	(5,434)
Effect of exchange rates on cash and cash equivalents	(271)	(948)
Cash and cash equivalents, beginning of period	18,984	23,239

Cash and cash equivalents, end of period	$23,550	$16,857

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

			Shareholders’ equity (deficit)
	Mandatorily redeemable preferred stock		Common stock and additional paid in capital	Common stock warrants	Unearned compensation	Accumulated deficit and other comprehensive loss	Total
	Amended Series D	Series E
	(in thousands; unaudited)
Balance at December 31, 2004	$59,575	$62,802	$2,174,496	$5,947	$(1,353)	$(2,291,279)	$(112,189)
Accretion of dividend on mandatorily redeemable preferred stock	1,703	2,362	(4,065)	—	—	—	(4,065)
Accretion to redemption value for mandatorily redeemable preferred stock	2,786	4,942	(7,749)	—	—	—	(7,749)
Conversion of preferred stock to common stock	(10,055)	(7,867)	18,355	—	—	—	18,355
Common stock issued under Employee Stock Purchase Plan	—	—	5	—	—	—	5
Issuance of restricted stock, net	—	—	2	—	—	—	2
Unearned compensation related to grants of restricted stock	—	—	—	—	(56)	—	(56)
Amortization of unearned compensation	—	—	—	—	536	—	536
Foreign currency translation adjustments	—	—	—	—	—	(1,658)	(1,658)
Net loss	—	—	—	—	—	(8,906)	(8,906)

Balance at June 30, 2005	$54,009	$62,239	$2,181,044	$5,947	$(873)	$(2,301,843)	$(115,725)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2004. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in our opinion are necessary to fairly state our consolidated financial position, the results of operations, cash flows and shareholders’ deficit for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 2004, included in the 2004 Form 10-K. The condensed consolidated statement of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for any subsequent periods or for the entire fiscal year ending December 31, 2005.

Liquidity and Capital Resources

The Company has focused on capital financing initiatives in order to maintain current and planned operations. The Company has operated at a loss since inception and its history of losses from operations and cash flow deficits, in combination with its cash balances, have raised concerns about the Company’s ability to fund its operations. Consequently, in 2003 and 2004 the Company secured additional funds through both debt and equity financing activities that involved the sale of convertible notes and the completion of a rights offering. Most recently, in December 2004 the Company drew $11.0 million from an $18.0 million round of debt financing and in March 2005, drew down the remaining $7.0 million. The Company is not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in December 2007. If the Company is unable to increase its revenues or if the Company is unable to reduce the amount of cash used by its operating activities during 2005, the Company may be required to undertake additional restructuring alternatives, or seek additional debt financing although its ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness.” Additionally, on April 12, 2005, the Nasdaq Stock Market Inc. (Nasdaq) issued the Company notice that it was not in compliance with the minimum closing bid price requirement. On June 7, 2005, the Company received notice from Nasdaq that it was not in compliance with the minimum market value requirement. As a result of these notices, the Company is faced with delisting proceedings. The Company must regain compliance with the Nasdaq rules by September 6, 2005 in the case of the minimum market value requirement and by October 10, 2005 in the case of the minimum closing bid price requirement, or its common stock will be de-listed from the Nasdaq National Market. If it is delisted from the Nasdaq National Market, the Company will apply to be listed on the Nasdaq Small Cap Market, and if it fails to qualify for listing on that market it will be listed on the Over-the-Counter (OTC) Bulletin Board. Even if the Company is able to regain compliance for the Nasdaq National Market, these notices and potential movement to a new exchange may also impact the Company’s ability to raise additional capital if needed.

With the Company’s history of operating losses and cash used to support operating activities, the primary sources of capital have come from both debt and equity financings that have been completed over the past several years. The Company’s principal sources of liquidity include cash and cash equivalents. As of June 30, 2005, the Company had cash and cash equivalents available for operations totaling $16.9 million, of which $8.2 million was located in accounts outside the United States and is not readily available for domestic operations. However, the Company intends to pursue the investigation of restructuring its foreign subsidiaries which, if successful, may provide easier access to the repatriation of a greater portion of the cash located in accounts outside the United States. Additionally, the Company is currently evaluating the newly enacted American Jobs Creation Act of 2004 (the AJCA) and is not yet in a position to decide whether, or to what extent, the AJCA will enable the Company to repatriate foreign earnings that have not yet been remitted to the United States. As of June 30, 2005, the readily available cash resources in the United States were $8.8 million. As of June 30, 2005, the Company had $0.3 million of cash classified on its balance sheet as restricted cash which is primarily related to cash collateralized letters of credit primarily related to facility leases. This cash is not readily available for operations.

Based on the Company’s recent financing activities, cash expected to be generated from operations and recent restructure activities the Company believes that there is sufficient cash to meet cash operating requirements for the next 12 months as well as the on-going investments in capital equipment to support the Company’s research and development efforts and hosted data center expansion plans. For the long-term, the Company believes that the operating activities will be able to provide the liquidity and capital resources sufficient to support the Company’s business. At June 30, 2005, the Company had no borrowings under its credit facility with Silicon Valley Bank because the borrowing availability had been eliminated and the Company was required to cash collateralize the Company’s letters of credit related to facility leases which total approximately $0.3 million.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)
Net loss attributable to common shares - as reported	$(12,424)	$(8,053)	$(25,555)	$(20,699)
Add:
Stock-based employee compensation expense included in reported net loss attributable to common shares	1,212	255	1,258	563
Deduct:
Total stock-based employee compensation expense determined under a fair value based method for all grants	(1,312)	(929)	(3,873)	(2,332)

Net loss attributable to common shares-pro forma	$(12,524)	$(8,727)	$(28,170)	$(22,468)

Basic and diluted net loss per share attributable to common shares-as reported	$(0.59)	$(0.27)	$(1.21)	$(0.73)

Basic and diluted net loss per share attributable to common shares-pro forma	$(0.59)	$(0.30)	$(1.34)	$(0.79)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, as prescribed by SFAS No. 123, using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Risk free interest rate	3.0%	3.7%	3.0%	4.1%-3.7%
Expected lives (in years)	4	4	4	4
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	146.0%	135.0%	146.0%	142.0%-135.0%

The Company calculated the fair value of the activity under the Employee Stock Purchase Plan using the Black-Scholes option pricing model, as prescribed by SFAS 123, using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Risk free interest rate	2.31%-3.66%	3.7%	2.31%-3.66%	2.06%-3.7%
Expected lives (in years)	2	2	2	2
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	129.0%-139.8%	129.0%	129.0%-139.8%	132.9%-129.0%

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (APB) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. This statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes adoption of this new standard will not have a significant adverse impact on its financial position and results of operations.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company expects the adoption of SAB No. 107 will have a significant adverse impact on its financial position and results of operations in connection with SFAS No. 123R in the first quarter of 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal year ending after December 15, 2005. The Company does not expect the adoption of FIN No. 47 to have an impact on its financial position and results of operations.

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

Note 2 — Restructuring Activities

The following table summarizes the strategic restructuring costs incurred by the Company during the six months ended June 30, 2005.

	Workforce reduction	Facility and operations consolidation and other charges	Total
	(in thousands)
Liability at December 31, 2004	$201	$553	$754
Restructure charge	311	1,495	1,806
Cash payments	(477)	(1,700)	(2,177)
Adjustments	(187)	—	(187)

Liability at June 30, 2005	$(152)	$348	$196

During 2003, the Company restructured certain of its facility lease obligations and eliminated certain management positions in an effort to reduce both short-term and long-term cash requirements. During the six months ended June 30, 2005, the Company recorded restructure charges totaling $1.8 million, related to these activities of which $1.3 million was recorded in the three months ended March 31, 2005.

During the six months ended June 30, 2005, the Company recorded a restructuring charge totaling $1.8 million, of which, $1.3 million was recorded during the three months ended March 31, 2005 related to the relocation of the Company’s headquarters facility as discussed below and the balance related to consolidation of data centers and the elimination of certain employee positions.

In September 2004, the Company received a non-binding notice from the landlord of its headquarters facility in San Francisco, California that the landlord had found a new tenant for the Company’s offices located at 350 The Embarcadero per the landlords substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path, Inc. (the Amendment). On March 15, 2005, the Company received the Substitution Notice from the landlord as required per the Amendment. In accordance with the Substitution Notice, the Company vacated its facilities at 350 The Embarcadero and moved into new office space provided at 2 Harrison Street on June 29, 2005.

On May 5, 2005, the Company entered into the Second Amendment to Lease with PPF Off 345 Spear Street, L.P., to amend the Lease dated as of November 16 2001, as amended, under which the Company leases its headquarter facilities in San Francisco, California. Under the terms of the second amendment, the Company moved into new office space at 2 Harrison Street, 2nd Floor, San Francisco, California and vacated its facility at 350 The Embarcadero on June 29, 2005. The new office space into which the Company relocated is comprised of two suites consisting of approximately 22,881 square feet and will be leased for a term of five years, however; the Company has an early termination option whereby the Company can reduce the occupancy of the premises to one of the two suites after 18 months. In connection with the second amendment, the Company made a lease termination payment related to the facility at 350 the Embarcadero totaling approximately $1.3 million during the three months ended June 30, 2005; however, the annual rent, on a cash basis, for the Company’s new headquarter facility will decline from approximately $2.5 million per year to less than approximately $0.7 million per year on average over the term of the lease.

Note 3 — Goodwill

At June 30, 2005, the Company had $6.6 million of goodwill. In accordance with SFAS No. 142, the Company ceased amortizing its goodwill in January 2002.

Note 4 — Convertible Notes and Promissory Notes

5 3/4% Convertible Subordinated Notes

On the due date of April 1, 2005, the Company paid $5.7 million to retire the outstanding principal and accrued interest on the 5 3/4% Convertible Subordinated Notes.

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

In March 2005, the Company issued the remaining $7.0 million in principal amount of the 13.9% Notes to the investors. As part of this financing transaction, the Company also issued warrants to purchase 149,998 shares of Series F preferred stock at a per share purchase price of $14 per share, which is equivalent to $1.40 per share on a common equivalent basis.

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

The proceeds from the financing transaction were allocated to the 13.9% Notes and warrants based upon their relative estimated fair values. The estimated fair value of the warrants issued in connection with the 13.9% Notes has been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense).

At June 30, 2005, the 13.9% Notes were carried on the balance sheet as long-term “Notes payable” as follows (in thousands):

Proceeds from the issuance of the 13.9% Notes	$18,000
Less: proceeds allocated to the fair value of the Series F preferred stock warrant derivative instrument	(2,711)
Add: accretion to redemption value	378
Add: accrued interest	1,031

Carrying value of 13.9% Notes	$16,698

Note 5 — Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in thousands)
Net loss attributable to common shares	$(12,424)	$(8,053)	$(25,555)	$(20,699)
Foreign currency translation adjustments	(579)	(1,196)	(1,266)	(1,658)

	$(13,003)	$(9,249)	$(26,821)	$(22,357)

There were no tax effects allocated to any components of comprehensive loss during the three and months ended June 30, 2004 or 2005.

Note 6 — Net Loss per Share Attributed to Common Shareholders

Net loss per common share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)
Net loss attributable to common shares	$(12,424)	$(8,053)	$(25,555)	$(20,699)

Weighted average shares outstanding	21,401	31,032	21,262	30,110
Weighted average shares subject to repurchase agreements	(244)	(1,622)	(188)	(1,708)
Weighted average shares held in escrow related to acquisitions	—	(41)	—	(41)

Shares used in the computation of basic and diluted net loss attributable to common shareholders per common share	21,157	29,369	21,074	28,361

Net loss attributable to common shareholders per common share	$(0.59)	$(0.27)	$(1.21)	$(0.73)

As of June 30, 2004 and 2005, there were 59.4 million and 115.4 million, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

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

The warrants are exercisable at any time after November 8, 2002 until November 8, 2006 at an exercise price of $4.20, and convert into one share of the Company’s Common Stock. A portion of the proceeds received for the Series D preferred stock was allocated to the warrants and the preferred stock, based upon their relative fair market values. As a result of this allocation, approximately $5.3 million of the proceeds were allocated to the warrants, which was recorded as a reduction of the carrying value of the Series D preferred stock. Using the Black-Scholes option pricing model, assuming a four-year term, 200% volatility, a risk-free rate of 6.0% and no dividend yield, the fair market value of the warrants was $6.2 million. As part of the Company’s November 2003 private placement of 10% Senior Secured Convertible Notes (Senior Notes), the Company agreed to seek shareholder approval to amend the warrants to reduce the exercise price per share from $4.20 to $1.50.

In July 2004, at a special meeting of shareholders, the Company’s shareholders approved proposals to amend and restate the certificate of determination of preferences of Series D preferred stock (the Amended Series D). As part of this amendment, the automatic redemption date was changed to July 2008 and the dividend accrual rate was reduced to 5 3/4%. The dividends which had accrued on the Series D preferred stock totaling approximately $12.2 million were recorded as a reduction to the carrying value of the Amended Series D. This amount was recorded as a reduction of the carrying amount of the Amended Series D and will accrete over the term of the Amended Series D. As of June 30, 2005 if the holders of Amended Series D preferred stock voluntarily opt to redeem, the conversion value of all Amended Series D preferred stock, as accreted, is $62.2 million. Additionally, the Amended Series D preferred stock contains a liquidation preference of $22 per share.

In January 2005, the Company converted 581,818 shares of Series D preferred stock, plus accrued dividends of $2.0 million, held by the Vectis Group LLC and affiliates into 6,701,943 shares of common stock.

The following table sets forth the carrying value and liquidation values of the Amended Series D preferred stock at June 30, 2005 (in thousands):

June 30, 2005

Beginning balance-Amended Series D preferred stock at December 31, 2004	$59,575
Add amortization and accretion	4,489
Less value of Series D preferred stock converted to common stock at June 30, 2005	(10,055)

Carrying value of Amended Series D preferred stock at June 30, 2005	$54,009

Liquidation value of Amended Series D preferred stock (at $22 per share)	$79,349

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

During the six months ended June 30, 2005, upon receiving notice from certain investors, the Company converted approximately 5.0 million shares of Series E preferred stock and accrued dividends into approximately 5.2 million shares of the Company’s Common Stock. As of June 30, 2005, there were approximately 50.9 million shares of Series E preferred stock outstanding.

The carrying value of the Series E preferred stock at June 30, 2005 is as follows (in thousands):

June 30, 2005

Beginning balance-Series E preferred stock at December 31, 2004	$62,802
Add amortization and accretion	7,304
Less amount allocated to beneficial conversion feature	—
Less value of Series E preferred stock converted to common	(7,867)

Carrying value of Series E preferred stock	$62,239

Liquidation value of Series E preferred stock	$80,642

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

At June 30, 2005, no shares of Series F preferred stock were outstanding. Warrants to purchase 385,710 shares of Series F preferred stock were issued and outstanding as of June 30, 2005 in connection with the issuance of the 13.9% Notes.

Accretion on Mandatorily Redeemable Preferred Stock

Accretion on mandatorily redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of our outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock. The following table sets forth the accretion on mandatorily redeemable preferred stock for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in thousands)
Accrued dividends	$1,289	$2,026	$2,578	$4,065
Accretion of beneficial conversion feature	2,059	3,901	3,917	4,944
Accretion to redemption value	—	589	—	2,784

	$3,348	$6,516	$6,495	$11,793

Note 8 — Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2014. Rent expense for the six months ended June 30, 2005 totaled $2.6 million. Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending December 31
2005 (remaining nine months ending December 31, 2005)	$257	$1,389
2006	87	2,173
2007	18	1,531
2008	—	1,285
2009	—	1,194
2010 and beyond		2,525

Total minimum lease payments	$362	$10,097

In connection with the Company’s acquisition of Critical Path Pacific in June 2002, the Company assumed a capital lease with a termination date of August 2006. The capital lease obligation totaled $1.6 million at December 31, 2003. During 2004, the Company negotiated the early termination of this capital lease and will make capital lease payments totaling approximately $0.2 million through the remainder of 2005.

Other Contractual Obligations

The Company entered into other contractual obligations which total $2.3 million at June 30, 2005. These obligations are primarily associated with the future purchase of equipment and software, the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for the Company’s hosted operations. These obligations are expected to be completed over the next 2 years, including $1.0 million in 2005.

Relocation of San Francisco Offices

During the first quarter of 2005, we recorded a restructure charge totaling $1.6 million, of which, $1.3 million is related to the relocation of our headquarters facility as discussed below and the balance related to consolidation of data centers and the elimination of certain employee positions. In September 2004, the Company received a non-binding notice from the landlord of its headquarters facility in San Francisco, California that the landlord had found a new tenant for the Company’s offices located at 350 The Embarcadero per the landlords substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path, Inc. (the Amendment). On March 15, 2005, the Company received the Substitution Notice from the landlord as required per the Amendment. In accordance with the Substitution Notice, the Company vacated its facilities at 350 The Embarcadero and moved into new office space provided at 2 Harrison Street on June 29, 2005.

On May 5, 2005, the Company entered into the Second Amendment to Lease with PPF Off 345 Spear Street, L.P., to amend the Lease dated as of November 16 2001, as amended, under which the Company leases its headquarter facilities in San Francisco, California. Under the terms of the second amendment, the Company moved into new office space at 2 Harrison Street, 2nd Floor, San Francisco, California and vacated its facility at 350 The Embarcadero on June 29, 2005. The new office space into which the Company relocated is comprised of two suites consisting of approximately 22,881 square feet and will be leased for a term of five years, however; the Company has an early termination option whereby the Company can reduce the occupancy of the premises to one of the two suites after 18 months. In connection with the second amendment, the Company made a lease termination related to the facility at 350 the Embarcadero payment totaling approximately $1.3 million during the three months ended June 30, 2005; however, the annual rent, on a cash basis, for the Company’s new headquarter facility will decline from approximately $2.5 million per year to less than approximately $0.7 million per year on average over the term of the lease.

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

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed against us, and certain of our former officers and directors and underwriters connected with our initial public offering (IPO) of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased our common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased our common stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. We have reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment and no admission of liability. However, the settlement is subject to approval by the Court. The Company had not recorded a liability against this claim as of June 30, 2005.

Cable & Wireless Liquidating Trust. In August 2004, we received a demand letter from the Cable & Wireless Liquidating Trust, or the Trust, notifying us of the Trust’s claim that Cable & Wireless, USA, Inc. made preferential payment to us of approximately $1.1 million within the 90-day preference period before Cable & Wireless filed for bankruptcy. We do not believe that we received any preferential payments from Cable & Wireless and communicated our position to the Trust in a letter dated September 3, 2004. To our knowledge, no formal proceedings have been commenced based on this dispute. However, the Company intends to defend itself vigorously if the Trust pursues this claim. The Company had not recorded a liability against this claim as of June 30, 2005.

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

Note 9 — Property and Equipment

The following table sets forth the Company’s property and equipment balances by category for the periods indicated:

	December 31, 2004	June 30, 2005
	(in thousands)
Computer equipment and software	$120,063	$120,237
Furniture and fixtures	6,627	4,948
Leasehold improvements	2,145	2,069

	128,835	127,254
Less: accumulated depreciation and amortization	(117,456)	(120,010)

	$11,379	$7,244

During the three months ended March 31, 2005, the Company accelerated the depreciation on certain assets related to a messaging provisioning platform after it was determined the assets would be taken out of service before the end of their originally estimated useful life. Depreciation expense totaled $1.8 million and $4.7 million for the three and six months ended June 30, 2005, respectively.

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

Our target markets for our messaging and identity management solutions include wireless carriers and service providers as well as enterprises and government agencies. We generate most of our revenues from telecommunications operators and from large enterprises. We believe wireless carriers, Internet service providers, or ISPs, and fixed-line service providers purchase our products and services primarily to offer new services to their subscribers. While they may also purchase our products and services to lower their cost of operating existing services or infrastructure, their spending is often tied to the level of investment they are willing to make on new revenue-generating services. Large enterprises typically buy our products and services to reduce their costs of operations particularly for handling distributed workforces or consolidations of multiple organizations, improve the security of their infrastructure, facilitate compliance with new regulatory mandates, and to enable new applications to be deployed for their employees or users.

We generate revenues from four primary sources:

Software license sales. Our messaging applications, which are marketed as components of our Memova Messaging offering, are usually sold as a perpetual license on a per-user basis, one for each person who might access the capabilities provided by the software. Our identity management software is usually sold as a perpetual license according to the number of data elements and different business systems being managed. These layered applications are usually licensed per user. Our Memova Anti-Abuse offering is usually sold as a term license on a per product basis.

Hosted messaging services. For our hosted messaging services, customers pay initial setup fees and regular monthly, quarterly or annual subscriptions for the services they would like to be able to access.

Professional services. We offer a range of different services designed to help our customers make more effective use of our products and services, including installation, migration, training services and custom engineering. Our licensed messaging and identity management software may require integration with customers’ existing infrastructure. In addition, our consultants offer expertise and experience in designing and delivering new services, features and functions.

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

Restructuring Initiatives

We have operated at a loss since our inception and as of June 30, 2005, we had an accumulated deficit of approximately $2.3 billion, which includes a $1.3 billion charge for impairment of goodwill and other long-lived assets that we recorded in fiscal year 2000. We have undertaken numerous restructuring initiatives in an effort to align our operating structure not only to the business and economic environments through which we have operated but also in response to our changing business in an effort to generate net income. For example:

•	During 2001, we evaluated our various products, services, facilities and the business plan under which we were operating. In connection with this review, we implemented and substantially completed a strategic restructuring plan that involved reorganizing and refocusing our product and service offerings, a reduction in workforce and a facilities and operations consolidation. By the end of 2001, we had divested all of the products and services deemed to be non-core to our continuing operations, reduced headcount by 44%, reduced the number of facilities by 65% and implemented other cost cutting measures, resulting in a significant reduction in overall operating expenses.

•	During 2002, we restructured to reduce our expense levels to be consistent with the then current business climate and eliminated 39 positions and terminated additional leases.

•	During 2003, we continued our restructuring initiatives in an effort to further reduce our operating expense levels and reduce our long-term cash obligations. We further consolidated office locations, restructured certain of our facility leases, reduced our global workforce by approximately 190 positions and outsourced certain positions and services to lower cost service providers.

•	During 2004, we expanded our restructuring activities in an effort to reduce both short-term and long-term cash requirements by focusing our business on messaging solutions for service providers. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area, the elimination of approximately 20% of our workforce and the reduced use of third party contractors. This effort began in August 2004 and continued into 2005.

•	During the first half of 2005, we recorded a restructuring charge totaling $1.8 million, of which, $1.3 million is related to the relocation of our headquarters facility as discussed below and the balance is related to consolidation of data centers and the elimination of certain employee positions.

In September 2004, we received a non-binding notice from the landlord of our headquarters facility in San Francisco, California that the landlord had found a new tenant for our offices located at 350 The Embarcadero per the landlords substitution right in the First Amendment to Lease between SRI Hills Plaza Venture, LLC and Critical Path, Inc. (the Amendment). On March 15, 2005, we received the Substitution Notice from the landlord as required per the Amendment. In accordance with the Substitution Notice, we vacated our facilities at 350 The Embarcadero and moved into new office space provided at 2 Harrison Street on June 29, 2005. On May 5, 2005, we entered into the Second Amendment to Lease with PPF Off 345 Spear Street, L.P., to amend the Lease dated as of November 16, 2001, as amended, under which we lease our headquarter facilities in San Francisco, California.

Under the terms of the second amendment, we moved into new office space at 2 Harrison Street, 2nd Floor, San Francisco, California and vacated our facility at 350 The Embarcadero on June 29, 2005. The new office space into which we relocated is comprised of two suites consisting of approximately 22,881 square feet and will be leased for a term of five years, however; we have an early termination option whereby we can reduce the occupancy of the premises to one of the two suites after 18 months. In connection with the second amendment, we made a lease termination payment totaling approximately $1.3 million related to the facility at 350 the Embarcadero during the three months ended June 30, 2005; however, the annual rent, on a cash basis, for our new headquarter facility will decline from approximately $2.5 million per year to less than approximately $0.7 million per year on average over the term of the lease.

In addition to these formal restructuring initiatives, we have sought to aggressively manage our cost structure, identifying incremental savings where possible. We intend to continue to aggressively manage our expenses while maintaining strong service levels to our customers. At June 30, 2005, we had a $0.2 million liability related to our restructuring activities, the majority of which we expect will be paid during 2005.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources

We have focused on capital financing initiatives in order to maintain current and planned operations. We have operated at a loss since inception and our history of losses from operations and cash flow deficits, in combination with our cash balances, raise concerns about our ability to fund our operations. Consequently, in 2003 and 2004 we secured additional funds through both debt and equity financing activities that involved the sale of convertible notes and the completion of a rights offering. Most recently, in December 2004 we drew $11.0 million from an $18.0 million round of debt financing and in March 2005, we drew down the remaining $7.0 million. We are not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in December 2007. If we are unable to increase our revenues or if we are unable to reduce the amount of cash used by our operating activities during 2005, we may be required to undertake additional restructuring alternatives, or seek additional debt financing although our ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness.” Additionally, on April 12, 2005, the Nasdaq Stock Market Inc. (Nasdaq) issued us notice that we were not in compliance with the minimum closing bid price requirement. On June 7, 2005, we received notice from Nasdaq that we were not in compliance with the minimum market value requirement. As a result of these notices, we are faced with delisting proceedings. We must regain compliance with these Nasdaq rules by September 6, 2005 in the case of the minimum market value requirement and by October 10, 2005 in the case of the minimum closing bid price requirement, or our common stock will be de-listed from the Nasdaq National Market. If we are delisted from the Nasdaq National Market, we will apply to be listed on the Nasdaq Small Cap Market, and if we fail to qualify for listing on this market, our common stock will trade on the Over-the-Counter (OTC) Bulletin Board. Even if we are able to regain compliance for the Nasdaq National Market, these notices and potential movement to a new exchange may also impact our ability to raise additional capital if needed. We do not believe equity financing on terms reasonably acceptable is currently available.

The following table sets forth our net losses attributable to common shareholders and the cash used to support our operating activities for the periods indicated:

	Three months ended June 30,		Change		Six months ended June 30,		Change

	2004	2005	$	%	2004	2005	$	%
	(in thousands)
Net loss attributable to common shareholders	$(12,424)	$(8,053)	$4,371	-35%	$(25,555)	$(20,699)	$4,856	-19%
Net cash used by operating activities	(12,765)	(6,367)	6,398	-50%	(22,079)	(7,987)	14,092	-64%

With our history of operating losses and cash used to support our operating activities, our primary sources of capital have come from both debt and equity financings that we have completed over the past several years. Our principal sources of liquidity include our cash and cash equivalents. As of June 30, 2005, we had cash and cash equivalents available for operations totaling $17.0 million, of which $8.2 million was located in accounts outside the United States and which is not readily available for our domestic operations. However, we intend to pursue the investigation of restructuring our foreign subsidiaries which, if successful, may provide us easier access to the repatriation of a greater portion of the cash located in accounts outside the United States. Additionally, we are currently evaluating the newly enacted American Jobs Creation Act of 2004 (the AJCA) and are not yet in a position to decide whether, or to what extent, the AJCA will enable us to repatriate foreign earnings that have not yet been remitted to the United States. Accordingly, our readily available cash resources in the United States as of June 30, 2005 were $8.8 million. As of June 30, 2005, we had $0.3 million of cash classified on our balance sheet as restricted cash which is primarily related to cash collateralized letters of credit primarily related to facility leases. This cash is not readily available for operations.

Based on our recent financing activities, cash expected to be generated from operations and recent restructure activities we believe that there is sufficient cash to meet cash operating requirements for the next 12 months as well as the on-going investments in capital equipment to support our research and development efforts and hosted data center expansion plans. For the long-term, we believe that our operating activities will be able to provide the liquidity and capital resources sufficient to support our business. At June 30, 2005, we had no borrowings under our credit facility with Silicon Valley Bank because the borrowing availability had been eliminated and we were required to cash collateralize the Company’s letters of credit related to facility leases which total approximately $0.3 million.

Cash and cash equivalents

The following table sets forth our cash and cash equivalents balance as of the dates indicated:

	December 31, 2004	June 30, 2005	Change
			$	%
	(in thousands)
Cash and cash equivalents	$23,239	$16,857	$(6,382)	-27%

Total cash and cash equivalents decreased primarily as a result of the cash used to support our operating activities partially offset by cash provided by both our investing and financing activities as set forth in the table below (in thousands):

Beginning balance at December 31, 2004	$23,239

Net cash used by operating activities	(7,987)
Net cash provided by investing activities	1,803
Net cash provided by financing activities	750

Net increase in cash and cash equivalents	(5,434)
Effect of exchange rates on cash and cash equivalents	(948)

Ending balance at June 30, 2005	$16,857

Net cash used by operating activities. Our operating activities used $8.0 million of cash during the six months ended June 30, 2005. This cash was used to support our net loss of $8.9 million, adjusted for non-cash items, including: depreciation and amortization of $5.4 million, decreases in the fair value of a preferred stock instrument of ($2.9) million and stock-based expenses of $0.6 million as well as a $2.0 million increase in accounts receivable, a $4.6 million decrease in accrued liabilities partially offset by a $2.6 million increase in deferred revenue.

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

	December 31, 2004	June 30, 2005	Change
			$	%
	(dollars in thousands)
Accounts receivable, net	$19,667	$19,661	$(6)	0%
DSOs (days) (a)	91	103	12	13%

(a)	DSOs equal accounts receivable, net, divided by the quotient of revenues divided by 90.

Accounts receivable balances remained relatively unchanged primarily as a result of a decrease in the value of the Euro against the U.S. dollar from December 31, 2004 to June 30, 2005 which was offset by an increase in foreign currency denominated accounts receivable outstanding. DSOs increased primarily as a result of slower collections in Europe and an increase in maintenance billings at the end of the quarter (for which revenue will be recognized in future periods). We believe that our DSOs at June 30, 2005 are slightly higher than industry norms and will be an area of management focus for improvement during the third quarter of 2005.

Our accrued liabilities decreased $4.6 million during the six months ended June 30, 2005 primarily as a result of liabilities we have paid that were accrued for at December 31, 2004, declining cost of net revenues and operating expenses and a decline in the value of our foreign currency denominated accrued liabilities primarily as a result of the decline in the value of the Euro against the U.S. dollar. Deferred revenue has increased during the six months ended June 30, 2005 primarily as a result of the deferral of revenue from sales of our Memova Anti-Abuse offerings during the six months ended June 30, 2005 due to the term nature of the end user licenses underlying offering which was partially offset by a decline in the value of our foreign currency denominated deferred revenue primarily as a result of the decline in the value of the Euro against the U.S. dollar.

A number of non-cash items, such as: depreciation and amortization, stock-based expenses, accretion related to our preferred stock and certain restructuring charges have been charged to expense and impacted our net losses during the three and six months ended June 30, 2005. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows. Our operating cash flows will be impacted in the future based on our operating results, our ability to collect our accounts receivable on an efficient basis, and the timing of payments to our vendors for accounts payable.

We face restrictions on our ability to use cash held outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold that cash. For example, our ability to use cash held in a given European subsidiary for any reason other than the operation of such subsidiary may be subject to local laws that could prevent the transfer of cash from Europe to any other foreign or domestic account. Additionally, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, contracts with vendors, and working capital, as a significant portion or our worldwide operations have a functional currency other than the United States dollar. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

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

Net cash used by investing activities. Our investing activities provided $1.8 million of cash during the six months ended June 30, 2005 primarily as a result of the release of restricted cash which collateralized the letter of credit for our facility at 350 The Embarcadero in San Francisco. The cash provided from the release of this letter of credit was partially offset by purchases of equipment primarily used to support the hosted messaging operations infrastructure and research and development efforts. We will be required to continue to make investments in capital equipment during 2005 to support our on-going research and development efforts and hosted data center expansion plans. We expect to fund these purchases through the use of our available cash resources and through leasing arrangements, if available, on terms we find acceptable.

Cash provided by financing activities. Our financing activities provided $0.8 million of cash during the six months ended June 30, 2005 primarily as a result of the $7.0 million we drew in March 2005 from the $18.0 million round of debt financing we closed in December 2004 partially offset by the cash used to retire our outstanding 5 3/4% Convertible Subordinated Notes and payments of capital leases.

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

Contractual Obligations and Commitments

The table below sets forth our significant cash obligations and commitments as of June 30, 2005.

		Fiscal years ended December 31,
	Total	Remaining 6 months 2005	2006	2007	2008	2009	Thereafter
	(in thousands)
13.9% Notes	$26,792	$—	$—	$26,792	$—	$—	$—
Mandatory redeemable preferred stock	166,392	—	—	—	166,392	—	—
Operating lease obligations	10,097	1,389	2,173	1,531	1,285	1,194	2,525
Capital lease obligations	362	257	87	18	—	—	—
Other purchase obligations (1)	2,343	1,017	1,136	190	—	—	—

Total Contractual Cash Obligations	$205,986	$2,663	$3,396	$28,531	$167,677	$1,194	$2,525

(1)	Represent certain contractual obligations related to licensed software, maintenance contracts and network infrastructure storage costs.

Results of Operations

In view of the rapidly evolving nature of our business, prior acquisitions, organizational restructuring, and limited operating history, we believe that period over period comparisons of revenues and operating results, including gross profit margin and operating expenses as a percentage of total net revenues, are not meaningful and should not be relied upon as indications of future performance. We do not believe that our historical fluctuations in revenues, expenses or personnel are indicative of future results.

The following table sets forth our results of operations for the three and six months ended June 30, 2004 and 2005.

	Three months ended June 30,		Change		Six months ended June 30,		Change

	2004	2005	$	%	2004	2005	$	%
	(in thousands, except per share amounts)
NET REVENUE
Software licensing	$5,407	$4,771	$(636)	-12%	$9,658	$9,216	$(442)	-5%
Hosted messaging	3,711	3,528	(183)	-5%	8,054	8,739	685	9%
Professional services	2,936	3,727	791	27%	5,595	6,811	1,216	22%
Maintenance and support	4,962	5,083	121	2%	10,787	9,783	(1,004)	-9%

Total net revenue	17,016	17,109	93	1%	34,094	34,549	455	1%

COST OF NET REVENUE
Software licensing	1,708	1,035	(673)	-39%	2,619	2,243	(376)	-14%
Hosted messaging	6,570	3,766	(2,804)	-43%	12,951	8,890	(4,061)	-31%
Professional services	3,034	2,318	(716)	-24%	6,128	4,722	(1,406)	-23%
Maintenance and support	1,322	1,550	228	17%	2,771	3,100	329	12%
Stock-based expense	—	43	58	0%	5	107	58	1160%
Restructuring and other expenses	175	—	(175)	-100%	175	—	(175)	-100%

Total cost of net revenue	12,809	8,712	(4,097)	-32%	24,649	19,062	(5,587)	-23%

GROSS PROFIT	4,207	8,397	4,190	100%	9,445	15,487	6,042	64%

OPERATING EXPENSES
Selling and marketing	6,035	3,926	(2,109)	-35%	12,974	8,573	(4,401)	-34%
Research and development	5,344	3,644	(1,700)	-32%	11,123	8,537	(2,586)	-23%
General and administrative	3,771	3,356	(415)	-11%	6,890	7,270	380	6%
Stock-based expense	1,212	212	(1,000)	-83%	1,253	456	(797)	-64%
Restructuring expense	1,144	168	(976)	-85%	2,209	1,807	(402)	-18%

Total operating expenses	17,506	11,306	(6,200)	-35%	34,449	26,643	(7,806)	-23%

OPERATING LOSS	(13,299)	(2,909)	10,390	-78%	(25,004)	(11,156)	13,848	-55%
Other income (expense), net	6,733	2,395	(4,338)	-64%	10,400	4,241	(6,159)	-59%
Interest income (expense), net	(2,065)	(907)	1,158	-56%	(3,645)	(1,567)	2,078	-57%

Loss before provision for income taxes	(8,631)	(1,421)	7,210	-84%	(18,249)	(8,482)	9,767	-54%
Provision for income taxes	(445)	(116)	329	-74%	(811)	(424)	387	-48%

NET LOSS	(9,076)	(1,537)	7,539	-83%	(19,060)	(8,906)	10,154	-53%
Accretion on mandatorily redeemable preferred stock	(3,348)	(6,516)	(3,168)	95%	(6,495)	(11,793)	(5,298)	82%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(12,424)	$(8,053)	$4,371	-35%	$(25,555)	$(20,699)	$4,856	-19%

Net loss per share attributable to common shareholders - basic and diluted	$(0.59)	$(0.27)	$0.31	-53%	$(1.21)	$(0.73)	$0.48	-40%

Weighted average shares - basic and diluted	21,157	29,369	8,212	39%	21,074	28,361	7,287	35%

NET REVENUE

Total net revenues increased slightly during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily as a result of increased revenue from our professional services, which was partially offset by decreased revenue from our software licenses. Total net revenues increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily as a result of increased revenue from our professional services and hosted messaging solutions, which was partially offset by decreased revenue from our maintenance and support services and our software licenses. International revenues, primarily from Europe, increased during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 which were partially offset by decreased revenues from North America during the same periods.

•	Software licensing. Software license revenue decreased during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due to (i) decreased license sales of our identity management and messaging server software, which are marketed as components of our Memova Messaging offering, and (ii) decreased license sales of certain third party software we resell. These decreases were partially offset by increased revenue from our recently introduced Memova Anti-Abuse offering. We believe the decrease in revenue from license sales of the third-party anti-virus and anti-spam software is a result of customers replacing such software with our Memova Anti-Abuse solution.

For the six months ended June 30, 2005, software license revenue decreased as compared to the six months ended June 30, 2004 due to decreased license sales of our identity management and messaging server software partially offset by increased revenue from the sale of our Memova Anti-Abuse offering and the third party software we resell.

•	Hosted messaging. Hosted messaging revenue decreased approximately 5%, or $0.2 million, during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily as a result of contract terminations by customers. Hosted messaging revenue increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily as a result of revenue recognized from our hosted messaging service with T-Mobile in 2005 until expiration of the contract on March 31, 2005. While these services were being provided to T-Mobile during the three and six months ended June 30, 2004, we had not received final acceptance from T-Mobile on the installation of the service and therefore did not recognize any revenue from T-Mobile during such periods.

•	Professional services. Professional services revenue increased during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 primarily as a result of increased revenue from services projects in Europe and delivery of previously developed professional service solutions during the three and six months ended June 30, 2005. During the six months ended June 30, 2005, one client accounted for approximately 22% of professional services revenue; however, as this project is nearing completion we expect a small decline in professional services revenue during the three months ended June 30, 2005.

•	Maintenance and support. Maintenance and support revenue increased slightly during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Maintenance and support revenue decreased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily due to late renewals of and the associated catch-up of revenue from support contracts in North America primarily in the three months ended March 31, 2004 that did not recur during the three months ended March 31, 2005.

During the three months ended June 30, 2005, we had one customer which accounted for 13% of our total revenue.

The following table sets forth our total revenues and percent of revenue by region for the three and six months ended June 30, 2004 and 2005:

	Three months ended June 30,				Change		Six months ended June 30,				Change
	2004		2005		$	%	2004		2005		$	%
	(in thousands)
North America	$5,237	31%	$4,547	27%	$(690)	-13%	$11,463	34%	$8,627	25%	$(2,836)	-25%
Europe	11,064	65%	11,982	70%	918	8%	20,904	61%	24,590	71%	3,686	18%
Latin America	287	2%	273	2%	(14)	-5%	684	2%	526	2%	(158)	-23%
Asia pacific	429	3%	307	2%	(122)	-28%	1,042	3%	806	2%	(236)	-23%

Subtotal international	11,780	69%	12,562	73%	782	7%	22,630	66%	25,922	75%	3,292	15%

	$17,017	100%	$17,109	100%	$92	1%	$34,093	100%	$34,549	100%	$456	1%

International revenues increased in total and as a proportion of our total revenue for the three and six months ended June 30, 2005 primarily due to growing demand within our existing European customer base and revenue recognized from our hosted messaging services. Revenue in North America decreased in total and as a proportion of our total revenue for the three and six months ended June 30, 2005 primarily due to decreased sales of hosted messaging services as a result of customers terminating or reducing their hosted messaging services with us as discussed above as well as decreased maintenance and support revenues.

COST OF NET REVENUE AND GROSS MARGIN

Cost of net revenue decreased for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 primarily as a result of reduced hosted messaging, software licensing and professional services costs.

•	Software licensing. Software license cost of revenue consists primarily of third-party royalty costs. Software license cost of revenues decreased during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 primarily due to an increased proportion of revenue from our lower cost Memova Anti-Abuse products which is replacing sales of the lower margin third party products which we resell.

•	Hosted messaging. Hosted messaging cost of revenue consists primarily of costs incurred in the delivery and support of hosted messaging services, including employee related costs, depreciation and amortization expenses, Internet co-location and connection fees, hardware maintenance costs as well as other direct and allocated costs. Hosted messaging costs decreased during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 primarily due to decreased outsourcing and equipment rental costs partially offset by increased employee related costs as a result of the transition to performing our hosted services in-house rather than being outsourced, which was one of the restructuring activities undertaken in 2004 and which continued into the first half of 2005. This net decrease was also partially offset by recognition of $0.6 million of previously deferred costs recognized during the three months ended March 31, 2005 related to our hosted messaging service with T-Mobile (there were no deferred costs recognized related to T-Mobile during the three or six months ended June 30, 2004).

•	Professional services. Professional services cost of revenue consists primarily of employee related and third party contractor costs providing installation, migration, training services and custom engineering for both our hosted messaging and licensed solutions as well as other direct and allocated costs. Professional services costs decreased for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 primarily due to a decrease in the use of third-party contractors as a result of improved utilization of our internal consultants, and a decrease in employee related costs as a result of our restructure activities during 2004.

•	Maintenance and support. Maintenance and support cost of revenues consists primarily of employee related and third party contractor costs related to the customer support functions for both our hosted messaging and licensed solutions as well as other direct and allocated costs. Maintenance and support costs increased during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 primarily due to an increase in employee related costs.

•	Stock-based expense. Stock-based expense represents the charges recorded in connection with modifications made to employee stock option plans, stock option grants to non-employee contractors and warrants issued to third parties as well as amortization of restricted stock-based compensation given to employees. Stock-based expenses increased during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 primarily as a result of increased amortization of costs related to grants of restricted stock to certain employees during the latter half of 2004.

Our total gross margin, which is gross profit divided by total net revenue, increased to 49% for the three months ended June 30, 2005 from 25% for the three months ended June 30, 2004. Total gross margin for the six months ended June 30, 2005 increased to 45% from 28% for the six months ended June 30, 2004. These increases are primarily due to the decrease in our net cost of revenue and the increase in our net revenue as discussed above.

OPERATING EXPENSES

Total operating expenses decreased primarily due to reduced selling and marketing, research and development expenses, general and administrative, stock-based expenses and restructuring expenses.

•	Sales and marketing. Sales and marketing expense consist primarily of employee costs, including commissions, as well as travel and entertainment, third party contractor costs, advertising, public relations, other marketing related costs as well as other direct and allocated costs. Sales and marketing expenses decreased during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004, primarily as a result of our restructuring activities in 2004.

During the three months ended June 30, 2005, employee-related expenses decreased $1.3 million and travel and entertainment expenses decreased $0.2 million as compared to the three months ended June 30, 2004 primarily as a result of the termination of employees through our restructure activities. Our sales and marketing staff decreased by 31 employees to an average of 48 employees for the three months ended June 30, 2005 from an average of 79 employees for the three months ended June 30, 2004. Additionally, facility related costs decreased $0.2 million and third-party contractor expenses decreased $0.1 million during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

During the six months ended June 30, 2005, employee-related expenses decreased $2.7 million and travel and entertainment expenses decreased $0.4 million primarily as a result of the termination of employees through our restructure activities. Our sales and marketing staff decreased by 29 employees to an average of 52 employees for the six months ended June 30, 2005 from an average of 81 employees for the six months ended June 30, 2004. Additionally, facility related costs decreased $0.4 million and third-party contractor expenses decreased $0.3 million during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

While our sales and marketing staff has decreased year over year, we are currently expecting to increase our sales and marketing staff in certain key regions to support sales of our new Memova consumer offerings.

•	Research and development. Research and development expense consist primarily of employee related costs, depreciation and amortization of capital equipment associated with research and development activities, facility related costs, third-party contractor costs as well as other direct and allocated costs.

Research and development expenses decreased during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily as a result of a $1.0 million decrease in employee-related expenses and a decrease of $0.3 million in third party contractor costs, primarily as a result of our restructure activities which focused our development efforts on our core messaging products. Our research and development staff decreased by 49 employees, most of whom were related to development of non-core solutions, to an average of 84 employees for the three months ended June 30, 2005 from an average of 133 employees for the three months ended June 30, 2004.

Research and development expenses decreased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily as a result of a $1.8 million decrease in employee related expenses and a decrease of $1.0 million in third party contractor costs, primarily as a result of our restructure activities which focused our development efforts on our core messaging products. Our research and development staff decreased by 45 employees, most of whom were related to development of non-core solutions, to an average of 89 employees for the six months ended June 30, 2005 from an average of 134 employees for the six months ended June 30, 2004. During the six months ended June 30, 2005, these decreases were partially offset by an increase of $0.5 million in depreciation expenses primarily as a result of the acceleration of depreciation on certain assets related to a messaging provisioning platform after it was determined the assets would be taken out of service before the end of their originally estimated useful life.

We are considering increasing our investment in research and development related to our Memova consumer offerings.

•	General and administrative. General and administrative expense consist primarily of employee-related costs, fees for outside professional services, insurance and other direct and allocated indirect costs. General and administrative expenses decreased during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due to an accrual for past-due state and local business related taxes of $0.9 million and one-time charges of $0.6 million recorded in connection with the severance agreement with our former chief executive officer during 2004 which did not reoccur in 2005, partially offset by a $0.3 million increase in accounting related fees related to our Sarbanes-Oxley 404 compliance project, a $0.5 million increase in facility related allocations and a $0.3 million increase in legal related expenses. General and administrative staff decreased by 1 employee to an average of 55 employees for the three months ended June 30, 2005 from an average of 56 employees for the three months ended June 30, 2004.

General and administrative expenses increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to a $1.4 million increase in accounting related fees related to our Sarbanes-Oxley 404 compliance project and a $0.8 million increase in facility related allocations partially offset by a $0.3 million decrease in employee related costs, the state and local business related taxes and the one-time severance charge in 2004 as mentioned above. General and administrative staff decreased by 3 employees to an average of 54 employees for the six months ended June 30, 2005 from an average of 57 employees for the six months ended June 30, 2004.

Included in general and administrative expenses are costs related to the initial implementation and compliance with the requirements of Sarbanes-Oxley 404 (section 404) for the fiscal year ended December 31, 2004. Excluding our own time and resources, our initial costs to comply with section 404, excluding costs related to the audit of our financial statements, were approximately $2.1 million. For the fiscal year ended December 31, 2004, the total external costs of compliance with section 404 and our financial statement audit totaled approximately $3.0 million as compared to approximately $0.6 million for 2003. The 2004 external costs of compliance were incurred primarily in the last half of 2004 and the first half of 2005. As a result of our on-going compliance with section 404 and remediation of material weaknesses and significant deficiencies resulting from our initial compliance efforts, we expect that general and administrative expenses will increase in future periods.

•	Stock-based expense. Stock-based expense represents the charges recorded in connection with modifications made to employee stock option plans, stock option grants to non-employee contractors and warrants issued to third parties as well as amortization of certain stock-based compensation given to employees. Stock-based expenses for the three and six months ended June 30, 2005 decreased primarily as a result of the one-time charges we recorded in connection with the severance agreement between us and our former chief executive officer which happened in 2004 but it did not reoccur in 2005.

•	Restructuring expense. Restructuring expense consists primarily of costs associated with employee severance benefits, the consolidation of facilities and operations and exiting from the sale of non-core products as a result of our restructuring actions. The following table provides additional information with respect to the types of restructuring charges included in our operating expenses for the periods indicated.

	Three months ended June 30,		Change		Six months ended June 30,		Change

	2004	2005	$	%	2004	2005	$	%
	(in thousands)
Employee severance benefits	$839	$64	$(775)	-92%	$1,795	$311	$(1,484)	-83%
Facility and operations consolidations	301	95	(206)	-68%	373	1,435	1,062	285%
Non-core product divestitures	4	9	5	126%	41	61	20	49%

	$1,144	$168	$(976)	-85%	$2,209	$1,807	$(402)	-18%

Total restructuring expense decreased during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 primarily as a result of the reduced cost of employee severance benefits as the number of positions eliminated was reduced. Facility and operations consolidation restructure costs increased during the six months ended June 30, 2005 as compared to June 30, 2004, primarily due to the $1.3 million lease termination payment as discussed in the above section captioned “Restructuring Initiatives.” At June 30, 2005, we had a $0.2 million liability related to our restructuring activities, the majority of which we expect will be paid during 2005.

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

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands)				(in thousands)
Foreign exchange gain (loss)	$622	$1,126	$504	81%	$984	$1,173	$189	19%
Writeoff of option to purchase	(312)	—	312	-100%	(312)	—	312	-100%
Gain from changes in the fair value of derivative instruments	6,400	1,258	(5,142)	-80%	9,560	2,924	(6,636)	-69%
Other	1	11	10	998%	18	144	126	700%

	$6,711	$2,395	$(4,316)	-64%	$10,250	$4,241	$(6,009)	-59%

Other income (expense), net, decreased during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 primarily as a result of the value of the derivative instruments declining less during the three and six months ended June 30, 2005 than during the three and six months ended June 30, 2004 resulting in a reduction of the gain year-over-year.

Our Series D preferred stock issued in 2001 and warrants to purchase shares of our Series F preferred stock issued in December 2004 and March 2005 contain derivative instruments. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the instruments to their fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. The estimated fair value of these derivative instruments at June 30, 2005 was $2.4 million.

INTEREST INCOME (EXPENSE)

Interest income consists primarily of interest earnings on cash and cash equivalents and interest expense consists primarily of the interest expense and amortization of issuance costs related to the 13.9% Notes issued in December 2004 and March 2005, as well as interest on certain capital leases and other long-term obligations. The following table sets forth the components of interest expense for the periods indicated.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands)
Interest Income	$22	$130	$108	491%	$72	$268	$96	86%
Senior Notes	(1,210)	—	1,210	-100%	(2,017)	—	2,017	-100%
5 3/4% Notes	(551)	—	551	-100%	(1,098)	(80)	1,018	-93%
13.9% Notes	—	(852)	(852)	0%	—	(1,427)	(1,427)	0%
Amortization of debt issuance costs	(134)	(136)	(2)	1%	(222)	(145)	77	-35%
Line of credit facility	(115)	—	115	-100%	(185)	(90)	95	-51%
Capital leases and other long-term obligations	(55)	(49)	6	-11%	(123)	(93)	30	-24%

	$(2,043)	$(907)	$1,136	-56%	$(3,473)	$(1,567)	$1,906	-55%

Interest expense decreased during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 primarily as a result of the conversion of the 10% Senior Convertible Notes (Senior Notes) to shares of Series E preferred stock in July 2004 and the retirement of the 5 3/4% Notes on April 1, 2005 partially offset by interest related to the 13.9% Notes issued in December 2004 and March 2005.

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

ACCRUED DIVIDENDS AND ACCRETION ON MANDATORILY REDEEMABLE PREFERRED STOCK

Accretion on mandatorily redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of our outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock (see Note 7 – Mandatorily Redeemable Preferred Stock).

The following table sets forth the components of the accretion on mandatorily redeemable preferred stock for the periods indicated.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands)
Accrued dividends	$1,289	$2,026	$737	57%	$2,578	$4,065	$1,487	58%
Accretion of beneficial conversion feature	2,059	3,901	(1,471)	-71%	3,917	4,944	(1,133)	-29%
Accretion to redemption value	—	589	3,901	0%	—	2,784	4,943	0%

	$3,348	$6,516	$3,167	95%	$6,495	$11,793	$5,297	82%

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

In past quarters, we have spent heavily on technology and infrastructure development. We may continue to spend substantial financial and other resources to further develop and introduce new messaging solutions, and to improve our sales and marketing organizations, strategic relationships and operating infrastructure. We expect that our cost of revenues, sales and marketing expenses, general and administrative expenses, operations, research and customer support expenses and depreciation and amortization expenses could continue to increase in absolute dollars and may increase as a percent of revenues. In addition, in future periods we may incur significant non-cash charges related to stock-based compensation. If revenues do not correspondingly increase, our operating results could decline. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete. We also may never obtain sufficient revenues to exceed our cost structure and achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability in the future. This may also, in turn, cause the price of our common stock to demonstrate volatility and/or continue to decline.

Our failure to continue to carefully manage expenses and restructuring activities could require us to use substantial resources and cause our operating results to decline.

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

In the future, we may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. Such financing may not be available in sufficient amounts or on terms acceptable to us. Additionally, we face a number of challenges in operating our business, including our ability to overcome viability concerns held by our current and prospective customers given our recent capital needs and the amount of resources necessary to maintain worldwide operations. Concerns about our long-term viability may cause our stock price to fall and impair our ability to raise additional capital and may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations. As a result, current and future customers may determine not to do business with us, which would cause our revenues to decline.

Certain of our cash resources are not readily available for our operations.

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in a given European subsidiary for any reason other than the operation of that subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from that subsidiary to any other foreign or domestic account. At June 30, 2005, approximately $8.2 million was held outside of the United States. Our inability to utilize this cash could slow our ability to grow our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline. In addition, approximately $0.3 of our cash is restricted, primarily to support our letters of credit related to certain facility leases and is therefore unavailable for our operating activities.

We may not be able to maintain our listing on the Nasdaq National Market, and if we fail to do so, the price and liquidity of our common stock may decline.

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having total assets of at least $50 million, (ii) having total revenue of $50 million, (iii) maintaining a minimum market value of our common stock of $15 million, and (iv) maintaining a minimum closing bid price per share of $1.00. On April 12, 2005, the Nasdaq Stock Market Inc. issued us a letter that we were not in compliance with the minimum closing bid price requirement. On June 7, 2005, we received notice from the Nasdaq Stock Market Inc. that we were not in compliance with the minimum market value requirement. As a result of these notices, we are faced with delisting proceedings. We must regain compliance with the Nasdaq Stock Market by September 6, 2005 in the case of the minimum market value requirement and by October 10, 2005 in the case of the minimum closing bid price requirement, or our common stock will be de-listed from the Nasdaq National Market. If we are de-listed from the Nasdaq National Market, we will apply to be listed on the Nasdaq Small Cap Market, and if we fail to qualify for listing on that market, we will be listed on the Over-the-Counter (OTC) Bulletin Board. Even if we are able to regain compliance with these requirements for continued listing, we may nevertheless in the future be unable to comply with these or the other quantitative maintenance criteria or any of the other Nasdaq National Market’s listing requirements or other rules, or other markets listing requirements to the extent our stock is listed elsewhere, in the future. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our stock price may further decline. If we are de-listed from the Nasdaq National Market and our common stock is traded on either the Nasdaq Small Cap Market or the Over-the-Counter (OTC) Bulletin Board, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

The conversion of our preferred stock would result in a substantial number of additional shares of common stock outstanding, which could decrease the price of our common stock.

Our preferred stock can be converted into common stock at anytime in the discretion of the holder of preferred stock. For example, during the three months ended June 30, 2005, at the request of certain holders of our Series E preferred stock, we converted approximately 5.0 million shares of Series E preferred stock into approximately 5.2 million shares of common stock. As of June 30, 2005, there were 3.5 million shares of Series D preferred stock outstanding, which were convertible into approximately 41.5 million shares of common stock. In addition, we have approximately 50.9 million shares of Series E preferred stock outstanding, which are convertible as of June 30, 2005, at the option of the holders, into approximately 53.8 million shares of common stock. On May 5, 2005, we filed a Form S-3/A pursuant to a demand from holders of Series E preferred stock to register 28.6 million shares of common stock issuable upon conversion of their shares of Series E preferred stock. Any conversion of our preferred stock into common stock would increase the number of additional shares of common stock that may be sold into the market, which could substantially decrease the price of our common stock.

Our preferred stock carries a substantial liquidation preference, which could significantly impact the return to common equity holders upon an acquisition.

In the event of liquidation, dissolution, winding up or change of control of Critical Path, the holders of Series E preferred stock would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such shares before any proceeds from the liquidation, dissolution or winding up is paid with respect to any other series or class of our capital stock. Accordingly, at June 30, 2005, the approximately 50.9 million shares of Series E preferred stock outstanding currently have an aggregate liquidation preference of approximately $80.6 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of Series D preferred stock would be entitled to receive the greater of $13.75 per share of Series D preferred stock plus all accrued dividends on such shares (which, as of June 30, 2005, would result in an aggregate liquidation preference of approximately $62.2 million) or $22 per share (which currently would equal a liquidation preference of $77.5 million) before any proceeds from the liquidation, dissolution, winding up or change in control is paid to holders of our common stock. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the liquidation preferences of our Series E preferred stock and our Series D preferred stock are paid in full. Consequently, although we would likely be required under applicable law to obtain the separate class approval of the holders of our common stock for a change of control or the sale of all or substantially all of the shares of Critical Path, it is possible that such a transaction could result in all or substantially all of the proceeds of such transaction being distributed to the holders of our Series E preferred stock and Series D preferred stock.

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

Currently, shares of Series D preferred stock and shares of Series E preferred stock accrue dividends at a rate of 5 3/4% per year. If the maximum amount of dividends accrue on the outstanding shares of Series D preferred stock and Series E preferred stock prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 15.7 million shares to approximately 110.9 million shares of common stock.

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

Due to our evolving business strategy and the nature of the markets in which we compete, our future revenues are difficult to predict and our quarterly operating results may fluctuate.

We cannot accurately forecast our revenues as a result of our evolving business strategy and the emerging nature of the messaging and directory infrastructure market. Forecasting is further complicated by recent strategic and operational restructurings, as well as fluctuations in license revenues as a percentage of total revenues from 40% in 2002 to 31% in 2003 to 27% in 2004 and most recently, 28% in the six months ended June 30, 2005. Our revenues in some past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect our operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

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

In addition to the factors set forth above, our GAAP financial results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the year ended December 31, 2004, we incurred stock-based compensation expense of $1.9 million and $0.6 million for the six months ended June 30, 2005 relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

Our revenues and operating results have declined and could continue to decline as a result of the elimination of product or service offerings. Future decisions to eliminate revise or limit any other offerings of a product or service would involve other factors that could cause our revenues to decline and our expenses to increase, including the expenditure of capital, the realization of losses, further reductions in our workforce, facility consolidation or the elimination of revenues along with the associated costs.

As a result of the foregoing, we do not believe that period-to-period comparisons of operating results are a good indication of future performance. It is likely that operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to prove volatile and/or subject to further declines.

We may be unable to grow our business through effective sales and marketing, which could cause our operating results to decline.

Our ability to increase revenues will depend on our ability to successfully recruit, train and retain experienced and effective sales and marketing personnel and for our personnel to achieve results once they are employed with us. Competition for experienced and effective personnel in certain markets is intense and we may not be able to hire and retain personnel with relevant experience. The complexity and implementation of our messaging and identity management infrastructure products and services require highly trained sales and marketing personnel to educate prospective customers regarding the use and benefits of our products and services. Current and prospective customers, in turn, must, in some cases, be able to educate their end-users. Any delays or difficulties encountered in our staffing and training efforts would impair our ability to attract new customers and enhance our relationships with existing customers, and ultimately, grow revenues. This would also adversely impact the timing and extent of our revenues from quarter to quarter and overall or could jeopardize sales altogether. Because we have experienced turnover in our sales force and have fewer resources than many of our competitors, our sales and marketing organizations may not be able to compete successfully against the sales and marketing organizations of our competitors. Moreover, our competitors frequently have larger and more established sales forces calling upon potential customers with more frequency. In addition, certain of our competitors have longer and closer relationships with the senior management of customers who decide whose technologies and solutions to deploy. If we do not successfully operate and grow our sales and marketing activities, our revenues and operating results could decline and the price of our common stock could continue to decline.

We have experienced significant turnover of senior management and our current executive management team has been together for a limited time, which could slow the growth of our business and cause our operating results to decline.

Throughout 2004 we announced a series of changes in our management that included the departure of many senior executives, and there have also been many changes in our board of directors. Many of the members of our current board of directors and senior executives joined us in 2004, and we may continue to make additional changes to our senior management team. If our new management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have long-term employment agreements with any of our executive officers. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives, which could slow the growth of our business and cause our operating results to decline. For these reasons, our shareholders may lose confidence in our management team and decide to dispose of our common stock, which could cause the price of our common stock to decline.

We depend on strategic relationships with our customers and others and the loss of such relationships could cause our revenues to decline.

We depend on strategic relationships with our customers and others to expand distribution channels and opportunities and to undertake joint marketing efforts. Our ability to increase revenues depends upon aggressively marketing our services through new and existing strategic relationships.

We also depend on the ability of our customers to aggressively sell and market our services to their end-users. If we lose any strategic relationships, fail to fully exploit our relationships, or fail to develop new strategic relationships, we could encounter increased difficulty in selling our products and services.

A limited number of customers and markets account for a high percentage of our revenues and if we lose a major customer, are unable to attract new customers, or the markets which we serve suffer financial difficulties, our revenues could decline.

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the six months ended June 30, 2005, our top ten customers accounted for approximately 37% of our total revenues and for the years ended December 31, 2002, 2003 and 2004, our top 10 customers accounted for approximately 31%, 27% and 34%, respectively, of our total revenues. During the three months ended June 30, 2005, we had one customer which accounted for 13% of our total revenue. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

In addition, a number of our customers, particularly for our hosted services business and in the technology industry, have also suffered from falling revenue. For example, the telecommunications industry during the six months ended June 30, 2005, accounted for approximately 32% of the revenues from our top ten customers whereas for the fiscal years ended December 31, 2002, 2003 and 2004 it accounted for approximately 44%, 52% and 57%, respectively, of the revenues from our top ten customers. The relative financial performance of our customers will continue to impact our sales cycles and our ability to attract new business. Worldwide technology spending has also decreased in recent quarters across all industries. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer would reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

If we are unable to successfully compete in our product market, our ability to retain our customers and attract new customers could decline.

Because we have a variety of messaging and directory infrastructure products and services, we encounter different competitors at each level of our products and services. Our primary competitors of our messaging solutions include Sun Microsystems’ iPlanet, OpenWave Systems, Inc., Mirapoint, Inc., IronPort Systems, Inc., Comverse, Inc. and Microsoft Corporation. In the identity management market, we compete primarily with Sun Microsystems’ iPlanet, Microsoft Corporation, IBM Corporation, Siemens Corporation, Computer Associates and Novell Corporation. Our competitors for customers seeking outsourced hosted messaging solutions include Outblaze Limited and BlueTie, Inc. If we are unable to successfully compete in our product market, our ability to retain our customers and attract new customers could decline.

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

We may not be able to respond to the rapid technological change of the messaging industry.

The messaging industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually develop or introduce and improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing email and messaging services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective customers. If we do not properly identify the feature preferences of prospective customers, or if we fail to deliver email features that meet the standards of these customers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

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

Our current director and officer liability insurance may not be adequate for the liabilities and expenses potentially incurred in connection with future claims. To the extent liabilities, expenses or settlements exceed the limitations or are outside of the scope of coverage, our business and financial condition could materially decline.

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

We may experience difficulty in attracting and retaining key personnel, which may negatively affect our ability to develop new products or services or retain and attract customers.

The loss of the services of key personnel may create a negative perception of our business and adversely affect our ability to achieve our business goals. Our success also depends on our ability to recruit, retain and motivate highly skilled sales and marketing, operational, technical and managerial personnel. Competition for these people is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to do so, we may be unable to develop new products or services or continue to provide a high level of customer service, which could result in the loss of customers and revenues. In addition, volatility and declines in our stock price may also affect our ability to retain key personnel, all of whom have been granted stock-based incentive compensation. Over the past year we have reduced our work force and eliminated jobs to balance the size of our employee base with anticipated revenue levels. Reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and could also affect our ability to deliver products and solutions in a timely fashion and to provide a high level of customer service and support.

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

In 2002, we incurred a number of restructuring charges related to the resizing of our business. These efforts included additional facilities and equipment lease terminations, continuing expense management and headcount reductions. In 2003, we continued to restructure our operations including consolidating some office locations and reducing our global workforce by approximately 175 positions, or approximately 30% of the workforce. In 2004, we expanded our restructuring activities in an effort to reduce both short-term and long-term cash requirements. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the elimination of approximately 20% of employee positions and reduced use of third party contractors. Most recently, during the first six months of 2005, we restructured the lease for, and relocated, our headquarter facilities. We expect to continue to make determinations about the strategic future of our business and operations, and our ability to execute on such plans effectively could affect our future operations. A failure to execute successfully on such plans and to plan appropriately could cause our expenses to continue to outpace our revenues and our financial condition to significantly decline.

We may experience a decrease in market demand due to the slowed global economy, which has been further stymied by the concerns of terrorism, war and social and political instability.

Economic growth has slowed significantly in the United States and internationally. In addition, terrorist attacks across the world and turmoil and war in the Middle East have increased the uncertainty in the global economy and may further add to the decline in the international business environment. A substantial portion of our business is derived from international sales, and the continued decline in the global economy could have a more severe impact on our financial results than on the results of some of our competitors. The effects of terrorist attacks, particularly in Europe where we derive a significant portion of our revenue, and other similar events and the war in Iraq could contribute further to the slowdown of the already slumping market demand for goods and services, including digital communications software and services. If the global economy continues to decline as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, or as a result of war in the Middle East and elsewhere, we may experience decreases in the demand for our products and services, which may cause our operating results to decline.

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

As a provider of messaging and directory services, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via our services. We do not screen the content generated by our users or their customers, and we could be exposed to liability with respect to this content. Furthermore, some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. In some instances, we may be subject to criminal liability in connection with Internet content transmission.

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

Revenues from international sales accounted for 75% of our revenues in the six months ended June 30, 2005 and 54%, 62% and 68% of our revenues in 2002, 2003 and 2004, respectively. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

Following the conversion of the notes held by the General Atlantic Investors and the Cheung Kong Investors into Series E preferred stock and the amendment of the terms of our Series D preferred stock, as of June 30, 2005, the General Atlantic Investors beneficially own approximately 29% of our outstanding securities (which represents approximately 17.8% of the voting power) and the Cheung Kong Investors beneficially own approximately 20.4% of our outstanding securities (which represents approximately 19.2% of the voting power). In addition, the holders of our Series D preferred stock, which is controlled by the General Atlantic Investors, are entitled to elect one director and the Cheung Kong Investors have the right to elect one director. Currently, one of our directors is affiliated with General

Atlantic Investors and one of our directors is affiliated with the Cheung Kong Investors. As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, may have the ability, acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could delay or prevent a change in control or depress our stock price.

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

The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the three months ended June 30, 2005, the closing sale prices of our common stock on the Nasdaq National Market ranged from $0.75 on April 5, 2005 to $0.42 on May 24, 2005. More recently, on August 5, 2005, the closing sale price of our common stock was $0.33. Our stock price may further decline or fluctuate in response to any number of factors and events, such as announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

The following table presents the hypothetical changes in fair value in the 13.9% Notes at June 30, 2005. The value of the instrument is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (bps), 100 bps and 150 bps over a twelve-month time horizon. The base value represents the estimated traded fair market value of the notes.

	Valuation of borrowing given an interest rate decrease of X basis points			No change in interest rate	Valuation of borrowing given an interest rate increase of X basis points
	150 bps	100 bps	50 bps		50 bps	100 bps	150 bps
	(in thousands)
13.9% Notes	$4,817	$4,811	$4,806	$4,800	$4,794	$4,789	$4,783

As of June 30, 2005, we had cash and cash equivalents of $17.0 million and no investments in marketable securities and our long-term obligations consisted of our $18.0 million three year, 13.9% Notes due December 2008 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty; however, our exposure to foreign currency exchange rate risk is primarily associated with fluctuations in the Euro. We realized a net gain on foreign exchange of $1.3 million during the six months ended June 30, 2005. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our disclosure committee and management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective because we have not yet remediated the material weaknesses discussed in our Annual Report on Form 10-K/A as filed on May 2, 2005 for the year ended December 31, 2004. Specifically, as of December 31, 2004, we did not maintain effective controls over (i) lack of expertise and resources to analyze and apply generally accepted accounting principles to significant non-routine transactions, (ii) inadequate controls over period-end financial reporting processes, (iii) inadequate segregation of duties and (iv) inadequate controls over access to financial applications and data, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In light of these material weaknesses described more fully in our Form 10-K/A, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP). Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

During the first quarter of 2005, we began requiring passwords, which are changed every 90 days, to access critical systems and financial applications. However, there was no significant change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we believe that the remedial actions will result in correcting the material weaknesses in our internal controls, the exact timing of when the conditions will be corrected is dependent upon future events, which may or may not occur.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Equity Securities

None.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

We have made a change to our financial statements for the three and six months ended June 30, 2005, which were previously released via press release and furnished on a Form 8-K with the Securities and Exchange Commission on July 28, 2005. The previously reported amounts and the corrected amounts are as follows:

	Three months ended June 30, 2005		Six months ended June 30, 2005
	As reported	Corrected	As reported	Corrected
Cash and cash equivalents:	$16,993	$16,857	$16,993	$16,857
Total current assets	40,421	40,285	40,421	40,285
Total assets	56,285	56,149	56,285	56,149
Total shareholders’ deficit	(115,589)	(115,725)	(115,589)	(115,725)
Total liabilities and shareholders’ deficit	56,285	56,149	56,285	56,149
Other income (expense), net	2,531	2,395	4,377	4,241
Loss before provision for income taxes	(1,285)	(1,421)	(8,346)	(8,482)
Net loss	(1,401)	(1,537)	(8,770)	(8,906)
Accretion on mandatorily redeemable preferred stock	(6,515)	(6,516)	(11,792)	(11,793)
Net loss attributable to common shareholders’	(7,916)	(8,053)	(20,562)	(20,699)
Shares used in the per share calculations	29,358	29,369	28,356	28,361

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL PATH, INC.

By:	/s/ James A. Clark
James A. Clark
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: August 9, 2005

Exhibit Index

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