Form 10-Q
period 2005-09-30
CRITICAL PATH INC
filed 2005-11-09
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 000-25331

Critical Path, Inc.

A California Corporation	I.R.S. Employer No. 91-1788300

2 Harrison Street, 2nd Floor

San Francisco, California 94105

415-541-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, the Company had outstanding 37,295,837 shares of common stock, $0.001 par value per share (including 40,521 shares of Class A Non-Voting preference shares of our Nova Scotia subsidiary Critical Path Messaging Co. which can be exchanged at any time for our common stock upon the election of the holder).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2005
	(in thousands; unaudited)
Assets
Current assets
Cash and cash equivalents	$23,239	$20,486
Accounts receivable, net	19,667	13,274
Prepaid and other current assets	4,567	3,391

Total current assets	47,473	37,151
Property and equipment, net	11,379	6,302
Goodwill	6,613	6,613
Restricted cash	2,702	278
Other assets	1,032	1,678

Total assets	$69,199	$52,022

Liabilities, mandatorily redeemable preferred stock and shareholders’ deficit
Current liabilities
Accounts payable	$4,973	$2,439
Accrued liabilities	23,207	20,726
Deferred revenue	9,978	9,489
Capital lease and other obligations, current	1,067	137
Notes payable, current	5,565	—

Total current liabilities	44,790	32,791

Deferred revenue	173	970
Embedded derivative liability	5,173	2,527
Notes payable, net of current portion	8,875	17,585
Other liabilities, long-term	—	46

Total liabilities	59,011	53,919

Commitments and contingencies (see Note 8)
Mandatorily redeemable preferred stock, par value $0.001	122,377	116,874

Shareholders’ deficit
Common stock and additional paid-in-capital, par value $0.001: shares authorized: 200,000 shares issued and outstanding 21,182 and 37,296, respectively	2,174,496	2,180,595
Common stock warrants	5,947	5,947
Unearned compensation	(1,353)	(716)
Accumulated deficit	(2,290,725)	(2,300,657)
Accumulated other comprehensive loss	(554)	(3,940)

Total shareholders’ deficit	(112,189)	(118,771)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$69,199	$52,022

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts; unaudited)
Net revenue
Software licensing	$4,744	$5,593	$14,403	$14,810
Hosted messaging	4,621	3,309	12,675	12,048
Professional services	3,092	3,119	8,687	9,929
Maintenance and support	5,038	5,059	15,825	14,842

Total net revenue	17,495	17,080	51,590	51,629

Cost of net revenue
Software licensing	1,322	1,364	3,941	3,606
Hosted messaging	5,995	3,036	18,946	11,927
Professional services	2,667	2,270	8,796	6,993
Maintenance and support	1,422	1,442	4,193	4,542
Stock-based expense	—	63	5	168
Restructuring and other expenses	—	—	175	—

Total cost of net revenue	11,406	8,175	36,056	27,236

Gross profit	6,089	8,905	15,534	24,393

Operating expenses
Selling and marketing	5,242	4,206	18,216	12,780
Research and development	5,260	2,910	16,383	11,446
General and administrative	2,854	2,558	9,746	9,829
Stock-based expense	308	292	1,561	749
Restructuring expense	2,590	40	4,799	1,847

Total operating expenses	16,254	10,006	50,705	36,651

Operating loss	(10,165)	(1,101)	(35,171)	(12,258)

Other income (expense), net	(2,781)	1,357	7,448	5,598
Interest income (expense), net	(342)	(918)	(3,815)	(2,483)
Loss on extinguishment of debt	(12,783)	—	(12,783)	—

Loss before provision for income taxes	(26,071)	(662)	(44,321)	(9,143)

Provision for income taxes	(88)	(364)	(900)	(789)

Net loss	(26,159)	(1,026)	(45,221)	(9,932)

Accretion on mandatorily redeemable preferred stock	(4,193)	(3,519)	(10,689)	(15,311)

Net loss attributable to common shareholders	$(30,352)	$(4,545)	$(55,910)	$(25,243)

Net loss per share attributable to common shareholders – basic and diluted	$(1.43)	$(0.13)	$(2.65)	$(0.83)

Weighted average shares – basic and diluted	21,171	34,557	21,075	30,452

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2004	2005
	(in thousands; unaudited)
Cash flow from operating activities:
Net loss	$(45,221)	$(9,932)
Depreciation	7,160	5,715
Stock-based expense	1,566	917
Change in fair value of embedded derivative liabilities	(5,297)	(2,799)
Amortization	246	925
Loss (gain) on fixed asset disposals	(19)	199
Forgiveness of notes receivable	171	—
Restructuring charges, non-cash	2,166	1,453
Changes in assets and liabilities:
Accounts receivable	(3,543)	1,417
Other assets	(1,548)	(75)
Accounts payable	(39)	(1,188)
Accrued liabilities	2,235	(1,616)
Deferred revenue	1,139	1,481

Net cash used in operating activities	(25,936)	(3,503)

Cash flow from investing activities
Notes receivable from officers	240	—
Restricted cash	(2,702)	2,500
Purchases of property and equipment	(2,448)	(1,304)

Net cash (used in) provided by investing activities	(4,910)	1,196

Cash flow from financing activities
Proceeds from the issuance of convertible notes, net	30,165	7,000
Proceeds from the issuance of common stock, net	1,010	—
Proceeds from rights offering	3,965	—
Repayment of convertible notes	—	(5,565)
Payments on line of credit facility	(2,299)	—
Principal payments on note and lease obligations	(721)	(858)

Net cash provided by financing activities	32,120	577

Net change in cash and cash equivalents	1,273	(1,730)
Effect of exchange rates on cash and cash equivalents	(106)	(1,023)
Cash and cash equivalents, beginning of period	18,984	23,239

Cash and cash equivalents, end of period	$20,152	$20,486

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(In thousands; unaudited)

			Shareholders’ deficit
	Mandatorily redeemable preferred stock		Common stock and additional paid in capital	Common stock warrants	Unearned compensation	Accumulated deficit and other comprehensive loss	Total
	Amended Series D	Series E
Balance at December 31, 2004	$59,575	$62,802	$2,174,496	$5,947	$(1,353)	$(2,291,279)	$(112,189)
Accretion of dividend on mandatorily redeemable preferred stock	2,550	3,439	(5,989)	—	—	—	(5,989)
Accretion to redemption value for mandatorily redeemable preferred stock	3,384	6,400	(9,826)	—	—	—	(9,826)
Conversion of preferred stock to common stock	(10,055)	(11,221)	21,709	—	—	—	21,709
Common stock issued under Employee Stock Purchase Plan	—	—	5	—	—	—	5
Issuance of restricted stock, net	—	—	200	—	—	—	200
Unearned compensation related to grants of restricted stock	—	—	—	—	(255)	—	(255)
Amortization of unearned compensation	—	—	—	—	892	—	892
Foreign currency translation adjustments	—	—	—	—	—	(3,386)	(3,386)
Net loss	—	—	—	—	—	(9,932)	(9,932)

Balance at September 30, 2005	$55,454	$61,420	$2,180,595	$5,947	$(716)	$(2,304,597)	$(118,771)

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

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2004. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the Company’s opinion are necessary for a fair statement of its consolidated financial position, the results of operations, cash flows and shareholders’ deficit for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, included in the 2004 Form 10-K/A. The condensed consolidated statement of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for any subsequent periods or for the entire fiscal year ending December 31, 2005.

Liquidity and Capital Resources

The Company has focused on capital financing initiatives in order to maintain current and planned operations. The Company has operated at a loss since inception and its history of losses from operations and cash flow deficits, in combination with its cash balances, have raised concerns about the Company’s ability to fund its operations. Consequently, in 2003 and 2004 the Company secured additional funds through both debt and equity financing activities that involved the sale of convertible notes and the completion of a rights offering. Most recently, in December 2004 the Company drew $11.0 million from an $18.0 million round of debt financing and in March 2005, drew down the remaining $7.0 million. The Company is not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in December 2007. If the Company is unable to increase its revenues or if the Company is unable to reduce the amount of cash used by its operating activities, the Company may be required to undertake additional restructuring alternatives, or seek additional debt financing although its ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness.”

With the Company’s history of operating losses and cash used to support operating activities, the primary sources of capital have come from both debt and equity financings that have been completed over the past several years. The Company’s principal sources of liquidity include cash and cash equivalents. As of September 30, 2005, the Company had cash and cash equivalents available for operations totaling $20.5 million, of which $10.8 million was located in accounts outside the United States and is not readily available for domestic operations. However, the Company intends to pursue the investigation of restructuring its foreign subsidiaries which, if successful, may provide easier access to the repatriation of a greater portion of the cash located in accounts outside the United States. Additionally, the Company is currently evaluating the newly enacted American Jobs Creation Act of 2004 (the AJCA) and is not yet in a position to decide whether, or to what extent, the AJCA will enable the Company to repatriate foreign earnings that have not yet been remitted to the United States. As of September 30, 2005, the readily available cash resources in the United States were $9.7 million. In addition, as of September 30, 2005, the Company had $0.3 million of cash classified on its balance sheet as restricted cash which is primarily related to cash collateralized letters of credit primarily related to facility leases. This restricted cash is not readily available for operations.

Based on the Company’s recent financing activities, cash expected to be generated from operations and recent restructuring activities the Company believes that there is sufficient cash to meet cash operating requirements for the next 12 months as well as the on-going investments in capital equipment to support the Company’s research and development efforts. For the long-term, the Company believes that the operating activities will be able to provide the liquidity and capital resources sufficient to support the Company’s business. At September 30, 2005, the Company had no borrowings under its credit facility with Silicon Valley Bank because the borrowing availability had been eliminated and the Company was required to cash collateralize its letters of credit.

Ability to incur additional indebtedness

Subject to limited exceptions, the Company must seek the consent of it’s investors in order to incur any additional indebtedness. Additionally, under the terms of the Company’s line of credit, the Company is required to obtain the consent of Silicon Valley Bank to incur additional indebtedness.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)
Net loss attributable to common shares - as reported	$(30,352)	$(4,545)	$(55,910)	$(25,243)
Add:
Stock-based employee compensation expense included in reported net loss attributable to common shares	308	355	1,566	917
Deduct:
Total stock-based employee compensation expense determined under a fair value based method for all grants	(1,188)	(1,278)	(6,670)	(3,610)

Net loss attributable to common shares-pro forma	$(31,232)	$(5,468)	$(61,014)	$(27,936)

Basic and diluted net loss per share attributable to common shares-as reported	$(1.43)	$(0.13)	$(2.65)	$(0.83)

Basic and diluted net loss per share attributable to common shares-pro forma	$(1.48)	$(0.16)	$(2.90)	$(0.92)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, as prescribed by SFAS No. 123, using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Risk free interest rate	3.1%	4.2%	2.4-3.5%	3.7%-4.2%
Expected lives (in years)	4	4	4	4
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	135.4%	130.0%	119.6-138.5%	130.0%-142.0%

The Company calculated the fair value of the activity under the Employee Stock Purchase Plan using the Black-Scholes option pricing model, as prescribed by SFAS 123, using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Risk free interest rate	2.31%-3.66%	3.7%-4.0%	2.31%-3.66%	2.06%-4.0%
Expected lives (in years)	2	2	2	2
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	129.0%-139.8%	109.0-129.0%	129.0%-139.8%	109.0%-132.9%

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (FASB) Staff issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) No. 150-5, to address whether freestanding warrants and other similar share instruments would be subject to the requirements of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FSP FAS No. 150-5 clarifies the applicability of specific provisions of FAS No. 150 to puttable or mandatorily redeemable warrants and other similar instruments or shares, and their classification as either liabilities, temporary equity or equity. The guidance in FSP FAS No. 150-5 was effective for reporting periods beginning after June 30, 2005. This FSP, which the Company adopted in the third quarter of 2005, did not have a significant impact on the Company’s financial position and results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (APB) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. This statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes adoption of this new standard will not have a significant impact on its financial position and results of operations.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. In addition, SFAS No. 123R requires that the benefits of certain tax deductions in excess of recognized compensation expenses be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. The Company expects the adoption of SAB No. 107 will have a significant adverse impact on its financial position and results of operations in connection with SFAS No. 123R in the first quarter of 2006.

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

Note 2 — Restructuring Activities

The following table summarizes the strategic restructuring costs incurred by the Company during the nine months ended September 30, 2005.

	Workforce reduction	Facility and operations consolidation and other charges	Total
	(in thousands)
Liability at December 31, 2004	$201	$553	$754
Restructuring charge	342	1,505	1,847
Cash payments	(508)	(1,733)	(2,241)
Adjustments	(35)	(201)	(236)

Liability at September 30, 2005	$—	$123	$123

During 2003 and 2004, the Company restructured certain of its facility lease obligations, consolidated activities to lower cost locations and eliminated certain employee and contractor positions in an effort to reduce both short-term and long-term cash requirements. During the nine months ended September 30, 2004, the Company recorded restructuring charges totaling $4.8 million related to these activities, of which $2.6 million was recorded in the three months ended September 30, 2004.

During the nine months ended September 30, 2005, the Company recorded restructuring expenses totaling $1.8 million, of which $40,000 was recorded during the three months ended September 30, 2005. The restructuring charges recorded during 2005, related to the relocation of the Company’s headquarters facility as discussed below and the balance related to consolidation of data centers and the elimination of certain employee positions.

On May 5, 2005, the Company entered into the Second Amendment to Lease with PPF Off 345 Spear Street, L.P., to amend the Lease dated as of November 16 2001, as amended, under which the Company leases its headquarter facilities in San Francisco, California. Under the terms of the second amendment, the Company moved into new office space at 2 Harrison Street, 2nd Floor, San Francisco, California and vacated its facility at 350 The Embarcadero on June 29, 2005. The new office space into which the Company relocated is comprised of two suites consisting of approximately 22,881 square feet and will be leased for a term of five years, however; the Company has an early termination option whereby the Company can reduce the occupancy of the premises to one of the two suites after 18 months, subject to certain termination penalties. In connection with the second amendment, the Company made a lease termination payment related to the facility at 350 the Embarcadero totaling approximately $1.3 million during the three months ended June 30, 2005; however, the annual rent, on a cash basis, for the Company’s new headquarter facility will decline from approximately $2.5 million per year to less than approximately $0.7 million per year on average over the term of the lease.

At September 30, 2005, the Company carried a remaining restructuring liability of $0.1 million, the majority of which is expected to be utilized by September 30, 2006.

Note 3 — Goodwill

At September 30, 2005, the Company had $6.6 million of goodwill. In accordance with SFAS No. 142, the Company ceased amortizing its goodwill in January 2002.

Note 4 — Convertible Notes and Promissory Notes

5 3/4% Convertible Subordinated Notes

On the due date of April 1, 2005, the Company paid $5.7 million to retire the outstanding principal and accrued interest on the 5 3/4% Convertible Subordinated Notes.

13.9% Notes

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

At September 30, 2005, the 13.9% Notes were carried on the balance sheet as long-term “Notes payable” as follows (in thousands):

Proceeds from the issuance of the 13.9% Notes	$18,000
Less: proceeds allocated to the fair value of the Series F preferred stock warrant derivative instrument	(2,711)
Add: accretion to redemption value	595
Add: accrued interest	1,701

Carrying value of 13.9% Notes	$17,585

Note 5 — Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in thousands)
Net loss attributable to common shares	$(30,352)	$(4,545)	$(55,910)	$(25,243)
Foreign currency translation adjustments	(989)	(1,729)	(2,255)	(3,386)

	$(31,341)	$(6,274)	$(58,165)	$(27,629)

There were no tax effects allocated to any components of comprehensive loss during the three and nine months ended September 30, 2004 and 2005.

Note 6 — Net Loss per Share Attributed to Common Shareholders

Net loss per common share is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)
Net loss attributable to common shares	$(30,352)	$(4,545)	$(55,910)	$(25,243)
Weighted average shares outstanding	21,171	36,034	21,298	32,089
Weighted average shares subject to repurchase agreements	—	(1,477)	(223)	(1,637)

Shares used in the computation of basic and diluted net loss attributable to common shareholders per common share	21,171	34,557	21,075	30,452

Net loss attributable to common shareholders per common share	$(1.43)	$(0.13)	$(2.65)	$(0.83)

As of September 30, 2004 and 2005, there were 119.8 million and 112.5 million, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive.

Note 7 — Mandatorily Redeemable Preferred stock

Series D Cumulative Redeemable Convertible Preferred Stock

In December 2001, the Company completed a financing transaction with a group of investors and their affiliated entities. In connection with this financing transaction, the Company issued 4 million shares of its Series D Cumulative Redeemable Convertible Preferred Stock (“Series D preferred stock”), in a private offering, resulting in gross cash proceeds of approximately $30 million, and the simultaneous retirement of approximately $65 million in face value of the Company’s outstanding convertible subordinated notes. The investors were led by General Atlantic Partners LLC and affiliates and included Hutchison Whampoa Limited and affiliates and Vectis Group LLC and affiliates. In addition, General Atlantic LLC was granted warrants to purchase 0.6 million shares of the Company’s Common Stock in connection with this offering.

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

In July 2004, at a special meeting of shareholders, the Company’s shareholders approved proposals to amend and restate the certificate of determination of preferences of Series D preferred stock (the Amended Series D). As part of this amendment, the automatic redemption date was changed to July 2008 and the dividend accrual rate was reduced to 5 3/4%. The dividends which had accrued on the Series D preferred stock totaling approximately $12.2 million were recorded as a reduction to the carrying value of the Amended Series D. This amount was recorded as a reduction of the carrying amount of the Amended Series D and will accrete over the term of the Amended Series D. As of September 30, 2005 if the holders of Amended Series D preferred stock voluntarily opt to redeem, the conversion value of all Amended Series D preferred stock, as accreted, is $63.1 million. Additionally, the Amended Series D preferred stock contains a liquidation preference of $22 per share.

In January 2005, the Company converted approximately 0.6 million shares of Series D preferred stock, plus accrued dividends of $2.0 million, held by the Vectis Group LLC and affiliates into 6.7 million shares of common stock.

The following table sets forth the carrying value and liquidation values of the Amended Series D preferred stock (in thousands):

Beginning balance-Amended Series D preferred stock at December 31, 2004	$59,575
Add amortization and accretion	5,934
Less value of Series D preferred stock converted to common stock at September 30, 2005	(10,055)

Carrying value of Amended Series D preferred stock at September 30, 2005	$55,454

Liquidation value of Amended Series D preferred stock at September 30, 2005 (at $22 per share)	$77,452

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

During the nine months ended September 30, 2005, upon receiving notice from certain investors, the Company converted approximately 7.1 million shares of Series E preferred stock and accrued dividends into approximately 7.5 million shares of the Company’s Common Stock. As of September 30, 2005, there were approximately 48.8 million shares of Series E preferred stock outstanding.

The carrying value of the Series E preferred stock is as follows (in thousands):

Beginning balance-Series E preferred stock at December 31, 2004	$62,802
Add amortization and accretion	9,839
Less amount allocated to beneficial conversion feature	—
Less value of Series E preferred stock converted to common stock at September 30, 2005	(11,221)

Carrying value of Series E preferred stock at September 30, 2005	$61,420

Liquidation value of Series E preferred stock at September 30, 2005	$78,365

Series F Redeemable Convertible Preferred Stock

In December 2004, the Company’s Board of Directors authorized the issuance of up to 0.5 million shares of Series F Redeemable Convertible Preferred Stock (Series F preferred stock). The Series F preferred stock will rank equally with the Series E preferred stock, and will rank senior to all other capital stock with respect to rights on liquidation, dissolution and winding up. The Series F preferred stock will accrue dividends at a simple annual rate of 5 3/4% of the purchase price of $14.00 (equivalent to $1.40 per share on a common equivalent basis), whether or not declared by the board of directors. Dividends in respect of the Series F preferred stock will not be paid in cash but will be added to the value of the Series F preferred stock and will be taken into account for purposes of determining the liquidation and change in control preference, conversion rate and voting rights.

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

At September 30, 2005, no shares of Series F preferred stock were outstanding. Warrants to purchase 0.4 million shares of Series F preferred stock were issued and outstanding as of September 30, 2005 in connection with the issuance of the 13.9% Notes.

Accretion on Mandatorily Redeemable Preferred Stock

Accretion on mandatorily redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of our outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock. The following table sets forth the accretion on mandatorily redeemable preferred stock for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in thousands)
Accrued dividends	$2,094	$1,923	$4,673	$5,989
Accretion of the redemption value	2,099	1,596	6,016	9,322

	$4,193	$3,519	$10,689	$15,311

The total of mandatorily redeemable preferred stock accretion for the nine months ended September 30, 2005, as presented in the Condensed Consolidated Statement of Shareholders’ Deficit totals $15,773,000, and includes $462,000 of accelerated issuance cost accretion associated with the conversion of shares of the Company’s Series E preferred stock to common stock during the first nine months of 2005. This accelerated issuance cost accretion is appropriately excluded from the amounts presented in the table above for the nine months ended September 30, 2005. For the three months ended September 30, 2005, $132,000 of accelerated issuance cost accretion has been excluded from the table.

Note 8 — Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2014. Rent expense for the nine months ended September 30, 2005 totaled $2.9 million. Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending December 31
2005 (remaining three months ending December 31, 2005)	$29	$774
2006	90	2,708
2007	18	2,062
2008	—	1,761
2009	—	1,371
2010 and beyond		356

Total minimum lease payments	$137	$9,032

In connection with the Company’s acquisition of Critical Path Pacific in September 2002, the Company assumed a capital lease with a termination date of August 2006. During 2004, the Company negotiated the early termination of this capital lease and made final capital lease payments totaling approximately $0.2 million during the third quarter of 2005.

Other Contractual Obligations

The Company entered into other contractual obligations which total $4.4 million at September 30, 2005. These obligations are primarily associated with the future purchase of equipment and software, the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for the Company’s hosted operations. These obligations are expected to be completed over the next 2 years, including $3.0 million in the fourth quarter of 2005.

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

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed against us, and certain of our former officers and directors and underwriters connected with our initial public offering (IPO) of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased our common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased our common stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. We have reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment and no admission of liability. However, the settlement is subject to approval by the Court. The Company had not recorded a liability against this claim as of September 30, 2005.

Cable & Wireless Liquidating Trust. In August 2004, we received a demand letter from the Cable & Wireless Liquidating Trust, or the Trust, notifying us of the Trust’s claim that Cable & Wireless, USA, Inc. made preferential payment to us of approximately $1.1 million within the 90-day preference period before Cable & Wireless filed for bankruptcy. We do not believe that we received any preferential payments from Cable & Wireless and communicated our position to the Trust in a letter dated September 3, 2004. To our knowledge, no formal proceedings have been commenced based on this dispute. However, the Company intends to defend itself vigorously if the Trust pursues this claim. The Company had not recorded a liability against this claim as of September 30, 2005.

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

Note 9 — Subsequent Event

On October 6, 2005, members of the Company’s management met with the Nasdaq Listing Qualifications Panel to discuss the Company’s failure to meet Nasdaq’s minimum market value and minimum closing bid price requirements. The panel is expected to render a decision shortly with respect to the Company’s continued listing on the Nasdaq National Market. Such decision could result in the continued listing of the Company’s stock, an extension of time to achieve compliance with Nasdaq Marketplace Rules, or immediate delisting from the Nasdaq National Market. As a follow-up to the meeting with the Listing Qualifications Panel, the Company has submitted a plan to Nasdaq that, if approved by Nasdaq and the Company executes upon, the Company believes will allow it to regain compliance with the applicable Nasdaq Marketplace Rules and, as a result, remain listed on the Nasdaq National Market. The Company will remain listed on the Nasdaq National Market, pending the decision of the Listing Qualifications Panel.

On October 12, 2005, the Company received a letter from Nasdaq, notifying it that the Company’s failure to regain compliance with the minimum closing bid price requirement serves as an additional basis for the delisting of the Company’s common stock from the Nasdaq National Market. The Company believes that it can address this requirement through a reverse split that was approved by its shareholders on November 16, 2004. The Company intends to make a determination whether to execute a reverse stock split upon the final decision of Nasdaq’s Listing Qualifications Panel with whom Critical Path met on October 6, 2005.

If the Company is delisted from the Nasdaq National Market, the Company expects that its common stock will trade on the Over-the-Counter (OTC) Bulletin Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following disclosures contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” “proposed,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our ability to operate in the future, our ability to obtain funding, the adequacy of funds to meet anticipated operating needs, our future strategic, operational and financial plans, possible financing, strategic or business combination or divestiture transactions, anticipated or projected revenues, margins, expenses and operational growth, markets and potential customers for our products and services, the continued seasonality of our business, plans related to sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, anticipated restructuring and costs associated with our leases for our current facilities, our litigation strategy, use of future earnings, the features, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense reduction, the anticipated effect of the transition of our hosted messaging environment from an out-sourced model to one that we perform in-house, the effect of the repayment of debt, our ability to improve our internal control over financial reporting, our continued listing on the Nasdaq Stock Market, the hearing process with the Nasdaq Listing Qualifications Panel, our intention to execute on the proposed plan of compliance submitted to Nasdaq, including a reverse stock split, our listing on the OTC Bulletin Board in the event we are delisted from the Nasdaq Stock Market, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, our management of expenses and restructuring activities, failure to obtain additional financing on favorable terms or at all, the effect of the conversion of our preferred stock, the liquidation preference of our preferred stock, the accrual of dividends for our preferred stock, risks associated with our internal controls over financial reporting and our ability to address any material weaknesses in our internal controls over financial reporting, risks associated with an inability to maintain continued compliance with Nasdaq National Market listing requirements and delisting actions by such market, difficulties of forecasting future results due to our evolving business strategy, failure to meet sales and revenue forecasts, the emerging nature of the market for our products and services, turnover within and integration of senior management, board of directors members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which we do business, risks associated with our international operations, inability to predict future trading prices of our common stock which have fluctuated significantly in the past, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Additional Factors That May Affect Future Operating Results” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Overview

We deliver software and services that enable the rapid deployment of highly scalable value-added solutions for messaging and identity management. Our messaging and identity management solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs. Our messaging solutions, which are available both as licensed software and as hosted services, provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. Our identity management solutions are designed to reduce the burden on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, suppliers and customers.

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

We generate revenues from four primary sources:

Software license sales. Our messaging applications, which are marketed as components of our Memova Messaging offering, are usually sold as a perpetual license on a per-user basis, one for each person who might access the capabilities provided by the software. Our identity management software is usually sold as a perpetual license according to the number of data elements and different business systems being managed. These layered applications are usually licensed per user. Our Memova Anti-Abuse offering is usually sold as a term license on a per product basis and we expect that our Memova Mobile offering will generally be sold on a term licence basis.

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

Restructuring Initiatives

We have operated at a loss since our inception and as of September 30, 2005, we had an accumulated deficit of approximately $2.3 billion, which includes a $1.3 billion charge for impairment of goodwill and other long-lived assets that we recorded in fiscal year 2000. We have undertaken numerous restructuring initiatives in an effort to align our operating structure not only to the business and economic environments through which we have operated but also in response to our changing business in an effort to generate net income. For example:

•	During 2001, we evaluated our various products, services, facilities and the business plan under which we were operating. In connection with this review, we implemented and substantially completed a strategic restructuring plan that involved reorganizing and refocusing our product and service offerings, a reduction in workforce and a facilities and operations consolidation. By the end of 2001, we had divested all of the products and services deemed to be non-core to our continuing operations, reduced headcount by 44%, reduced the number of facilities by 65% and implemented other cost cutting measures, resulting in a significant reduction in overall operating expenses.

•	During 2002, we restructured to reduce our expense levels to be consistent with the then current business climate and eliminated 39 positions and terminated additional leases.

•	During 2003, we continued our restructuring initiatives in an effort to further reduce our operating expense levels and reduce our long-term cash obligations. We further consolidated office locations, restructured certain of our facility leases, reduced our global workforce by approximately 190 positions and outsourced certain positions and services to lower cost service providers.

•	During 2004, we expanded our restructuring activities in an effort to reduce both short-term and long-term cash requirements by focusing our business on messaging solutions for service providers. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area, the elimination of approximately 20% of our workforce and the reduced use of third party contractors. This effort began in August 2004 and continued into 2005.

•	During the nine months ended September 30, 2005, we recorded a restructuring charges totaling $1.8 million, of which, $1.3 million is related to the relocation of our headquarters facility as discussed below and the balance is related to consolidation of data centers and the elimination of certain employee positions.

On May 5, 2005, we entered into the Second Amendment to Lease with PPF Off 345 Spear Street, L.P., to amend the Lease dated as of November 16, 2001, as amended, under which we lease our headquarter facilities in San Francisco, California. Under the terms of the second amendment, we moved into new office space at 2 Harrison Street, 2nd Floor, San Francisco, California and vacated our facility at 350 The Embarcadero on June 29, 2005. The new office space into which we relocated is comprised of two suites consisting of approximately 22,881 square feet and will be leased for a term of five years, however; we have an early termination option whereby we can reduce the occupancy of the premises to one of the two suites after 18 months. In connection with the second amendment, we made a lease termination payment totaling approximately $1.3 million related to our former headquarter facility at 350 the Embarcadero during the three months ended June 30, 2005; however, the annual rent, on a cash basis, for our new headquarter facility will decline from approximately $2.5 million per year to less than approximately $0.7 million per year on average over the term of the lease.

In addition to these formal restructuring initiatives, we have sought to aggressively manage our cost structure, identifying incremental savings where possible. We intend to continue to aggressively manage our expenses while maintaining strong service levels to our customers. At September 30, 2005, we had a $0.1 million liability related to our restructuring activities, the majority of which we expect will be paid by September 30, 2006.

Nasdaq Listing Issues

On April 12, 2005, the Nasdaq Stock Market Inc. (Nasdaq) issued us notice that we were not in compliance with the minimum closing bid price requirement. On June 7, 2005, we received notice from Nasdaq that we were not in compliance with the minimum market value requirement and on September 7, 2005, we received a follow-up letter notifying us that our failure to regain compliance with the minimum market value requirement serves a basis for the delisting of our common stock from the Nasdaq National Market. On October 6, 2005, members of our management met with the Nasdaq Listing Qualifications Panel to discuss the our failure to meet Nasdaq’s minimum market value and minimum closing bid price requirements. The panel is expected to render a decision shortly with respect to our continued listing on the Nasdaq National Market. Such decision could result in the continued listing of our stock, an extension of time to achieve compliance with Nasdaq Marketplace Rules, or immediate delisting from the Nasdaq National Market. As a follow-up to the meeting with the Listing Qualifications Panel, we have submitted a plan to Nasdaq that, if approved by Nasdaq and we execute upon, we believe will allow us to regain compliance with the applicable Nasdaq Marketplace Rules and, as a result, remain listed on the Nasdaq National Market. We will remain listed on the Nasdaq National Market, pending the decision of the Listing Qualifications Panel.

On October 12, 2005, we received a letter from Nasdaq, notifying us that our failure to regain compliance with the minimum closing bid price requirement serves as an additional basis for the delisting of our common stock from the Nasdaq National Market. We believe that we can address this requirement through a reverse split that was approved by our shareholders on November 16, 2004. We intend to make a determination whether to execute a reverse stock split upon the final decision of Nasdaq’s Listing Qualifications Panel with whom we met on October 6, 2005. If we are delisted from the Nasdaq National Market, we expect that our common stock will trade on the Over-the-Counter (OTC) Bulletin Board.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources

We have focused on capital financing initiatives in order to maintain current and planned operations. We have operated at a loss since inception and our history of losses from operations and cash flow deficits, in combination with our cash balances, raise concerns about our ability to fund our operations. Consequently, in 2003 and 2004 we secured additional funds through both debt and equity financing activities that involved the sale of convertible notes and the completion of a rights offering. Most recently, in December 2004 we drew $11.0 million from an $18.0 million round of debt financing and in March 2005, we drew down the remaining $7.0 million. We are not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in December 2007. If we are unable to increase our revenues or if we are unable to reduce the amount of cash used by our operating activities, we may be required to undertake additional restructuring alternatives, or seek additional debt financing although our ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness.”

The following table sets forth our net losses attributable to common shareholders and the cash provided by (used in) our operating activities for the periods indicated:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands)
Net loss attributable to common shareholders	$(30,352)	$(4,545)	$25,807	-85%	$(55,910)	$(25,243)	$30,667	-55%
Net cash (used in) provided by operating activities	(3,857)	4,484	8,341	-216%	(25,936)	(3,503)	22,433	-86%

With our history of operating losses and cash used to support our operating activities, our primary sources of capital have come from both debt and equity financings that we have completed over the past several years. Our principal sources of liquidity include our cash and cash equivalents. As of September 30, 2005, we had cash and cash equivalents available for operations totaling $20.5 million, of which $10.8 million was located in accounts outside the United States and which is not readily available for our domestic operations. However, we intend to pursue the restructuring our foreign subsidiaries which, if successful, may provide us easier access to the repatriation of a greater portion of the cash located in accounts outside the United States. Additionally, we are currently evaluating the newly enacted American Jobs Creation Act of 2004 (the AJCA) and are not yet in a position to decide whether, or to what extent, the AJCA will enable us to repatriate foreign earnings that have not yet been remitted to the United States. Accordingly, our readily available cash resources in the United States as of September 30, 2005 were $9.7 million. In addition, as of September 30, 2005, we had $0.3 million of cash classified on our balance sheet as restricted cash which is primarily related to cash collateralized letters of credit primarily related to facility leases. This restricted cash is not readily available for operations.

Based on our recent financing activities, cash expected to be generated from operations and recent restructuring activities we believe that there is sufficient cash to meet cash operating requirements for the next 12 months as well as the on-going investments in capital equipment to support our research and development efforts. For the long-term, we believe that our operating activities will be able to provide the liquidity and capital resources sufficient to support our business. At September 30, 2005, we had no borrowings under our credit facility with Silicon Valley Bank because the borrowing availability had been eliminated and we were required to cash collateralize our letters of credit.

Cash and cash equivalents

The following table sets forth our cash and cash equivalents balances as of the dates indicated:

	December 31, 2004	September 30, 2005	Change
			$	%
	(in thousands)
Cash and cash equivalents	$23,239	$20,486	$(2,753)	-12%

Total cash and cash equivalents decreased primarily as a result of the cash used to support our operating activities partially offset by cash provided by both our investing and financing activities as set forth in the table below (in thousands):

Beginning balance at December 31, 2004	$23,239

Net cash used in operating activities	(3,503)
Net cash provided by investing activities	1,196
Net cash provided by financing activities	577

Net decrease in cash and cash equivalents	(1,730)
Effect of exchange rates on cash and cash equivalents	(1,023)

Ending balance at September 30, 2005	$20,486

Net cash used in operating activities. Our operating activities used $3.5 million of cash during the nine months ended September 30, 2005. This cash was used to support our net loss of $9.9 million, adjusted for non-cash items, including: depreciation and amortization of $6.6 million, decreases in the fair value of embedded derivative liabilities of $2.8 million and stock-based expenses of $0.9 million. Cash was used in operating activities associated with a $1.6 million decrease in accrued liabilities and a $1.2 million decrease in accounts payable. Cash was provided for operating activities by a $4.3 million decrease in accounts receivable and a $1.5 million increase in deferred revenue.

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

	December 31, 2004	September 30, 2005	Change
			$	%
	(dollars in thousands; DSOs in days)
Accounts receivable, net	$19,667	$13,274	$(6,393)	-33%
DSOs (a)	91	70	(21)	-23%

(a)	DSOs equal accounts receivable, net, at the end of the quarter, divided by the quotient of total net revenue for the respective quarterly period, divided by 90.

Accounts receivable balances and DSOs decreased primarily as a result of improved collections performance, particularly in Europe.

Our accrued liabilities decreased $1.6 million during the nine months ended September 30, 2005 primarily as a result of liabilities we have paid that were accrued for at December 31, 2004, and the declining cost of net revenues and operating expenses due to recent restructuring activities. Deferred revenue has increased during the nine months ended September 30, 2005 primarily as a result of the deferral of revenue from sales of our Memova Anti-Abuse offerings during the period due to the term nature of the end user licenses underlying the offering.

A number of non-cash items, such as: depreciation and amortization, stock-based expenses and certain restructuring charges have been charged to expense and impacted our net losses during the three and nine months ended September 30, 2005. To the extent these non- cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows. Our operating cash flows will be impacted in the future based on our operating results, our ability to collect our accounts receivable on a timely basis, and the timing of payments to our vendors for accounts payable.

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

Revenue generated from the sale of our products and services may not increase to a level that exceeds our expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Although we expect to continue to review our operating expenses, if we are not successful in achieving cost reductions or generating sufficient revenues, our cash flow from operations will be negatively impacted.

Net cash used by investing activities. Our investing activities provided $1.2 million of cash during the nine months ended September 30, 2005 primarily as a result of the release of restricted cash which collateralized the letter of credit for our facility at 350 The Embarcadero in San Francisco. The cash provided from the release of this letter of credit was partially offset by purchases of equipment primarily used to support the hosted messaging operations infrastructure and research and development efforts. We will be required to continue to make investments in capital equipment during 2005 to support our on-going research and development efforts and hosted data center expansion plans. We expect to fund these purchases through the use of our available cash resources and through leasing arrangements, if available, on terms we find acceptable.

Cash provided by financing activities. Our financing activities provided $0.6 million of cash during the nine months ended September 30, 2005 primarily as a result of the $7.0 million we drew in March 2005 from the $18.0 million round of debt financing we closed in December 2004 partially offset by the cash used to retire our then outstanding 5 3/4% Convertible Subordinated Notes and payments of capital leases.

Ability to incur additional indebtedness

Subject to limited exceptions, we must seek the consent of our investors in order to incur any additional indebtedness. Additionally, under the terms of our line of credit, we are required to obtain a consent from Silicon Valley Bank to incur additional indebtedness.

We have no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies. We continually evaluate potential acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize our cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. These alternatives could increase liquidity through the infusion of investment capital by third-party investors or decrease our liquidity as a result of our seeking to fund expansion into these markets. Such expansions might also cause an increase in capital expenditures and operating expenses.

Contractual Obligations and Commitments

The table below sets forth our significant cash obligations and commitments as of September 30, 2005.

	Total	Three months ending December 31, 2005	Fiscal year ending December 31,
			2006	2007	2008	2009	Thereafter
	(in thousands)
Mandatorily redeemable preferred stock	$166,932	$—	$—	$—	$166,932	$—	$—
13.9% Notes	26,792	—	—	26,792	—	—	—
Operating lease obligations	9,032	774	2,708	2,062	1,761	1,371	356
Capital lease obligations	137	29	90	18	—	—	—
Other purchase obligations (a)	4,359	3,033	1,136	190	—	—	—

	$204,696	$3,836	$3,934	$29,062	$168,153	$1,371	$356

(a)	Represent certain contractual obligations related to licensed software, maintenance contracts and network infrastructure storage costs.

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

The following table sets forth our results of operations for the three and nine months ended September 30, 2004 and 2005.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands, except per share amounts)
NET REVENUE
SW licensing	$4,744	$5,593	$849	18%	$14,403	$14,810	$407	3%
Hosted messaging	4,621	3,309	(1,312)	-28%	12,675	12,048	(627)	-5%
Professional services	3,092	3,119	27	1%	8,687	9,929	1,242	14%
Maintenance and support	5,038	5,059	21	0%	15,825	14,842	(983)	-6%

Total net revenue	17,495	17,080	(415)	-2%	51,590	51,629	39	0%

COST OF NET REVENUE
SW licensing	1,322	1,364	42	3%	3,941	3,606	(335)	-9%
Hosted messaging	5,995	3,036	(2,959)	-49%	18,946	11,927	(7,019)	-37%
Professional services	2,667	2,270	(397)	-15%	8,796	6,993	(1,803)	-20%
Maintenance and support	1,422	1,442	20	1%	4,193	4,542	349	8%
Stock-based expense	—	63	63	0%	5	168	163	3260%
Restructuring and other expenses	—	—	—	0%	175	—	(175)	-100%

Total cost of net revenue	11,406	8,175	(3,231)	-28%	36,056	27,236	(8,820)	-24%

GROSS PROFIT	6,089	8,905	2,816	46%	15,534	24,393	8,859	57%

OPERATING EXPENSES
Selling and marketing	5,242	4,206	(1,036)	-20%	18,216	12,780	(5,436)	-30%
Research and development	5,260	2,910	(2,350)	-45%	16,383	11,446	(4,937)	-30%
General and administrative	2,854	2,558	(296)	-10%	9,746	9,829	83	1%
Stock-based expense	308	292	(16)	-5%	1,561	749	(812)	-52%
Restructuring expense	2,590	40	(2,550)	-98%	4,799	1,847	(2,952)	-62%

Total operating expenses	16,254	10,006	(6,248)	-38%	50,705	36,651	(14,054)	-28%

OPERATING LOSS	(10,165)	(1,101)	9,064	-89%	(35,171)	(12,258)	22,913	-65%

Other income (expense), net	(2,781)	1,357	4,138	-149%	7,448	5,598	(1,850)	-25%
Interest income (expense)	(342)	(918)	(576)	168%	(3,815)	(2,483)	1,332	-35%
Loss on extinguishment of debt	(12,783)	—	12,783	-100%	(12,783)	—	12,783	-100%

Loss before provision for income taxes	(26,071)	(662)	25,409	-97%	(44,321)	(9,143)	35,178	-79%
Provision for income taxes	(88)	(364)	(276)	314%	(900)	(789)	111	-12%

NET LOSS	(26,159)	(1,026)	25,133	-96%	(45,221)	(9,932)	35,289	-78%
Accretion on mandatorily redeemable preferred stock	(4,193)	(3,519)	675	-16%	(10,689)	(15,311)	(4,622)	43%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(30,352)	$(4,545)	$25,808	-85%	$(55,910)	$(25,243)	$30,667	-55%

Basic and diluted net loss per share attributable to common shareholders	$(1.43)	$(0.13)	$1.30	-91%	$(2.65)	$(0.83)	$1.82	-69%

Weighted average shares - basic and diluted	21,171	34,557	13,386	63%	21,075	30,452	9,377	44%

NET REVENUE

Total net revenues decreased slightly during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily as a result of decreased revenue from our hosted messaging solutions, which was partially offset by increased revenue from our software licenses. Total net revenues remained relatively unchanged during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily as a result of increased revenue from our professional services and software licenses, which was almost equally offset by decreased revenue from our hosted messaging solutions and maintenance and support services.

We currently expect total net revenues to decrease during the three months ending December 31, 2005 as compared to the three months ended December 31, 2004 reflecting year-over-year decline in hosted revenues and, based upon analysis of current sales pipelines, we are not expecting the same seasonal strength in other revenues that we have historically experienced during the fourth quarter.

•	Software licensing. Software license revenue increased during the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 primarily due to (i) increased license sales of our identity management software, which is marketed as a component of our Memova Messaging offering, and (ii) revenue recognized from sales of our Memova Anti-Abuse offering which we did not offer during the nine months ended September 30, 2004. These increases were partially offset by decreased revenue from licenses of our messaging software platform.

•	Hosted messaging. Hosted messaging revenue decreased during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily due to recognition of revenue during the three months ended September 30, 2004 that was previously deferred pending final acceptance of our hosted email service with Virgin.net. There was no similar deferred revenue to be recognized during the three months ended September 30, 2005.

Hosted messaging revenue decreased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily as a result of customers reducing or terminating their usage of our hosted messaging solutions however, this decrease is partially offset by revenue recognized from our hosted messaging service with T-Mobile in 2005 until expiration of the contract on March 31, 2005. While these services were being provided to T-Mobile during the three and nine months ended September 30, 2004, we had not received final acceptance from T-Mobile on the installation of the service and therefore did not recognize any revenue from T-Mobile during such periods. We currently expect hosted messaging revenues for the three months ending December 31, 2005 to approximate the $3.0 million range.

•	Professional services. Although professional services revenue remained relatively unchanged for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, it increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily as a result of increased revenue from services projects in Europe and delivery of previously developed professional service solutions during the three and nine months ended September 30, 2005. During the nine months ended September 30, 2005, one client in Europe accounted for approximately 18% of professional services revenue.

•	Maintenance and support. Although maintenance and support revenue remained relatively unchanged for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, it decreased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily due to late renewals in early 2004 which generated increased revenue in 2004 which did not recur in 2005 and certain customers either not renewing maintenance or renewing at lower rates partially offset by new maintenance revenue associated with new license contracts.

During the three months ended September 30, 2005, we had one customer which accounted for 10% of our total revenue and during the three months ended June 30, 2005, we also had one customer which accounted for 13% of our total revenue. Additionally during the three months ended March 31, 2005, we had one customer which accounted for approximately 9% of our total revenue. These customers are not related. During the three month periods ended March 31, June 30 and September 30, 2004, we had no customers which accounted for 10% or more of our total revenue.

The following table sets forth our total revenues and percent of revenue by region for the three and nine months ended September 30, 2004 and 2005:

	Three months ended September 30,				Change		Nine months ended September 30,				Change
	2004		2005		$	%	2004		2005		$	%
	(in thousands)
North America	$5,028	29%	$4,587	27%	$(441)	-9%	$16,493	32%	$13,214	26%	$(3,279)	-20%

Europe	11,801	67%	11,917	70%	116	1%	32,705	63%	36,507	71%	3,802	12%
Latin America	345	2%	365	2%	20	6%	1,029	2%	891	2%	(138)	-13%
Asia pacific	321	2%	211	1%	(110)	-34%	1,363	3%	1,017	2%	(346)	-25%

Subtotal international	12,467	71%	12,493	73%	26	0%	35,097	68%	38,415	74%	3,318	9%

	$17,495	100%	$17,080	100%	$(415)	-2%	$51,590	100%	$51,629	100%	$39	0%

Although international revenues remained relatively unchanged for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, international revenues increased in total and as a proportion of our total revenue for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily due to growing demand within our existing European customer base and revenue recognized from our hosted messaging services. Revenue in North America decreased in total and as a proportion of our total revenue for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 primarily due to decreased sales of hosted messaging services as a result of customers terminating or reducing their hosted messaging services as well as decreased maintenance and support revenues.

COST OF NET REVENUE AND GROSS MARGIN

Cost of net revenue decreased for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 primarily as a result of reduced hosted messaging and professional services costs.

•	Software licensing. Software license cost of revenue consists primarily of third-party royalty costs. Although software license cost of revenues remained relatively unchanged during the three months ended September 30, 2005 as compared to September 30, 2004, software license cost of revenues decreased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease is primarily due to an increased proportion of revenue from our lower cost Memova Anti-Abuse products which is replacing sales of the lower margin third party products which we resell.

•	Hosted messaging. Hosted messaging cost of revenue consists primarily of costs incurred in the delivery and support of hosted messaging services, including employee related costs, depreciation and amortization expenses, Internet co-location and connection fees, hardware maintenance costs as well as other direct and allocated costs. Hosted messaging costs decreased during the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 primarily due to decreased outsourcing and equipment rental costs partially offset by increased employee related costs as a result of the transition to performing our hosted services in-house rather than being outsourced, which was one of the restructuring activities undertaken in 2004 and which continued into the nine months of 2005. This net decrease was also partially offset by the expensing of $0.6 million of previously deferred costs which were recognized in cost of revenue during the three months ended March 31, 2005 related to our hosted messaging service with T-Mobile. There were no deferred costs recognized related to T-Mobile during the three or nine months ended September 30, 2004.

•	Professional services. Professional services cost of revenue consists primarily of employee related and third party contractor costs providing installation, migration, training services and custom engineering for both our hosted messaging and licensed solutions as well as other direct and allocated costs. Professional services costs decreased for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 primarily due to a decrease in employee related costs as a result of our restructuring activities during 2004 and a decrease in the use of third-party contractors.

•	Maintenance and support. Maintenance and support cost of revenues consists primarily of employee related and third party contractor costs related to the customer support functions for both our hosted messaging and licensed solutions as well as other direct and allocated costs. Maintenance and support costs increased during the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 primarily due to an increase in employee related costs.

•	Stock-based expense. Stock-based expense represents the charges recorded in connection with modifications made to employee stock option plans, stock option grants to non-employee contractors and warrants issued to third parties as well as amortization of restricted stock-based compensation given to employees. Stock-based expenses increased during the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 primarily as a result of increased amortization of costs related to grants of restricted stock to certain employees during the latter half of 2004.

Our total gross margin, which is gross profit divided by total net revenue, increased to 52% for the three months ended September 30, 2005 from 35% for the three months ended September 30, 2004. Total gross margin for the nine months ended September 30, 2005 increased to 47% from 30% for the nine months ended September 30, 2004. These increases are primarily due to the decreases in our net cost of revenue as discussed above.

OPERATING EXPENSES

Total operating expenses decreased primarily due to reduced selling and marketing, research and development expenses, stock-based expenses and restructuring expenses.

•	Sales and marketing. Sales and marketing expenses consist primarily of employee costs, including commissions, as well as travel and entertainment, third party contractor costs, advertising, public relations, other marketing related costs as well as other direct and allocated costs.

•	Sales and marketing expenses decreased during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily as a result of a $0.5 million decrease in employee-related expenses and a $0.1 million decrease in travel and entertainment expenses primarily due to the termination of employees through our restructuring activities. Our sales and marketing staff decreased by 17 employees to an average of 48 employees for the three months ended September 30, 2005 from an average of 65 employees for the three months ended September 30, 2004. Additionally, facility related costs decreased $0.2 million and third-party contractor expenses decreased $0.1 million during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Sales and marketing expenses decreased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily as a result of a $3.2 million decrease in employee-related expenses and a $0.5 million decrease in travel and entertainment expenses primarily as a result of the termination of employees through our restructuring activities. Our sales and marketing staff decreased by 25 employees to an average of 50 employees for the nine months ended September 30, 2005 from an average of 75 employees for the nine months ended September 30, 2004. Additionally, facility related costs decreased $0.7 million and third-party contractor expenses decreased $0.3 million during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

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

Research and development expenses decreased during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily as a result of a $1.1 million decrease in employee-related expenses and a decrease of $0.4 million in third party contractor costs, primarily as a result of our restructuring activities which focused our development efforts on our core messaging products. Our research and development staff decreased by 32 employees, most of whom were involved in the development of non-core solutions, to an average of 85 employees for the three months ended September 30, 2005 from an average of 117 employees for the three months ended September 30, 2004. Additionally, depreciation expense decreased $0.9 million during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily as a result of the acceleration of depreciation in earlier periods on certain assets related to a messaging provisioning platform after it was determined the assets would be taken out of service before the end of their originally estimated useful life.

Research and development expenses decreased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily as a result of a $2.7 million decrease in employee related expenses and a decrease of $1.3 million in third party contractor costs, primarily as a result of our restructuring activities which focused our development efforts on our core messaging products. Our research and development staff decreased by 40 employees, most of whom were related to development of non-core solutions, to an average of 88 employees for the nine months ended September 30, 2005 from an average of 128 employees for the nine months ended September 30, 2004. Additionally, depreciation expense decreased $0.5 million during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily as a result of the acceleration of depreciation in earlier periods on certain assets related to a messaging provisioning platform after it was determined the assets would be taken out of service before the end of their originally estimated useful life and the expiration of the useful life of other assets used in our research and development efforts.

We are considering increasing our investment in research and development related to our Memova consumer offerings.

•	General and administrative. General and administrative expense consist primarily of employee-related costs, fees for outside professional services, insurance and other direct and allocated indirect costs.

General and administrative expenses decreased during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily due to a $0.2 million decrease in outside accounting fees.

General and administrative expenses increased slightly during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to a $1.2 million increase in accounting related fees related to our Sarbanes-Oxley 404 compliance project which was partially offset by a $0.4 million decrease in employee related costs, a $0.6 million decrease in connection with the severance agreement for our former chief executive officer during 2004 and a $0.1 million decrease in bad debt expenses reflecting our decreased accounts receivable balance at September 30, 2005. General and administrative staff decreased by 2 employees to an average of 55 employees for the nine months ended September 30, 2005 from an average of 57 employees for the nine months ended September 30, 2004.

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

•	Stock-based expense. Stock-based expense represents the charges recorded in connection with modifications made to employee stock option plans, stock option grants to non-employee contractors, warrants issued to third parties as well as amortization of certain stock-based compensation given to employees. Stock-based expenses for the nine months ended September 30, 2005 decreased primarily as a result of the charges we recorded in connection with the severance agreement between us and our former chief executive officer in 2004.

•	Restructuring expense. Restructuring expense consists primarily of costs associated with employee severance benefits, the consolidation of facilities and operations and exiting from the sale of non-core products as a result of our restructuring actions. The following table provides additional information with respect to the types of restructuring charges included in our operating expenses for the periods indicated.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands)
Employee severance benefits	$2,074	$31	$(2,043)	-99%	$3,869	$342	$(3,527)	-90%
Facility and operations consolidations	516	9	(507)	-98%	889	1,444	555	58%
Non-core product divestitures	—	—	—	0%	41	61	20	49%

	$2,590	$40	$(2,550)	-98%	$4,799	$1,847	$(2,952)	-62%

Total restructuring expense decreased during the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 primarily as a result of the reduced cost of employee severance benefits as the number of positions eliminated was reduced. Facility and operations consolidation restructuring costs decreased during the three months ended September 30, 2005 primarily as a result of completing the consolidation of our data centers. Facility and operations consolidation restructuring costs increased during the nine months ended September 30, 2005, primarily due to the $1.3 million lease termination payment as discussed in the above section captioned “Restructuring Initiatives.” At September 30, 2005, we had a $0.1 million liability related to our restructuring activities, the majority of which we expect will be paid by December 31, 2005.

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

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands)
Foreign exchange gain (loss)	$1,281	$1,681	$400	31%	$2,265	$2,855	$590	26%
Writeoff of option to purchase company	—	—	—	0%	(312)	—	312	-100%
Gain (loss) from changes in the fair value of derivative instruments	(4,263)	(125)	4,138	-97%	5,297	2,231	(3,066)	-58%
Other	201	(199)	(400)	-199%	198	512	314	159%

	$(2,781)	$1,357	$4,138	-149%	$7,448	$5,598	$(1,850)	-25%

Other income (expense), net, increased during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily as a result of the value of the derivative instruments increasing less during the three months ended September 30, 2005 than during the three months ended September 30, 2004 resulting in a reduction of the loss year-over-year. Other income (expense), net, decreased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily as a result of the value of the derivative instruments decreasing during the nine months ended September 30, 2005 than during the nine months ended September 30, 2004 resulting in a reduction of the gain year-over-year.

Our Series D preferred stock issued in 2001 and warrants to purchase shares of our Series F preferred stock issued in December 2004 and March 2005 contain derivative instruments. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the instruments to their fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. The estimated fair value of these derivative instruments at September 30, 2005 was $2.5 million.

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

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands)
Interest Income	$125	$101	$(24)	-19%	$297	$371	$74	25%
Senior Notes	(113)	—	113	-100%	(2,130)	—	2,130	-100%
5 3/4% Notes	(127)	—	127	-100%	(1,225)	—	1,225	-100%
13.9% Notes	—	(670)	(670)	0%	—	(1,693)	(1,693)	0%
Amortization of debt issuance costs	(69)	(217)	(148)	214%	(291)	(659)	(368)	126%
Line of credit facility	(100)	(12)	88	-88%	(285)	(189)	96	-34%
Capital leases and other long-term obligations	(58)	(120)	(62)	107%	(181)	(313)	(132)	73%

	$(342)	$(918)	$(576)	168%	$(3,815)	$(2,483)	$1,332	-35%

Interest expense, net, increased during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily as a result of the interest and amortization of debt issuance costs related to the 13.9% Notes issued in December 2004 and March 2005. Interest expense, net, decreased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily as a result of the conversion of the 10% Senior Convertible Notes (Senior Notes) to shares of Series E preferred stock in July 2004 and the retirement of the 5 3/4% Notes on April 1, 2005 partially offset by interest and amortization of debt issuance costs related to the 13.9% Notes issued in December 2004 and March 2005.

LOSS ON EXTINGUISHMENT OF DEBT

In November 2003, we executed an agreement to exchange approximately $32.8 million in face value convertible notes payable, held by a group of investors led by the Cheung Kong Group, for approximately 21.9 million shares of Series E preferred stock. At a special meeting in July 2004, we received shareholder approval for this transaction. As a result of the conversion, a non-cash charge of $12.8 million equal to the fair value of the Series E preferred stock less the carrying value of the related convertible notes payable, net of unamortized issuance costs, was recorded as of the date of the exchange as loss on extinguishment of debt.

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

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands)
Accrued dividends	$2,094	$1,923	$(171)	-8%	$4,673	$5,989	$1,316	28%
Accretion of the redemption value	2,099	1,596	(503)	-24%	6,016	9,322	3,306	55%

	$4,193	$3,519	$(674)	-16%	$10,689	$15,311	$4,622	43%

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

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The current requirements affecting us include (i) having total assets of at least $50 million, (ii) having total revenue of $50 million, (iii) maintaining a minimum market value of our common stock of $15 million, and (iv) maintaining a minimum closing bid price per share of $1.00. On September 7, 2005, the Nasdaq Stock Market Inc. issued us a letter that we failed to regain compliance with the minimum market value requirement. On October 12, 2005, we received notice from the Nasdaq Stock Market Inc. that we were not in compliance with the minimum closing bid price requirement. As a result of these notices, we are faced with delisting proceedings. On October 6, 2005, members of our management team met with the Nasdaq Listing Qualifications Panel to discuss our failure to meet the continued listing requirements. The Panel may determine to immediately delist our stock from the Nasdaq National Market or grant us an extension of time to regain compliance with the continued listing requirements. Even if we are able to regain compliance with these requirements for continued listing, we may nevertheless in the future be unable to comply with these or the other quantitative maintenance criteria or any of the other Nasdaq National Market’s listing requirements or other rules, or other markets listing requirements to the extent our stock is listed elsewhere, in the future. If we are delisted from the Nasdaq National Market, we expect our common stock to be listed on the Over-the-Counter (OTC) Bulletin Board. However, trading on the OTC Bulletin Board requires an application to be submitted by registered market makers and not by us. If one or more market makers do not submit this application and our stock is not listed on the OTC Bulletin Board, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

Our failure to continue to carefully manage expenses could require us to use substantial resources and cause our operating results to decline.

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

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in a given European subsidiary for any reason other than the operation of that subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from that subsidiary to any other foreign or domestic account. At September 30, 2005, approximately $10.8 million was held outside of the United States. Our inability to utilize this cash could slow our ability to grow our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline. In addition, approximately $0.3 of our cash is restricted, primarily to support our letters of credit related to certain facility leases and is therefore unavailable for our operating activities.

We may need to raise additional capital and may need to initiate other operational strategies to continue our operations.

In the future, we may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. Such financing may not be available in sufficient amounts or on terms acceptable to us. Furthermore, we would need to obtain consent from holders of two-thirds in principal amount of our outstanding 13.9% Notes in order to incur certain types of indebtedness. Additionally, we face a number of challenges in operating our business, including our ability to overcome viability concerns held by our current and prospective customers given our recent capital needs and the amount of resources necessary to maintain worldwide operations. Concerns about our long-term viability may cause our stock price to fall and impair our ability to raise additional capital and may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations. As a result, current and future customers may determine not to do business with us, which would cause our revenues to decline.

The conversion of our preferred stock would result in a substantial number of additional shares of common stock outstanding, which could decrease the price of our common stock.

Our preferred stock can be converted into common stock at anytime in the discretion of the holder of preferred stock. For example, during the three months ended September 30, 2005, at the request of certain holders of our Series E preferred stock, we converted approximately 2.1 million shares of Series E preferred stock into approximately 2.2 million shares of common stock. As of September 30, 2005, there were approximately 3.5 million shares of Series D preferred stock outstanding, which were convertible into approximately 42.0 million shares of common stock. In addition, we have approximately 48.8 million shares of Series E preferred stock outstanding, which are convertible as of September 30, 2005, at the option of the holders, into approximately 52.2 million shares of common stock. On May 5, 2005, we filed a registration statement pursuant to a demand from holders of Series E preferred stock to register 28.6 million shares of common stock issuable upon conversion of their shares of Series E preferred stock. We also have outstanding warrants to purchase 385,710 shares of Series F preferred stock which, if exercised, would initially be convertible into approximately 3.9 million shares of common stock. Any conversion of our preferred stock into common stock would increase the number of additional shares of common stock that may be sold into the market, which could substantially decrease the price of our common stock.

Our preferred stock carries a substantial liquidation preference, which could significantly impact the return to common equity holders upon an acquisition.

After any necessary payments have been made to the holders of $18 million in principal amount of our 13.9% Notes, in the event of liquidation, dissolution, winding up or change of control of Critical Path, the holders of Series E preferred stock would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such shares before any proceeds from the liquidation, dissolution or winding up is paid with respect to any other series or class of our capital stock. Accordingly, at September 30, 2005, the approximately 48.8 million shares of Series E preferred stock outstanding had an aggregate liquidation preference of approximately $78.4 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of Series D preferred stock would be entitled to receive the greater of $13.75 per share of Series D preferred stock plus all accrued dividends on such shares (which, as of September 30, 2005, would result in an aggregate liquidation preference of approximately $63.1 million) or $22 per share (which currently would equal a liquidation preference of $77.5 million) before any proceeds from the liquidation, dissolution, winding up or change in control is paid to holders of our common stock. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the liquidation preferences of our Series E preferred stock and our Series D preferred stock are paid in full. Consequently, although we would likely be required under applicable law to obtain the separate class approval of the holders of our common stock for a change of control or the sale of all or substantially all of the shares of Critical Path, it is possible that such a transaction could result in all or substantially all of the proceeds of such transaction being distributed to the holders of our Series E preferred stock and Series D preferred stock.

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

Currently, shares of Series D preferred stock and shares of Series E preferred stock accrue dividends at a rate of 5 3/4% per year. If the maximum amount of dividends accrue on the outstanding shares of Series D and Series E preferred stock prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 14.1 million shares to approximately 108.3 million shares of common stock.

Due to our evolving business strategy and the nature of the markets in which we compete, our future revenues are difficult to predict and our quarterly operating results may fluctuate.

We cannot accurately forecast our revenues as a result of our evolving business strategy and the emerging nature of the messaging and directory infrastructure market. Forecasting is further complicated by recent strategic and operational restructurings and may continue to be complicated by future such restructurings. In addition, our reliance on large dollar value transactions, as well as market fluctuations, can complicate our ability to forecast accurately. For example, we announced in recent guidance that current sales pipelines do not necessarily support prediction of a sequential increase in fourth quarter revenues, which is inconsistent with typical seasonal patterns. Our revenues in some past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect our operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

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

In addition to the factors set forth above, our GAAP financial results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the year ended December 31, 2004, we incurred stock-based compensation expense of $1.9 million and $0.9 million for the nine months ended September 30, 2005 relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

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

We have in the past, and will continue in the future, to evaluate the performance of our business operations and, where appropriate, invest further in certain business operations, and reduce investment or divest other business operations.

In the past, due to the underperformance of some of our business operations, we have elected to divest or discontinue certain of these business operations through termination, sale or other disposition. Furthermore, we may choose to divest certain business operations based on our management’s perception of their future growth, even if such operations have been profitable historically. Decisions to eliminate or limit certain business operations have involved in the past, and could in the future involve, the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on the trading price of our common stock and otherwise seriously harm our business.

Management through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2004. We have taken actions to begin to address those material weaknesses. Management filed its final report relating to its assessment of the effectiveness of internal control over financial reporting on May 2, 2005. Our inability to remedy our material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of our common stock. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

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

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the nine months ended September 30, 2005, our top ten customers accounted for approximately 39% of our total revenues and for the years ended December 31, 2002, 2003 and 2004, our top 10 customers accounted for approximately 31%, 27% and 34%, respectively, of our total revenues. During the three months ended September 30, 2005, we had one customer which accounted for 10% of our total revenue. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

In addition, a number of our customers, particularly for our hosted services business and in the technology industry, have also suffered from falling revenue. For example, the telecommunications industry during the nine months ended September 30, 2005, accounted for approximately 35% of the revenues from our top ten customers whereas for the fiscal years ended December 31, 2002, 2003 and 2004 it accounted for approximately 44%, 52% and 57%, respectively, of the revenues from our top ten customers. The relative financial performance of our customers will continue to impact our sales cycles and our ability to attract new business. Worldwide technology spending has also decreased in recent quarters across all industries. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer would reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

Our sales cycle is lengthy, and any delays or cancellations in orders in a particular quarter could cause our operating results to be below expectations, which may cause our stock price to decline.

Because we sell complex and sophisticated technology, our sales cycle, in particular with respect to our software solutions, can be long and unpredictable, often taking between four to 18 months. Because of the nature of our product and service offerings it can take many months of customer education and product evaluation before a purchase decision is made. Further, and particularly with regard to newer subscription based offerings, the deployment process following customer trials can add several months prior to the generation of revenue. In addition, many factors can influence the decision to purchase our product and service offerings including budgetary constraints and decreases in capital expenditures, quarterly fluctuations in operating results of customers and potential customers, the emerging and evolving nature of the internet-based services and wireless services markets. Furthermore, general global economic conditions, and weakness in global securities markets, continuing recessionary spending levels, and a protracted slowdown in technology spending in particular, have further lengthened and affected our sales cycle. Such factors have led to and could continue to lead to delays and postponements in purchasing decisions and in many cases cancellations of anticipated orders. Any delay or cancellation in sales of our products or services could cause our operating results to be lower than those projected and cause our stock price to decline.

If we are unable to successfully compete in our product market, our ability to retain our customers and attract new customers could decline.

Because we have a variety of messaging and directory infrastructure products and services, we encounter different competitors at each level of our products and services. Our primary competitors of our messaging solutions include Sun Microsystems’ iPlanet, OpenWave Systems, Inc., Mirapoint, Inc., IronPort Systems, Inc., Comverse, Inc. and Microsoft Corporation and in the market for mobile email services, we primarily compete with Intellisync Corporation, Visto, Inc., Seven Networks, Inc. and Oz Communications, Inc. In the identity management market, we compete primarily with Sun Microsystems’ iPlanet, Microsoft Corporation, IBM Corporation, Siemens Corporation, Computer Associates and Novell Corporation. Our competitors for customers seeking outsourced hosted messaging solutions include Outblaze Limited and BlueTie, Inc. If we are unable to successfully compete in our product market, our ability to retain our customers and attract new customers could decline.

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

We have experienced significant turnover of senior management and our current management team has been together for a limited time, which could slow the growth of our business and cause our operating results to decline.

Throughout 2004 we announced a series of changes in our management that included the departure of many senior executives, and there have also been many changes in our board of directors. Two of our directors joined us in 2005 and many of the members of our current board of directors and senior executives joined us in 2004. Further, we may continue to make additional changes to our senior management team. If our new management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. We do not have long-term employment agreements with any of our executive officers. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives, which could slow the growth of our business and cause our operating results to decline. For these reasons, our shareholders may lose confidence in our management team and decide to dispose of our common stock, which could cause the price of our common stock to decline.

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

We may face continued technical, operational and strategic challenges preventing us from successfully integrating acquired businesses.

Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. The integration of acquired businesses has been and will continue to be a complex, time consuming and expensive process, which may disrupt and distract our management. With respect to integration, we must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. In addition to the added costs of the acquisitions, we may not ultimately achieve the anticipated benefits from such acquisitions.

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

Revenues from international sales accounted for 74% of our revenues in the nine months ended September 30, 2005 and 54%, 62% and 68% of our revenues in 2002, 2003 and 2004, respectively. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

The debt and significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors may limit the ability of our other shareholders to influence significant corporate decisions which could delay or prevent a change of control or depress our stock price.

As of September 30, 2005, the General Atlantic Investors beneficially own approximately 29.2% of our outstanding securities (which represents approximately 17.9% of the voting power) and the Cheung Kong Investors beneficially own approximately 20.5% of our outstanding securities (which represents approximately 19.3% of the voting power). In addition, the holders of our Series D preferred stock, which is controlled by the General Atlantic Investors, are entitled to elect one director and the Cheung Kong Investors have the right to nominate one director. Currently, one of our directors is affiliated with General Atlantic Investors and one of our directors is affiliated with the Cheung Kong Investors. As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, may have the ability, acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could delay or prevent a change in control or depress our stock price.

The General Atlantic Investors and the Cheung Kong Investors also hold a significant portion of our outstanding 13.9% Notes, which require us to obtain their consent before taking certain corporate actions (for example, incurring indebtedness or selling assets) that would not otherwise require the consent of our shareholders. As a result, we may not be able to execute a transaction favored by management if we are not able to obtain their consent.

The debt and significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors may result in potential conflicts of interests, which could adversely affect the holders of our common stock, delay a change in control and depress our stock price.

The debt and significant equity ownership by each of the General Atlantic Investors and the Cheung Kong Investors could create conflicts of interest between these majority shareholders and our other shareholders and between the General Atlantic Investors and the Cheung Kong Investors. For example, the General Atlantic Investors and the Cheung Kong Investors may only approve a change in control transaction that results in the payment of their liquidation preference even if our other shareholders oppose the transaction, which could depress the price of our common stock. Alternatively, the General Atlantic Investors and the Cheung Kong Investors may prevent or delay a corporate transaction that is favored by our other shareholders. In addition, it is also possible that the risk that the General Atlantic Investors and the Cheung Kong Investors may disagree on approving a significant corporate transaction, for example a change in control transaction, could limit the number of potential partners willing to pursue such a transaction with us or limit the price that investors might be willing to pay for future shares of our common stock.

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

The trading price of our common stock has and may continue to experience volatility, wide fluctuations and declines. For example, during the three months ended September 30, 2005, the closing sale prices of our common stock on the Nasdaq National Market ranged from $0.61 to $0.31. More recently, on November 7, 2005, the closing sale price of our common stock was $0.44. Our stock price may further decline or fluctuate in response to any number of factors and events, such as announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, and our ability to remain listed on the Nasdaq National Market, regardless of our operating performance or other factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents the hypothetical changes in fair value in the 13.9% Notes at September 30, 2005. The value of the instrument is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (bps), 100 bps and 150 bps over a twelve-month time horizon. The base value represents the estimated traded fair market value of the notes.

	Valuation of borrowing given an interest rate decrease of X basis points			No change in interest rate	Valuation of borrowing given an interest rate increase of X basis points
	150 bps	100 bps	50 bps		50 bps	100 bps	150 bps
	(in thousands)
13.9% Notes	$6,525	$6,517	$6,508	$6,500	$6,492	$6,484	$6,475

As of September 30, 2005, we had cash and cash equivalents of $20.5 million and no investments in marketable securities and our long-term obligations consisted of our $18.0 million three year, 13.9% Notes due December 2007 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty; however, our exposure to foreign currency exchange rate risk is primarily associated with fluctuations in the Euro. We realized a net gain on foreign exchange of $2.9 million during the nine months ended September 30, 2005. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

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

Proposed Changes in Internal Control Over Financial Reporting

Our management has discussed the material weaknesses as previously disclosed in Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2004 and other deficiencies with our audit committee. In an effort to remediate the identified material weaknesses and other deficiencies, we intend to implement remedial measures, including, but not limited to the following:

•	engaging expert resources to assist with worldwide tax planning and compliance and to review our overall corporate structure;

•	engaging consultants to assist in the application of GAAP to complex issues on a quarterly basis;

•	hiring additional accounting personnel to focus on our ongoing remediation initiatives and compliance efforts;

•	implementing consistent accounting and professional services time reporting systems worldwide;

•	improving our documentation and training related to policies and procedures for the controls related to our significant accounts and processes;

•	improving our documentation and training regarding revenue recognition procedures and reviews;

•	improving control and monitoring over access to data and information systems;

•	re-allocating and/or relocating duties of finance personnel to enhance segregation of duties; and

•	implementing consistent financial application systems (including but not limited to general ledger, purchasing, fixed asset and time tracking systems) on a worldwide basis.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2005, we began requiring passwords, which are changed every 90 days, to access critical systems and financial applications.

In connection with the financial reporting process for the three month period ended September 30, 2005, we have taken the following actions in an effort to remediate our material weaknesses, as previously disclosed in Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2004, by December 31, 2005. With respect to our identified material weaknesses:

We have engaged an external third party as our expert resource to assist us in the application of generally accepted accounting principles to our significant non-routine accounting transactions.

In addition to requiring password changes to access critical systems and financial applications, we have: (i) implemented monthly reviews of our employee’s access to critical systems and financial applications; and (ii) implemented change control procedures with respect to our critical systems and financial applications.

There were no other significant changes in our internal control over financial reporting that occurred during the financial reporting process for the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2005

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