Form 10-K
period 2005-12-31
CRITICAL PATH INC
filed 2006-04-04
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-25331

CRITICAL PATH, INC.

(Exact name of Registrant as specified in its charter)

California	911788300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 Harrison Street, 2nd Floor San Francisco, California	94105
(address of principal executive offices)	(zip code)

(415) 541-2500

(Registrant’s telephone number, including area code)

None

(Securities registered pursuant to Section 12(b) of the Act)

Common Stock, Series C

Participating Preferred Stock Purchase Rights

(Securities registered pursuant to Section 12(g) of the Act and Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.    Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant was approximately $12,207,703 as of June 30, 2005, based on the closing price of the Common Stock as reported on the Nasdaq National Market for that date. Shares of common stock held as of June 30, 2005 by each director and executive officer of the Registrant, as well as shares held by each holder of more than 10% of the common stock known to the Registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

There were 37,508,319 shares of the Registrant’s Common Stock issued and outstanding on March 1, 2006.

Critical Path, Inc.

This Annual Report and the following disclosure contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” “proposed,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our ability to operate in the future, our ability to obtain funding, the adequacy of funds to meet anticipated operating needs, our future strategic, operational and financial plans, possible financing, strategic or business combination transactions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, the continued seasonality of our business, development and timing of release of new and upgraded products and service offerings, plans related to sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, our litigation strategy, use of future earnings, the features, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense reduction, the effect of the repayment of debt, our ability to improve our internal control over financial reporting, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, failure to meet sales and revenue forecasts, our management of expenses and restructuring activities, failure to obtain additional financing on favorable terms or at all, the effect of the conversion of our preferred stock, the liquidation preference of our preferred stock, the accrual of dividends for our preferred stock, risks associated with our internal controls over financial reporting and our ability to address any material weaknesses in our internal controls over financial reporting, difficulties of forecasting future results due to our evolving business strategy, the emerging nature of the market for our products and services, turnover within and integration of senior management, board of directors, members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which we do business, risks associated with our international operations, inability to predict future trading prices of our common stock which have fluctuated significantly in the past, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

PART I

ITEM 1. BUSINESS

Overview

We deliver software and services that enable the rapid deployment of highly scalable valued-added solutions for consumer messaging and identity management. Our messaging and identity management solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs. Our messaging solutions provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. Our identity management solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates, and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, suppliers, and customers.

Messaging. Our messaging applications are typically licensed by telecommunications carriers, service providers and some government agencies, and some highly distributed enterprises for deployment in their data centers. These licenses are usually sold as a perpetual license on a per-user basis, one for each person who might access the capabilities provided by the software. Revenues from our anti-abuse applications are generally recognized over a term of twelve months. In 2005, we also offered our messaging solutions as hosted services, where we provided access to and hosted email, personal information management such as calendar and contacts, resource scheduling, and “newsgroups” over the Internet and wireless networks for enterprises, telecommunications operators, and, for certain services, consumers. In January 2006, we sold certain assets from our hosted messaging business and do not intend to continue to offer these services in the future.

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

In 2004, we began to focus our marketing and product development efforts in the messaging market on consumer messaging solutions for service providers. In order to communicate this focus to the marketplace, we introduced a new brand of solutions and new brand image in February 2005. The new brand—Memova™—will be used with our messaging solutions, including Memova™ Messaging, Memova™ Mobile and Memova™ Anti-Abuse. The new Memova brand is intended to bring with it a more innovative, consumer-oriented image for us, better differentiating us from our competitors and strengthening the market’s perception of us as a provider of mobile and broadband messaging solutions for the consumer mass market.

Our identity management solutions are designed to extend the benefits of lower helpdesk costs, increased security and easier implementation of regulatory compliance to an organization’s applications, databases, directories and systems. Identity data, such as names, user ids, passwords, email addresses, phone numbers, group affiliations, roles and access rights are critical to our messaging solutions. The data tends to be scattered throughout disparate data systems in an organization and with our solutions allows it to be consolidated according to highly customizable business rules into a consistent, accurate profile of each user. Then, using customer-specified policies, appropriate portions of this clean identity data are automatically distributed to all applications and systems that depend upon having accurate, up-to-date information about each user. This reduces the need for manual processes, reducing errors and delays that can add costs and make organizations less secure. Our target markets for our identity management solutions include some carriers, enterprises, carriers service providers and governments.

Messaging Solutions

Our messaging solutions include: Memova Messaging, Memova Mobile and Memova Anti-Abuse.

•	Memova™ Messaging—An integrated platform for service providers that provides email, as well as other value-added messaging services that are accessible via wireless devices, the web, and desktop email clients, such as Microsoft® Outlook®. Value-added messaging services enabled by the Memova Messaging platform include:

•	Universal Contacts—centrally stores end-user contact lists on the service provider’s network server so that contacts can be integrated with other applications, including email, instant messaging, text messaging, VoIP, etc. The centralized contact list is also universally accessible from any device, including PCs, mobile phones and PDAs and is kept synchronized across applications and devices.

•	Digital Life—enables users to easily exchange photos, videos, music and other multimedia content with members of their online community. The multimedia content is stored on the service provider’s network server and is tied to the user’s universal contact list.

•	Media Mail—enables email users to share very large files without replicating data storage.

Memova Messaging software components, which can be sold individually or bundled to provide specific solutions, such as those above, include:

•	Critical Path Messaging Server—Highly scalable messaging server that enables the delivery of services from email and multimedia messaging services to unified messaging and next generation voicemail services.

•	Critical Path Personal Address Book Server—Provides centralized storage of contact information used by our messaging applications.

•	Critical Path Calendar Server—Offers sophisticated collaboration features such as group scheduling and availability lookup and shared access to calendars and task lists.

•	Critical Path Internet File Server—Provides global sharing of files, both for enterprise collaboration and for extending MMS multimedia files to the web for easy storage and sharing.

•	Critical Path Notification Server—Automatically generates alerts via SMS, WAP Push, email, or instant messaging over AOL®, Yahoo!® or MSN® Instant Messaging based on user-specified events in Critical Path and third-party applications.

•	Critical Path Presentation Server—Standards-based, carrier-class application server that enables the delivery of tightly integrated collaborative applications into a highly customized and personalized interface.

•	Critical Path Short Message Service (SMS) Access Server—Provides a bridge that connects the various incompatible SMS operator systems to create a single, common environment for delivering enhanced services to help drive traffic and create new revenue opportunities.

•	Critical Path SyncML Server—Open, standards-based software server that enables the synchronization of contacts, events and tasks among wireless devices and integrated carrier applications.

•	Critical Path Directory Server—Provides a highly scalable, central repository for user profile information and other data shared by multiple systems and applications

•	Memova™ Mobile—Allows delivery of low-cost “push” email to simple, inexpensive mass-market mobile telephones that support MMS. Consumers can choose to have selected email messages from any POP, IMAP or webDAV-enabled email account pushed to their mobile phone, and they can select which senders to allow on the mobile device. The Memova™ Mobile solution offers simplified configuration, using standard text messages or a Web/WAP-based user interface. No software installation is required on the handset. In February of 2006, Critical Path announced an extension of Memova Mobile, that allows simple content discovery from a mobile device and the ability to push content, such as music, blogs, news and other multimedia content—in addition to email—to inexpensive mass-market mobile devices based on user subscriptions to the specific content.

•	Memova™ Anti-Abuse—Provides protection against spam, viruses and other malicious attacks before they can enter or exit the end-customer’s mail system. For convenience, the product is offered as an appliance and combines sophisticated mail traffic shaping with third-party content analysis to deliver a high overall abuse capture rate at a low total cost of ownership. Additionally, Critical Path offers premium third-party software services as a deployment option for our messaging customers.

•	In late 2004 we launched the first release of the Memova™ Anti-Abuse Appliance (branded as the A-1000), which features Critical Path traffic management capabilities and integrated third-party anti-virus and anti-spam protection. More than sixteen global service providers and large enterprise customers have implemented the A-1000 appliance since its initial release.

•	In the second quarter of 2006, we intend to introduce the C-2000 appliance. The Memova™ Anti-Abuse C-2000 is a premium anti-abuse offering targeted at service providers and enterprises who wish to offer their customers a higher level of anti-spam protection with the additional benefit of anti-phishing protection.

Critical Path currently offers messaging solutions as licensed software for on-premise deployment. Our licensed software and professional consultants help customers integrate products into their other applications and systems and offer a wide range of options for customization. In 2005, Critical Path’s messaging solutions were available as both licensed software and as hosted services. In January 2006, we completed the sale to Tucows.com Co. of certain assets related to the hosting portion of our messaging solutions. As a result, we no longer intend to provide our messaging solutions on a hosted basis.

Identity Management Solutions

Critical Path’s identity management solutions organize and manage user identity information, such as names, user ids, passwords, email addresses, telephone numbers, group affiliations, roles and access rights, for applications, databases, directories and operating systems. They offer high scalability, capable of supporting millions of entries with a single deployment.

Our identity management solutions include:

•	Data & Directory Integration—Assists organizations to reduce costs and improve the accuracy of information by consolidating critical data that are typically scattered throughout various business data systems into centralized profiles of each user. In addition, allows business rules for updating this data to be established and enforced so that accurate, current information can be synchronized and distributed to all appropriate applications and systems. This enables applications such as whitepages directories to be deployed easily and reliably and for operating system infrastructure, such as Microsoft’s Active Directory, to be integrated with services from other vendors.

•	User Provisioning—Assists organizations in reducing the cost of administering user accounts and increases information security by consolidating user profiles and centralizing processes for provisioning and de-provisioning user accounts across applications and systems. Allows employees, contractors, partners and customers to be granted access to crucial information resources, or have access removed, quickly and accurately.

•	Password Management—Assists organizations in improving security and reduces helpdesk calls by automating and providing self-service interfaces for deploying passwords for each user across multiple applications and systems. Administrators can update passwords for all of a user’s applications, databases and operating systems from a central location. Users can take advantage of self-service interfaces to change passwords or reset forgotten passwords without requiring assistance from helpdesk or IT personnel. Automating such labor-intensive tasks reduces errors and frees up helpdesk staff for other activities, leading to a variety of potential benefits such as cost savings, increased user productivity and reduced security vulnerabilities.

Individual software components used in our Identity Management solutions include:

•	Critical Path Directory Server—Provides a highly scalable, central repository for user profile information and other data shared by multiple systems and applications. This high volume LDAP directory is deployed in numerous critical environments, including security infrastructure for enterprise intranets and extranets, online banking services, Internet postal services, telecommunications carriers and government services. Optional hot-standby support provides automatic failover and disaster recovery.

•	Critical Path Meta-Directory Server—Consolidates user identity information that is scattered among disparate data systems and integrates it according to highly customizable business rules into a consistent, accurate profile for each user. Then, using customer-specified policies, appropriate portions of this clean identity data are automatically distributed to all applications and systems that depend upon having accurate, up-to-date information about each user. This can reduce errors and delays that drive up helpdesk costs.

Target Markets, Customers and Strategic Alliances

Customers and Target Markets

We offer messaging and identity management solutions to enterprises, wireless carriers and telecommunications providers, broadband companies and service providers, enterprises and other governmental agencies throughout the world.

•

Wireless Carriers and Telecommunications Providers—We believe that wireless carriers are looking for ways to deliver differentiated services that will spur consumption of data and voice traffic, enable new premiums to be charged, attract new subscribers and retain subscribers longer. We offer a broad range of rich, integrated messaging and collaboration applications as well as identity management infrastructure that work together to share and process data. With a proven ability to scale up to millions of subscribers per installation and a dedication to open standards that provides extensibility and investment protection, our software enables carriers to deliver a wide range of customized services, such as email, personal information management, premium MMS and SMS services, and unified communications, to both consumers and business users from a single platform.

•	Broadband Companies and Service Providers—We believe that broadband providers such as cable, satellite and DSL operators are continually looking to offer differentiated services that can take advantage of the high bandwidth they are providing to their subscribers. Our messaging solutions enable multimedia content to be integrated with rich messaging and collaboration applications designed to create premium services that attract new subscribers, increase loyalty and retain subscribers longer. We believe ease of deployment of our software enables providers to reliably and incrementally roll out new services as their business expands. Our scalability handles growing subscriber bases smoothly.

•	Government Agencies and Postal Authorities—Governments and postal authorities are increasingly becoming providers of digital services, both internally for employees, contractors and suppliers as well as externally to citizens and residents. Delivering services on a national scale to highly distributed users depends upon having strongly-managed identities and robust communications. Our identity management solutions enable agencies to create centralized repositories of identity information for keeping track of which users are allowed access to which services, particularly for Web-based infrastructure. Our messaging solutions are used worldwide, particularly by postal authorities, to provide “email for life.” These messaging solutions can enable agencies to significantly reduce the cost of providing email, personal information management and collaboration services to users across the country and around the world.

•	Enterprises—Our identity management solutions are designed to help enterprises reduce helpdesk costs and strengthen security infrastructure (particularly for single sign-on and access control for Web-based portals) with solutions for data and directory integration, user profile management, user provisioning and password synchronization.

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

Sales and Marketing

Sales Strategies

Direct Sales. We maintain a direct sales force to introduce prospective customers and channel partners to our products and services and to work in tandem with our business partners. Our worldwide direct sales team is organized around our target markets in each of our key geographic regions. Currently, we have sales staff located in domestic offices in or near San Francisco and other cities that cover North America. Internationally we have members of our sales organization located in or around our offices in Stockholm, Madrid, Paris, Berlin, Turin,

London, Dublin, Zurich, Jakarta, Singapore and Hong Kong which cover Europe, Southeast Asia, China, India, Hong Kong, Middle East and Africa.

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

Competition

Although we are not aware of any one company that directly competes with every one of our products and services, we face a different set of competitors in each of our lines of business. The primary competitors of our messaging solutions include OpenWave Systems Inc., Sun Microsystems’ Sun ONE software division (formerly iPlanet), Microsoft Corporation, Comverse, Inc., Mirapoint Inc. and IronPort Systems, Inc., as well as with a variety of smaller product suppliers. In the market for mobile email services, we primarily compete with small local technology providers and in some market geographies, Seven Networks, Inc. and Oz Communications, Inc. In the identity management market, we compete primarily with Sun Microsystems’ Sun ONE software division (formerly iPlanet), IBM Corporation, Microsoft Corporation, Novell Corporation, Siemens Corporation and Computer Associates, as well as various small identity management application vendors.

While these competitors and others exist in each of our individual lines of business, we believe our overall solution of products and services serves as a competitive advantage. Our products and services are designed to help customers easily integrate our broad range of products into their infrastructure, selecting multiple products and services from us as their requirements demand.

We believe that competitive factors affecting the market for our communications solutions include:

•	total cost of ownership and operation;

•	Solution orientation of messaging of offerings that allow deployment with limited customization;

•	breadth of platform features and functionality;

•	ease of integration and deployment into customers’ existing applications and systems;

•	scalability, reliability, performance and ease of expansion and upgrade;

•	ability to extensively customize, personalize and tailor solutions to different classes of users across multiple markets;

•	a full range of support services including market research, marketing planning and technology planning; and

•	perceived long-term stability of the vendor.

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

Technology

Messaging

The Critical Path Communications Platform includes a range of tools and software development kits, or SDKs, that provide extensive customization and easy integration with third-party technologies. These components can be used on a standalone basis or together in many combinations, enabling us to deliver flexible solutions. The Critical Path Communications Platform operates on Sun Microsystems’ Solaris, Red Hat’s distribution of the Linux operating systems and HP’s HP-UX operating systems, with additional support for various components on IBM’s AIX and Microsoft’s Windows.

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

Our hosted messaging service, which we sold in January 2006, was comprised of multiple groups of servers and routers acting as a single, virtual point of contact to customers for messaging services. All aspects of our hosted messaging service were, in turn, deployed in a redundant configuration with the goal that if any process or system went down, another would have been available to handle customer traffic seamlessly. This behavior is called “transparent failover” and is designed to increase the availability of messaging services to the customer. Our hosted messaging service also included a dynamic load-balancing system that acted as proxy servers for firewall safety. The load balancers were configured in parallel so that if one went down, the load is transferred to the remaining systems. We created a proprietary account provisioning protocol for account creation and maintenance. This enabled account transitioning from other services or legacy systems to be bulk-loaded, tested, replicated and deployed on our service automatically. This protocol addressed a critical time to market issue by helping organizations to quickly transition to new email systems based on standards promulgated by the Internet Engineering Task Force, including Internet Message Access Protocol, or IMAP, Post Office Protocol version 3, or POP3, and Simple Mail Transfer Protocol, or SMTP.

In addition, we had a diverse set of firewall solutions that were specifically tailored for each of our hosted services. To enhance security for our network, we monitored the network hardware 24 hours a day, seven days a week. One of the important features of our messaging service was sophisticated spam blocking to help guard against unsolicited commercial email and virus scanning to help prevent the spread of Internet viruses and worms.

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

We invested $19.0 million, $21.0 million and $15.1 million in research and development in 2003, 2004 and 2005, respectively, or 25%, 33% and 32% of our total operating expenses for such periods. In addition, we incurred stock-based compensation expense of $15,000, $37,000 and $149,000 related to research and development during 2003, 2004, and 2005, respectively. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our products and services. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our products and services. The failure to adapt to such changes would harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to undertake substantial expenditures to modify or adapt our services or infrastructure.

Intellectual Property

We regard the protection of our trade secrets, patents, patent applications, copyrights and trademarks as critical to our success. We rely on a combination of statute, common law and contractual restrictions to establish and protect our proprietary rights and developed intellectual property in our product and service offerings. We have filed several patent applications covering features of the Memova™ Mobile product offering. We have entered into proprietary information and invention assignment agreements with our employees, contractors and consultants, and nondisclosure agreements with customers, partners and third parties to whom we disclose confidential and proprietary information. Despite our efforts in this regard, former employees or third parties may infringe or misappropriate our proprietary rights that could harm our business. The validity, enforceability and scope of protection of our intellectual property can be tested and in some areas is still evolving.

We have registered “Critical Path” as a trademark and applied for registration of “Memova” in the United States. We have also registered and used “Critical Path” and “Memova” in a variety of foreign countries where we have operations or do business. We plan to continue to enforce those marks and other trademarks in both the United States and internationally, although protection of the marks cannot be assured.

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

Employees

At December 31, 2005, we had 331 employees, including 137 in services and operations, 50 in sales and marketing, 89 in research and development and 55 in general corporate and administration. As a result of the sale of our hosted messaging assets on January 3, 2006, approximately 35 employees were transferred to Tucows. Additionally, we are in the process of eliminating approximately 18 additional positions that were related to the support of the hosted messaging assets which were not acquired or transferred to Tucows as part of the sale. Our future success depends, in significant part, upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified and experienced technical, sales and managerial personnel. Competition for such personnel can be intense, and we cannot guarantee that we can retain our key technical and managerial employees or that we will be able to attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Geographic Information

A summary of domestic and international financial data is set forth in Note 17—Product and Geographic Information in the Notes to the Consolidated Financial Statements in Item. 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. A discussion of factors potentially affecting our domestic and international operations is set forth in Item 1A. Risk Factors of this Annual Report on Form 10-K, which is incorporated herein by reference.

SEC Filings and Other Available Information

We were incorporated in California in 1997. We file reports with the United States Securities and Exchange Commission, or SEC, including without limitation annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, we are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at the website address located at http://www.sec.gov.

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

Critical Path, Inc.

Corporate Secretary

2 Harrison Street, 2nd Floor

San Francisco, CA 94105

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

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

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in a given European subsidiary for any reason other than the operation of that subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from that subsidiary to any other foreign or domestic account. At December 31, 2005, approximately $11.7 million was held outside of the United States. Our inability to utilize this cash could slow our ability to grow and operate our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline. In addition, approximately $0.3 million of our cash is restricted, primarily to support our letters of credit related to certain facility leases and is therefore unavailable for our operating activities.

We may need to raise additional capital and may need to initiate other operational strategies to continue our operations.

In the future, we may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations and as we approach the December 31, 2007 maturity of our 13.9% Notes. Such financing may not be available in sufficient amounts or on terms acceptable to us. Furthermore, we would need to obtain consent from holders of two-thirds in principal amount of our outstanding 13.9% Notes in order to incur certain types of indebtedness. Additionally, we face a number of challenges in operating our business, including our ability to overcome viability concerns held by our prospective customers given our recent capital needs and the amount of resources necessary to maintain worldwide operations. The delisting of our common stock from the Nasdaq National Market and concerns about our long-term viability may impair our ability to raise additional capital and may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations. As a result, current and future customers may determine not to do business with us, which would cause our revenues to decline.

Our common stock has been delisted from the Nasdaq National Market and thus the price and liquidity of our common stock has been affected and our ability to obtain future financing may be further impaired.

In November 2005, we were delisted from the Nasdaq National Market due to noncompliance with Marketplace Rule 4450(b)(4), which requires companies listed to have a minimum bid price of $1.00 per share, and Rule 4450(b)(3), which requires companies listed to maintain a minimum market value of publicly held securities of at least $15 million.

Our common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq National Market. Consequently, selling our common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

Our listing on the OTC Bulletin Board, or further declines in our stock price, may greatly impair our ability to raise additional capital, should it be necessary, through equity or debt financing, and significantly increase the dilution to our current stockholders caused by any issuance of equity in financing or other transactions. The price at which we would issue shares in such transactions is generally based on the market price of our common stock and a decline in the stock price could result in our need to issue a greater number of shares to raise a given amount of funding.

In addition, as our common stock is not listed on a principal national exchange, we are subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds will not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).

The conversion of our preferred stock would result in a substantial number of additional shares of common stock outstanding, which could decrease the price of our common stock.

Our preferred stock can be converted into common stock at anytime in the discretion of the holder of preferred stock. For example, during the three months ended September 30, 2005, at the request of certain holders of our Series E preferred stock, we converted approximately 2.1 million shares of Series E preferred stock into approximately 2.2 million shares of common stock. As of December 31, 2005, there were approximately 3.5 million shares of Series D preferred stock outstanding, which were convertible into approximately 42.6 million shares of common stock. In addition, we have approximately 48.8 million shares of Series E preferred stock outstanding, which are convertible as of December 31, 2005, at the option of the holders, into approximately 52.9 million shares of common stock. On May 5, 2005, we filed a registration statement pursuant to a demand from holders of Series E preferred stock to register 28.6 million shares of common stock issuable upon conversion of their shares of Series E preferred stock. We also have outstanding warrants to purchase 0.4 million shares of Series F preferred stock which, if exercised, would initially be convertible into approximately 3.9 million shares of common stock. Any conversion of our preferred stock into common stock would increase the number of additional shares of common stock that may be sold into the market, which could substantially decrease the price of our common stock.

Our preferred stock carries a substantial liquidation preference, which could significantly impact the return to common equity holders upon an acquisition.

After any necessary payments have been made to the holders of $18 million in principal amount of our 13.9% Notes, in the event of liquidation, dissolution, winding up or change of control of Critical Path, the holders of Series E preferred stock would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such shares before any proceeds from the liquidation, dissolution or winding up is paid with respect to any other Series or class of our capital stock. Accordingly, at December 31, 2005, the approximately 48.8 million shares of Series E preferred stock outstanding had an aggregate liquidation preference of approximately $79.4 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of Series D preferred stock would be entitled to receive the greater of $13.75 per share of Series D preferred stock plus all accrued dividends on such shares (which, as of December 31, 2005, would result in an aggregate liquidation preference of approximately $63.9 million) or $22 per share (which currently would equal a liquidation preference of $77.5 million) before any proceeds from the liquidation, dissolution, winding up or change in control is paid to holders of our common stock. The combined liquidation preference of our Series D and Series E Preferred Stock is $156.9 million. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the liquidation preferences of our Series E preferred stock and our Series D preferred stock are paid in full. Consequently, although we would likely be required under applicable law to obtain the separate class approval of the holders of our common stock for a change of control or the sale of all or substantially all of the shares of Critical Path, it is possible that such a transaction could result in all or substantially all of the proceeds of such transaction being distributed to the holders of our Series E preferred stock and Series D preferred stock.

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

Currently, shares of Series D preferred stock and shares of Series E preferred stock accrue dividends at a rate of 5 3/4% per year. If the maximum amount of dividends accrue on the outstanding shares of Series D preferred stock and Series E preferred stock prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 12.8 million shares to approximately 108.3 million shares of common stock.

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

Management through, in part, the documentation, testing and assessment of our internal control over financial reporting has concluded in the past that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2004. Management has not performed similar documentation, testing and assessments of our internal control over financial reporting as of December 31, 2005, because we are no longer currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. However, we take disclosure controls and procedures seriously and have taken certain actions to begin to address those material weaknesses which were identified in connection with the assessment of our internal controls undertaken as of December 31, 2004. Our inability to remedy our material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of our common stock. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

Failure or circumvention of our controls and procedures could seriously harm our business.

We are making significant changes in our internal control over financial reporting and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. In addition, the effectiveness of our remediation efforts and of our internal controls is subject to limitations, including the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, our remediation efforts to improve our internal control over financial reporting may not prevent all improper acts or ensure that all material information will be made known to management in a timely fashion. In addition, because substantial additional costs may be necessary to implement these remedial measures, our limited resources may cause a further delay in the remediation of all of our material weaknesses. The failure or circumvention of our controls, policies and procedures or of our remediation efforts could have a material adverse effect on our business, results of operations and financial condition.

Due to our evolving business strategy and the nature of the markets in which we compete, our future revenues are difficult to predict and our quarterly operating results may fluctuate.

We cannot accurately forecast our revenues as a result of our evolving business strategy and the emerging nature of the messaging and directory infrastructure market. Forecasting is further complicated by recent strategic and operational restructurings, such as the sale of assets relating to our hosted messaging services, and may continue to be complicated by future restructurings. In addition, our reliance on large dollar value transactions, as well as market fluctuations, can complicate our ability to forecast accurately. Our revenues in some past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect our operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

•	the demand for licensed solutions for messaging and identity management products;

•	our ability to attract and retain qualified personnel with industry expertise, particularly sales personnel;

•	our ability to attract and retain customers and maintain customer satisfaction;

•	the ability to upgrade, develop and maintain our systems and infrastructure and to effectively respond to the rapid technology change of the messaging and identity management infrastructure market;

•	the budgeting and payment cycles of our customers and potential customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of business and infrastructure;

•	our ability to quickly handle and alleviate technical difficulties or system outages;

•	the announcement or introduction of new or enhanced services by competitors;

•	general economic and market conditions and their affect on our operations and the operations of our customers; and

•	the effect of war, terrorism and any related conflicts or similar events worldwide.

In addition to the factors set forth above, our GAAP financial results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the three months and year ended December 31, 2005, we incurred stock-based compensation expense of $0.2 million and $1.1 million, respectively, relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

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

As a result of the foregoing, we do not believe that period-to-period comparisons of operating results are a good indication of future performance. It is likely that operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to prove volatile or subject to further declines.

We have in the past, and will continue in the future, to evaluate the performance of our business operations and, where appropriate, invest further in certain business operations, and reduce investment in or divest other business operations.

In the past, due to the underperformance of some of our business operations, we have elected to divest or discontinue certain of these business operations through termination, sale or other disposition. For example, in

January 2006, we sold substantially all of the assets relating to our hosted messaging business. Furthermore, we may choose to divest certain business operations based on our management’s perception of their future growth, even if such operations have been profitable historically. Decisions to eliminate or limit certain business operations have involved in the past, and could in the future involve, the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.

A limited number of customers and markets account for a high percentage of our revenues and if we lose a major customer, are unable to attract new customers, or the markets which we serve suffer financial difficulties, our revenues could decline.

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the three years ended December 31, 2005, our top ten customers accounted for approximately 36% of our total revenues and for the years ended December 31, 2003, 2004 and 2005, our top 10 customers accounted for approximately 27%, 34% and 35%, respectively, of our total revenues. During the fiscal year ended December 31, 2005, we did not have any customers which accounted for 10% of our total revenue. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

The telecommunications industry during the three months ended December 31, 2005, accounted for approximately 36% of the revenues from our top ten customers whereas for the fiscal years ended December 31, 2003, 2004 and 2005 it accounted for approximately 52%, 57% and 32%, respectively, of the revenues from our top ten customers. If the relative financial performance of our customers deteriorates, it will impact our sales cycles and our ability to attract new business. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer would reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

The primary competitors of our messaging solutions include OpenWave Systems Inc., Sun Microsystems’ Sun ONE software division (formerly iPlanet), Microsoft Corporation, Comverse, Inc., Mirapoint Inc. and IronPort Systems, Inc., as well as with a variety of smaller product suppliers. In the market for mobile email services, we primarily compete with small local technology providers and in some market geographics, Seven Networks, Inc. and Oz Communications, Inc. In the identity management market, we compete primarily with Sun Microsystems’ Sun ONE software division (formerly iPlanet), IBM Corporation, Microsoft Corporation, Novell Corporation, Siemens Corporation and Computer Associates, as well as various small identity management application vendors.

While these competitors and others exist in each of our individual lines of business, we believe our overall solution of products and services serves as a competitive advantage. Our products and services are designed to help customers easily integrate our broad range of products into their infrastructure, selecting multiple products and services from us as their requirements demand.

We believe that competitive factors affecting the market for our communications solutions include:

•	total cost of ownership and operation;

•	Solution orientation of messaging of offerings that allow deployment with limited customization;

•	breadth of platform features and functionality;

•	ease of integration and deployment into customers’ existing applications and systems;

•	scalability, reliability, performance and ease of expansion and upgrade;

•	ability to extensively customize, personalize and tailor solutions to different classes of users across multiple markets;

•	a full range of support services include market research, marking planning and technology planning; and

•	perceived long-term stability of the vendor.

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

Throughout 2004 and 2005 we announced a series of changes in our management that included the departure of senior executives, and there have also been changes in our board of directors. Two of our directors joined us in 2005 and many of the members of our current board of directors and senior executives joined us in 2004. Further, we may continue to make additional changes to our senior management team. If our new management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives, which could slow the growth of our business and cause our operating results to decline. For these reasons, our shareholders may lose confidence in our management team and decide to dispose of our common stock, which could cause the price of our common stock to decline.

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

In 2002, we incurred a number of restructuring charges related to the resizing of our business. These efforts included additional facilities and equipment lease terminations, continuing expense management and headcount reductions. In 2003, we continued to restructure our operations, including consolidating some office locations and reducing our global workforce by approximately 175 positions, or approximately 30% of the workforce. In 2004, we expanded our restructuring activities by the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the elimination of approximately 20% of employee positions and reduced use of third party contractors. In 2005, we restructured the lease for, and relocated, our headquarter facilities and substantially completed the sale of the assets related to our hosted messaging services. We expect to continue to make determinations about the strategic future of our business and operations, and our ability to execute on such plans effectively could affect our future operations. A failure to execute successfully on such plans and to plan appropriately could cause our expenses to continue to outpace our revenues and our financial condition to significantly decline.

The debt and significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors may limit the ability of our other shareholders to influence significant corporate decisions which could delay or prevent a change of control or depress our stock price.

As of December 31, 2005, the General Atlantic Investors beneficially own approximately 29.2% of our outstanding securities (which represents approximately 18.0% of the voting power) and the Cheung Kong Investors beneficially own approximately 20.5% of our outstanding securities (which represents approximately 19.4% of the voting power). As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, may have the ability, as shareholders acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could delay or prevent a change in control or depress our stock price.

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

We may experience a decrease in market demand due to concerns of international terrorism, war and social and political instability.

Turmoil and war in the Middle East have increased the uncertainty in the global economy and may contribute to a decline in the international business environment. A substantial portion of our business is derived from international sales, and a decline in the global economy could have a more severe impact on our financial results than on the results of some of our competitors. The effects of terrorist attacks, particularly in Europe where we derive a significant portion of our revenue, and other similar events and the war in Iraq could affect demand for goods and services, including digital communications software and services.

We currently license many third-party technologies and may need to license further technologies, which could delay and increase the cost of product and service developments.

We intend to continue to license certain technologies from third parties and incorporate them into our products and services, including web server technology, virus and anti-spam solutions, storage and encryption technology and billing and customer tracking solutions. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. Many of these suppliers are small and may not have the ability to continue to provide us with necessary technologies. To the extent we cannot license needed technologies or solutions, we may have to devote our resources to the development of such technologies, which could delay and increase the cost of product and service developments.

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

Unplanned system interruptions and capacity constraints could reduce our ability to provide services and could harm our business reputation.

Our customers have, in the past, experienced some interruptions in our hosted services. We believe that these interruptions will continue to occur from time to time. Our ability to retain existing customers and attract new customers will suffer and our revenues will decline if we experience frequent or long system interruptions that result in the unavailability or reduced performance of systems or networks or reduce our ability to provide usenet hosting services. We expect to experience occasional temporary capacity constraints due to unanticipated sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, our ability to retain existing customers and attract new customers could suffer dramatically and our revenues would decline.

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

Finally, the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. We are currently reviewing all of our accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to our relationships with our independent registered public accounting firm, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and loan practices, and intend fully to comply with such laws. We expect these new rules and regulations to increase our general and administrative expenses and to make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our various committees of the Board including, in particular, the audit committee.

We may have liability for Internet content and we may not have adequate liability insurance.

As a provider of usenet hosting, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via our services. We do not screen the content generated by our users or their customers, and we could be exposed to liability with respect to this content. Furthermore, some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. In some instances, we may be subject to criminal liability in connection with Internet content transmission.

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

We derived 63%, 70% and 74% of our revenues from international sales in 2003, 2004 and 2005, respectively. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

The use of our net operating losses (NOLs) could be limited if an ownership change occurred during the preceding three-year period.

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

Due to the fact that a full valuation allowance has been provided for the net deferred tax asset relating to our net operating losses, we have never analyzed whether events such as the issuance of Series E preferred stock upon conversion of the 10% notes, the amendment to the terms of the Series D preferred stock and/or the exercise of the subscription rights in the rights offering caused us to undergo an ownership change for federal income tax purposes. If such an ownership change were considered to have occurred, our use of our pre-change net operating losses would generally be limited annually to the product of the long-term tax-exempt rate as of the time the ownership change occurred and the value of our Company immediately before the ownership change. (The current long-term tax-exempt rate is 4.23%.) This could increase our federal income tax liability if we generate taxable income in the future. There can be no assurance that the Internal Revenue Service would not be able to successfully assert that we have undergone one or more ownership changes in the preceding three-year period.

Changes in accounting rules for employee stock options could significantly impact our GAAP financial results.

Accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The FASB and other agencies have finalized changes to U.S. generally accepted accounting principles that require us to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could significantly harm or net results. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

Our stock price has demonstrated volatility and overall declines during recent quarters and continued volatility in the stock market may cause further fluctuations and/or decline in our stock price.

The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the fourth quarter of 2005, the closing sale prices of our common stock on the Nasdaq National Market or the OTC Bulletin Board, as appropriate ranged from $0.27 on December 27, 2005 to $0.54 on November 3, 2005. Our stock price may further decline or fluctuate in response to any number of factors and events, such as a reduction in the liquidity of our common stock as a result of moving from the Nasdaq National Market to the OTC Bulletin Board, announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, regardless of our operating performance or other factors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the materially important facilities that we currently lease:

Location	Square feet	Lease term	Lease expiration	Option to renew	Primary use
San Francisco, California	22,881	5 years	June 30, 2010	No	Corporate headquarters: selling, marketing, research and development, operations and general and administrative

Toronto, Canada	16,166	3 years	June 30, 2007	No	Marketing, research and development and operations

Dublin, Ireland	28,397	15 years	July 4, 2014	No	Selling, marketing, research and development, general and administrative

Turin, Italy	5,382	6 years	October 1, 2006	No	Selling, marketing and general and administrative

In addition to the facilities listed above, we also lease other facilities in the United States and Europe. In the United States we lease other facilities in the states of California, New Jersey, Georgia and Washington D.C. which are used primarily for selling, marketing and general and administrative purposes. In Europe, we lease other facilities in Britain, France, Germany, Italy, Spain and Sweden which are used primarily for selling, marketing, research and development and general and administrative purposes. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

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

Action in the Superior Court of San Diego. In December 2003, we were named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us, and various other unnamed defendants. The operative complaint alleges that we, as Peregrine’s customer, engaged in a fraudulent transaction with Peregrine that was not accounted for by Peregrine in conformity with generally accepted accounting principles (GAAP) and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine approximately one year later in August 2001. The operative complaint alleges causes of action against us for fraud and deceit, violations of California Corporations Code provisions regarding aiding and abetting securities fraud, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. Effective as of January 2005, the Company entered into a settlement agreement providing that the claims against us would be dismissed immediately without prejudice. Thereafter, upon our satisfaction of certain conditions, the plaintiffs are obligated to dismiss the claims with prejudice. Such conditions consist principally of informal discovery such as, for example, providing access to employees and consultants who may have knowledge relevant to the plaintiff’s continuing case against the remaining defendants and providing documents which may be relevant to such case. The settlement involved no cash or other financial consideration. We had not recorded a liability against this claim as of December 31, 2005.

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed against us, and certain of our former officers and directors and underwriters connected with our initial public offering (IPO) of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased our common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased our common stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. We have reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by us and no admission of liability. The settlement has been preliminarily approved by the Court. However, the settlement is subject to final approval by the Court which has not yet occurred. We had not recorded a liability against this claim as of December 31, 2005.

Cable & Wireless Liquidating Trust. In December 2005, we were named in a complaint for avoidance and recovery of preferential transfers filed by Cable & Wireless Liquidating Trust, or the Trust, in respect of the Trust’s claim that Cable & Wireless, USA, Inc. made a preferential payment to us of approximately $1.1 million within the 90-day preference period before Cable & Wireless filed for bankruptcy protection. We do not believe that we received any preferential payments from Cable & Wireless and intend to defend ourselves vigorously. We had not recorded a liability against this claim as of December 31, 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 7, 2005, we held our Annual Meeting of Shareholders to vote upon the following proposals:

(1) Elect six directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified; and

(2) Ratify the audit committee’s appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2005 fiscal year.

Each of the proposals listed above passed with the following votes as set forth in the tables below:

Proposal		Common Stock For	Common Stock Withhold
Proposal (1)	Mark J. Ferrer	24,892,937	173,994
	Mario Bobba	24,894,458	172,473
	Edmond Ip Tak Chuen	24,769,768	297,163
	Ross M. Dove	24,524,936	541,995
	Frost R.R. Prioleau	24,527,412	539,519
	Michael J. Shannahan	24,894,745	172,186

Proposal		Series D Preferred For	Series D Preferred Withhold
Proposal (1)	Mark J. Ferrer	14,708,666	—
	Mario Bobba	14,708,666	—
	Edmond Ip Tak Chuen	14,708,666	—
	Ross M. Dove	14,708,666	—
	Frost R.R. Prioleau	14,708,666	—
	Michael J. Shannahan	14,708,666	—

Proposal		Series E Preferred For	Series E Preferred Withhold
Proposal (1)	Mark J. Ferrer	34,644,692	1,205
	Mario Bobba	34,644,692	1,205
	Edmond Ip Tak Chuen	34,645,186	711
	Ross M. Dove	34,644,692	1,205
	Frost R.R. Prioleau	34,644,692	1,205
	Michael J. Shannahan	34,645,186	711

Mr. Tom Tinsley’s term as a director continued after the meeting as the designee of the Series D Cumulative Redeemable Convertible Preferred Stock (Series D preferred stock).

Proposal	For	Against	Abstain
Proposal (2)
Common Stock	24,944,687	112,230	10,013
Series D Preferred Stock	14,708,666	—	—
Series E Preferred Stock	34,645,572	—	325

There were no broker non-votes for any of the proposals.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was traded on the Nasdaq National Market under the symbol “CPTH” from March 1999 to November 2005. Since November 2005, our common stock has been traded on the OTC Bulletin Board under the symbol “CPTH.” For the periods indicated from the first fiscal quarter ended March 31, 2004 to the third fiscal quarter ended September 30, 2005, the following table presents the high and low sale price per share of our common stock as reported on the Nasdaq National Market. For the fourth fiscal quarter ended December 31, 2005, the following table presents the high and low sale price per share of our common stock as reported on the Nasdaq National Market or the OTC Bulletin Board, as appropriate.

	Fiscal year 2004		Fiscal year 2005
	High	Low	High	Low
First fiscal quarter ended March 31	$2.66	$1.21	$1.85	$0.64
Second fiscal quarter ended June 30	5.46	1.25	0.80	0.39
Third fiscal quarter ended September 30	1.44	0.59	0.65	0.30
Fourth fiscal quarter ended December 31	1.54	0.60	0.57	0.27

Holders

We have only one class of common stock and as of March 1, 2006, there were approximately 1,138 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of our shareholders.

Dividend Policy

We have never declared or paid any dividends on our common stock nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the operations and any expansion of our business. Currently, the affirmative vote of the holders of a majority of the outstanding Series D preferred stock and holders of a majority of the outstanding Series E Redeemable Convertible Preferred Stock (Series E preferred stock) shall be a prerequisite for the payment of dividends on our common stock. In addition, we are required to pay all accrued and unpaid dividends of our Series D preferred stock and Series E preferred stock before declaring or paying dividends on our common stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements and other factors our Board of Directors deems relevant.

Sales of Unregistered Securities and Purchases of Equity Securities

During the three months ended December 31, 2005, we did not sell any equity securities that were not registered under the Securities Act nor did we repurchase any of our equity securities. However, during the fiscal year ended December 31, 2005, the period covered by this report, we had sales of unregistered equity securities and made repurchases of our equity securities. These transactions are disclosed in our quarterly reports on Form 10-Q as filed with the SEC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data during the five fiscal years ended December 31, 2001, 2002, 2003, 2004 and 2005 and selected consolidated balance sheet data at December 31, 2001, 2002, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements. The 2004 and 2005 consolidated balance sheet data and the 2003, 2004 and 2005 consolidated statement of operations data are derived from the audited consolidated financial statements presented herein. The data set forth below should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal years ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share amounts)
Consolidated statement of operations data:
Net revenues	$104,173	$87,133	$72,297	$71,072	$66,832
Cost of net revenues	123,041	70,422	48,284	48,552	35,329

Gross profit	(18,868)	16,711	24,013	22,520	31,503
Operating expenses (a)	222,830	122,105	74,884	63,924	47,427

Operating income (loss)	(241,698)	(105,394)	(50,871)	(41,404)	(15,924)
Interest and other income (expense) (b)	169,440	(11,538)	(10,406)	(9,481)	3,210

Loss before provision for income taxes	(72,258)	(116,932)	(61,277)	(50,885)	(12,714)
Provision for income taxes	(7,206)	(979)	(856)	(1,112)	(938)

Net loss	(79,464)	(117,911)	(62,133)	(51,997)	(13,652)
Accretion on mandatorily redeemable preferred stock (c)	(356)	(13,904)	(12,446)	(14,565)	(18,730)

Net loss attributable to common shares	$(79,820)	$(131,815)	$(74,579)	$(66,562)	(32,382)

Basic and diluted net loss attributable to common shares	$(4.32)	$(6.78)	$(3.73)	$(3.15)	$(1.01)

Basic and diluted weighted average shares outstanding	18,495	19,445	20,020	21,123	31,933

	At December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities (d)	$69,165	$43,071	$18,984	$23,239	$18,707
Working capital (d)	57,983	19,961	1,876	2,683	4,644
Goodwill and other intangible assets (e)	48,641	6,613	6,613	6,613	7,047
Total assets	199,952	104,006	67,725	69,199	45,424
Current liabilities	45,915	45,968	38,652	44,790	29,352
Convertible subordinated notes payable (f)	38,360	38,360	38,360	5,565	—
Capital lease obligations, long-term portion	1,149	1,332	1,295	—	—
Mandatorily redeemable preferred stock (c)	306	14,210	30,411	122,377	120,293
Shareholders’ equity (deficit)	108,972	(8,554)	(77,242)	(112,189)	(125,008)

(a)	For the year ended December 31, 2001, operating expenses include a $26.6 million charge related to impairment of certain long-lived assets, an $18.3 million charge related to costs incurred in connection with strategic restructuring activities (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements) and amortization of goodwill totaling $0.6 million.

For the year ended December 31, 2002, operating expenses include a $3.2 million charge related to costs incurred in connection with strategic restructuring activities (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements).

For the year ended December 31, 2003, operating expenses include a net $8.1 million charge related to costs incurred in connection with strategic restructuring activities. This charge was partially offset by the reversal of $1.2 million in restructuring expenses recorded in the years ended December 31, 2001 and 2002 because it was determined that these amounts would not be paid in the future (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements). Additionally, operating expenses include a charge for the settlement of litigation totaling $5.1 million (see Note 12—Commitments and Contingencies in the Notes to Consolidated Financial Statements).

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

For the year ended December 31, 2005, operating expenses include a net $2.2 million charge related to costs incurred with strategic restructuring activities, primarily related to $1.3 million lease termination payment as discussed in section below captioned “Restructuring Initiatives” and stock-based expense of $0.9 million related to the amortization of the restricted stock grants.

(b)	For the year ended December 31, 2001, interest and other income (expense) include a gain of $179.3 million, net of applicable taxes and write downs of related debt issuance costs, recognized on the retirement of $261.4 million of face value of convertible subordinated notes.

For the year ended December 31, 2003, interest and other income (expense) include a gain of $3.8 million related to the early release of escrow funds related to the acquisition of The docSpace Company (see also Note 8—Related Party Transactions in the Notes to Consolidated Financial Statements).

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

For the year ended December 31, 2005, interest and other income (expense) include $0.5 million gain for final release of DocSpace escrow funds.

(c)	During the years ended December 31, 2001 and 2003 we issued in aggregate, a total of approximately 4.2 million shares of Series D preferred stock in connection with certain financing activities and a litigation settlement. In the year ended December 31, 2004 we issued approximately 55.9 million shares of Series E preferred stock in connection with the conversion of certain of our outstanding notes payable and the rights offering. The accretion on mandatorily redeemable preferred stock represents the dividends accrued and accretion of the beneficial conversion feature during such periods.

The mandatorily redeemable preferred stock represents the value of the outstanding Series D and E preferred stock at the years ended December 31, 2001 to 2005 (see also Note 13—Mandatorily Redeemable Preferred Stock in the Notes to Consolidated Financial Statements).

(d)	See the discussion of Liquidity and Capital resources in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(e)	See Note 7—Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements.

(f)	During the year ended December 31, 2004, $32.8 million of convertible subordinated notes converted to shares of Series E preferred stock (see also Note 13—Mandatorily Redeemable Preferred Stock in the Notes to Consolidated Financial Statements). During 2005, the $5.6 million balance of the convertible subordinated notes were paid on maturity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We deliver software and services that enable the rapid deployment of highly scalable value-added solutions for messaging and identity management. Our messaging and identity management solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs. Our messaging solutions, which were available in 2005 and prior years both as licensed software and as hosted services, provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. In January 2006, we sold assets to Tucows.com Co. relating to our hosted messaging business and do not intend to offer hosted messaging services in the future. Our identity management solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates, and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, suppliers, and customers.

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

We generate revenues from four primary sources:

Software license sales. Our messaging applications are primarily sold as a perpetual license on a per-user basis, one for each person who might access the capabilities provided by the software. Revenue from our anti-abuse messaging applications are generally recognized over a term of twelve months. Our identity management software is usually sold as a perpetual license according to the number of data elements and different business systems being managed. These layered applications are usually licensed per user.

Hosted messaging services. For the hosted messaging services we offered prior to our sale of the hosted assets, customers paid initial setup fees and regular monthly, quarterly or annual subscriptions for the services they wanted to be able to access. In connection with the sale of hosted assets to Tucows.com Co in January 2006, we sold our hosted email, calendar and reserve solutions and as a result hosted revenues going forward will only be comprised of our news group service.

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

Restructuring Initiatives

We have operated at a loss since our inception and as of December 31, 2005, we had an accumulated deficit of approximately $2.3 billion, inclusive of a $1.3 billion charge for impairment of goodwill and other long-lived assets that we recorded in fiscal year 2000. We have undertaken numerous restructuring initiatives in an effort to align our operating structure not only to the business and economic environments through which we have operated but also in response to our changing business in an effort to generate net income. For example:

•	During 2001, we evaluated our various products, services, facilities and the business plan under which we were operating. In connection with this review, we implemented and substantially completed a strategic restructuring plan that involved reorganizing and refocusing our product and service offerings, a reduction in workforce and a facilities and operations consolidation. By the end of 2001, we had divested all of the products and services deemed to be non-core to our continuing operations, reduced headcount by 44%, reduced the number of facilities by 65% and implemented other cost cutting measures, resulting in a significant reduction in overall operating expenses.

•	During 2002, we restructured to reduce our expense levels to be consistent with the then current business climate and eliminated 39 positions and terminated additional leases.

•	During 2003, we continued our restructuring initiatives in an effort to further reduce our operating expense levels in an effort to achieve profitability and reduce our long-term cash obligations. We further consolidated office locations, restructured certain of our facility leases, reduced our global workforce by approximately 190 positions and outsourced certain positions and services to lower cost service providers.

•	During 2004, we expanded our restructuring activities in an effort to reduce both short-term and long-term cash requirements by focusing our business on messaging solutions for service providers. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area, the elimination of approximately 20% of our workforce and the reduced use of third party contractors. This effort began in August 2004 and continued into the first quarter of 2005. In 2004, we recorded a net restructuring charge of $3.6 million related to these activities. Included in this charge is a credit of approximately $2.3 million related to the adjustment of a restructure charge accrued in 2001 for the disposal of certain capital assets.

•

During 2005, we recorded restructuring charges totaling $1.9 million, of which, $1.3 million is related to the relocation of our headquarters facility and the balance is related to consolidation of data centers and the elimination of certain employee positions. On May 5, 2005, we entered into the Second Amendment to Lease with PPF Off 345 Spear Street, L.P., to amend the Lease dated as of November 16, 2001, as amended, under which we lease our headquarter facilities in San Francisco, California. Under the terms of the second amendment, we moved into new office space at 2 Harrison Street, 2nd Floor, San Francisco, California and vacated our facility at 350 The Embarcadero on June 29, 2005. The new office space into which we relocated is comprised of two suites consisting of approximately 22,881 square feet and will be leased for a term of five years, however; we have an early termination option whereby we can reduce the occupancy of the premises to one of the two suites after 18 months. In connection with the second amendment, we made a lease termination payment totaling approximately $1.3 million related to our former headquarter facility at 350 the Embarcadero during the 2nd quarter of 2005; however, the annual rent, on a cash basis, for our new headquarter facility will decline from approximately $2.5 million per year to less than approximately $0.7 million per year on average over the term of the lease (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements for additional information with respect to our restructuring activities).

•	On December 14, 2005, we entered into an Asset Purchase Agreement with Tucows.com for the sale of a portion of Critical Path’s hosted messaging assets, including a portion of our hosted messaging customer base, assembled hosted messaging workforce, and hosted messaging hardware (the “Hosted Assets”). On January 3, 2006, Critical Path completed the sale of its Hosted Assets. Under the Agreement, Tucows also acquired a software license for Memova™ and assumed certain contractual liabilities related to the Hosted Assets. Tucows has paid Critical Path $6.25 million in cash. Tucows will also pay an additional $1.75 million to Critical Path by October 31, 2006 if certain post-closing conditions are satisfied by such date. As part of this sale, the U.S. based hosted employees will continue to work for Critical Path through the transition of sale, at which point they will be terminated. In connection with the sale of hosted assets we recorded an additional $0.3 million of restructuring charges during the three months ended December 31, 2005, and we expect to record restructuring charges during the first six months of 2006 totaling approximately $0.8 million, comprised primarily of employee’s severance benefits and facility closure costs. Additionally, we expect to record $0.5 million of restructuring charges related to the reorganization of our sales force during the three months ending March 31, 2006.

At December 31, 2005, we had a $0.4 million liability related to our restructuring activities, the majority of which we expect will be paid in 2006.

In addition to these formal restructuring initiatives, we have sought to aggressively manage our cost structure, identifying incremental savings where possible. We intend to continue to aggressively manage our expenses while maintaining strong service levels to our customers.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1—The Company and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements as of and for the year ended December 31, 2005. We believe our most critical accounting policies and estimates include:

Revenue recognition. Our revenues are derived from four primary sources: software license sales, hosted messaging services, professional services and maintenance and support services. Revenues are recognized once the related products or services have been delivered and collection of the associated fees is considered probable.

•	Software license revenues are generated from the sale of our messaging and identity management products as well as the resale of third-party software under perpetual and term licenses. Software license revenues are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software to the customer has occurred and the collection of a fixed or determinable license fee is considered probable. We generally recognize license revenue from the sale of perpetual licenses upfront after the preceding criteria have been met while we recognize license revenue from the sale of term licenses ratably over the term of such licenses. Our revenue recognition policies require that revenues recognized from software arrangements be allocated to each undelivered element of the arrangement based on the fair values of the elements, such as post contract customer support, installation, training or other services.

•	We also sell our license software products through resellers. Revenues from reseller agreements may include a nonrefundable, advance royalty which is payable upon the signing of the contract and license fees based on the contracted value of our products purchased by the reseller. Additionally, revenues from reseller agreements may include nonrefundable fees related to software license products and related services for an identified customer of the reseller. Guaranteed license fees from resellers, where no right of return exists, are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software has occurred and the collection of a fixed or determinable license fee is considered probable. Non-guaranteed per-copy license fees from resellers are initially deferred and are recognized when they are reported as sold to end-users by the reseller.

•	Hosted messaging revenues are generated from fees for hosting services we offer related to our messaging and collaboration solutions, including but not limited to email, calendar, reserve and news groups. These are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a monthly basis over the term of the contract normally beginning with the month in which service delivery starts. Amounts billed or received in advance of service delivery, including branding and set-up fees, are initially deferred and subsequently recognized on a ratable basis over the expected term of the relationship normally beginning with the month in which service delivery starts. In connection with the sale of hosted assets, we sold our hosted email, calendar and reserve solutions. As a result, hosted revenues going forward will only be comprised of our news group service.

•	Professional service revenues are generated from fees primarily related to training, installation and configuration services associated with implementing and maintaining our license software products for our customers. Professional service revenues are recognized in the period in which the services are performed.

•	Maintenance and support service revenues are generated from fees for post-contract customer support agreements associated primarily with our software license products. Maintenance services typically include rights to future update and upgrade product releases and dial-up phone services and the associated fees are typically paid up-front by the customer, deferred and recognized ratably over the term of the support contract, which is generally one year.

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

Beginning on January 1, 2006, we are required to adopt the provisions of SFAS No. 123R which eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. SFAS 123R will require entities to measure and recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. See section captioned “Recent Accounting Pronouncements” below.

Liquidity and Capital Resources

We have focused on capital financing initiatives in order to maintain current and planned operations. We have operated at a loss since inception and our history of losses from operations and cash flow deficits, in combination with our cash balances, raise concerns about our ability to fund our operations. In 2003 and 2004 we secured additional funds through several rounds of financing that involved the sale of senior secured notes, in the third quarter of 2004 we completed a rights offering and in the fourth quarter of 2004 we secured and drew $11.0 million from an $18.0 million round of debt financing. In March 2005, we drew down the remaining $7.0 million from the $18.0 million round of debt financing. We are not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in December 2007. In January 2006, we sold a portion of our hosted messaging assets for $6.3 million. If we are unable to increase our revenues or if we are unable to reduce the amount of cash used by our operating activities during 2006, we may be required to undertake additional restructuring alternatives, or seek additional debt financing although our ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness.” We do not believe equity financing on terms reasonably acceptable to us is currently available. Additionally, our common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq National Market. Consequently, selling our common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. We believe our listing on the OTC Bulletin Board, or further declines in our stock price, may greatly impair our ability to raise additional capital, should it be necessary, through equity or debt financing.

The following table sets forth our net losses attributable to common shareholders and the cash used to support our operating activities for the recent periods indicated:

	Fiscal year ended December 31,
	2003	2004	2005
	(in thousands)
Net loss attributable to common shareholders	$(74,579)	$(66,562)	$(32,382)
Net cash used by operating activities	(34,885)	(32,327)	(5,500)

With our history of operating losses and cash used to support our operating activities, our primary sources of capital have come from both debt and equity financings that we have completed over the past several years and the sale of a portion of our hosted messaging assets in January 2006. Our principal sources of liquidity include our cash and cash equivalents. As of December 31, 2005, we had cash and cash equivalents available for operations totaling $18.7 million, of which $11.7 million was located in accounts outside the United States and which is not readily available for our domestic operations. However, we intend to pursue the investigation of restructuring our foreign subsidiaries which, if successful, may provide us easier access to the repatriation of a greater portion of the cash located in accounts outside the United States. Accordingly, our readily available cash resources in the United States as of December 31, 2005 was $7.0 million. As of December 31, 2005, we had cash collateralized letters of credit totaling approximately $0.3 million. This cash is recorded as restricted cash on our balance sheet and is not readily available for our operations. During 2005 our credit facility with Silicon Valley Bank expired and we have not renewed the facility. We received $6.3 million in exchange for the sale of a portion of our hosted messaging assets in January 2006.

Based on our recent financing activities, cash expected to be generated from operations, recent restructuring activities as well as the sale of certain hosted messaging assets in January 2006, we believe that we have sufficient cash to meet our cash operating requirements for the next 12 months as well as the on-going investments in capital equipment to support our research and development efforts. For the long-term, we believe future improvements in our operating activities will be able to provide the liquidity and capital resources sufficient to support our business.

Cash and cash equivalents

The following table sets forth a summary of our primary sources and uses of cash along with our cash and cash equivalents balance as of the dates indicated:

	Fiscal year ended December 31,
	2003	2004	2005
	(in thousands)
Beginning cash and cash equivalents	$33,498	$18,984	$23,239
Net cash used by operating activities	(34,885)	(32,327)	(5,500)
Net cash provided (used) by investing activities	6,332	(6,617)	1,227
Net cash provided by financing activities	12,605	42,605	680

Net increase (decrease) in cash and cash equivalents	(15,948)	3,661	(3,593)
Effect of exchange rates on cash and cash equivalents	1,434	594	(939)

Ending cash and cash equivalents	$18,984	$23,239	$18,707

Total cash and cash equivalents decreased from 2004 to 2005 primarily as a result of the cash used to support our operating activities partially offset by cash provided by both our investing and financing activities.

Net cash used by operating activities. Our operating activities used $5.5 million of cash during fiscal year 2005. This cash was used to support our net loss of $13.7 million, adjusted for non-cash items such as: depreciation and amortization of $7.5 million, a $3.8 million gain due to the decrease in the fair value of embedded derivative liabilities, amortization of stock-based expenses of $1.1 million and accretion of debt discount of $0.9 million. Cash was used in operating activities associated with a $1.9 million decrease in accounts payable and a $1.9 million decrease in deferred revenue. Cash was provided for operating activities by a $5.4 million decrease in accounts receivable and a $1.4 million increase in other accrued liabilities.

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

	Fiscal year ended December 31,
	2003	2004	2005
	(in thousands, except DSOs)
Accounts receivable, net	$16,880	$19,667	$10,096
DSOs	76	91	60

Accounts receivable balances and DSOs decreased from 2004 to 2005 primarily due to improved collections performance, particularly in Europe as well as a fourth quarter 2005 decline in deferred revenue resulting in an increase in revenues from deferred accounts which did not drive accounts receivable.

Our accounts payable decreased by $1.9 million during fiscal year 2005 primarily as a result of declining cost of net revenues and operating expenses. Our accrued liabilities increased by $1.4 million during fiscal year 2005 primarily due to accrued interest on our outstanding 13.9% Notes, which were only outstanding for 2 days in 2004. Deferred revenue has decreased during fiscal year 2005 primarily due to the non-renewal of support and maintenance contracts offset by the deferral of revenue from the sale of our Memova Anti-Abuse offerings during the year due to the term nature of the end user licenses underlying the offering. As a result of certain customers not renewing maintenance contract with us, we expect maintenance and support revenue in 2006 will be lower than in 2005.

A number of non-cash items, such as: depreciation and amortization, stock-based expenses, deferred interest on debt and certain restructuring charges have been charged to expense and impacted our net results during the fiscal year ended December 31, 2005. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows. Our operating cash flows will be impacted in the future based on our operating results, our ability to collect our accounts receivable on an timely basis, and the timing of payments to our vendors for accounts payable.

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

Net cash provided (used) by investing activities. Our investing activities provided $1.2 million of cash during the fiscal year ended December 31, 2005 primarily as a result of the release of restricted cash which collateralized the letter of credit for our facility at 350 The Embarcadero in San Francisco. The cash provided from the release of this letter of credit was partially offset by purchases of equipment primarily used to support the hosted messaging operations infrastructure and research and development efforts. We will be required to continue to make investments in capital equipment during 2006. We expect to fund these purchases through the use of our available cash resources. We do not believe leasing arrangements on terms we find reasonably acceptable are currently available.

Cash provided by financing activities. Our financing activities provided $0.7 million of cash during the fiscal year ended December 31, 2005 primarily as a result of the $7.0 million we drew down in March 2005 from the $18.0 million round of debt financing we closed in December 2004 partially offset by the cash used to retire our then outstanding $5.6 million 5  3/4% Convertible Subordinated Notes and payments of capital leases.

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

Contractual Obligations and Commitments

The table below sets forth our significant cash obligations and commitments as of December 31, 2005.

	Fiscal year ended December 31,
	Total	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Mandatorily redeemable preferred stock(a)	$162,514	$—	$—	$162,514	$—	$—	$—
13.9% Notes(b)	26,792	—	26,792	—	—	—	—
Operating lease obligations	18,218	2,637	2,410	2,268	2,268	2,268	6,367
Capital lease obligations	113	94	19	—	—	—	—
Other purchase obligations (c)	3,496	3,463	33	—	—

	$211,133	$6,194	$29,254	$164,782	$2,268	$2,268	$6,367

(a)	Includes dividends totaling $10.0 million (see also Note 13—Mandatorily Redeemable Preferred Stock in the Notes to Consolidated Financial Statements) due in 2008.
(b)	Includes interest totaling $8.8 million due in 2007.
(c)	Represents certain contractual obligations related to licensed software, maintenance contracts and network infrastructure storage costs.

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

The following table sets forth our results of operations for the fiscal years ended December 31, 2003, 2004 and 2005.

	Fiscal year ended December 31,			Change
				2003 to 2004		2004 to 2005
	2003	2004	2005	$	%	$	%
	(in thousands, except per share amounts; unaudited)
NET REVENUE
Software licensing	$22,104	$19,326	$19,078	$(2,778)	-13%	$(248)	-1%
Hosted messaging	19,444	17,842	15,198	(1,602)	-8%	(2,644)	-15%
Professional services	12,315	12,829	12,759	514	4%	(70)	-1%
Maintenance and support	18,434	21,075	19,797	2,641	14%	(1,278)	-6%

Total net revenue	72,297	71,072	67,832	(1,225)	-2%	(4,240)	-6%
COST OF NET REVENUE
Software licensing	4,068	5,463	4,843	1,395	34%	(620)	-11%
Hosted messaging	26,193	25,404	15,043	(789)	-3%	(10,361)	-41%
Professional services	12,203	11,939	9,208	(264)	-2%	(2,731)	-23%
Maintenance and support	5,803	5,495	6,042	(308)	-5%	547	10%
Stock-based expense	17	76	193	59	347%	117	154%
Restructuring expense	—	175	—	175	0%	(175)	-100%

Total cost of net revenue	48,284	48,552	35,329	268	1%	(13,223)	-27%

GROSS PROFIT	24,013	22,520	31,503	(1,493)	-6%	8,983	40%

OPERATING EXPENSES
Selling and marketing	31,224	22,703	16,438	(8,521)	-27%	(6,265)	-28%
Research and development	19,047	20,973	15,102	1,926	10%	(5,871)	-28%
General and administrative	12,603	15,005	12,785	2,402	19%	(2,220)	-15%
Acquisition-related retention bonuses	—	—	—	—	0%	—	0%
Stock-based expense	5,124	1,839	904	(3,285)	-64%	(935)	-51%
Restructuring expense	6,886	3,404	2,198	(3,482)	-51%	(1,206)	-35%

Total operating expenses	74,884	63,924	47,427	(10,960)	-15%	(16,497)	-26%

LOSS FROM OPERATIONS	(50,871)	(41,404)	(15,924)	9,467	-19%	25,480	-62%

Other income (expense), net	(8,026)	7,281	6,624	15,307	-191%	(657)	-9%
Interest income	407	405	471	(2)	0%	66	16%
Interest expense	(3,336)	(4,384)	(3,885)	(1,048)	31%	499	-11%
Loss on extinguishment of debt	—	(12,783)	—	(12,783)	0%	12,783	-100%
Gain (loss) on investments	549	—	—	(549)	-100%	—	0%

Loss before income taxes	(61,277)	(50,885)	(12,714)	10,392	-17%	38,171	-75%

Provision for income taxes	(856)	(1,112)	(938)	(256)	30%	174	-16%

NET LOSS	(62,133)	(51,997)	(13,652)	10,136	-16%	38,345	-74%

Dividend and accretion on mandatorily redeemable preferred stock	(12,446)	(14,565)	(18,730)	(2,119)	17%	(4,165)	29%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(74,579)	$(66,562)	$(32,382)	$8,017	-11%	34,180	-51%

Net loss per share attributable to common shareholders	$(3.73)	$(3.15)	$(1.01)	$0.57	-15%	$2.14	-68%

Shares used in the per share calculations	20,020	21,123	31,933	1,103	6%	10,810	51%

NET REVENUES

Total net revenues decreased from 2004 to 2005 primarily as a result of decreased revenue from the sale of our hosted messaging solutions and decreased revenue from the sale of maintenance contracts and support services. Total net revenues decreased from 2003 to 2004 primarily as a result of decreased revenue from the licensing of our messaging platform and the sale of our hosted messaging solutions partially offset by increased revenue from the sale of maintenance contracts and support services.

•	Software licensing. Software license revenues decreased in 2005 from 2004 primarily due to decreased revenue from licenses of our messaging software platform offset by an increase in sales of our identity management software which is marketed as a component of our Memova Messaging offering as well as revenue recognized from sales of our Memova Anti-Abuse offering which we did not offer during 2004 or 2003. Software license revenues decreased in 2004 from 2003 primarily due to a $4.8 million decrease in license sales of our identity management software partially offset by a $2.0 increase in license sales of certain third party software and our messaging server. License sales of our identity management software decreased due to decreased sales to ISP and enterprise customers primarily as a result of increased competition and reduced sales focus on large enterprise opportunities in North America. License sales of the third party software we resell increased as a result of our customers searching for solutions that will protect their customers from spam and viruses sent via email over the Internet and license sales of our messaging server increased as a result of growing demand from our European ISP customers as their subscriber bases grew.

•	Hosted messaging. Hosted messaging revenues decreased in 2005 from 2004 and in 2004 from 2003 primarily due to customers terminating or reducing their hosted messaging services with us as a result of new competitors entering the market for hosted email services with lower cost, lower functionality products that may be more suited to our customer’s needs or customers terminating the email service offerings they sell to their end users. We expect hosted revenues to decline in 2006 as a result of our sale of hosted messaging assets to Tucow.com Co. which closed on January 3, 2006. We retained our hosted newsgroup service, Supernews, which has recently generated revenues of approximately $1.2 million per quarter.

•	Professional services. Professional services revenues decreased slightly in 2005 from 2004 primarily as a result of decreased revenue from smaller engagements around the world however, this decrease was almost equally offset by increased revenue from one large engagement with a customer in Sweden, which accounted for approximately 14% of total professional services revenue in 2005, and increased revenues from the repeat delivery of previously developed professional service solutions to our customers. Professional services revenues increased in 2004 from 2003 primarily due to increased revenues in Europe as a result of repeat delivery of some or all of previously developed professional service solutions to our customers.

•	Maintenance and support. Maintenance and support revenues decreased in 2005 from 2004 primarily due to late renewals in early 2004 which generated increased revenue in the first quarter of 2004 which did not recur in 2005 and certain customers either not renewing maintenance or renewing at lower rates partially offset by new maintenance revenue associated with new license contracts. Maintenance and support revenues increased in 2004 from 2003 primarily due to favorable renewal rates of existing customers, the successful renewal of maintenance and support services with customers whose contracts had earlier expired, particularly in Europe, and the execution of new maintenance and support contracts associated with new license sales. Based upon recent renewal activity we anticipate moderate decline in maintenance and support revenue in 2006.

The following table sets forth our total revenues by region for the fiscal years ended December 31, 2003, 2004 and 2005:

	Fiscal year ended December 31,						Change
	2003		2004		2005		2003 to 2004		2004 to 2005
	Total	%	Total	%	Total	%	$	%	$	%
	(in thousands)
North America	$27,102	37%	$21,117	30%	$17,629	26%	$(5,985)	-22%	$(3,488)	-17%
Europe	39,629	55%	46,795	66%	46,801	70%	7,166	18%	6	0%
Latin America	2,157	3%	1,529	2%	1,151	2%	(628)	-29%	(378)	-25%
Asia Pacific	3,409	5%	1,631	2%	1,251	2%	(1,778)	-52%	(380)	-23%

Subtotal international	45,195	63%	49,955	70%	49,203	74%	4,760	11%	(752)	-2%

	$72,297		$71,072		$66,832		$(1,225)	-2%	$(4,240)	-6%

European revenues grew slightly in 2005 from 2004, but have increased as a proportion of our total revenues primarily due to lower revenues in North America. Revenue in North America decreased in total and as a proportion of our total revenue in 2005 from 2004 primarily due to decreased sales of hosted messaging services as a result of customers terminating or reducing their hosted messaging services as well as decreased maintenance and support revenues.

During each of the first, second and third quarters of the year ended December 31, 2005, we had a different customer account for 9%, 13% and 10%, respectively of our total revenues. The three customers are unrelated. During the fiscal year ended December 31, 2005, we did not have any customers which accounted for 10% of our total revenue. There was not a similarly large customer transaction in the fourth quarter of 2005 which contributed to the sequential decline in revenue in that period. We do not foresee a similarly large customer transaction in the first quarter of 2006.

COST OF NET REVENUES AND GROSS MARGIN

Total cost of net revenues decreased in 2005 from 2004 primarily as a result of decreased costs for our software licensing, hosted messaging and professional services offset by increased costs for our maintenance and support services.

•	Software licensing. Software license cost of revenues currently consists primarily of third-party royalty costs. Software license cost of revenues have decreased in 2005 from 2004 primarily due to an increased proportion of revenue from our lower cost Memova Anti-Abuse products which is replacing sales of the lower margin third party products which we resell. Software license cost of revenues increased in 2004 from 2003 primarily due to a $1.1 million increase in sales of third party software that we resell and the related increase in royalty costs associated with such sales.

•	Hosted messaging. Hosted messaging cost of revenues consists primarily of costs incurred in the delivery and support of hosted messaging services, including equipment rental costs, depreciation and amortization expenses, employee related costs, Internet connection and co-location charges, maintenance costs as well as other direct and allocated indirect costs. Hosted messaging costs substantially decreased in 2005 from 2004 primarily due to $8.7 million decrease in outsourcing and equipment rental costs partially offset by $0.3 million increase in employee related costs as a result of the transition to performing our hosted services in-house rather than being outsourced, which was one of the restructuring activities undertaken in 2004 and which continued into 2005. The hosted messaging staff increased from an average of 44 employees in 2004 to 55 employees in 2005. In addition the hardware/software maintenance expense was reduced by $0.5 million and the depreciation expense reduced by $0.7 million due to consolidation of the hosted data centers which reduced the number of systems being used and the support on these systems. Hosted messaging costs decreased in 2004 from 2003 primarily due to a $4.0 million decrease in depreciation and amortization expense as a result of the expiration of certain existing fixed assets as well as a $1.2 million decrease in co-location and connection fees as a result of the outsourcing of our hosted services. These reductions were partially

•	offset by a $2.7 million increase related to the outsource service provider utilized to host our service as well as a $1.0 million increase in employee expenses as our hosted messaging staff increased to an average of 44 employees in 2004 from an average of 34 employees during 2003.

•	Professional services. Professional services cost of revenues consists primarily of employee related and third party contractor costs providing installation, migration, training services and custom engineering for both our hosted and licensed solutions as well as other direct and allocated indirect costs. Professional services costs decreased during 2005 from 2004 primarily due to a $0.8 million decrease in employee related costs as a result of our restructuring activities during 2004 and a $1.2 million decrease in the use of third-party contractors. There was also an additional decrease of $0.8 million due to certain professional services employees performing maintenance and support functions. Professional services costs decreased during 2004 from 2003 primarily due to offsetting variations in facility and employee-related costs as a result of our restructuring efforts.

•	Maintenance and support. Maintenance and support cost of revenues consists primarily of employee related and third party contractor costs related to the customer support functions for both our hosted and licensed solutions as well as other direct and allocated indirect costs. Maintenance and support costs increased in 2005 from 2004 primarily due to increased employee related costs associated with professional services employees performing maintenance and support functions and increased third party contractor costs, each partially offset by lower facility costs. Maintenance and support costs decreased in 2004 from 2003 primarily due to a $0.4 million decrease in facility and other overhead related costs and a $0.3 million decrease in employee related costs partially offset by increased third party contractor costs. Maintenance and support staff decreased to an average of 28 employees in 2004 from an average of 33 employees in 2003.

•	Stock-based expense. Stock-based expenses represent the charges recorded in connection with modifications made to employee stock option plans, stock option grants to non-employee contractors and warrants issued to third parties as well as amortization of certain stock-based compensation given to employees (see also Note 1—The Company and Summary of Significant Accounting Policies “Stock-Based Compensation” in the Notes to Consolidated Financial Statements). Stock-based expenses increased in 2005 from 2004 primarily as a result of increased amortization of costs related to grants of restricted stock to certain employees during the latter half of 2004. Stock-based expenses increased in 2004 from 2003 primarily due to increase in restricted stock grants and higher amortization.

•	Restructuring expense. We had no cost of revenue related to restructuring expense in 2005. Restructuring expense in 2004 is related to the write-off of certain purchased technology after we decided not to pursue development of the product incorporating the licensed technology as a result of refocusing our operations on our core products and technology.

Our total gross margin, which is our gross profit divided by our total net revenues, increased to 47% in 2005 from 32% in 2004 primarily due to an increase in our software license, hosted messaging and professional services gross margins primarily due to the cost reductions discussed above partially offset by decreased gross margins in our maintenance and support services primarily due to the cost increases discussed above. Total gross margins decreased to 32% in 2004 from 33% in 2003 primarily due to decreases in our software license and hosted messaging gross margins partially offset by increased gross margins in our professional services and maintenance and support services.

We expect our cost of revenues to continue to decrease as a result of our restructure activities and in particular as a result of the sale of our hosted messaging assets.

OPERATING EXPENSES

Total operating expenses decreased in 2005 from 2004 primarily due to reduced selling and marketing costs, research and development costs, general and administrative expense, stock-based expense as well as restructure costs. Total operating expenses decreased in 2004 from 2003 primarily due to reduced selling and marketing costs as well as reduced stock-based and restructuring expenses partially offset by increased research and development and general and administrative expenses.

•	Sales and marketing. Sales and marketing expenses consist primarily of employee costs, including commissions, travel and entertainment, third party contractor costs, advertising, public relations, other marketing related costs as well as other direct and allocated indirect costs. Sales and marketing expenses decreased in 2005 from 2004 primarily as a result of a $3.9 million decrease in employee-related expenses and a $0.5 million decrease in travel and entertainment expenses primarily as a result of the termination of employees through our restructuring activities and alignment of incentives with license fee revenue growth. Our sales and marketing staff decreased by 18 employees to an average of 50 employees in 2005 from an average of 71 employees in 2004. Additionally, facility related costs decreased $1 million and third-party contractor expenses decreased $0.4 million during 2005 from 2004. While our sales and marketing staff has decreased year over year, we are currently expecting to increase our sales and marketing staff in certain key regions to support sales of our new Memova consumer offerings. Sales and marketing expenses decreased in 2004 from 2003 primarily due to our continued restructuring activities in 2004. As a result of these activities, employee-related costs decreased $4.2 million primarily as a result of termination of employees, facility related costs that were allocated to sales and marketing decreased $2.2 million primarily as a result of our continued closure and consolidation of facilities and travel and entertainment expenses decreased $1.8 million primarily as a result of the reduced number of employees in sales and marketing. During 2004, our sales and marketing staff decreased to an average of 71 employees in 2004 from an average of 110 employees in 2003.

•	Research and development. Research and development expenses consist primarily of employee related costs, depreciation and amortization of capital equipment associated with research and development activities, facility related costs, third party contractor costs as well as other direct and allocated indirect costs. Research and development expenses decreased in 2005 from 2004 primarily as a result of a $2.8 million decrease in employee related expenses and a decrease of $1.2 million in third-party contractor costs, primarily as a result of our restructuring activities which focused our development efforts on our core messaging products. Our research and development staff decreased by 28 employees, most of whom were related to development of non-core solutions, to an average of 88 employees in 2005 from an average of 120 employees in 2004. Additionally, depreciation expense decreased $1.5 million during 2005 as compared to 2004 primarily as a result of the 2004 acceleration of depreciation in earlier periods on certain assets related to a messaging provisioning platform after it was determined the assets would be taken out of service before the end of their originally estimated useful life and the expiration of the useful life of other assets used in our research and development efforts. Research and development expenses increased in 2004 from 2003 primarily due to a $1.7 million increase in depreciation expenses as a result of the acceleration of depreciation on certain assets related to a newly developed messaging provisioning platform after it was determined the assets would be taken out of service before the end of their originally estimated useful life and depreciation related to new capital expenditures as well as a $0.5 million increase in third-party contractor costs. These increases were partially offset by a $0.3 million decrease in employee-related and travel and entertainment expenses allocated to research and development as a result of our continued restructuring activities. During 2004, our research and development staff decreased to an average of 120 employees in 2004 from an average of 131 employees in 2003.

•

General and administrative. General and administrative expenses consist primarily of employee-related costs, fees for outside professional services and other direct and allocated indirect costs. General and administrative expenses decreased in 2005 from 2004 primarily due to $0.6 million decrease in employee related costs, a $2.0 million decrease in non-cash severance related to a 2004 reserve on a former officer’s note receivable, a $0.9 million decrease in connection with the severance agreement for our former chief executive officer during 2004, a $0.4 million decrease in our corporate insurance and a decrease of $0.7 million in our taxes and licenses partially offset by a $1.3 million increase in accounting related fees related to our Sarbanes-Oxley 404 compliance project, and an increase in our legal expenses $0.3 million. During 2005, our general and administrative staff decreased to an average of 55 persons in 2005 from an average of 56 employees in 2004. General and administrative expenses increased in 2004 from 2003 primarily due to a $2.0 million charge to fully reserve a former officer’s note receivable as a result of the decline in the value of the collateral securing the note and a $0.9 million charge recorded in connection with the severance agreement with our former chief executive officer, a $1.2 million increase in accounting professional services primarily as a result of our Sarbanes-Oxley 404 compliance efforts and a $1.2 million increase in taxes and licenses primarily as a result of accruals for sales and use taxes and estimated Internal Revenue Service (IRS) penalty fees related to incomplete and delinquent informational filings from previous years as well as payments on past-due property taxes. These charges and increased expenses were partially offset by a $1.0 million decrease in employee-related costs, a $0.6 million decrease in certain telecommunications costs and a $0.5 million decrease in our facility related costs that was allocated to general and administrative primarily as a result of our restructuring activities. Additionally, our insurance costs decreased $0.5 million as a result of savings on our directors and officers insurance policy. During 2004, our general and administrative staff decreased to an average of 56 employees in 2004 from an average of 71 employees in 2003.

Included in general and administrative expenses are costs related to the initial implementation and compliance with the requirements of Sarbanes-Oxley 404 (section 404) for fiscal year ended December 31, 2004. Excluding our own time and resources, our initial costs to comply with section 404, excluding costs related to the audit of our financial statements, were approximately $2.1 million. For the fiscal year ended December 31, 2004, the total external costs of compliance with section 404 and our financial statement audit totaled approximately $3.0 million as compared to approximately $0.6 million for 2003. The 2004 external costs of compliance were incurred primarily in the last half of 2004 and the first half of 2005. After our $3.0 million implementation and compliance efforts with Section 404, we incurred, excluding our own time and resources, additional costs totaling approximately $0.6 million during 2005 related to management’s on-going remediation, testing and compliance efforts with Section 404 as well as incremental costs from our external independent registered public accounting firm. In December 2005, we suspended our on-going testing efforts after the SEC adopted certain rules that no longer required us to comply with Section 404 for the fiscal years ended December 31, 2005 and 2006, however, we continue our efforts to remediate the material weaknesses identified in connection with our initial implementation and compliance efforts with Section 404. As a result of our on-going remediation of material weaknesses and significant deficiencies resulting from our initial compliance efforts, we expect that general and administrative expenses will increase in future periods.

•	Stock-based expense. Stock-based expenses represent the charges recorded in connection with modifications made to employee stock option plans, stock option grants to non-employee contractors and warrants issued to third parties as well as amortization of certain stock-based compensation given to employees (see also Note 1—The Company and Summary of Significant Accounting Policies “Stock-Based Compensation” in the Notes to Consolidated Financial Statements). Stock-based expense decreased in 2005 from 2004 primarily as a result of the charges we recorded in connection with the severance agreement between us and our former chief executive officer in 2004. Stock-based expenses decreased in 2004 from 2003 primarily due to a court-approved settlement of litigation in 2003 related to which we issued 0.6 million shares of common stock and recorded a stock-based expense of $5.1 million for the fair value of such common stock and issued 0.2 million shares of Series D preferred stock.

•

Restructuring expense. Restructuring expenses consist primarily of employee severance costs as well as facility consolidation and lease termination costs incurred primarily as a result of our restructuring actions. For the fiscal years ended December 31, 2003, 2004 and 2005 we recorded net charges $6.9 million, $3.4 million and $2.2 million, respectively, related to our restructuring activities. The following table provides additional information with respect to the types of restructuring charges included in our operating expenses for the periods indicated (see also Note 3—Strategic Restructuring in the Notes to

Consolidated Financial Statements for additional information with respect to our restructuring activities).

	Fiscal year ended December 31,
	2003	2004	2005
	(in millions)
Employee severance benefits	$6.0	$4.4	$0.4
Facility and operations consolidations	1.8	0.9	1.7
Non-core product divestures	0.3	0.4	0.1
Adjustments	(1.2)	(2.3)	—

	$6.9	$3.4	$2.2

During 2005, we recorded a restructuring charges totaling $2.2 million, of which, $1.3 million is related to the relocation of our headquarters facility as discussed above in the section titled “Restructuring Initiatives” and the balance is related to consolidation of data centers and the elimination of certain employee positions. The effort began in the first quarter of 2005 and continued through first quarter of 2006. At December 31, 2005 we had a $0.4 million liability related to our restructure activities, the majority of which we expect will be paid during 2006.

Our operating expenses have decreased during 2003, 2004 and 2005 primarily due to our restructure activities undertaken during those years and efforts to control our costs. We expect that our operating expenses will decline in 2006 primarily as a result of the restructure activities undertaken in 2005.

Other income (expense), net

Other income (expense), net consists primarily of gains and losses on foreign exchange transactions and changes in the fair value of the embedded derivative in the Series D preferred stock that we issued in connection with a financing transaction in December 2001. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the derivative to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. The estimated fair value of the embedded derivative for the fiscal years ended December 31, 2003, 2004 and 2005 was $24.9 million, $3.0 million and $1.5 million, respectively. The following table sets forth the components of other income (expense), net for the periods indicated.

				Change
	Fiscal year ended December 31,			2003 to 2004		2004 to 2005
	2003	2004	2005	$	%	$	%
	(in thousands)
Foreign exchange gain (loss)	$(437)	$3,055	$2,521	$3,492	-799%	$(534)	-17%
DocSpace escrow funds	—	—	473	—	—	473	0%
Gain (loss) from changes in the fair value of the embedded derivative	(8,090)	4,343	3,788	12,433	-154%	(555)	-13%
Other	501	(117)	(158)	(618)	-123%	(41)	35%

	$(8,026)	$7,281	$6,624	$15,307	-191%	$(657)	-9%

Foreign exchange gain (loss) will change primarily based upon fluctuations in the foreign currency rates between the U.S. dollar and the Euro. During 2005, the Euro strengthened against the dollar which generated a gain from foreign currency transactions associated with our international operations.

For the year ended December 31, 2005, interest and other income (expense) include $0.5 million gain for final release of DocSpace escrow funds, which related to our 2000 acquisition of DocSpace as a result of the expiration of the escrow account per the original acquisition agreement.

Interest income

Interest income consists primarily of interest earnings on cash, cash equivalents and short-term investments. Interest income remained relatively unchanged in 2005 from 2004 and in 2004 from 2003 primarily as a result of our cash balances remaining relatively consistent during 2005, 2004 and 2003.

Interest expense

Interest expense in 2005 consists primarily of the interest expense and amortization of issuance costs related to the 13.9% Notes issued in December 2004 and March 2005, as well as interest and fees on the line of credit facility we had with Silicon Valley Bank and interest on certain capital leases and other long-term obligations. The following table sets forth the components of interest expense for the periods indicated.

				Change
	Fiscal year ended December 31,			2003 to 2004		2004 to 2005
	2003	2004	2005	$	%	$	%
	(in thousands)
Senior Notes	$116	$1,979	$—	$863	1606%	$(1,979)	-100%
5 3/4% Notes	2,206	1,305	80	(901)	-41%	(1,225)	- 94%
13.9% Notes	—	8	2,380	8	0%	2,372	29,650%
Amortization of debt discount and issuance costs	275	436	907	161	59%	471	108%
Line of credit facility	440	370	206	(70)	-16%	(164)	-44%
Capital leases and other long-term obligations	299	286	312	(13)	-4%	26	9%

	$3,336	$4,384	$3,885	$1,048	31%	$(499)	-11%

Interest expense decreased in 2005 from 2004 primarily as a result of the conversion of the 10% Senior Convertible Notes (Senior Notes) to shares of Series E preferred stock in July 2004 and the retirement of the 5 1/4% Notes in April 2005 partially offset by interest and amortization of debt issuance costs related to the 13.9% Notes issued in December 2004 and March 2005. See Note 10—Notes Payable in the Notes to Consolidated Financial Statements for additional information with respect to the conversion of the majority of our outstanding debt into shares of Series E preferred stock.

Loss on extinguishment of debt

Loss on extinguishment of debt in 2004 is a non-cash charge taken in connection with the conversion of approximately $32.8 million of convertible notes payable into 21.9 million shares of Series E preferred stock. See Note 10—Notes Payable in the Notes to Consolidated Financial Statements for additional information with respect to our loss on extinguishment of debt.

Gain (loss) on investments

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

Provision for income taxes

The provision for income taxes in 2003, 2004 and 2005 primarily represents the tax on the income generated by certain of our European subsidiaries operations. Since our inception, we have incurred net operating losses for income tax purposes in the U.S. and have incurred taxes only in those states which levy taxes on a state minimum or franchise tax basis. Additionally, no deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization.

Accrued dividends and accretion on mandatorily redeemable preferred stock

Accretion on mandatorily redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of our outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock (see note 13 – Mandatorily Redeemable Preferred Stock).

The following table sets forth the components of the accretion on mandatorily redeemable preferred stock for the periods indicated.

				Change
	Fiscal year ended December 31,			2003 to 2004		2004 to 2005
	2003	2004	2005	$	%	$	%
	(in thousands)
Accrued dividends	$4,935	$7,315	$7,889	$2,380	48%	$574	8%
Accretion to redemption value and beneficial conversion feature	7,511	7,250	10,841	(261)	3%	3,591	50%

	$12,446	$14,565	$18,730	$2,119	17%	$4,165	29%

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.

In June 2005, the FASB Staff issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) No. 150-5, to address whether freestanding warrants and other similar share instruments would be subject to the requirements of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FSP FAS No. 150-5 clarifies the applicability of specific provisions of FAS No. 150 to puttable or mandatorily redeemable warrants and other similar instruments or shares, and their classification as either liabilities, temporary equity or equity. The guidance in FSP FAS No. 150-5 was effective for reporting periods beginning after June 30, 2005. This FSP, which the Company adopted in the third quarter of 2005, did not have a significant impact on the Company’s financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (APB) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. This statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes adoption of this new standard will not have a significant impact on its financial position and results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal year ending after December 15, 2005. The adoption of FIN No. 47 did not have an impact on its financial position and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents the hypothetical changes in fair value in the 13.9% Notes at December 31, 2005. The value of the instrument is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (bps), 100 bps and 150 bps over a twelve-month time horizon. The base value represents the estimated traded fair market value of the notes.

	Valuation of borrowing given an interest rate decrease of X basis points			No change in interest rate	Valuation of borrowing given an interest rate increase of X basis points
	150 bps	100 bps	50 bps		50 bps	100 bps	150 bps
	(in thousands)
13.9% Notes	7,632	7,621	7,611	7,600	7,589	7,579	7,568

As of December 31, 2005, we had cash and cash equivalents of $18.7 million and no investments in marketable securities and our long-term obligations consisted of our $18.0 million three year, 13.9% Notes due December 2007 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty; however, our exposure to foreign currency exchange rate risk is primarily associated with fluctuations in the Euro. We realized a net gain on foreign exchange of $2.5 million during 2005. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Reference is made to the Index of Consolidated Financial Statements that appears in Item 15(a)(1) of this report. The Report of Independent Registered Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedule which are listed in the Index of Consolidated Financial Statements and which appear beginning on page 79 of this report are incorporated into this Item 8.

Supplementary Data

The selected unaudited consolidated quarterly statement of operations data during the two fiscal years ended December 31, 2004 and 2005 is set forth below. The data set forth below should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Three months ended
	Mar-04	Jun-04	Sep-04	Dec-04	Mar-05	Jun-05	Sep-05	Dec-05
	(in thousands, except per share amounts)
Net revenues
Software licenses	$4,251	$5,407	$4,744	$4,924	$4,445	$4,771	$5,593	$4,269
Hosted messaging	4,343	3,711	4,621	5,167	5,211	3,528	3,309	3,150
Professional services	2,659	2,936	3,092	4,142	3,084	3,727	3,119	2,829
Maintenance and support	5,825	4,962	5,038	5,250	4,700	5,083	5,059	4,955

Total net revenues	17,078	17,016	17,495	19,483	17,440	17,109	17,080	15,203
Cost of net revenues
Software licenses	911	1,708	1,322	1,522	1,208	1,035	1,364	1,236
Hosted messaging	6,381	6,570	5,995	6,458	5,124	3,766	3,036	3,117
Professional services	3,094	3,034	2,667	3,144	2,404	2,318	2,270	2,216
Maintenance and support	1,449	1,322	1,422	1,302	1,550	1,550	1,442	1,500
Stock-based expense	5	—	—	71	64	43	63	23
Restructuring and other expenses	—	175	—	—	—	—	—	—

Total cost of net revenues	11,840	12,809	11,406	12,497	10,350	8,712	8,175	8,092

Gross profit	5,238	4,207	6,089	6,986	7,090	8,397	8,905	7,111
Operating expenses
Sales and marketing	6,939	6,035	5,242	4,487	4,647	3,926	4,206	3,659
Research and development	5,779	5,344	5,260	4,590	4,893	3,644	2,910	3,655
General and administrative	3,122	3,771	2,854	5,258	3,914	3,356	2,558	2,957
Stock-based expense	41	1,212	308	278	244	212	292	156
Restructuring and other expenses	1,065	1,144	2,590	(1,395)	1,639	168	40	351

Total operating expenses	16,946	17,506	16,254	13,218)	15,337	11,306	10,006	10,778

Operating loss	(11,708)	(13,299)	(10,165)	(6,232)	(8,247)	(2,909)	(1,101)	(3,667)
Other income (expense), net	3,517	6,711	(2,781)	(166)	1,846	2,395	1,357	1,026
Interest income	150	22	125	108	138	130	101	102
Interest expense	(1,580)	(2,065)	(467)	(272)	(798)	(1,037)	(1,019)	(1,031)
Loss on extinguishment of debt (a)	—	—	(12,783)	—	—	—	—	—

Loss before income taxes	(9,621)	(8,631)	(26,071)	(6,562)	(7,061)	(1,421)	(662)	(3,570)
Provision for income taxes	(366)	(445)	(88)	(213)	(308)	(116)	(364)	(150)

Net loss	(9,987)	(9,076)	(26,159)	(6,775)	(7,369)	(1,537)	(1,026)	(3,720)
Accretion on mandatorily redeemable preferred stock	(3,147)	(3,348)	(4,193)	(3,877)	(5,277)	(6,516)	(3,519)	(3,418)

Net loss attributable to common shareholders (b)	$(13,134)	$(12,424)	$(30,352)	$(10,652)	$(12,646)	$(8,053)	$(4,545)	$(7,138)

Basic and diluted net loss per share attributable to common shareholders	$(0.63)	$(0.59)	$(1.43)	$(0.50)	$(0.46)	$(0.27)	$(0.13)	$(0.20)

Basic and diluted weighted average shares outstanding	21,014	21,157	21,171	21,252	27,256	29,369	34,557	35,841

(a)	For the three months ended September 30, 2004, loss on extinguishment of debt represents a non-cash charge taken in connection with the conversion of approximately $32.8 million of convertible notes payable into 21.9 million shares of Series E preferred stock (see also Note 10—Notes Payable in the Notes to Consolidated Financial Statements).
(b)	The three months ended December 31, 2005 includes adjustments related to the first three quarters of 2005 which were not material to the prior quarters. The impact of these adjustments increased net loss attributable to common shareholders by $531,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our disclosure committee and management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). During this evaluation, management considered the impact any material weaknesses and other deficiencies in our internal control over financial reporting might have on our disclosure controls and procedures. In accordance with Section 404 of the Sarbanes-Oxley Act and the rules and regulations promulgated under this section, we were required for our Annual Report on Form 10-K for the year ended December 31, 2004 to evaluate and report on our internal control over financial reporting. In our report contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, we reported the following material weaknesses related to our:

(1)	Lack of expertise and resources to analyze and apply generally accepted accounting principles to significant non-routine transactions;

(2)	Inadequate controls over period-end financial reporting processes;

(3)	Inadequate segregation of duties; and

(4)	Inadequate controls over access to financial applications and data.

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting as of December 31, 2004, have not yet been remediated, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of December 31, 2005. Notwithstanding the material weaknesses described above, management believes the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The certifications of our Chief Executive Officer and our Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Change in Accelerated Filer Status

On December 21, 2005 the Securities and Exchange Commission issued Release No. 33-8644 “Revisions to Accelerated Filer Definition and Accelerated Deadlines For Filing Periodic Reports” (the “Release”). In accordance with the provisions of the Release, management has not included in this Annual Report on Form 10-K an assessment of the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2005.

Management’s Remediation Initiatives

Although we are not required to include in this Form 10-K a report on our internal control over financial reporting, we take our internal control over financial reporting and our system of disclosure controls and procedures very seriously.

Accordingly, in an effort to address the inadequate controls over access to financial applications and data, during the three months ended March 31, 2005, we began requiring passwords, which are changed every 90 days, to access critical systems and financial applications.

During the three month period ended September 30, 2005, we engaged an external third party as our expert resource to assist us in the application of generally accepted accounting principles to our significant non-routine accounting transactions and, in addition to requiring password changes to access critical systems and financial applications, we have: (i) implemented monthly reviews of our employee’s access to critical systems and financial applications; and (ii) implemented change control procedures with respect to our critical systems and financial applications.

During the three months ended December 31, 2005, we have:

•	Implemented an IT security and acceptable use policy;

•	Implemented a change management and monitoring procedures for Critical Path’s corporate infrastructure;

•	Implemented a quarterly review process for access to critical IT systems;

•	Deployed an employee record system to track employee access and separation requests;

•	Upgraded firewall infrastructure to eliminate the non-supported systems;

•	Completed external vulnerability testing for key corporate offices;

•	Moved critical servers to facilities where systems can be protected by universal power supply and fire suppression systems; and

•	Completed a risk assessment of critical systems and developed risk mitigation plans for each environment.

We intend to continue to devote resources to the improvement of our internal control over financial reporting and our system of disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have made changes to our financial statements for the three months and fiscal year ended December 31, 2005, which were previously released via press release and furnished on a Form 8-K with the United States Securities and Exchange Commission on February 27, 2006. The changes we made to individual items in our financial statements were immaterial and resulted in no adjustment to our basic and diluted net loss per share attributable to common shareholders for the fiscal year ended December 31, 2005. Our basic and diluted net loss per share attributable to common shareholders for the three months ended December 31, 2005 has been adjusted from $0.19 per share, the amount we previously reported, to $0.20 per share.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The executive officer and directors of Critical Path and their ages as of March 1, 2006 are as follows:

Name	Age	Position
Mark Ferrer	45	Chairman of the Board of Directors and Chief Executive Officer
James A. Clark	49	Executive Vice President and Chief Financial Officer
Donald Dew	44	Chief Technology Officer and Executive Vice President, Product Management
Mark Palomba	46	Executive Vice President, Worldwide Sales and Field Operations
Barry Twohig	38	Executive Vice President, Engineering
Michael J. Zukerman	46	Executive Vice President, General Counsel and Secretary
Mario Bobba	57	Director
Ross M. Dove (1)(2)(3)	52	Director
Frost R. R. Prioleau (1)(2)(3)	45	Director
Michael J. Shannahan (1)	55	Director
Tom Tinsley (2)(4)	51	Director
Edmond Ip Tak Chuen	53	Director

(1)	Member of the Audit Committee of the Board of Directors.
(2)	Member of the Compensation Committee of the Board of Directors.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Lead Director

Mark J. Ferrer has served as Chief Executive Officer since the end of March 2004, as a director since May 2004 and as Chairman since February 2005. Prior to joining Critical Path, Mr. Ferrer served as president and chief executive officer of Vastera, Inc. from February 2002 to November 2003 and prior to that as its president and chief operating officer from December 1999 to February 2002. From April 1998 to December 1999, Mr. Ferrer held various management positions with the Baan Company, serving as president of Baan Americas and as chief operating officer of Aurum Software. From June 1982 to April 1998, Mr. Ferrer served in various roles at IBM Corporation. Mr. Ferrer serves on the board of directors of Plateau Systems, a private company, and of Teach for America, DC, a not-for-profit corporation

James A. Clark has served as Executive Vice President and Chief Financial Officer since February 2004. Prior to joining Critical Path, from January 2002 to October 2003, he was the chief financial officer at Diversified Healthcare Services, Inc., which was acquired by Fair Isaac Corporation. Before that, he was the chief financial officer at several software and services businesses, including StellarNet, Inc. from February 2001 to January 2002, Netopia, Inc. from November 1994 to February 2001 and Integral Systems, Inc from November 1985 to November 1994. He is a certified public accountant.

Donald Dew has served as Chief Technology Officer since January 2006. From March 2000 to January 2006, Mr. Dew served Critical Path in various capacities in the engineering department and in the office of the Chief Technology Officer and, most recently, as Vice President, Product Management.

Mark Palomba has served as Executive Vice President, Worldwide Sales and Field Operations since January 2006. From May 2004 to January 2006, Mr. Palomba served as our Executive Vice President,

Worldwide Services, Support and Asia Pacific. Prior to joining Critical Path, Mr. Palomba served as Senior Vice President, Global Operations at Vastera, Inc. from February 2000 to December 2003. Prior to joining Vastera, Mr. Palomba served as Senior Vice President of Consulting for Baan Americas, a software company from January 1999 to February 2000 and as Vice President of Consulting, Client Services for Aurum Software from July 1998 to January 1999. From 1982 to July 1998, Mr. Palomba held numerous positions with the IBM Corporation.

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

Mario Bobba has served as a director since July 2005. From February to June 2005, Mr. Bobba served as General Manager, Worldwide Sales of Critical Path. From January 2003 to February 2005, Mr. Bobba served in various sales management positions for Critical Path, covering the European, Middle Eastern, African and Latin American regions.

Ross M. Dove has served as a director since April 2003. Mr. Dove is the Executive Chairman of DoveBid, Inc. From 1980 to August 2005, Mr. Dove served as chairman and chief executive officer of DoveBid.

Frost R. R. Prioleau has served as director since February 2004. From September 2003 to the present, he has served as the managing partner of Blue Bridge Capital. Since January 2004, Mr. Prioleau has served as the Chief Executive Officer of Nova Media GP, LLC. Mr. Prioleau also serves as the Chief Executive Officer of Personifi GP, LLC. From December 2000 to August 2002, Mr. Prioleau served as the President of Intraware, Inc., an internet software/services company. From May 2000 to December 2000, Mr. Prioleau served as the Executive Vice President of eServices of Intraware, Inc. From 1989 to 1998, Mr. Prioleau served as the President and Chief Executive Officer of Plynetics Express Corporation, a company that provides rapid-response prototyping and manufacturing services.

Michael J. Shannahan has served as a director since May 2004. Since February 2005, Mr. Shannahan has served as Chief Financial Officer of Medsphere Systems Corporation. Prior to joining Medsphere Systems, Mr. Shannahan held the position of chief financial officer at a variety of companies, including Chordiant Software, MySimon, Inc., Tri Strata, Inc., Net Objects, Inc. and Broderbund Software, Inc. From February 2001 until August 2001, Mr. Shannahan served as Chief Financial Officer of Broadband Office, which filed for bankruptcy in May 2001. Before that, he was a partner at KPMG Peat Marwick. He serves on the board of directors and audit committee of Kana Software, Inc.

Edmond Ip Tak Chuen has served as a director since January 2005. Mr. Ip is currently the Deputy Managing Director of Cheung Kong (Holdings) Limited (“Cheung Kong”) and since 1993, has been an Executive Director of Cheung Kong. He has been an Executive Director of Cheung Kong Infrastructure Holdings Limited since its incorporation in May 1996 and a Deputy Chairman since February 2003, and the Senior Vice President and Chief Investment Officer of CK Life Sciences Int’l., (Holdings) Inc. since June 2002. He is also a Non-executive Director of TOM Group Limited. He holds a Bachelor of Arts degree in Economics and a Master of Science degree in Business Administration. Pursuant to the terms of the Stockholders Agreement, certain holders of Critical Path Series D Preferred Stock and Series E Preferred Stock hold a right to cause the nomination of one director to the Board. Critical Path agreed to cause the nomination of Mr. Chuen as the nominee of these holders to the Board pursuant to the obligations set forth in the Stockholders Agreement.

Tom Tinsley has served as a director since May 2004 and a Lead Director of the Board of Directors since January 2005. Mr. Tinsley is a managing member of GAP LLC. Prior to joining GAP LLC, Mr. Tinsley served in a variety of executive positions with Baan Company, NV, including chairman and chief executive officer of Baan Company’s management board. Before that, he was a director at McKinsey & Company. In addition, in his capacity as a partner at GAP LLC, Mr. Tinsley is a director at Xchanging, BMC Software and The FB Heron Foundation. Mr. Tinsley, who was appointed to the Board of Directors in May 2004 by the holders of a majority of the outstanding shares of Series D Preferred Stock, shall serve until the earlier of his resignation, his removal by holders of a majority of the outstanding shares of Series D Preferred Stock or such time as there are fewer than 500,000 shares of Series D Preferred Stock outstanding.

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Board Independence

The board of directors has determined in accordance with the Nasdaq Stock Market listing standards that the following directors are independent: Ross Dove, Edmond Ip Tak Chuen, Frost R.R. Prioleau, Michael Shannahan and Tom Tinsley.

Audit Committee

We have an audit committee that is comprised of Frost R.R. Prioleau, Ross Dove and Michael Shannahan. All members of our audit committee are “independent directors” as determined in accordance with The Nasdaq Stock Market listing standards. All of the members of the Audit Committee are financially literate. Our board of directors has determined that Michael Shannahan is an “audit committee financial expert” within the applicable definition of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. To our knowledge, we believe that during the fiscal year ended December 31, 2005, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making this statement, we have relied upon the written representations of our directors and officers.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table summarizes all compensation earned by or paid to our Chief Executive Officer in 2005 and each of our other four (4) most highly compensated executive officers whose total salary and bonus exceeded $100,000 in 2005, for services rendered in all capacities to Critical Path during the fiscal years ended December 31, 2005, 2004, and 2003, if such officer was serving as an executive officer at anytime during those fiscal years. These individuals are referred to as our Named Executive Officers. The value of the restricted stock awards reported below is calculated using the closing price per share of our common stock on the date of grant and the purchase price paid by the executive officer. The value of the unvested restricted stock as of December 31, 2005 reported in the footnotes to the table below is calculated using $0.27, the closing price per share of our common stock on December 31, 2005, and the purchase price paid by the executive officer.

Summary Compensation Table for Last Three Fiscal Years

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)*		Restricted Stock Awards ($)		Securities Underlying Options
Mark J. Ferrer (1) Chairman of the Board of Directors and Chief Executive Officer	2005 2004	375,000 285,491		63,000 25,000		— 1,878,757	(2)	— 2,082,286

James A. Clark Executive Vice President and Chief Financial Officer	2005 2004	250,000 224,313		27,000 15,000		— 54,400	(3)(4)	— 370,000

Mark Palomba Executive Vice President, Worldwide Sales and Field Operations	2005 2004 2003	250,000 150,569		40,000 17,000		— 47,600	(3)(5)	— 370,000

Michael Zukerman Executive Vice President, General Counsel and Secretary	2005 2004	250,000 250,000		22,500 18,654		— 68,000	(3)(6)	— 95,000

Menelaos (Michael) Serbinis Chief Technology Officer and EVP of Marketing(7)	2005 2004	270,675 305,418	(8) (8)	18,423 22,500	(8)	— 81,600	(3)(9)	— 20,000

*	Includes bonuses approved in March 2006 earned for services performed during 2005.
(1)	Mr. Ferrer joined Critical Path in March 2004 as the Chief Executive Officer. In May 2004, Mr. Ferrer accepted the position of Chairman of the Board of Directors.
(2)	707,368 shares of restricted stock vest 12.5% on September 29, 2004 and thereafter on a pro-rata quarterly basis over the ensuing fourteen fiscal quarters. 680,823 shares of restricted stock vest 12.5% on February 16, 2005 and thereafter on a pro-rata quarterly basis over the ensuing fourteen fiscal quarters. The number and value of all unvested restricted stock held by Mr. Ferrer on December 31, 2005 was 865,962 shares at $233,810.
(3)	The shares of restricted stock vest 25% six months following November 5, 2004, which was the date of grant, an additional 25% twelve months from the date of grant, an additional 25% eighteen months from the date of grant and the final 25% twenty-four months from the date of grant.

(4)	The number and value of all unvested restricted stock on December 31, 2005 was 40,000 shares at $10,800.
(5)	The number and value of all unvested restricted stock on December 31, 2005 was 40,000 shares at $9,450.
(6)	The number and value of all unvested restricted stock on December 31, 2005 was 50,000 shares at $13,500.
(7)	Mr. Serbinis’ employment with us ended on January 31, 2006.
(8)	In 2004, we paid Mr. Serbinis a salary of 396,575 Canadian Dollars. The reported amount above is reflected in United States Dollars based on the historical average currency exchange rate (interbank rate) for 2004 of 0.77014. In 2005, we paid Mr. Serbinis a salary of 327,607 Canadian Dollars and a bonus of 22,298 Canadian Dollars. The reported amount above is reflected in United States Dollars based on the historical average currency exchange rate (interbank rate) for 2005 of 0.82622.
(9)	The number and value of all the unvested restricted stock on December 31, 2005 was 60,000 shares at $16,200.

Stock Option Grants

We did not grant any stock options to our named executive officers in 2005.

FISCAL YEAR END OPTION VALUES

The following table provides summary information concerning stock options held as of December 31, 2005 by each of the Named Executive Officers. None of our Named Executive Officers exercised options in 2005.

Aggregated Option Exercises in Last Fiscal Year And Fiscal Year-End Option Values

	Share Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options($)(2)
Name			Exercisable	Unexercisable(3)	Exercisable	Unexercisable(3)
Mark J. Ferrer	—	—	2,082,286	—	—	—
James A. Clark	—	—	370,000	—	—	—
Mark Palomba	—	—	370,000	—	—	—
Michael Zukerman	—	—	218,078	—	—	—
Menelaos (Michael) Serbinis	—	—	377,125	—	—	—

(1)	The value realized is calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at the time of exercise. For purposes of this table, fair market value is deemed to be $0.27 per share, the closing price of the Common Stock as reported on the OTC Bulletin Board on December 30, 2005. Calculations that result in a negative value are reflected as no value realized in the above table.
(2)	The value of unexercised in-the-money options at fiscal year-end is based on a price per share of $0.27, the closing price quoted on the OTC Bulletin Board on December 31, 2005, minus the exercise price.
(3)	On December 27, 2005, our Compensation Committee of our Board of Directors fully accelerated the vesting of all outstanding unvested stock options.

Director Compensation

Our non-employee directors receive an annual retainer of $5,000 for serving as a director, paid incrementally on a quarterly basis. The following additional annual cash retainers are paid for services on board committees:

Non-chair Member of Compensation Committee	$2,500
Non-chair Member of Nominating & Corporate Governance Committee	$2,500
Non-chair Member of Audit Committee	$5,000
Chair of Compensation Committee	$5,000
Chair of Nominating & Corporate Governance Committee	$5,000
Chair of Audit Committee	$10,000

All of these cash payments are paid incrementally on a quarterly basis. Each non-employee director is also paid $2,000 for each full board meeting attended in person, $1,000 for each committee meeting attended in person and $500 for each meeting attended by telephone.

Upon appointment to the Board of Directors, non-employee directors receive an initial grant of an option to purchase 75,000 shares of our common stock under the terms of our Amended and Restated 1998 Stock Incentive Plan (our 1998 Plan). These options become exercisable over a four-year period, at a rate of 1/48th per month. Thereafter, following the conclusion of each regular annual meeting of shareholders, each non-employee director receives a grant of an option to purchase 15,000 shares of our common stock under the terms of our 1998 Plan, if, on such date, he or she will continue to serve on our Board of Directors. These annual option grants become exercisable over a three-year period, at a rate of 1/36th per month. We do not pay additional compensation to any employee-director for their services on the Board.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Effective on March 29, 2004, we entered into an employment agreement with Mark Ferrer, our Chief Executive Officer and Chairman of the Board. Under the terms of the employment agreement, for 2005 we agreed to pay Mr. Ferrer a base salary of $375,000 per year with eligibility for a bonus ranging from 50% to 150% of his base salary upon achieving performance criteria to be set by the Board of Directors. In March 2006, the terms of Mr. Ferrer’s employment agreement were amended to increase his salary to $425,000 per year . We granted Mr. Ferrer two options to purchase an aggregate of 1,061,052 shares on March 29, 2004. These options vest (on an aggregate basis) 12.5% on September 29, 2004 and thereafter shall vest on a pro-rata monthly basis over the ensuing 42 months. Mr. Ferrer also received a grant of 707,368 shares of restricted stock, which vests 12.5% on September 29, 2004 and thereafter vests on a pro-rata quarterly basis over the ensuing fourteen quarters. After the completion of our rights offering in 2004, we granted Mr. Ferrer an additional option to purchase 1,021,234 shares of common stock and an additional 680,823 shares of restricted stock. The additional option and shares of restricted stock have the same vesting schedule as the option and restricted stock discussed above, respectively, but the vesting start date for the additional grants was six months from August 16, 2004, the date of the grants. If Mr. Ferrer is terminated under certain circumstances, he will receive acceleration of twelve months worth of vesting of all of his options. If we are acquired and Mr. Ferrer’s options are not assumed in the acquisition, his options will become immediately vested in full. If we terminate Mr. Ferrer without cause (as that term is defined in his employment agreement) or due to his disability or if Mr. Ferrer resigns as a result of an uncured constructive termination (as that term is defined in his employment agreement) (each of these scenarios is referred to as a Qualifying Termination in Mr. Ferrer’s employment agreement), Mr. Ferrer is entitled to following severance benefits: (i) twelve monthly payments that in the aggregate equal (a) his base salary plus (b) a pro-rata payment based on the number of days Mr. Ferrer served as Chief Executive Officer in the fiscal year of termination) of Mr. Ferrer’s actual bonus, if any, paid to him for the fiscal year prior to termination; (ii) continuation of group health benefits for up to twelve months following termination; and (iii) twelve months of accelerated vesting of Mr. Ferrer’s unvested restricted shares. If a Qualifying Termination occurs within twelve months following a change in control of Critical Path or within three months before a Change of Control, then in lieu of the benefits described above, Mr. Ferrer shall be offered the following: (i) a single cash payment in amount equal to 1.5 times his base salary; (ii) continuation of medical benefits for up to eighteen months; and (iii) accelerated vesting of (a) the greater of 75% or twelve months of unvested restricted shares or (b) twelve months of accelerated vesting of Mr. Ferrer’s unvested stock options.

We entered into an employment agreement with James Clark, our Executive Vice President, Chief Financial Officer on February 2, 2004. Under the terms of Mr. Clark’s employment agreement, in 2005 Mr. Clark was entitled to a base salary of $250,000 per year subject to an increase, once the Company is profitable on an EBITDA basis, to $300,000 and was eligible for a bonus of up to 30% of his base salary. In March 2006, the terms of Mr. Clark’s employment agreement were amended to increase his salary to $275,000 per year. We granted Mr. Clark an option to purchase 350,000 shares which option vests over four years with 12.5% vesting six months after Mr. Clark commenced his employment and 1/48th vesting in equal monthly installments thereafter. Under the terms of his employment agreement, in the event Mr. Clark is terminated without cause or Mr. Clark terminates his employment for good reason within 6 months following a change of control (each term as defined in his employment agreement), all of his unvested shares shall automatically become vested. If we terminate Mr. Clark other than for cause (as defined in his employment agreement), Mr. Clark is entitled to twelve months of his then current base salary.

We entered into an employment agreement with Mark Palomba, our Executive Vice President, Worldwide Services and Support and Executive Vice President Asia Pacific on May 17, 2004. Under the terms of Mr. Palomba’s employment agreement, in 2005 Mr. Palomba was entitled to a base salary of $250,000 per year and was eligible for a bonus of up to $125,000. In March 2006, in connection with his appointment in January 2006 to Executive Vice President, Worldwide Sales and Field Operations, the terms of Mr. Palomba’s employment agreement were amended to increase his salary to $300,000 per year and to increase his sales commission potential to $200,000 if 100% of the Company’s financial performance and his sales targets are attained. We granted Mr. Palomba an option to purchase 350,000 shares which option vests over four years with 12.5% vesting six months after Mr. Palomba commenced his employment and 1/48th vesting in equal monthly installments thereafter. Under the terms of his employment agreement, in the event Mr. Palomba is terminated without cause or Mr. Palomba terminates his employment for good reason within 6 months following a change of control (each term as defined in his employment agreement), all of his unvested shares shall automatically become vested. If we terminate Mr. Palomba other than for cause (as defined in his employment agreement), Mr. Palomba is entitled to twelve months of his then current base salary and continuation of group health benefits for nine months following termination.

We entered into an employment agreement with Michael Zukerman, our Executive Vice President, General Counsel and Secretary, on June 11, 2001, which was amended on December 20, 2002 and December 23, 2003. Under the terms of Mr. Zukerman’s amended employment agreement, for Mr. Zukerman was entitled to a base salary of $250,000 per year. In March 2006, the terms of Mr. Zukerman’s employment agreement were amended to increase his salary to $275,000 per year. If we terminate Mr. Zukerman other than for cause (as defined in his employment agreement) or if he is constructively terminated (as defined in his employment agreement), Mr. Zukerman is entitled to twelve months of his then current base salary and twelve months continuation of his then current benefits. Under the terms of his employment agreement, if Mr. Zukerman is terminated without cause or constructively terminated following a change of control, all of his unvested shares shall automatically become vested. On May 29, 2003, we entered into a change of control severance agreement with Mr. Zukerman. Under the terms of this agreement, if Mr. Zukerman is involuntarily terminated (as defined in the agreement) within twenty-four months following a change of control or within three months on or before a change of control, he is entitled to the following benefits: (i) two times his annual base salary in effect on the date of termination; (ii) two times the highest annual bonus that could have been paid to Mr. Zukerman by Critical Path under the bonus plan or agreement applicable to him for the preceding five fiscal years, whether or not such bonus was actually paid; and (iii) certain other insurance and medical benefits for a period of time following termination. If Mr. Zukerman voluntarily resigns within 180 days following a change in control, then he will be entitled to (i) one times his annual base salary in effect on the date of termination, and (ii) one times the highest annual bonus that could have been paid to Mr. Zukerman by Critical Path under the bonus plan or agreement applicable to him for the preceding five fiscal years, whether or not such bonus was actually paid.

In January 2000, we entered into an employment agreement with Menelaos Serbinis, our Chief Technology Officer and EVP of Marketing that provided for the terms of his employment with us. In 2001, we agreed that if Mr. Serbinis were to be involuntarily terminated within twelve months following a change in control, all of Mr. Serbinis’ options would become immediately vested. Mr. Serbinis is no longer an employee with us.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Ross Dove, Frost Prioleau and Tom Tinsley. None of the members of the Compensation Committee were officers or employees of Critical Path at anytime during 2005 or at any other time. During 2005, no current executive officer of Critical Path served as a member of the board of directors or compensation committee of any other entity whose executive officer(s) served on Critical Path’s Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 1, 2006 by:

•	each person or entity known to us to own beneficially more than 5% of our Common Stock;

•	each of our directors;

•	our Named Executive Officers; and

•	all executive officers and directors as a group.

BENEFICIAL OWNERSHIP TABLE

	Amount and Nature of Beneficial Owner
Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned	Shares of Series D Preferred Stock Beneficially Owned	Shares of Series E Preferred Stock Beneficially Owned	Right to Acquire Ownership of Common Stock Within 60 Days of March 1, 2006	Total of Common Stock(2)	Percent of Common Stock(2)		Percent of Series D Preferred Stock(2)	Percent of Series E Preferred Stock(2)	Percent of Common Stock, Series D Preferred Stock and Series E Preferred Stock (as Converted)(2)
5% SHAREHOLDERS
Entities affiliated with General Atlantic Partners, LLC (3) 3 Pickwick Plaza Greenwich, Ct	—	2,545,455	7,333,332	41,968,521	41,968,521	—		72.3	15.0	52.8
Cheung Kong (Holdings) Limited and affiliates(4) 8th Floor, Cheung Kong Center 2 Queen’s Road Central Hong Kong	—	872,727	15,363,334	29,521,721	29,521,721	—		24.8	31.5	44.0
Zaxis Equity Neutral and affiliates(5) 25 Orinda Way, Suite 300 Orinda, CA 94563	—	—	5,673,325	6,263,233	6,263,233	—		—	11.6	14.3
Ace Paragon Holdings Limited and affiliates(6) 80 Robinson Road, 27th Floor Singapore 068898	—	—	6,500,000	7,175,865	7,175,865	—		—	13.3	16.1
Permal U.S. Opportunities Limited 25 Orinda Way, Suite 300 Orinda, CA 94563	—	—	3,334,673	3,681,409	3,681,409	—		—	6.8	8.9
Crosslink Crossover Fund IV, L.P. Two Embarcadero Center, Suite 2200 San Francisco, California 94111	—	—	3,445,370	3,803,617	3,803,617	—		—	7.1	9.2
Passport Master Fund, L.P. One Sansome Street 39th Floor San Francisco, California 94104	—	—	2,620,833	2,893,345	2,893,345	—		—	5.4	7.2
Vectis-CP Holdings, LLC 345 California St., Suite 2600 San Francisco, California 94104	5,672,378	—	—	—	5,672,378	15.2		—	—	15.1
Peter Kellner and affiliated entities (7) c/o The Office of Peter Kellner 10563 Brunswick Road, Suite 7 Grass Valley, California 95945	1,772,259	—	—	321,420	2,093,679	4.8	(8)	—	—	5.5

	Amount and Nature of Beneficial Owner
Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Shares of Series D Preferred Stock Beneficially Owned	Shares of Series E Preferred Stock Beneficially Owned		Right to Acquire Ownership of Common Stock Within 60 Days of March 1, 2006		Total of Common Stock(2)	Percent of Common Stock(2)	Percent of Series D Preferred Stock(2)	Percent of Series E Preferred Stock(2)	Percent of Common Stock, Series D Preferred Stock and Series E Preferred Stock (as Converted)(2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Mark J. Ferrer	1,262,431	(9)	—	—		2,082,286	(10)	3,344,717	3.4	—	—	8.4
James A. Clark	56,940	(11)	—	—		370,000	(12)	426,940	*	—	—	1.1
Mark Palomba	55,010	(13)	—	—		370,000	(14)	425,010	*	—	—	1.1
Michael Zukerman	50,000	(15)	—	—		218,078	(16)	268,078	*	—	—	*
Menelaos (Michael) Serbinis	30,200		—	—		377,125	(17)	407,325	*	—	—	1.1
Mario Bobba	—		—	—		254,948	(18)	254,948	—	—	—	*
Ross M. Dove	—		—	—		90,000	(19)	90,000	—	—	—	*
Tom Tinsley(20)	—		2,545,455	7,333,332		42,058,521	(21)	42,058,521	—	72.3	15.0	52.9
Michael J. Shannahan	—		—	—		90,000	(22)	90,000	—	—	—	*
Frost R.R. Prioleau	—		—	—		90,000	(23)	90,000	—	—	—	*
Edmond Ip Tak Chuen	—		—	6,416,667	(24)	7,083,867	(25)	7,083,867	—	—	13.1	15.9
All Named Executive Officers and current directors, and executive officers as a group (13 persons)(26)	1,549,212		2,545,455	13,749,999		53,407,418		54,966,630	4.1	72.3	28.2	60.4

*	Amount represents less than 1% of the indicated class or classes of stock.
(1)	Unless otherwise indicated, the address for each of the executive officers and directors above is c/o Critical Path, Inc., 2 Harrison Street, 2nd Floor, San Francisco, California 94105.
(2)	Applicable percentage ownership of Common Stock is based on 37,508,319 shares of Common Stock issued and outstanding as of March 1, 2006 including 40,521 shares of Common Stock issuable upon exchange of Exchangeable Shares of Class A Non-Voting Preferred Shares of Critical Path Messaging Co., an unlimited liability company existing under the laws of the Province of Nova Scotia and a wholly-owned subsidiary of the Company. Each Exchangeable Share is exchangeable for one Common Share. Applicable percentage ownership of Series D preferred stock is based on 3,520,537 shares of Series D preferred stock issued and outstanding on March 1, 2006. Applicable percentage ownership of Series E preferred stock is based on 48,814,588 shares of Series E preferred stock issued and outstanding on March 1, 2006. In calculating the percentage ownership of the Common Stock, as a separate class of stock, we have excluded any shares of preferred stock and any shares of common stock that person has a right to acquire within 60 days of March 1, 2006 held by such person that is convertible into shares of common stock. Beneficial ownership, as noted in the far right column above, is determined in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or Exchangeable Shares or preferred stock exchangeable or convertible into such shares of Common Stock, held by that person, that are currently exercisable or exercisable within 60 days of March 1, 2006 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.
(3)	Based on our records, General Atlantic LLC (formerly known as General Atlantic Partners LLC “GA”), beneficially owns 2,545,455 shares of Series D preferred stock which are convertible into 31,479,836 shares of Common Stock, 7,333,332 shares of Series E preferred stock which are convertible into 8,095,846 shares of Common Stock, warrants to purchase 625,000 shares of Common Stock that are exercisable within 60 days of March 1, 2006 and Series F warrants to purchase 176,784 shares of Series F preferred stock convertible into 1,767,839 shares of Common Stock.
(4)	Based on our records, Cheung Kong (Holdings) Limited (Cheung Kong) and its affiliates, beneficially owns 872,727 shares of Series D preferred stock which are convertible into 10,793,080 shares of Common Stock, 15,363,334 shares of Series E preferred stock which are convertible into 16,960,801 shares of Common Stock and Series F warrants to purchase 176,784 shares of Series F preferred stock convertible into 1,767,840 shares of Common Stock.
(5)	Based on our records, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Institutional Offshore, and Zaxis Partners, L.P. hold 222,589, 999,016, 3,333,715, 441,561, and 1,266,082 shares of Series E preferred stock, respectively, collectively convertible into an aggregate of 6,263,233 shares of Common Stock.
(6)

According to a Schedule 13D, dated as of February 15, 2005, filed by Ace Paragon Holdings Limited (Ace), Strategic Global Asset Management PCC Limited (PCC), The March Charitable Trust (March Trust), and SG Hambros Trust Company (Guernsey) Limited (SG Trust), report beneficial ownership of 6,500,000 shares of Series E preferred stock, which are convertible into 6,770,968 shares of Common Stock. PCC is the sole shareholder of Ace, March Trust as the sole shareholder of the management shares of PCC and SG Trust as the trustee of the March Trust and as investment advisor to PCC report shares voting and dispositive power with respect to 6,500,000 shares of Series E preferred stock, which are convertible into 6,770,968 shares of Common Stock. As of the date of the Schedule 13D, Societe Generales, S.A. (SG) is the ultimate parent company of the Reporting Persons and SG, its executive officers and directors, and its direct and indirect subsidiaries (other than Reporting Persons), may be deemed to beneficially own the shares held by the Reporting Persons. The number of shares of Common Stock into which the Series E preferred stock convert as reflected in this footnote does not include the accretion of dividends after the date of the applicable Schedule 13D. The number of shares of Common Stock as reflected in the table includes the accretion of dividends.

(7)	According to a Schedule 13D, dated as of June 13, 2005, filed by Peter Kellner (Mr. Kellner), Richmond I, LLC (Richmond LLC), and Richmond III, LLC (Richmond III), report beneficial ownership of 2,093,679 shares of Common Stock. Mr. Kellner is the managing partner of Richmond I and Richmond III and has voting and dispositive power over the shares owned by Richmond I and Richmond III.
(8)	Includes Series F warrants held by Richmond III to purchase 32,142 shares of Series F preferred stock convertible into 321,420 shares of Common Stock.
(9)	Includes 865,962 shares subject to the right of repurchase as of March 1, 2006, which lapses over time and 379,070 shares held by Mr. Ferrer’s spouse.
(10)	Consists of 2,082,286 shares subject to options exercisable within 60 days of March 1, 2006.
(11)	Includes 40,000 shares subject to the right of repurchase as of March 1, 2006, which lapses over time.
(12)	Consists of 370,000 shares subject to options exercisable within 60 days of March 1, 2006.
(13)	Includes 35,000 shares subject to the right of repurchase as of March 1, 2006, which lapses over time.
(14)	Consists of 370,000 shares subject to options exercisable within 60 days of March 1, 2006.
(15)	Consists of 50,000 shares subject to the right of repurchase as of March 1, 2006, which lapses over time.
(16)	Consists of 218,078 shares subject to options exercisable within 60 days of March 1, 2006
(17)	Consists of 377,125 shares subject to options exercisable within 60 days of March 1, 2006.
(18)	Consists of 254,948 shares subject to options exercisable within 60 days of March 1, 2006.
(19)	Consists of 90,000 shares subject to options exercisable within 60 days of March 1, 2006.
(20)	Mr. Tinsley is a managing member of GAP and a general partner of GAPCO. GAP is the general partner of GAP 74 and the sole member of GapStar. The general partners of GAPCO are also managing members of GAP. The general partner of KG is Management GmbH. The managing members of GAP have investment and voting power over KG and Management GmbH. GAP 74, GAP, GapStar, GAPCO, KG and Management GmbH (collectively, the “GAP Group”) are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. Because the GAP Group beneficially owns, in the aggregate, in excess of the 10% of the outstanding shares of Common Stock of the Company, the GAP Group is an affiliate of the Company. Mr. Tinsley has no pecuniary interest in any of the securities owned by GmbH Coinvestment. Mr. Tinsley disclaims beneficial ownership of such other securities except to the extent of his pecuniary interest therein. The address of the GAP Group (other than GmbH Coinvestment and Management GmbH) is c/o General Atlantic Service Corporation, 3 Pickwick Plaza, Greenwich, Connecticut 06830. The address of Mr. Tinsley is 2401 Pennsylvania Avenue, N.W., Washington, D.C. 20037. The address of GmbH Coinvestment and Management GmbH is Koenigsallee 62, 40212 Duesseldorf, Germany.
(21)	Includes 31,479,836 shares issuable upon the conversion of the Series D preferred stock, 8,095,846 shares issuable upon the conversion of the Series E preferred stock, and exercise of warrants to purchase 625,000 shares of Common Stock, and exercise Series F Warrants which are convertible into 1,767,839 shares of Common Stock. See footnote 3 above. Mr. Tinsley disclaims beneficial ownership of the securities described in footnote 3 above except to the extent of his pecuniary interest therein. Also includes 90,000 shares subject to options exercisable within 60 days of March 1, 2006.
(22)	Consists of 90,000 shares subject to options exercisable within 60 days of March 1, 2006.
(23)	Consists of 90,000 shares subject to options exercisable within 60 days of March 1, 2006.
(24)	Represents shares held by Great Affluent Limited, which is an indirect wholly-owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc. of which Mr. Ip holds an interest of approximately 0.02%.
(25)	Includes 7,083,867 shares issuable upon the conversion of the Series E preferred stock. See footnote 4 above. Mr. Ip disclaims beneficial ownership of the securities described in footnote 4 above except to the extent of his pecuniary interest therein. Also includes 75,000 shares subject to options exercisable within 60 days of March 1, 2006.
(26)	Includes shares beneficially owned by the directors, and executive officers as a group including the named executive officers and Messrs. Dew and Twohig. “Shares of common stock beneficially owned” includes an aggregate of 94,631 shares of Common Stock beneficially owned by Messrs. Dew and Twohig and “right to acquire ownership of common stock within 60 days of March 1, 2006” includes 322,593 shares subject to options exercisable within 60 days of March 1, 2006 held by Messrs. Dew and Twohig. Includes 4,107,437 shares subject to options exercisable within 60 days of March 1, 2006 held by the directors and named executive officers.

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity securities are authorized for issuance as of our fiscal year ended December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plan approved by shareholders(a)	6,244,629	$19.10	11,902,102
Equity compensation plan not approved by shareholders(b)	5,191,959	2.35	1,147,448

Total	11,436,588	$11.49	13,049,550

(a)	As a result of our previous business acquisition activities, there are 36,925 shares of common stock to be issued upon the exercise of outstanding options at an average exercise price of approximately $36.39 per share.
(b)	Excludes 870,398 shares of common stock that were available for future issuance under our employee stock purchase plan (ESPP) as of December 31, 2005. The ESPP was terminated in January 2006.

Additionally, the number of shares reserved for issuance under the 1998 Stock Option Plan (the 1998 Plan), our shareholder approved plan, is subject to an annual increase on January 1 of each year by an amount equal to 2% of the total number of our common stock authorized for issuance. As a result, we added 4,000,000 options to the 1998 Plan for future issuance to purchase shares of our common stock in January 2006. The aggregate number of shares of common stock which may be issued under the 1998 Plan shall at all times be subject to adjustment as a result of stock splits, dividends payable in shares, combinations or consolidations of outstanding stock, recapitalizations, mergers or reorganizations. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 1998 Plan.

See Note 14—Shareholders’ Equity (Deficit) in the Notes to Consolidated Financial Statements for a brief summary of the material features of the 1999 Nonstatutory Stock Option Plan, our non-shareholder approved equity compensation plan.

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

Loans to Officers

During 2001 and in connection with his employment agreement, we made a loan and held a note receivable from David C. Hayden, our former Executive Chairman, totaling $1.5 million. Mr. Hayden’s note and loan agreement were amended in February 2002 to increase the amount to $1.95 million. As amended in 2002, Mr. Hayden’s full recourse note accrued interest at the rate of 6.75% per annum and provided that it may be forgiven upon the achievement of a performance-based milestone whereby a change of control event occurs with consideration received by the shareholders in excess of $10.00 per share. Mr. Hayden’s loan was initially due and payable on August 13, 2004; provided, however, if his employment was terminated without cause or he resigned for good reason, the due date would be extended for two years. Interest payments are due and payable on August 13th of each year that the loan is outstanding. Mr. Hayden terminated his employment and resigned from the Board in May 2002. As of December 31, 2005, there was $2.6 million outstanding in principal and accrued interest.

Investment Transactions

In December 2004, we received aggregate proceeds of $11.0 million from a group of investors, consisting of affiliates of General Atlantic Partners 74, L.P., GapStar, LLC and GAP Coinvestment Partners II, L.P. (collectively with certain of its other affiliates, “General Atlantic”), which entities are associated with Tom Tinsley, one of our current directors, and Cheung Kong (Holdings) Limited and its affiliated entities (collectively with certain of its other affiliates, “Cheung Kong”), which entities are associated with Edmond Ip Tak Chuen, one of our current directors, and Richmond III, LLC (an affiliate of Peter Kellner), each of which was a current shareholder of Critical Path, in exchange for promissory notes issued in the aggregate principal amount of $11.0 million and warrants to purchase an aggregate of 235,712 shares of Series F redeemable convertible preferred stock (Series F preferred stock). In connection with the note and warrant purchase agreement that we entered into with these investors, we had an option to issue an additional $7.0 million in principal of these promissory notes and additional warrants to purchase 149,998 shares of Series F preferred stock. In March 2005, we issued the remaining $7.0 million of these notes and the warrants. The promissory notes accrue interest at a rate of 13.9% per annum, however, we are not obligated to make interest payments on the notes prior to their maturity date of December 30, 2007. The notes are due and payable on the earlier to occur of the maturity date on December 30, 2007, when declared due and payable upon the occurrence of an event of default, or a change of control of Critical Path. The warrants are exercisable for Series F preferred stock at a per share purchase price of $14.00 per share, which is equivalent to $1.40 per share on a common equivalent basis.

The Series F preferred stock issuable upon exercise of the warrants described above will rank equally with the Series E preferred stock, and will rank senior to all other capital stock with respect to rights on liquidation, dissolution and winding up. The Series F preferred stock will accrue dividends at a simple annual rate of 5 3/4% of the purchase price of $14.00, whether or not declared by our board of directors. The holders of Series F preferred stock will be entitled to vote as a separate class on any amendment to the terms or authorized number of shares of Series F preferred stock, the issuance of any equity security ranking senior to the Series F preferred stock and the redemption of or payment of a dividend in respect of any junior security. At any time, holders of Series F preferred stock may elect to convert their Series F preferred stock into shares of common stock. As of December 31, 2005, no shares of Series F preferred stock were outstanding and warrants to purchase 235,712 shares of Series F preferred stock were outstanding.

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

Fiscal year ended December 31:
2005	$1,198,500
2004	$1,916,000

Audit-Related Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services related to the performance of their audit and review of the Company’s financial statements that are not included in the “audit fees” above were:

Fiscal year ended December 31:
2005	$—
2004	$—

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for professional services related to tax compliance, tax advice and tax planning were:

Fiscal year ended December 31:
2005	$303,412
2004	$183,903

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

Pre-Approval Policies and Procedures

The Audit Committee charter and SEC rules require the Audit Committee, or a committee of the Audit Committee, to pre-approve the provision of all auditing and non-audit services to the Company and its subsidiaries by its independent registered public accounting firm and all audit and non-audit engagement fees and terms. The Audit Committee must also pre-approve the engagement of non-audit services to be performed by other certified public accounting firms that are not the Company’s independent registered public accounting firm. In connection with the approval of non-audit services, the Audit Committee must consider whether the independent registered public accounting firm’s performance of any non-audit services is compatible with the independence of its auditors. In fiscal years 2004 and 2005, the Audit Committee pre-approved 100% of the services performed by the Company’s independent registered public accounting firm relating to “audit-related fees,” “tax fees,” and “all other fees.”

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

(a)(3) Exhibits

Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

3(i).1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(b) to the Registrant’s Registration on Form S-1 (File No. 333-71499)).

3(i).2	Amendment to the Articles of Incorporation, dated January 5, 2001 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

3(i).3	Certificate of the Powers, Designations, Preferences and Rights of the Series D Cumulative Redeemable Convertible Participating Preferred Stock dated November 6, 2001 (Incorporated by reference to Exhibit 3(i).3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3(i).4	Certificate of Amendment of Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3(i).5	Form of Amended and Restated Certificate of Determination of Preferences of Series D Redeemable Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed March 10, 2004).

3(i).6	Form of Certificate of Determination of Preferences of Series E Redeemable Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed March 10, 2004).

3(i).7	Certificate of Determination of Preferences of Series F Redeemable Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2004).

3(ii)	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3(ii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.2	Preferred Stock Rights Agreement dated as of March 19, 2001 between Registrant and ComputerShare Trust Company, Inc., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively (Incorporated by reference to Exhibit 4.5 of Registrant’s Form 8-A filed on May 7, 2001).

4.3	Amendment No. 1 to Preferred Stock Rights Agreement dated as of November 6, 2001 between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.4	Amendment No. 2 to Preferred Stock Rights Agreement dated as of November 18, 2003 between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.5	Amendment No. 3 to Preferred Stock Rights Agreement dated as of January 16, 2004 between Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.6	Amendment No. 4 to Preferred Stock Rights Agreement dated as of March 9, 2004 between Critical Path, Inc. and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.5 to the Registrant’s Amendment No. 2 to the Company’s Registration Statement on Form 8-A filed on March 10, 2004 (File No. 000-25331)).

4.7	Amendment No. 5 to Preferred Stock Rights Agreement dated as of June 24, 2004 between Critical Path, Inc. and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.6 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A (File No. 000-25331)).

4.8	Amendment No. 6 to Preferred Stock Rights Agreement dated as of December 29, 2004, between the Company and Computershare Trust Company, Inc. (Incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed January 3, 2004).

4.9	Amendment No. 7 to Preferred Stock Rights Agreement dated as of February 10, 2005 between the Company and Computershare Trust Company, Inc. (Incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed February 24, 2005).

4.10	Indenture, dated March 31, 2000, by and between Registrant and State Street Bank and Trust Company of California, N.A., Trustee, relating to the $300 million five-year, 5.75% Convertible Subordinated Notes due April 1, 2005 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

4.11	Warrant to Purchase Common Stock dated March 29, 2001 issued by the Registrant to Vectis Group LLC (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.12	Warrant to Purchase Common Stock dated January 29, 1999 issued by the Registrant to America Online, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).

4.13	Warrant to Purchase up to 25,000 Shares of Common Stock dated as of December 29, 1999 by and between Ecker Folsom Properties, LLC (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.14	Warrant to Purchase up to 834,000 Shares of Common Stock dated as of June 2000 by and between Worldsport Networks Europe Ltd. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.15	Stock and Warrant Purchase and Exchange Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, LP, GAP Coinvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.16	Escrow Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.17	Amended and Restated Stockholders Agreement, dated November 26, 2003, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAP-W, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Vectis CP Holdings, LLC (Incorporated by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.18	Third Amended and Restated Registration Rights Agreement, dated March 9, 2004, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited, Vectis CP Holdings, LLC, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P., Guggenheim Portfolio Company XIII, Passport Master Fund, L.P., Crosslink Crossover Fund IV, L.P., Sagamore Hill Hub Fund, Ltd., Criterion Capital Partners, Ltd., Criterion Capital Partners, Institutional, Criterion Capital Partners, L.P. and Capital Ventures International (Incorporated by reference to Exhibit 4.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.19	Note Amendment Agreement dated March 12, 2004, by and among Registrant, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (Incorporated by reference to Exhibit 4.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.20	Warrant to Purchase up to 100,000 Shares of Common Stock dated March 12, 2004 issued by the Registrant to Silicon Valley Bank (Incorporated by reference to Exhibit 4.47 to the Registrant’s Annual Report on Form 10-Q for the year ended March 30, 2004).

4.21	Form of Warrant to Purchase up to 100,000 shares of Common Stock, by and between Max Limited and the Registrant (Incorporated by reference to Exhibit 4.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.22	Form of Note dated as of December 30, 2004 (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on January 3, 2005).

4.23	Form of Warrant to Purchase Series F Redeemable Convertible Preferred Stock of the Company dated December 30, 2004 (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on January 3, 2005).

10.1	Hills Plaza I Office Lease dated as of November 16, 2001 by and between Registrant and SRI Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2	First Amendment to Lease dated November 17, 2003 by and between the Registrant and SRI Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.3	Second Amendment to Lease dated May 5, 2005 by and between the Registrant and PPF Off 345 Spear Street, LP (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.4	Asset Purchase Agreement dated as of December 14, 2005 by and between the Registrant and Tucows.com Co. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2005).

10.5#	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).

10.6#	Amended and Restated 1998 Stock Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).

10.7#	1999 Stock Option Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed on September 22, 1999 (File No. 333-87553)).

10.8#	Critical Path, Inc. Amended and Restated 1998 Stock Plan Notice of Restricted Stock Award (Incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.9#	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.10#	Employment Agreement dated February 4, 2004 by and between the Registrant and James Clark (Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11#	Employment Agreement, dated June 11, 2001 by and between the Registrant and Michael Zukerman (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12#	Amendment to Employment Agreement, dated December 20, 2002, by and between the Registrant and Michael Zukerman (Incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.13#	Change of Control Severance Agreement, dated as of May 29, 2003, by and between the Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.14#	Waiver Agreement made and entered into as of December 23, 2003, by and between Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.15#	Amendment to Employment Agreement, dated December 23, 2003, by and between the Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.16	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of April 15, 2004 by and between Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.17#	Nonstatutory Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.18#	Incentive Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.71 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.19#	Restricted Stock Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.20#	Nonstatutory Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective August 16, 2004 (Incorporated by reference to Exhibit 10.73 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21#	Restricted Stock Agreement by and between the Registrant and Mark Ferrer for grant effective August 16, 2004 (Incorporated by reference to Exhibit 10.74 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22#	Employment Agreement dated as of March 29, 2004 by and between Registrant and Mark Ferrer. (Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003).

10.23	Note and Warrant Purchase Agreement dated as of December 29, 2004, between the Company and the Investors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2005).

10.24#	Employment Agreement dated as of May 17, 2004 by and between Registrant and Mark Palomba (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.25#	Employment Agreement dated as of March 6, 2000 by and between Registrant and Mike Serbinis (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.26#	Employment Agreement dated as of January 19, 2000 by and between Registrant and Barry Twohig (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.27#	Employment Agreement dated as of March 21, 2000 by and between Registrant and Donald Dew.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement.

(b) Exhibits

The exhibits set forth in (a)(3) above are filed or incorporated by reference as part of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Critical Path, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Critical Path, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 30, 2006

CRITICAL PATH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2004	2005
ASSETS
Current assets
Cash and cash equivalents	$23,239	$18,707
Accounts receivable, net	19,667	10,096
Prepaid and other current assets	4,567	2,411
Assets held for sale	—	2,782

Total current assets	47,473	33,996
Property and equipment, net	11,379	2,625
Goodwill	6,613	7,047
Restricted cash	2,702	277
Other assets	1,032	1,479

Total assets	$69,199	$45,424

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,973	$2,726
Accrued compensation and benefits	4,926	4,569
Income and other tax liabilities	5,063	3,837
Other accrued liabilities	13,218	11,321
Liabilities held for sale		219
Deferred revenue	9,978	6,574
Capital lease and other obligations, current	1,067	106
Notes payable, current	5,565	—

Total current liabilities	44,790	29,352
Deferred revenue, net of current portion	173	710
Notes payable, net of current portion	8,875	18,493
Embedded derivative liability	5,173	1,534
Other obligations, net of current portion	—	50

Total liabilities	59,011	50,139

Commitments and contingencies (Note 12)
Mandatorily redeemable preferred stock, par value $0.001 (Note 13)
Shares authorized: 75,000
Shares issued and outstanding: 59,986 and 52,336
Liquidation value: $157,568 and $156,869	122,377	120,293

Shareholders’ deficit
Common Stock and paid-in-capital, par value $0.001
Shares authorized: 200,000
Shares issued and outstanding: 23,087 and 37,499	2,174,496	2,177,177
Common stock warrants	5,947	5,947
Unearned stock-based compensation	(1,353)	(537)
Accumulated deficit	(2,290,725)	(2,304,377)
Accumulated other comprehensive loss	(554)	(3,218)

Total shareholders’ deficit	(112,189)	(125,008)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$69,199	$45,424

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2004	2005
Net revenues
Software license	$22,104	$19,326	$19,078
Hosted messaging	19,444	17,842	15,198
Professional services	12,315	12,829	12,759
Maintenance and support	18,434	21,075	19,797

Total net revenues	72,297	71,072	66,832

Cost of net revenues
Software license	4,068	5,463	4,843
Hosted messaging	26,193	25,404	15,043
Professional services	12,203	11,939	9,208
Maintenance and support	5,803	5,495	6,042
Stock-based expense	17	76	193
Restructuring expense	—	175	—

Total cost of net revenues	48,284	48,552	35,329

Gross profit	24,013	22,520	31,503

Operating expenses
Sales and marketing	31,224	22,703	16,438
Research and development	19,047	20,973	15,102
General and administrative	12,603	15,005	12,785
Stock-based expense	5,124	1,839	904
Restructuring and other expenses	6,886	3,404	2,198

Total operating expenses	74,884	63,924	47,427

Loss from operations	(50,871)	(41,404)	(15,924)
Interest income	407	405	471
Interest expense	(3,336)	(4,384)	(3,885)
Gain on investments, net	549	—	—
Loss on extinguishment of debt	—	(12,783)	—
Other income (expense), net	(8,026)	7,281	6,624

Loss before income taxes	(61,277)	(50,885)	(12,714)
Provision for income taxes	(856)	(1,112)	(938)

Net loss	(62,133)	(51,997)	(13,652)
Dividend and accretion on mandatorily redeemable preferred stock	(12,446)	(14,565)	(18,730)

Net loss attributable to common shares	$(74,579)	$(66,562)	$(32,382)

Net loss per share attributable to common shares—basic and diluted:
Net loss per share attributable to common shares	$(3.73)	$(3.15)	$(1.01)
Weighted average shares—basic and diluted	20,020	21,123	31,933

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Mandatorily redeemable preferred stock			Shareholders’ equity (deficit)
				Common stock and additional paid in capital	Common stock warrants	Notes receivable from shareholder	Unearned compensation	Accumulated deficit and other comprehensive income (loss)	Total
	Series D	Amended Series D	Series E
Balance at December 31, 2002	$14,210	$—	$—	$2,163,196	$5,947	$—	$(59)	$(2,177,638)	$(8,554)
Accretion of dividend on mandatorily redeemable preferred stock	4,935	—	—	(4,935)	—	—	—	—	(4,935)
Accretion to redemption value for mandatorily redeemable preferred stock	7,511	—	—	(7,511)	—	—	—	—	(7,511)
Issuance of preferred stock in litigation settlement	3,755	—	—	—	—	—	—	—	—
Common stock issued under Employee Stock Purchase Plan	—	—	—	275	—	—	—	—	275
Exercise of stock options and warrants	—	—	—	846	—	—	—	—	846
Issuance of common stock in litigation settlement	—	—	—	1,300	—	—	—	—	1,300
Issuance of warrants to purchase common stock	—	—	—	48	—	—	—	—	48
Stock-based compensation related to stock options	—	—	—	206	—	—	—	—	206
Lapse of early exercise repurchase rights	—	—	—	870	—	—	—	—	870
Reclassification of vested portion of shareholder notes	—	—	—	—	—	(870)	—	—	(870)
Amortization of unearned compensation	—	—	—	—	—	—	59	—	59
Unrealized investment gain (loss)	—	—	—	—	—	—	—	1,461	1,461
Foreign currency translation adjustments	—	—	—	—	—	—	—	1,696	1,696
Net loss	—	—	—	—	—	—	—	(62,133)	(62,133)

Balance at December 31, 2003	30,411	—	—	2,154,295	5,947	(870)	—	(2,236,614)	(77,242)
Conversion of Series D Preferred Stock to Amended Series D and Series Preferred Stock	(37,277)	56,355	1,244	(2,490)	—	—	—	—	(2,490)
Accretion of dividend on mandatorily redeemable preferred stock	3,174	1,876	2,266	(7,316)	—	—	—	—	(7,316)
Accretion of beneficial conversion feature on mandatorily redeemable preferred stock	3,917	—	1,431	(5,348)	—	—	—	—	(5,348)
Accretion to redemption value for mandatorily redeemable preferred stock	—	1,344	557	(1,901)	—	—	—	—	(1,901)
Issuance of Series E preferred stock upon conversion of notes payable and accrued interest, net of issuance costs	—	—	57,304	28,798	—	—	—	—	28,798
Revaluation of amended Series D warrant	(225)	—	—	225	—	—	—	—	225
Common stock issued under Employee Stock Purchase Plan	—	—	—	242	—	—	—	—	242
Exercise of stock options and warrants	—	—	—	780	—	—	—	—	780
Proceeds from issuance of Series E preferred stock rights offering	—	—	—	3,965	—	—	—	—	3,965
Issuance of restricted stock	—	—	—	2,279	—	—	—	—	2,279
Payment of taxes on vested restricted stock	—	—	—	(26)	—	—	—	—	(26)
Issuance of warrants to purchase common stock	—	—	—	344	—	—	—	—	344
Stock-based compensation related to stock options	—	—	—	66	—	—	—	—	66
Lapse of early exercise repurchase rights	—	—	—	460	—	—	—	—	460
Reclassification of vested portion of shareholder notes	—	—	—	—	—	(145)	—	—	(145)
Forgiveness of shareholder note	—	—	—	123	—	1,015	—	—	1,138
Unearned compensation related to grants of restricted stock	—	—	—	—	—	—	(2,279)	—	(2,279)
Amortization of unearned compensation	—	—	—	—	—	—	926	—	926
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,668)	(2,668)
Net loss	—	—	—	—	—	—	—	(51,997)	(51,997)

Balance at December 31, 2004	—	59,575	62,802	2,174,496	5,947	—	(1,353)	(2,291,279)	(112,189)
Accretion of dividend on mandatorily redeemable preferred stock	—	3,397	4,492	(7,889)	—	—	—	—	(7,889)
Accretion of beneficial conversion feature on mandatorily redeemable preferred stock	—	—	5,842	(5,842)	—	—	—	—	(5,842)
Accretion to redemption value for mandatorily redeemable preferred stock	—	3,528	1,471	(4,999)	—	—	—	—	(4,999)
Conversion of preferred stock to common stock	—	(9,593)	(11,221)	21,249	—	—	—	—	21,249
Issuance cost of preferred stock	—	—	—	(46)	—	—	—	—	(46)
Common stock issued under Employee Stock Purchase Plan	—	—	—	13	—	—	—	—	13
Issuance of restricted stock	—	—	—	280	—	—	—	—	280
Payment of taxes on vested restricted stock	—	—	—	(85)	—	—	—	—	(85)
Unearned compensation related to grants of restricted stock	—	—	—	—	—	—	(255)	—	(255)
Amortization of unearned compensation	—	—	—	—	—	—	1,071	—	1,071
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,664)	(2,664)
Net loss	—	—	—	—	—	—	—	(13,652)	(13,652)

Balance at December 31, 2005	$—	$56,907	$63,386	$2,177,177	$5,947	$—	$(537)	$(2,307,595)	$(125,008)

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
Cash flow from operating activities:
Net loss	$(62,133)	$(51,997)	$(13,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (credit) for allowance for doubtful accounts	199	(195)	(363)
Depreciation	16,199	9,763	7,133
Stock-based costs and expenses	85	1,915	1,097
Amortization of start up costs	55	489	330
Amortization of debt issuance costs	—	112	850
Loss on disposal of property and equipment	—	—	270
Change in fair value of embedded derivative liability	12,200	(4,343)	(3,788)
Provision for note receivable allowance	—	1,950	—
Loss (gain) on investments	(549)	—	—
Loss on extinguishment of debt	—	12,783	—
Fair value of stock issued in settlement of litigation	5,056	—	—
Gain on release of funds held in escrow	(3,750)	—	(473)
Provision (credit) for restructured operations	579	(1,589)	—
Changes in assets and liabilities:
Accounts receivable	8,266	(4,639)	5,386
Other assets	(651)	512	795
Accounts payable	(1,079)	(792)	(1,905)
Accrued compensation and benefits	(1,015)	2,177	(216)
Income and other tax liabilities	(138)	1,053	(468)
Other accrued liabilities	(6,782)	946	1,367
Deferred revenue	(1,427)	(472)	(1,863)

Net cash used in operating activities	(34,885)	(32,327)	(5,500)

Cash flow from investing activities:
Notes receivable from officers	132	240	—
Property and equipment purchases	(12,225)	(4,155)	(1,668)
Sales (purchases) of marketable securities, net	9,573	—	—
Proceeds from sale of investments	2,373	—	—
Proceeds from the release of funds held in escrow	3,750	—	473
Restricted cash	2,729	(2,702)	2,422

Net cash provided by (used in) investing activities	6,332	(6,617)	1,227

Cash flow from financing activities:
Proceeds from issuance of Common Stock	1,121	1,022	13
Proceeds from issuance of convertible notes, net	10,000	41,045	7,000
Proceeds from rights offering	—	3,965	—
Proceeds from line of credit	4,900	—	—
Principal payments against line of credit facility	(2,602)	(2,298)	—
Repayment of borrowings	—	—	(5,565)
Principal payments on note and lease obligations	(814)	(1,129)	(768)

Net cash provided by financing activities	12,605	42,605	680

Net increase (decrease) in cash and cash equivalents	(15,948)	3,661	(3,593)
Effect of exchange rates on cash and cash equivalents	1,434	594	(939)
Cash and cash equivalents at beginning of year	33,498	18,984	23,239

Cash and cash equivalents at end of year	$18,984	$23,239	$18,707

Supplemental cash flow disclosure:
Cash paid for interest	$2,850	$1,823	$143
Cash paid for income taxes, net of refunds	$21	$746	$1,431
Non-cash investing and financing activities:
Retirement of notes payable through issuance of Preferred Stock	$—	$45,484	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Summary of Significant Accounting Policies

The Company

Critical Path, Inc. was incorporated in California on February 19, 1997. Critical Path, along with its subsidiaries (collectively referred to herein as the “Company”), delivers software and services that enable the rapid deployment of highly scalable valued-added solutions for messaging and identity management. The Company’s messaging and identity management solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs. The Company’s messaging solutions provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. The Company’s identity management solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates, and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, suppliers, and customers.

Liquidity

The Company has focused on capital financing initiatives in order to maintain current and planned operations. The Company has operated at a loss since inception and its history of losses from operations and cash flow deficits, in combination with cash balances, raise concerns about the Company’s ability to fund operations. In 2003 and 2004 the Company secured additional funds through several rounds of financing that involved the sale of senior secured notes. In addition, in the third quarter of 2004 the Company completed a rights offering which raised approximately $4.0 million, and in the fourth quarter of 2004 the Company drew $11.0 million from an $18.0 million round of debt financing. In March 2005, the Company drew down the remaining $7.0 million from the $18.0 million round of debt financing. The Company is not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in December 2007. If the Company is unable to increase revenues or reduce the amount of cash used by its operating activities during 2005, the Company may be required to undertake additional restructuring alternatives, or seek additional debt financing although the Company’s ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness.” The Company does not believe that equity financing on terms reasonably acceptable is currently available. Additionally, the Company’s common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq National Market. Consequently, selling the Company’s common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. The Company believes our listing on the OTC Bulletin Board, or further declines in the Company’s stock price, may greatly impair the Company’s ability to raise additional capital, should it be necessary, through equity or debt financing.

The following table sets forth the Company’s net losses attributable to common shareholders and the cash used to support operating activities for the recent periods indicated:

	Fiscal year ended December 31,
	2003	2004	2005
	(in thousands)
Net loss attributable to common shareholders	$(74,579)	$(66,562)	$(32,382)
Net cash used by operating activities	(34,885)	(32,327)	(5,500)

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With the Company’s history of operating losses and cash used to support operating activities, the primary sources of capital have come from both debt and equity financings completed over the past several years. The Company’s principal sources of liquidity include its cash and cash equivalents. As of December 31, 2005, the Company had cash and cash equivalents available for operations totaling $18.7 million, of which $11.7 million was located in accounts outside the United States and which is not readily available for domestic operations. However, the Company intends to pursue the investigation of restructuring its foreign subsidiaries which, if successful, may provide easier access to the repatriation of a greater portion of the Company’s cash located in accounts outside the United States. Accordingly, the Company’s readily available cash resources in the United States as of December 31, 2005 were $7.0 million.

Based on the Company’s recent financing activities, cash expected to be generated from operations, recent restructuring activities as well as the sale of certain hosted messaging assets in January 2006, the Company believes that it has sufficient cash to meet its cash operating requirements for the next 12 months as well as the on-going investments in capital equipment to support our research and development efforts. For the long-term, the Company believes that its operating activities will be able to provide the liquidity and capital resources sufficient to support its business.

Ability to incur additional indebtedness

Under the terms of the Series D Cumulative Redeemable Convertible Preferred Stock (the Series D preferred stock), the Company must seek the consent of the holders of a majority of its Series D preferred stock in order to incur any additional indebtedness.

During 2005, the Company’s line of credit facility with Silicon Valley Bank had expired.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valuation Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Company’s review of their current credit information. The Company continually monitors collections and payments from customers and maintains a provision for estimated credit losses based on a percentage of its accounts receivable, the historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within the Company’s expectations and appropriate reserves have been established, the Company cannot guarantee that it will continue to experience the same credit loss rates that the Company has experienced in the past. Material differences may result in the amount and timing of revenue and or expenses for any period if management made different judgments or utilized different estimates.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short maturity of these instruments. The fair value of the Company’s notes payable are disclosed in Note 10—Notes Payable.

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

The Company’s Series D preferred stock contains an embedded derivative instrument, related to the change-in-control feature of the Series D preferred stock, which is recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). At December 31, 2004 and 2005 the estimated fair value of the embedded derivative liability was $3.0 million and $1.1 million, respectively. See also Note 13—Mandatorily Redeemable Preferred Stock.

The Company also carries a derivative instrument associated with warrants which were issued as part of the $11.0 million and $7.0 million financing transactions completed in December 2004 and March 2005, respectively. The proceeds from the financing transaction were allocated to the notes and warrants based upon their relative estimated fair values. In accordance with SFAS No. 133, Accounting for Derivative Instruments, the

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). At December 31, 2004 and 2005 the estimated fair value of the warrant derivative liability was $2.1 million and $0.4 million, respectively. See also Note 10—Notes Payable.

Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets as of the dates indicated:

	December 31,
	2004	2005
	(in thousands)
Prepaid expenses	$3,417	$1,596
Other current assets	1,150	815

	$4,567	$2,411

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

Software Costs for Internal Use

The Company capitalizes costs related to software for internal use. These costs primarily include purchased software and qualifying external consulting fees and are amortized over their estimated useful lives, generally three years. The amortization expense is included in general and administrative expenses. During 2003, 2004 and 2005, approximately $174,000, $237,000 and $12,000, respectively, of internal use software costs were capitalized, and amortization of $1.1 million, $350,000 and $181,000, respectively, was charged to expense.

Software Costs for Products

Development costs related to software products are expensed as incurred, as research and development costs, until technological feasibility of the product has been established. The Company has defined the establishment of technological feasibility as the completion of a working model. There is typically a relatively short time period between technological feasibility and product release, and the amount of costs incurred during such period is insignificant; as a result, capitalization of software development costs has been infrequent and insignificant. There were no capitalized software development costs in 2004 and 2005.

Goodwill

As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

See Note 7—Goodwill and Other Intangible Assets, for a discussion of the results of the Company’s 2005 impairment review.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Expense

Advertising and promotion costs are expensed as incurred. Costs associated with the development of print or other media campaigns are deferred until the period that includes the first commercial use of the media campaign. Costs associated with industry trade shows and customer conferences are deferred until the period that includes the applicable trade show or conference. Advertising costs totaled $49,000, $36,000 and $0 during, 2003, 2004 and 2005, respectively.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following stock-based compensation amounts, as reported in the Company’s Consolidated Statement of Operations for 2003, 2004 and 2005, are further detailed on a product or functional basis as follows:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Stock-based expense reported in cost of net revenues:
Hosted messaging	$8	$28	$52
Professional services	3	47	123
Maintenance and support	6	1	18

Total stock-based expense reported in cost of net revenues	17	76	193

Stock-based expense reported in operating expenses:
Sales and marketing	18	48	87
Research and development	15	37	149
General and administrative	35	1,754	668
Settlement of litigation	5,056	—	—

Total stock-based expense reported in operating expenses	5,124	1,839	904

Total stock-based expenses	$5,141	$1,915	$1,097

Of the stock-based charges incurred by the Company in 2004 totaling $1.9 million, $0.9 million represents the initial vesting of restricted stock and units granted in 2004, and $1.0 million represents stock-based costs associated with severance agreements for certain terminated employees and consulting arrangements. These charges were included in operating expenses based on the functions of the related employees and consultants. See Note 14—Shareholders’ equity (deficit) for a further discussion.

In 2003, the Company recorded a stock-based charge of $5.1 million associated with the issuance of shares of Common Stock and Series D Preferred Stock to settle litigation.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except per share amounts)
Net loss attributable to common shares—as reported	$(74,579)	$(66,562)	$(32,382)
Add:
Stock-based employee compensation expense included in reported net loss attributable to common shares,	59	1,915	1,097
Deduct:
Total stock-based employee compensation expense determined under a fair value based method for all grants	(26,696)	(8,571)	(6,872)

Net loss attributable to common shares—pro forma	$(101,216)	$(73,218)	$(38,157)

Basic and diluted net loss per share attributable to common shares—as reported	$(3.73)	$(3.15)	$(1.01)

Basic and diluted net loss per share attributable to common shares—pro forma	$(5.06)	$(3.47)	$(1.19)

On December 27, 2005, the Compensation Committee of the Board of Directors (the “Committee”) of Critical Path, Inc. (the “Company”) approved accelerating the vesting of all currently unvested stock options awarded to employees, officers and directors under its stock option plans, all of which had an exercise price greater than $0.28, the closing sale price of the Company’s common stock on the date of acceleration. As a result of the action taken by the Committee, options with respect to approximately 4.8 million shares were subject to acceleration and all outstanding options to purchase shares of the Company’s common stock became fully vested as of December 27, 2005. The number of shares and exercise prices of the options subject to the acceleration remain unchanged.

The purpose of the accelerated vesting is to enable the Company to avoid recognizing in its consolidated statement of operations non-cash compensation expense associated with these options in future periods upon the implementation in January 2006 of FASB SFAS No. 123-R, Share Based Payment. In addition, the accelerated vesting enables the Company to avoid certain costs associated with the implementation of FAS 123-R. As a result of the acceleration, based on a Black-Scholes calculation, the Company expects to avoid recognition of up to approximately $2.9 million of compensation expense over the course of the original vesting periods. Up to $1.9 million of such compensation expense is expected to be avoided in 2006. Although acceleration did not result in any compensation expense for the fourth quarter of 2005 in the statement of operations, it did result in an additional expense of $0.2 million under the fair value method which is included in the pro forma net loss attributable to common shares.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted were $2.99, $1.20 and $0.68 during 2003, 2004 and 2005, respectively. The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended December 31,
	2003	2004	2005
Risk-free interest rate	1.7-3.0%	2.4-3.5%	3.7-4.4%
Expected lives (in years)	6.0	6.0	6.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	97.8-141.1%	119.6-138.5%	121.8-142.0%

The Company calculated the fair value of the activity under the Employee Stock Purchase Plan using the Black-Scholes option pricing model, as prescribed by FAS 123, using the following assumptions:

	Year Ended December 31,
	2003	2004	2005
Risk-free interest rate	1.6-2.6%	2.3-2.6%	3.7-4.4%
Expected lives (in years)	1.0	1.2	1.0
Dividend yield	0.0%	0.0%	0.0%
% Expected volatility	97.8-139.8%	132.9-139.8%	109.0-132.9%

The aggregate fair value of ESPP purchase rights granted in 2003, 2004 and 2005 was approximately $0.3 million, $0.1 million and $6,000, respectively, which equates to a per purchase right of $1.61, $1.77 and $0.21, respectively, during 2003, 2004 and 2005.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

The Company accounts for and reports comprehensive income or loss and its components in its financial statements. Comprehensive income (loss), as defined, includes the Company’s net income or loss and all other changes in equity (net assets) during the period from non-owner sources.

Changes in accumulated other comprehensive income (loss) during 2003, 2004 and 2005 were as follows (in thousands):

	Unrealized gain (loss) on available-for-sale investments	Cumulative translation adjustment	Total
Balance at December 31, 2002	$(1,461)	$418	$(1,043)

Unrealized investment gains	1,461	—	1,461
Foreign currency translation adjustments	—	1,696	1,696

Balance at December 31, 2003	$—	$2,114	$2,114
Foreign currency translation adjustments	—	(2,668)	(2,668)

Balance at December 31, 2004	$—	$(554)	$(554)
Foreign currency translation adjustments	—	(2,664)	(2,664)

Balance at December 31, 2005	$—	$(3,218)	$(3,218)

There were no tax effects allocated to any components of other comprehensive income during 2003, 2004 or 2005.

The following table sets forth the Company’s comprehensive loss for the periods indicated:

	Fiscal year ended December 31,
	2003	2004	2005
	(in thousands)
Net loss—as reported	$(62,133)	$(51,997)	$(13,652)
Unrealized investment gains	1,461	—	—
Foreign currency translation adjustments	1,696	(2,668)	(2,664)

Comprehensive loss	$(58,976)	$(54,665)	$(16,316)

Foreign Currency

The Company considers the local currencies of each of its foreign operations to be the functional currency in those operations. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are charged or credited to other comprehensive income, a component of shareholders’ equity (deficit). Gains and losses on foreign currency transactions are included in non-operating income and expense. The Company recognized a net loss from foreign currency transactions in the amount of $0.4 million in 2003 and net gains of $3.1 million and $2.5 million in 2004 and 2005, respectively.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. In addition, SFAS No. 123R requires that the benefits of certain tax deductions in excess of recognized compensation expenses be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. The Company expects that, in connection with the adoption of SFAS No. 123R, the adoption of SAB No. 107 will have an adverse impact on its financial position and results of operations in connection with SFAS No. 123R in the future as new options are granted and vest.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal year ending after December 15, 2005. The adoption of FIN No. 47 did not have an impact on its financial position and results of operations.

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

Note 2—Assets and Liabilities Held For Sale

On December 14, 2005, the Company entered into an Asset Purchase Agreement with Tucows.com for the sale of a portion of Critical Path’s hosted messaging assets, including a portion of its hosted messaging customer base, assembled hosted messaging workforce, and hosted messaging hardware (the “Hosted Assets”). On January 3, 2006, Critical Path completed the sale of its Hosted Assets. Under the Agreement, Tucows also acquired a software license for Memova™ and assumed certain contractual liabilities related to the Hosted Assets. Tucows has paid Critical Path $6.25 million in cash. Tucows will also pay an additional $1.75 million to Critical Path by October 31, 2006 if certain post-closing conditions are satisfied by such date.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 the Company reclassified into Assets held for sale and Liabilities held for sale the assets and liabilities sold to Tucows.com. The following table summarizes the amounts that are reported as held for sale (in thousands):

Assets held for sale
Prepaid expenses	$327
Property and equipment, net	2,455

$2,782

Liabilities held for sale
Accounts payable	$23
Accrued liabilities	32
Deferred revenue	164

$219

Note 3—Strategic Restructuring

The following tables summarize strategic restructuring costs incurred by the Company during the three years ended December 31, 2005:

	Workforce reduction	Facility and operations consolidation and other charges	Non-core product and service sales and divestitures	Total
	(in millions)
Liability at December 31, 2002	$1.2	$1.1	$0.3	$2.6
Total gross charges	6.0	1.8	0.3	8.1
Adjustments	(0.6)	(0.3)	(0.3)	(1.2)
Other adjustments	—	0.2	—	0.2

Total net charge	5.4	1.7	—	7.1
Cash receipts (payments)	(6.2)	(1.8)	(0.3)	(8.3)
Noncash charges	(0.2)	(0.4)	—	(0.6)

Liability at December 31, 2003	0.2	0.6	0.0	0.8
Total gross charges (credits)	4.4	0.9	0.6	5.9
Adjustments	—	—	(2.3)	(2.3)
Other adjustments	0.1	(0.1)	—	—

Total net charge	4.5	0.8	(1.7)	3.6
Cash receipts (payments)	(4.5)	(0.6)	(0.1)	(5.2)
Noncash charges	—	(0.2)	1.8	1.6
Liability at December 31, 2004	0.2	0.6	—	0.8
Total gross charges (credits)	0.4	1.7	0.1	2.2
Adjustments	0.1	(0.1)	—	—

Total net charge	0.5	1.6	0.1	2.2
Cash receipts (payments)	(0.4)	(1.8)	(0.1)	(2.3)
Noncash charges	(0.2)	(0.1)	—	(0.3)

Liability at December 31, 2005	$0.1	$0.3	$—	$0.4

During 2001, the Company sold or discontinued its non-core products and services and as a result of these transactions recognized a net gain of $1.0 million for the year ended December 31, 2001. The Company reduced

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The initiatives contemplated under these restructurings were completed during 2003, and during the first quarter of 2003, the Company reversed approximately $1.2 million in restructuring expenses, which were originally accrued in 2001 and 2002 associated with the restructuring initiatives discussed above, as the Company determined these amounts will not be paid in the future. During the fourth quarter of 2004, the Company reversed approximately $2.3 million in restructuring expenses which were originally accrued in 2001. The reversal of these expenses is reflected in the “Adjustments” column of the Strategic Restructuring table presented above.

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

In November 2003, the Company announced that it was restructuring certain of its facility lease obligations in an effort to reduce its long-term cash obligations. In addition, the Company identified an additional 16 positions, primarily held by management-level employees, which were to be eliminated. Costs totaling $1.9 million were recognized during the fourth quarter of 2003 associated with these initiatives, including $1.4 million in lease restructuring and termination costs and $0.5 million in severance and related headcount reduction costs. Costs totaling $1.1 million were recognized during the first quarter of 2004 associated with these initiatives, including $0.1 million in lease restructuring and termination costs and $1.0 million in severance and related headcount reduction costs. Additionally, costs totaling $1.3 million were recognized during the second quarter of 2004, including $0.8 million in severance and related headcount reduction costs and $0.5 million in facility consolidation and other related costs. During 2004, this initiative was completed and there was no remaining balance accrued at December 31, 2004.

In August 2004, the Company expanded its restructuring activities in an effort to reduce both short-term and long-term cash requirements. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the elimination of approximately 20% of employee positions and reduced use of third party contractors. This effort began in August 2004 and is expected to continue into the first quarter of 2005. During the three months ended September 30, 2004, the Company recorded restructuring charges related to these activities totaling $2.6 million, consisting primarily of $2.1 million for employee

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

severance costs and $0.5 million for costs related to the closure or consolidation of certain facilities and operations. Additional restructuring charges totaling $0.9 million were recorded during the three months ended December 31, 2004, primarily associated with the restructuring of the Company’s hosted messaging operations. These restructuring activities were completed during 2005 and there was no remaining balance accrued at December 31, 2005.

During 2005, we recorded restructuring charges totaling $1.9 million, of which $1.3 million is related to the relocation of our headquarter facility as discussed below and the balance is related to the consolidation of two data centers and elimination of certain employee positions. At December 31, 2005, the Company was carrying a $0.1 million liability related to these restructurings, the majority of which will be paid in 2006. Additional restructuring charges totaling $0.3 million were recorded during the three months ended December 31, 2005, primarily associated with the sale of the hosted assets to Tucows.com in January 2006, as the Company identified an additional 18 positions which would be eliminated as well as restructuring of certain facility obligations. At December 31, 2005, Company was carrying a $0.3 million liability related to these restructuring charges, the majority of which will be paid in 2006.

On May 5, 2005, we entered into the Second Amendment to Lease with PPF Off 345 Spear Street, L.P., to amend the Lease dated as of November 16, 2001, as amended, under which we lease our headquarter facilities in San Francisco, California. Under the terms of the second amendment, we moved into new office space at 2 Harrison Street, 2nd Floor, San Francisco, California and vacated our facility at 350 The Embarcadero on June 29, 2005. The new office space into which we relocated is comprised of two suites consisting of approximately 22,881 square feet and will be leased for a term of five years, however; we have an early termination option whereby we can reduce the occupancy of the premises to one of the two suites after 18 months. In connection with the second amendment, we made a lease termination payment totaling approximately $1.3 million related to our former headquarter facility at 350 the Embarcadero during the second quarter of 2005; however, the annual rent, on a cash basis, for our new headquarter facility will decline from approximately $2.5 million per year to less than approximately $0.7 million per year on average over the term of the lease.

Additionally, the Company expects to record $0.8 million of restructuring charges during the first six months of 2006 in connection with the sale of the hosted assets to Tucows.com in January 2006, composed primarily of employee severance benefits and facility closure costs, and $0.5 million of restructuring charges related to the reorganization of our sales force during the three months ending March 31, 2006.

Note 4—Accounts Receivable

	December 31,
	2004	2005
	(In thousands)
Accounts receivable	$20,502	$10,377
Allowance for doubtful accounts	(835)	(281)

Accounts receivable, net	$19,667	$10,096

At December 31, 2004 and 2005, The Company did not have any customers that accounted for more than 10% of its accounts receivable.

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. The Company analyzes specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for doubtful accounts

Year Ended December 31,	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions and Write-offs	Balance at End of Period
2005	$835	$(363)	$(191)	$281
2004	$1,654	$(195)	$(624)	$835
2003	$1,586	$199	$(131)	$1,654

Note 5—Investments

During 2003, the sale of the Company’s remaining investments resulted in a net gain of $549,000, which was comprised of $2.4 million in aggregate cash proceeds, the recognition of $1.5 million in unrealized losses and the elimination of $357,000 in assets held as equity investments. As of December 31, 2004, and 2005 the Company was not carrying any investments on its balance sheet.

Note 6—Property and Equipment

	December 31,
	2004	2005
	(In thousands)
Computer equipment and software	$120,063	$62,069
Furniture and fixtures	6,627	3,674
Leasehold improvements	2,145	2,028

	128,835	67,771
Less: Accumulated depreciation and amortization	(117,456)	(65,146)

	$11,379	$2,625

At December 31, 2004 property and equipment included $0.2 million of assets under capital leases and related accumulated amortization totaled $0.2 million at December 31, 2004. All assets under capital leases relate to computer equipment and software. As of December 31, 2005 we did not have any assets under capital leases.

During 2005, the Company retired fixed assets which were taken out of service due primarily to consolidation of data centers. Fixed assets having a total original cost of $38.1 million and accumulated depreciation of $37.8 million were retired. The fixed assets which were retired were primarily computer equipment and software, located in the Company’s United States ($36.0 million) and European ($2.1 million) operations. Additionally, in connection with the sale of the Company’s Hosted Assets to Tucows.com, the Company reclassified into assets held for sale, fixed assets having a total original cost of $21.9 million and accumulated depreciation of $19.4 million.

Depreciation expense totaled $16.2 million, $9.8 million and $7.1 million during 2003, 2004 and 2005, respectively.

Note 7—Goodwill and Other Intangible Assets

At December 31, 2005, the Company was carrying goodwill of $6.6 million, which, in accordance with SFAS No. 142, is no longer being amortized. During the fourth quarter of 2005, the Company performed its annual impairment review, at which time it determined that the goodwill was not impaired. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the market value of the

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The market value of the reporting unit was estimated by multiplying the number of fully diluted shares of Company stock (which includes the Company’s common stock, preferred stock on an as-converted basis, and in the money stock options and warrants) outstanding on the analysis date by the most recent stock market closing price. The Company will continue to test for impairment on an annual basis and on a more frequent basis if events occur or circumstances change that would more likely than not reduce the fair value of any of the Company’s reporting units below their carrying value. See also Note 1—The Company and Summary of Significant Accounting Policies.

There was no intangible asset amortization expense in 2003, 2004 and 2005.

2003 Warrants

Equity Office Management LLC

In November 2003, the Company entered into an agreement with one of its landlords, Equity Office Management LLC, pursuant to which the lease covering the Company’s Santa Monica facility was restructured. As part of the agreement, Equity Office Management LLC agreed to early terminate the Company’s lease obligation in exchange for $381,000 in cash and warrants to purchase 25,000 shares of Common Stock. The warrants were fully vested upon issuance and are exercisable over a five year period beginning on December 1, 2003, at a price of $2.49 per share. Using the Black-Scholes option pricing model and assuming a term of five years and expected volatility of 138%, the fair value of the warrants on the effective date of the agreement approximated $48,000, which was recorded in restructuring and other expenses in the fourth quarter of 2003. As of December 31, 2005, these warrants had not been exercised.

2000 Warrants

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

Subsequent to the acquisition, the Company entered into discussions with Telco to modify their relationship. Accordingly, the vesting provisions of the proposed agreement were modified to reflect the requirements of the new relationship. As of December 31, 2005, none of the vesting milestones of the original agreement had been attained and none of the milestones are considered probable. Accordingly no deferred compensation associated with the warrants has been recognized. The Company expects that future changes in the trading price of the Company’s Common Stock at the end of each quarter, and at the time certain milestones are achieved, may cause substantial changes in the ultimate amount of the related stock-based charges. This warrant expires on March 9, 2007.

Lessor Warrants

In December 1999, the Company entered into an agreement with one of its lessors, in connection with an office lease, pursuant to which the lessor was issued warrants to purchase up to a maximum of 25,000 shares of the Company’s Common Stock. The warrants may be exercised beginning January 1, 2000 through December 20, 2006 at a price of $90.00 per share. The warrants vest at the beginning of each month on a

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

straight-line basis in the amount of 521 shares per month. At December 31, 2005, the warrants remained unexercised.

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

In March 2005, the Company received aggregate proceeds of $7.0 million from a group of investors, including affiliates of General Atlantic Partners and the Cheung Kong Group, in exchange for notes issued in the amount of $7.0 million principal and warrants to purchase 149,998 shares of Series F preferred stock.

The Company also leases a small amount of office space from the General Atlantic Partners in Washington D.C., which is utilized by Critical Path employees who are based in that region of the country. The term of the lease is on a month-to-month basis at $2,500 per month which the Company believes to be the fair market value of such space.

Cheung Kong Group

In November 2003, the Company executed an agreement, subject to shareholder approval, to exchange approximately $32.8 million in face value of its 5 3/4% Notes, which were held by a group of investors led by Cheung Kong Group and its Hutchison Whampoa Limited affiliates, for approximately 21.9 million shares of Series E preferred stock. At a special meeting in July 2004, the Company received shareholder approval for this transaction. See Note 10—Notes Payable.

In December 2004, the Company received aggregate proceeds of $11.0 million from a group of investors, including affiliates of General Atlantic Partners and the Cheung Kong Group, in exchange for notes issued in the amount of $11.0 million principal and warrants to purchase 235,712 shares of Series F preferred stock.

In March 2005, the Company received aggregate proceeds of $7.0 million from a group of investors, including affiliates of General Atlantic Partners and the Cheung Kong Group, in exchange for notes issued in the amount of $7.0 million principal and warrants to purchase 149,998 shares of Series F preferred stock.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The escrow account was initially established in February 2000 with $5.0 million to be used to reimburse the former shareholders of The docSpace Company for certain qualifying expenses related to the establishment, maintenance and dissolution of the various holding companies established by the sellers in connection with the structuring of The docSpace Company acquisition. The escrow fund is being terminated in March 2005 and any remaining outstanding qualifying expenses will be processed for reimbursement. The funds held in escrow are expected to be sufficient to cover these qualifying expenses and, following the final accounting, any remaining monies will be remitted to Critical Path, Inc. In December 2005, the remaining escrow funds totaling approximately $0.5 million were released to the Company and were recognized as a gain in Other Income during the fourth quarter of 2005.

Notes Receivable From Officers

During 2001 and in connection with his employment agreement, the Company advanced a loan to and held a note receivable from David Hayden, a former Executive Chairman and Director of the Company, in the amount of $1.5 million. The full recourse note accrues interest at the rate of 6.75% per annum and could be repaid by the achievement of performance-based milestones described in Mr. Hayden’s employment agreement and performance loan agreement. The loan was also subject to forgiveness upon certain change of control events. In February 2002, the Board approved an amendment of Mr. Hayden’s employment agreement that eliminated the original performance-based milestones in favor of a single performance-based milestone tied to a change of control event. In addition, the Board increased the amount available under the loan agreement by an additional $0.5 million, which was funded in March 2002. The loan amount was secured by a first priority security interest in all of Mr. Hayden’s shares and options in the Company, with all other terms of the loan and other agreements unchanged. In July 2002, in connection with the settlement of the terms and conditions of Mr. Hayden’s termination of employment with the Company, some of the terms of the loan were altered as described in this section below under “Termination Agreements.” During 2004, as a result of a decline in the value of the underlying collateral and concerns about the ultimate collectability of the note, the Company established a balance sheet allowance in the amount of $2.0 million, which was recorded as a component of general and administrative operating expenses.

In December 2001, the Board approved a fully secured loan to William McGlashan, Jr., the Company’s Chief Executive Officer, of up to $4.0 million in connection with the purchase of a principal residence in the San Francisco Bay Area. In May 2002, the Compensation Committee of the Board and Mr. McGlashan agreed to amend the agreement in order to reduce the amount of the loan commitment to $1.5 million. No portion of the loan commitment was funded. In connection with the reduction of the loan commitment, in May 2002 Mr. McGlashan was granted an option to purchase 1.0 million shares of the Company’s Common Stock, at an exercise price of $1.74 per share, which was the fair market value on the date of grant. The option was immediately exercisable subject to the Company’s lapsing right of repurchase at a price equal to the exercise price per share over a three year period. Mr. McGlashan exercised his right to early exercise purchase the shares through a promissory note and stock pledge agreement in May 2002. As such, the Company held a promissory note in the amount of $1.7 million secured by shares of Common Stock. The promissory note accrues interest at the adjustable quarterly reference rate of Fidelity Investments or similar banking entity as the shares vest with respect to that portion of the purchase price representing the purchase price of the “vested” shares.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2004, in connection with the settlement of the terms and conditions of Mr. McGlashan’s termination of employment with the Company, the Company forgave the note receivable. At the date of Mr. McGlashan’s termination in April 2004, options associated with $1.0 million of the note receivable balance had vested and this portion of the note had been reclassified to Notes receivable from shareholders in shareholders’ deficit. The remaining $0.7 million was associated with the unvested portion of his options and was classified in Other assets. See the separate discussion below under “Termination Agreements.”

Termination Agreements

In May 2002, David Hayden resigned his employment with the Company and from the Board of Directors. In connection with a separation agreement finalized in July 2002, Mr. Hayden received a lump sum separation payment of $0.4 million plus applicable taxes, continuation of health and welfare benefits until May 31, 2003, an extension to repay the $2.0 million loan with the Company until no later than June 30, 2005, an extension of the period within which he may exercise his vested stock options until no later than June 30, 2005, acceleration of a portion of his unvested options if a change of control of the Company occurs prior to September 30, 2003 and reimbursement for $50,000 of legal fees incurred. In connection with the provision of these benefits, Mr. Hayden agreed to (i) forfeit the right under the severance provisions of his employment agreement to an additional one year extension of the $2.0 million loan until August 2006; (ii) pay all proceeds (net of taxes) from the sale of any shares held by him in the Company to reduce the principal balance of the $2.0 million loan; and (iii) forfeit his right to receive a $2.5 million loan from the Company to exercise certain of his stock options. All sales of common stock of the Company by Mr. Hayden will be made under a publicly filed trading plan. In addition, Mr. Hayden and the Company executed a mutual release of claims. As a result of Mr. Hayden’s separation, the Company recorded aggregate one-time charges of $2.6 million, included in operating expenses, inclusive of $0.6 million related to the separation payment and legal fee reimbursements made to Mr. Hayden and $2.0 million in stock-based expenses related to the extension of the exercise period on Mr. Hayden’s vested stock options.

In October 2002, Pierre Van Beneden terminated his employment as president of the Company, but continued through January 2003 as a consultant. In connection with a separation agreement and release, Mr. Van Beneden agreed to provide consulting services to the Company on a commissioned basis and shall receive the benefits to which he was entitled under his employment agreement. Such employment agreement benefits, which were paid in January 2003 upon the completion of the consulting term, included a lump sum payment of $0.4 million, representing nine months base salary, accelerated vesting on a portion of his option grants, triggering a charge of $17,000 to stock-based expenses, and commissions of $50,000. These payments reflect all cash obligations of the Company to Mr. Van Beneden and accordingly no additional payments will be made in connection with the consulting services portion of his termination agreement. As an additional benefit under the separation agreement, Mr. Van Beneden was granted an extension until January 17, 2004 to exercise his option grants. Mr. Van Beneden and the Company executed a mutual release of all claims.

In February 2003, Laureen DeBuono terminated her employment as executive vice president and chief financial officer of the Company, but continued through June 2003 as a consultant. In connection with a separation agreement and release, Ms. DeBuono received a lump sum payment of $0.2 million, representing four months base salary, and a $25,000 payment intended to cover reimburseable expenses incurred during her tenure

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the Company. Ms. DeBuono was paid $0.1 million associated with the consulting work performed through June 2003. As an additional benefit under the separation agreement, Ms. DeBuono was granted an extension until December 31, 2004, to exercise her option grants, resulting in a charge of $92,000 to stock-based expenses.

In August 2003, Robert Allen Shipp terminated his employment as president of the Company, but continued through December 2003 as a consultant. In connection with a separation agreement and release, Mr. Shipp was paid a lump sum payment of $0.3 million, representing nine months base salary. The consulting services to be performed by Mr. Shipp were to be performed on a commissioned basis and no amounts had been paid or remained to be earned as of December 31, 2003.

In April 2004, the Company entered into a separation agreement with William McGlashan, Jr., the Company’s Chief Executive Officer. Under the terms of the agreement, Mr. McGlashan received a lump sum payment of $0.4 million and the Company forgave a note receivable in the amount of $1.7 million. Mr. McGlashan surrendered 250,000 shares of the Company’s common stock, but received an extension of the exercise period for options to purchase 0.4 million shares of Critical Path common stock to April 2007. As a result, the Company recorded compensation expense of $1.5 million during the second quarter of 2004.

Note 9—Credit Facility

In September 2002, the Company entered into a $15.0 million one-year line of credit with Silicon Valley Bank (the Bank), to be utilized for working capital and general corporate operations. In July 2003 the maturity date was extended to January 2004 and in January 2004, the Company executed an amendment with the Bank, which reduced the size of the credit line to a maximum of $5.0 million and extended the maturity date to October 2004. In March 2004 the credit facility was amended to increase the size of the borrowing availability under the credit facility to a maximum of $6.0 million and extend the maturity date to June 2005.

In August 2004 the credit facility was amended and the Company entered into a pledge and security agreement with the Bank pursuant to which the Company was required to cash collateralize letters of credit previously held under the credit facility, totaling approximately $2.7 million, during the third quarter of 2004. This cash was considered restricted as reported on the balance sheet as of December 31, 2004 and, as such, was unavailable for operating activities.

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

As of December 31, 2005, the Company had not renewed nor entered into a new credit facility with the Bank.

Note 10—Notes Payable

5 3/4% Convertible Subordinated Notes

During 2000, the Company issued $300.0 million of five-year, 5 3/4% Convertible Subordinated Notes (“5 3/4% Notes”) due April 2005, to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Holders may convert the 5 3/4% Notes into shares of Common Stock at any time before their

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maturity or the business day before their redemption or repurchase by the Company. The conversion rate is 9.8546 shares per $1,000 principal amount of 5 3/4% Notes subject to adjustment in certain circumstances. This rate is equivalent to a conversion price of approximately $101.48 per share. On or after the third business day after April 1, 2003, through March 31, 2004, the Company has the option to redeem all or a portion of the 5 3/4% Notes that have not been previously converted at the redemption price equal to 102.3% of the principal amount. During the period from April 1, 2004 through March 31, 2005, the Company has the option to redeem all or a portion of the 5 3/4% Notes that have been previously converted at the redemption price equal to 101.2% of the principal amount. Thereafter the redemption price is equal to 100% of the principal amount. The 5 3/4% Notes are non-callable for three years. In the event of a “Change in Control,” as defined in 5 3/4% Notes’ Offering Circular, the 5 3/4% Notes holders have the option of requiring the Company to repurchase any 5 3/4% Notes held at a price of 100% of the principal amount of the 5 3/4% Notes plus accrued interest to the date of repurchase.

The Company incurred approximately $10.8 million in debt issuance costs, consisting primarily of underwriting discount and legal and other professional fees. These costs have been capitalized and will be recognized as a component of interest expense on a straight-line basis, which approximates the effective interest method, over the five-year term of the 5 3/4% Notes. During 2003, 2004 and 2005, the Company recorded interest expense related to the amortization of the debt issuance costs of $0.3 million, $0.4 million and $0.1 million, respectively.

Interest is payable on April 1 and October 1 of each year. As of December 31, 2004, there was approximately $80,000 in interest payable. At December 31, 2005, there was no interest payable outstanding. During 2003, 2004 and 2005, the Company recorded interest expense related to the 5 3/4% Notes of $2.2 million, $1.3 million and $80,000, respectively. The 5 3/4% Notes are subordinated in right of payment to all senior debt of the Company and effectively subordinated to all existing and future debt and other liabilities of the Company’s subsidiaries.

The holders of the 5 3/4% Notes may convert the notes into shares of the Company’s common stock at any time before their maturity or the business day before their redemption or repurchase by us. The conversion rate is 9.8546 shares per $1,000 principal amount of notes subject to adjustment in specified circumstances. This rate is equivalent to a conversion price of approximately $405.92 per share. In the event of a change of control, the holders of the 5 3/4% Notes have the option of requiring the Company to repurchase any notes held at a price of 100% of the principal amount of the notes plus accrued interest to the date of repurchase.

During 2001, the Company retired $261.4 million of face value of the 5 3/4% Notes, which resulted in gain on retirement of $179.3 million, inclusive of $6.8 million in write-downs of related debt issuance costs. The Company used cash of $53.1 million and equity in order to retire the 5 3/4% Notes, inclusive of approximately $4.4 million in accrued interest.

In November 2003, the Company executed an agreement to exchange approximately $32.8 million in face value of the 5 3/4% Notes, held by a group of investors led by the Cheung Kong Group and its Whampoa Limited affiliates including Campina Enterprises Limited, Cenwell Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (referred to collectively as the Cheung Kong Investors), for approximately 21.9 million shares of Series E preferred stock. At a special meeting in July 2004, the Company received shareholder approval for this transaction. As a result of the conversion, during the third quarter of 2004 a non-cash charge of $12.8 million equal to the fair value of the Series E preferred stock less the carrying value of the related Subordinated Notes, net of unamortized issuance costs, was recorded as of the date of the exchange as loss on extinguishment of debt in the statement of operations.

The 5 3/4% Notes were paid and retired in April 2005.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10% Senior Secured Convertible Notes

In November 2003, the Company issued $10 million in 10% Senior Secured Convertible Notes (“10% Senior Notes”) to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G. (referred to collectively as the General Atlantic Investors). In January 2004, the Company issued $15.0 million in principal amount of the 10% Senior Notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P (collectively, the January 2004 Investors). In March 2004, the Company issued $18.5 million in principal amount of the 10% Senior Notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital (collectively, the March 2004 Investors).

The 10% Senior Notes become due and payable on the consummation of a qualified asset sale, a change of control or any financing or series of financings that in the aggregate raises at least $40 million. Additionally, the notes become due and payable when declared due and payable by a holder upon the occurrence of an event of default, which include, subject to some exceptions: (1) the Company’s failure to pay any amounts due under notes when they are due and payable, (2) the Company’s default on any indebtedness with a principal amount of at least $0.5 million, (3) the Company’s voluntary or involuntary bankruptcy, (4) any judgment for the payment of money of more than $0.5 million, (5) the attachment by its lenders of any of its assets, or (6) the occurrence of any event having a material adverse effect on the Company’s business, operations, assets, properties or condition.

The 10% Senior Notes also contain a financial covenant that requires the Company to maintain a minimum monthly average operating cash flow, over any given fiscal quarter, for its operations in the Americas of negative $3.0 million. Additionally, the Company may not incur, create or assume indebtedness or liens under the notes, with specified exceptions. Also, with some exceptions, under the notes it may not: (1) merge with another entity, (2) make any restricted payments, including dividends, distributions and the redemption any of its options or capital stock, (3) enter into any transactions with any affiliates, (4) make investments, (5) change the nature of the Company’s business, (6) permit the Company’s domestic subsidiaries to hold real or personal property in excess of specified amounts or (7) create any new subsidiaries. If the Company breaches any representation or warranty or fail to abide by any of its covenants, including the foregoing covenants, then the 10% Senior Notes may become immediately due and payable.

At a special meeting in July 2004, the Company received approval from its shareholders to convert all of the 10% Senior Notes plus accrued and unpaid interest, into Series E preferred stock at $1.50 per share. The following table provides the number of shares of Series E preferred stock issued upon conversion:

	Senior notes			Converted into shares of Series E Preferred Stock
	Principal	Accrued Interest	Total
	(in thousands)
General Atlantic Investors	$10,000	$628	$10,628	7,333
January 2004 Investors	15,000	729	15,729	10,483
March 2004 Investors	18,500	627	19,127	12,748

	$43,500	$1,984	$45,484	30,564

As a result of this conversion, there was no outstanding principal or interest related to the 10% Senior Notes as of December 31, 2005.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.9% Senior Notes

In December 2004, the Company issued $11.0 million in principal amount of 13.9% Notes to General Atlantic Partners 74, L.P., Gapstar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG., Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Richmond III, LLC (referred to collectively as the 13.9% Note Investors). As part of the financing transaction, the Company issued warrants to purchase 235,712 shares of Series F preferred stock at a per share purchase price of $14 per share, which is equivalent to $1.40 per share on a common equivalent basis.

In March 2005, the Company issued an additional $7.0 million of the 13.9% Notes to the 13.9% Note Investors. As part of this financing transaction, the Company issued warrants to purchase 149,998 shares of Series F preferred stock.

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

The $18.0 million in proceeds from the financing transaction were allocated to the 13.9% Notes and warrants based upon their relative estimated fair values. The estimated fair value of the warrants has been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability is being carried on the Company’s books at its fair value of $0.4 million at December 31, 2005.

These 13.9% Notes are carried on the balance sheet as long-term “Notes payable” as follows:

Proceeds from the issuance of the 13.9% Notes	$18,000
Less: proceeds allocated to the fair value of the Series F preferred stock warrant derivative instrument	(2,711)
Add: accretion to redemption value	816
Add: accrued interest	2,388

Carrying value of 13.9% Notes	$18,493

For the years ended December 31, 2004 and 2005, the Company recorded accrued interest of $8,000 and $2.4 million, respectively. These notes are carried at cost and had an approximate fair value of $7.6 million at December 31, 2005.

Note 11—Income Taxes

The Company did not provide any deferred federal or state income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on its net deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

At December 31, 2005, the Company had approximately $405 million of federal and $161 million of state net operating loss carryforwards available to offset future taxable income. Federal and state net operating loss

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards expire in varying amounts through 2025 for federal and 2015 for state purposes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

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

At December 31, 2005, the Company had federal and state tax credit carryforwards for income tax purposes of approximately $6 million and $10 million, respectively. If not utilized, the federal credits will expire through 2025. State tax credit carryforwards of $6 million, if unused, will expire through 2011. The remaining state tax credit carryforwards of $4 million have an indefinite life.

Loss before provision for income taxes consists of the following (in thousands):

	2003	2004	2005
Domestic	$(51,613)	$(45,853)	$(11,164)
Foreign	(9,664)	(5,032)	(1,550)

Total	$(61,277)	$(50,885)	$(12,714)

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2003	2004	2005
Current:
Federal	$—	$—	$—
State	50	39	7
Foreign	806	1,073	931

	$856	$1,112	$938

Deferred tax assets consist of the following (in thousands):

	December 31,
	2004	2005
Deferred tax assets
Net operating loss carryforwards	$137,473	$147,126
Tax credits	15,901	12,495
Fixed assets	3,103	178
Intangible assets	3,957	3,385
Accrued liabilities	4,354	1,247

Gross deferred tax assets	$164,788	$164,431

Valuation allowance	$(164,788)	$(164,431)

Net deferred tax assets	$—	$—

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance increased in 2003 and 2004 by $22.6 million and $9.7 million, respectively, but decreased by $0.4 million in 2005.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	December 31
	2003	2004	2005
Tax at federal statutory rate	(34)%	(34)%	(34)%
State, net of federal benefit	(5)%	(6)%	(4)%
Stock-based expenses	—	1%	3%
Research and development credits	(1)%	0%	1%
Change in valuation allowance	33%	30%	7%
Change in state deferred rate	—	—	32%
Foreign taxes	7%	7%	13%
Loss on extinguishment of debt	—	8%	—
Change in value of embedded derivatives	—	(3)%	(10)%
Other	1%	(1)%	(1)%

Provision for income taxes	1%	2%	7%

Note 12—Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2014. Rent expense during 2003, 2004 and 2005, totaled $5.3 million, $5.2 million and $4.0 million, respectively. Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Capital Leases	Operating Leases
	(in thousands)
2006	$94	$2,637
2007	19	2,410
2008	—	2,268
2009	—	2,268
2010	—	2,268
2011 and beyond		6,367

Total minimum lease payments	$113	$18,218

Less: Amount representing interest	(7)

Present value of capital lease obligations	$106

In connection with the Company’s acquisition of Critical Path Pacific in September 2002, the Company assumed a capital lease with a termination date of August 2006. During 2004, the Company negotiated the early termination of this capital lease and made final capital lease payments totaling approximately $0.8 million during 2005.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Contractual Obligations

The Company entered into other contractual obligations which total $3.5 million at December 31, 2005. These obligations are primarily associated with the future purchase of equipment and software, the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for the Company’s hosted operations. These obligations are expected to be completed over the next 2 years, including $3.5 million in 2006.

Relocation of San Francisco offices

During 2005, the Company recorded restructuring charges totaling $2.2 million, of which, $1.3 million is related to the relocation of our headquarters facility as discussed below and the balance related to consolidation of data centers and the elimination of certain employee positions.

On May 5, 2005, the Company entered into the Second Amendment to Lease with PPF Off 345 Spear Street, L.P., to amend the Lease dated as of November 15, 2001, as amended, under which the Company leases its headquarter facility in San Francisco, California. Under the terms of the second amendment, the Company moved into new office space at 2 Harrison Street, 2nd Floor, San Francisco, California and vacated its facility at 350 The Embarcadero on June 29, 2005. The new office space into which the Company relocated is comprised of two suites consisting of approximately 22,881 square feet and will be leased for a term of five years, however, the Company has early termination option whereby the Company can reduce the occupancy of the premises to one of the two suites after 18 months. In connection with the second amendment, the Company made a lease termination payment related to the facility at 350 the Embarcadero totaling approximately $1.3 million during second quarter of 2005; however, the annual rent, on a cash basis, for the Company’s new headquarter facility will decline from approximately $2.5 million per year to less than approximately $0.7 million per year on average over the term of the lease.

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

Action in the Superior Court of San Diego. In December 2003, the Company was named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including the Company, and various other unnamed defendants. The operative complaint alleges that the Company, as Peregrine’s customer, engaged in a fraudulent transaction with Peregrine that was not accounted for by Peregrine in conformity with generally accepted accounting principles (GAAP) and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine approximately one year later in August 2001. The operative complaint alleges causes of action against the Company for fraud and deceit, violations of

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

California Corporations Code provisions regarding aiding and abetting securities fraud, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. Effective as of January 2005, the Company entered into a settlement agreement providing that the claims against the Company would be dismissed immediately without prejudice. Thereafter, upon the Company’s satisfaction of certain conditions, the plaintiffs are obligated to dismiss the claims with prejudice. Such conditions consist principally of informal discovery such as, for example, providing access to employees and consultants who may have knowledge relevant to the plaintiff’s continuing case against the remaining defendants and providing documents which may be relevant to such case. The settlement involved no cash or other financial consideration. The Company had not recorded a liability against this claim as of December 31, 2005.

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed against the Company, and certain of the Company’s former officers and directors and underwriters connected with the Company’s initial public offering (IPO) of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased the Company’s common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s common stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. The Company has reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by the Company and no admission of liability. The settlement has been preliminarily approved by the Court. However, the settlement is subject to final approval by the Court, which has not yet occurred. The Company has not recorded a liability against this claim as of December 31, 2005.

Cable & Wireless Liquidating Trust. In December 2005, the Company was named in a complaint for avoidance and recovery of preferential transfers filed by Cable & Wireless Liquidating Trust, or the Trust, in respect of the Trust’s claim that Cable & Wireless, USA, Inc. made a preferential payment to the Company of approximately $1.1 million within the 90-day preference period before Cable & Wireless filed for bankruptcy protection. The Company does not believe that it received any preferential payments from Cable & Wireless and intends to defend itself vigorously. The Company has not recorded a liability against this claim as of December 31, 2005.

The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm the Company’s business and financial condition. In particular, the lawsuits or the lingering effects of previous lawsuits and the now completed SEC investigation could harm relationships with existing customers and the Company’s ability to obtain new customers and partners. The continued defense of lawsuits could also result in the diversion of management’s time and attention away from business operations, which could harm the Company’s business. Negative developments with respect to the settlements or the lawsuits could cause the price of the Company’s common stock to further decline significantly. In addition, although the Company’s unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits, and although the Company believes it maintains adequate and customary insurance, the size of any such payments could seriously harm the Company’s financial condition.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the sale of a portion of the Company’s hosted messaging assets to Tucows.com, the Company agreed to indemnify Tucows.com and its affiliates for all losses (limited to the amount of the purchase price) incurred by them in connection with certain breaches of covenants, representations and warranties the Company made to Tucows.com relating to the sufficiency of the assets and rights being transferred; certain liabilities relating to the hosted business that were not assumed by Tucows.com; and noncompliance by the Company with any law or regulation relating to the hosted business or the sale of assets.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, no shares of Series F preferred stock have been exercised or were outstanding. Warrants to purchase 0.4 million shares of Series F preferred stock were issued and outstanding as of December 31, 2005 in connection with the issuance of the 13.9% Notes.

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

During the year ended December 31, 2005, upon receiving notice from certain investors, the Company converted approximately 7.1 million shares of Series E preferred stock and accrued dividends into approximately 7.5 million shares of the Company’s Common Stock. As of December 31, 2005, there were approximately 48.8 million shares of Series E preferred stock outstanding. The carrying value of the Series E preferred stock is as follows (in thousands):

Beginning balance-Series E preferred stock at December 31, 2004	$62,802
Add amortization and accretion	11,805
Less value of Series E preferred stock converted to common stock at December 31, 2005	(11,221)

Carrying value of Series E preferred stock at December 31 2005	$63,386

Liquidation value of Series E preferred stock at December 31, 2005	$79,417

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The warrants are exercisable at any time after November 8, 2002 until November 8, 2006 at an exercise price of $4.20, and convert into one share of the Company’s Common Stock. A portion of the proceeds received for the Series D preferred stock was allocated to the warrants and the preferred stock, based upon their relative fair market values. As a result of this allocation, approximately $5.3 million of the proceeds were allocated to the warrants, which was recorded as a reduction of the carrying value of the Series D preferred stock. Using the Black-Scholes option pricing model, assuming a four-year term, 200% volatility, a risk-free rate of 6.0% and no dividend yield, the fair market value of the warrants was $6.2 million. As part of the Company’s November 2003 private placement of 10% Senior Secured Convertible Notes (Senior Notes), the Company agreed to seek shareholder approval to amend the warrants to reduce the exercise price per share from $4.20 to $1.50. As of December 31, 2005 these warrants remain unexercised.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2004, at a special meeting of shareholders, the Company’s shareholders approved proposals to amend and restate the certificate of determination of preferences of Series D preferred stock (the Amended Series D). As part of this amendment, the automatic redemption date was changed to July 2008 and the dividend accrual rate was reduced to 5 3/4%. The dividends which had accrued on the Series D preferred stock totaling approximately $12.2 million were recorded as a reduction to the carrying value of the Amended Series D. This amount was recorded as a reduction of the carrying amount of the Amended Series D and will accrete over the term of the Amended Series D. As of December 31, 2005 if the holders of Amended Series D preferred stock voluntarily opt to redeem, the conversion value of all Amended Series D preferred stock, as accreted is $63.9 million. Additionally, the Amended Series D preferred stock contains a liquidation preference of $22 per share.

In January 2005, the Company converted approximately 0.6 million shares of Series D preferred stock, plus accrued dividends of $2.0 million, held by the Vectis Group LLC and affiliates into 6.7 million shares of common stock.

The following table sets forth the carrying value and liquidation values of the Amended Series D preferred stock (in thousands):

Beginning balance-Amended Series D preferred stock at December 31, 2004	$59,575
Add amortization and accretion	6,925
Less value of Series D preferred stock converted to common stock at December 31, 2005	(9,593)

Carrying value of Amended Series D preferred stock at December 31, 2005	$56,907

Liquidation value of Amended Series D preferred stock at December 31, 2005 (at $22 per share)	$77,452

MBCP Peerlogic

In November 2003, the Company issued 188,587 shares of Series D preferred stock to MBCP Peerlogic (“MBCP Shares”) related to the settlement of certain litigation, resulting in a charge of $3.8 million (see also Note 12—Commitments and Contingencies). Additionally, 69,149 of these shares were automatically convertible into Series E preferred stock to the extent such preferred stock was issued in the future. In July 2004 the Company received shareholder approval to issue shares of Series E preferred stock, and the Company exchanged 86,232 shares of Series D preferred stock (including accrued dividends) held by the various named plaintiff shareholders comprising MBCP Peerlogic for 829,873 shares of Series E preferred stock. The exchange of Series D for Series E preferred stock did not result in any charge to the Company.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accretion on Mandatorily Redeemable Preferred Stock

Accretion on mandatorily redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of our outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock. The following table sets forth the accretion on mandatorily redeemable preferred stock for the periods indicated:

	Year ended December 31,
	2004	2005
	(in thousands)
Accrued dividends	$7,315	$7,889
Accretion of the redemption value and of the beneficial conversion feature	7,250	10,841

	$14,565	$18,730

Preferred Stock Rights Offering

In August 2004, the Company consummated a rights offering pursuant to which 2.6 million shares of Series E preferred stock were issued at a purchase price of $1.50 per share. The offering generated gross proceeds to the Company of approximately $4.0 million, exclusive of costs incurred associated with the offering.

Note 14—Shareholders’ Equity (Deficit)

Changes in shares of Common Stock outstanding were:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Common Stock Shares outstanding, beginning of year	20,032	21,078	23,087
Issuance of common stock	666	1,969	14,412
Exercise of stock options	380	313	—
Purchase of common stock	—	(273)	—

Shares outstanding, end of year	21,078	23,087	37,499

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

Employee Stock Purchase Plan

During 1999, the Board of Directors adopted and the shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). The Company authorized 150,000 shares for issuance at inception. The number of

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of Common Stock reserved under the ESPP increases annually on January 1 of each year beginning in 2000 by an amount equal to 1% of the Company’s issued and outstanding Common Stock. However, such increases are limited to 250,000 additional shares each year. Employees generally were eligible to participate in the ESPP if the Company customarily employs them for more than 20 hours per week and more than five months in a calendar year and they are not 5% or greater shareholders. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their compensation subject to certain maximum purchase limitations per period and other statutory limitations. The ESPP was implemented in a series of overlapping twenty-four month offering periods beginning on the effective date of the Company’s initial public offering with subsequent offering periods beginning on the first trading day on or after May 1 and November 1 of each year. Purchases occurred on each April 30 and October 31 (the “Purchase Dates”) during each participation period. Under the ESPP, eligible employees had the opportunity to purchase shares of Common Stock at a purchase price equal to 85% of the fair market value per share of Common Stock on either the start date of the offering period or the Purchase Date of the related purchase period, whichever is less. Stock purchases under the ESPP in 2003, 2004 and 2005 were 113,106, 48,059 and 29,810 shares, respectively, at a price of $3.40 and $3.21 per share in 2003, $1.99 and $0.59 per share in 2004, and $0.55 and $0.32 in 2005. As of December 31, 2005, 870,398 shares were available under the ESPP for future issuance. In January 2006, the Company terminated the ESPP.

Stock Options

During 1998 and 1999, the Company’s Board of Directors adopted the 1998 Stock Option Plan and the 1999 Nonstatutory Stock Option Plan, respectively (together, the “Option Plans” and each a “Plan”). The 1998 Plan provides for the granting of options to purchase up to 16,420,974 shares of common stock to employees, officers, directors and consultants, with an increase annually on January 1 of each year by an amount equal to 2% of the total number of shares of the Company’s Common Stock authorized for issuance at the end of the most recently concluded fiscal year, and the 1999 Plan provides for the granting of up to 6,339,407 shares of common stock to non-executive officer employees or the initial employment grant for executive officers. In November 2001, the Board approved an increase of 2,812,500 to the number of option shares reserved for grant to non-executive officer employees under the 1999 Plan. The 1998 Plan is a shareholder approved plan and allows for options to be granted as either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). Options granted under the 1999 Plan may only be nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees, including officers and employee directors. NSOs may be granted to Company employees, non-employee directors and consultants. At December 31, 2005, the total number of shares of common stock available for option grants was 10,360,438 and 1,145,509 under the 1998 Plan and the 1999 Plan, respectively.

The Company has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company. At December 31, 2004 and 2005, a total of 48,519 shares and 36,925 shares, respectively, of the Company’s Common Stock were reserved for issuance upon exercise of outstanding options issued under the assumed plans, and the related options are included in the table below.

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

Changes in stock options outstanding, granted, exercisable, canceled and available, during 2003, 2004 and 2005 under the option plans are identified below. The number of options or awards available for grant at December 31, 2005 under the 1998 and 1999 Plans also reflects the issuance of 2,181,000 and 150,000 shares of

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted stock awarded in 2004 and 2005, respectively, under the 1998 Plan. The Company only grants new options from the 1998 Plan and 1999 Plan. Accordingly, the Options or Awards Available information provided below includes only stock option information related to the 1998 and 1999 Plans (shares in thousands).

	Options or Awards Available Under the 1998 And 1999 Plans	Outstanding Option Grants
		Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	4,279	12,793	$23.96
Additional shares reserved	2,500
Granted and assumed	(3,441)	3,441	$2.99
Exercised		(380	$2.36
Canceled	2,795	(2,833)	$32.72

Balance at December 31, 2003	6,133	13,021	$17.07
Additional shares reserved	2,500
Granted and assumed	(7,971)	7,971	$1.45
Exercised		(313)	$2.56
Restricted stock issued	(2,181)
Canceled	5,807	(5,792)	$11.04

Ending balance at December 31, 2004	4,288	14,887	$11.25
Additional shares issued	4,000	—	—
Granted and assumed	(1,136)	1,136	$0.74
Exercised	—	—	—
Restricted stock issued	(150)	—	—
Canceled	4,504	(4,586)	$6.92

Ending balance at December 31, 2005	11,506	11,437	$11.49

Outstanding Options Exercisable:
December 31, 2003		6,896	$27.01
December 31, 2004		7,543	$20.57
December 31, 2005		11,437	$11.49

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2005 (options in thousands):

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.09 - $ 0.60	1,631	8.96	$0.55	1,631	$0.55
$ 0.61 - $ 0.73	1,230	8.90	0.66	1,230	0.66
$ 0.74 - $ 1.44	573	8.33	1.17	573	1.17
$ 1.45 - $ 1.56	1,253	8.10	1.56	1,253	1.56
$ 1.57 - $ 2.11	2,138	7.76	1.95	2,138	1.95
$ 2.12 - $ 3.12	1,706	7.61	2.69	1,706	2.69
$ 3.13 - $ 4.36	1,271	5.69	3.83	1,271	3.83
$ 4.37 - $ 10.96	1,144	5.92	7.49	1,144	7.49
$ 10.97 - $100.00	57	3.78	27.01	57	27.01
$100.01 - $200.00	159	4.31	171.06	159	171.06
$200.01 - $400.00	275	4.32	277.66	275	273.25

	11,437	7.53	$11.49	11,437	$11.49

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

Restricted stock and other stock-based compensation

In March and August 2004, the Company issued 707,368 and 680,823 shares of restricted stock, respectively, to Mark Ferrer, the Company’s Chief Executive Officer, in connection with Mr. Ferrer’s employment agreement. In November 2004, the Company issued 515,000 shares of restricted stock and 277,708 restricted stock units to Executive Officers and certain key employees of the Company. During 2005, the Company issued 130,000 shares of restricted stock and 20,000 restricted stock units to certain key employees.

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

The fair value of the restricted stock and stock units on the date of grant totaled approximately $2.3 million in 2004 and $0.3 million in 2005, and was recorded in shareholders’ equity as unearned compensation. The unearned compensation is amortized to stock-based expense over the vesting period of the underlying shares and units. During 2004 and 2005, amortization expense of $0.9 million and $1.1 million, respectively, was recognized in stock-based expense associated with the vesting of the restricted shares and units granted in 2004 and 2005.

In February 2002, the Court gave preliminary approval to the settlement of the principal class action litigation. In June 2002, the Court entered its final approval of the settlement. In connection with the settlement, the Company agreed to issue warrants to purchase up to 850,000 shares of the Company’s common stock at $10.00 per share, and recorded a charge of $0.7 million to operating expense related to the fair value of these warrants. As a result of the Company’s one-for-four reverse stock split in 2003, these warrants were exercisable into 212,500 shares of the Company’s common stock at an exercise price of $40.00 per share. The warrants expired unexercised in June 2005.

During 2003, 2004 and 2005, the Company incurred stock-based charges of approximately $0.2 million, $1.0 million and $25,000, respectively, in connection with certain severance agreements for terminated employees and consulting arrangements. These charges were included in operating expenses based on the functions of the related employees and consultants.

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

In certain of the European countries where Critical Path has subsidiaries, the Company makes contributions to pension funds for their employees. During 2003, 2004 and 2005, the Company made contributions totaling $0.5 million, $0.6 million and $0.4 million, respectively.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Net Loss Per Share Attributed to Common Shares

Net loss per share is calculated as follows:

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except per share amounts)
Net loss attributed to common shares
Net loss	$(62,133)	$(51,997)	$(13,652)
Accretion on mandatorily redeemable preferred stock	(12,446)	(14,565)	(18,730)

Net loss attributable to common shares	$(74,579)	$(66,562)	$(32,382)

Weighted average shares outstanding
Weighted average shares outstanding	20,239	21,363	31,933
Weighted average shares subject to repurchase agreements	(133)	(240)	—
Weighted average shares held in escrow related to acquisitions	(86)	—	—

Shares used in computation of basic and diluted net loss per share	20,020	21,123	31,933

Basic and diluted net loss per share attributed to common shares
Net loss attributable per common share	$(3.73)	$(3.15)	$(1.01)

At December 31, 2003, 2004 and 2005, there were 59,121,524 , 125,371,459 and 113,028,439 respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive. The weighted average exercise prices of the potential common shares excluded from the determination of diluted net loss per share at December 31, 2003, 2004 and 2005 were $9.86, $4.01 and $3.93, respectively.

Note 17—Product and Geographic Information

Revenue information on a product basis is as follows:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Net revenues
Software license
Messaging server and identity management solutions	$17,034	$13,128	$10,928
Memova Anti-Abuse	—	96	1,899
Memova Mobile	—	—	251
Third-party and other software	5,070	6,102	6,000
Service
Hosted messaging	19,444	17,842	15,198
Maintenance and support	18,434	21,075	19,797
Professional services	12,315	12,829	12,759

	$72,297	$71,072	$66,832

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding revenues and long-lived assets attributable to the Company’s primary geographic regions are as follows:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Net revenues
United States	$27,102	$21,117	$17,629
Europe	39,629	46,795	46,801
Latin America	2,157	1,529	1,151
Asia Pacific	3,409	1,631	1,251

	$72,297	$71,072	$66,832

	December 31,
	2004	2005
Long-lived assets
United States	$8,281	$1,201
Other (a)	3,098	1,424

	$11,379	$2,625

(a)	Included at December 31, 2004, are long-lived assets in both Canada and Ireland that account for 8% and 7%, respectively, of the Company’s total long-lived assets. Included at December 31, 2005, are long-lived assets in both Canada and Ireland that account for 23% and 17%, respectively, of the Company’s total long-lived assets.

The long-lived assets in the table above represent the Company’s total property and equipment presented on a geographic basis at each period end. For each of the periods presented, the Company did not have any other long-lived assets to present on a geographic basis. Goodwill is excluded from this analysis.

During 2003, 2004 and 2005, the Company did not have any customers that accounted for more than 10% of its revenues.

Note 18—Subsequent Events

Sale of Hosted Assets

On December 14, 2005, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Tucows.com Co. (“Tucows”) for the sale of a portion of Critical Path’s hosted messaging assets, including a portion of its hosted messaging customer base, assembled hosted messaging workforce, and hosted messaging hardware (the “Hosted Assets”). A copy of the Agreement was previously filed with the United States Securities and Exchange Commission. On January 3, 2006, the Company completed the sale of its Hosted Assets. Under the Agreement, Tucows also acquired a software license for Memova™ and assumed certain contractual liabilities related to the Hosted Assets. Tucows has paid Critical Path $6.25 million in cash. Tucows will also pay an additional $1.75 million by October 31, 2006 to Critical Path if certain post-closing conditions are satisfied by such date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006

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

Signature	Title	Date

/S/ MARK J. FERRER Mark J. Ferrer	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2006

/S/ JAMES A. CLARK James A. Clark	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2006

/S/ TOM TINSLEY Tom Tinsley	Director	March 31, 2006

/S/ EDMOND IP TAK CHUEN Edmond Ip Tak Chuen	Director	March 31, 2006

/S/ MARIO BOBBA Mario Bobba	Director	March 31, 2006

/S/ ROSS M. DOVE Ross M. Dove	Director	March 31, 2006

/S/ FROST R.R. PRIOLEAU Frost R.R. Prioleau	Director	March 31, 2006

/S/ MICHAEL J. SHANNAHAN Michael J. Shannahan	Director	March 31, 2006

EXHIBIT INDEX

3(i).1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i)(b) to the Registrant’s Registration on Form S-1 (File No. 333-71499)).

3(i).2	Amendment to the Articles of Incorporation, dated January 5, 2001 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

3(i).3	Certificate of the Powers, Designations, Preferences and Rights of the Series D Cumulative Redeemable Convertible Participating Preferred Stock dated November 6, 2001 (Incorporated by reference to Exhibit 3(i).3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3(i).4	Certificate of Amendment of Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

3(i).5	Form of Amended and Restated Certificate of Determination of Preferences of Series D Redeemable Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed March 10, 2004).

3(i).6	Form of Certificate of Determination of Preferences of Series E Redeemable Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed March 10, 2004).

3(i).7	Certificate of Determination of Preferences of Series F Redeemable Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2004).

3(ii)	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3(ii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.2	Preferred Stock Rights Agreement dated as of March 19, 2001 between Registrant and ComputerShare Trust Company, Inc., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively (Incorporated by reference to Exhibit 4.5 of Registrant’s Form 8-A filed on May 7, 2001).

4.3	Amendment No. 1 to Preferred Stock Rights Agreement dated as of November 6, 2001 between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.4	Amendment No. 2 to Preferred Stock Rights Agreement dated as of November 18, 2003 between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.5	Amendment No. 3 to Preferred Stock Rights Agreement dated as of January 16, 2004 between Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.6	Amendment No. 4 to Preferred Stock Rights Agreement dated as of March 9, 2004 between Critical Path, Inc. and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.5 to the Registrant’s Amendment No. 2 to the Company’s Registration Statement on Form 8-A filed on March 10, 2004 (File No. 000-25331)).

4.7	Amendment No. 5 to Preferred Stock Rights Agreement dated as of June 24, 2004 between Critical Path, Inc. and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.6 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A (File No. 000-25331)).

4.8	Amendment No. 6 to Preferred Stock Rights Agreement dated as of December 29, 2004, between the Company and Computershare Trust Company, Inc. (Incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed January 3, 2004).

4.9	Amendment No. 7 to Preferred Stock Rights Agreement dated as of February 10, 2005 between the Company and Computershare Trust Company, Inc. (Incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed February 24, 2005).

4.10	Indenture, dated March 31, 2000, by and between Registrant and State Street Bank and Trust Company of California, N.A., Trustee, relating to the $300 million five-year, 5.75% Convertible Subordinated Notes due April 1, 2005 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

4.11	Warrant to Purchase Common Stock dated March 29, 2001 issued by the Registrant to Vectis Group LLC (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.12	Warrant to Purchase Common Stock dated January 29, 1999 issued by the Registrant to America Online, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).

4.13	Warrant to Purchase up to 25,000 Shares of Common Stock dated as of December 29, 1999 by and between Ecker Folsom Properties, LLC (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.14	Warrant to Purchase up to 834,000 Shares of Common Stock dated as of June 2000 by and between Worldsport Networks Europe Ltd. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.15	Stock and Warrant Purchase and Exchange Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, LP, GAP Coinvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.16	Escrow Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.17	Amended and Restated Stockholders Agreement, dated November 26, 2003, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAP-W, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Vectis CP Holdings, LLC (Incorporated by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.18	Third Amended and Restated Registration Rights Agreement, dated March 9, 2004, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited, Vectis CP Holdings, LLC, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P., Guggenheim Portfolio Company XIII, Passport Master Fund, L.P., Crosslink Crossover Fund IV, L.P., Sagamore Hill Hub Fund, Ltd., Criterion Capital Partners, Ltd., Criterion Capital Partners, Institutional, Criterion Capital Partners, L.P. and Capital Ventures International (Incorporated by reference to Exhibit 4.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.19	Note Amendment Agreement dated March 12, 2004, by and among Registrant, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (Incorporated by reference to Exhibit 4.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.20	Warrant to Purchase up to 100,000 Shares of Common Stock dated March 12, 2004 issued by the Registrant to Silicon Valley Bank (Incorporated by reference to Exhibit 4.47 to the Registrant’s Annual Report on Form 10-Q for the year ended March 30, 2004).

4.21	Form of Warrant to Purchase up to 100,000 shares of Common Stock, by and between Max Limited and the Registrant (Incorporated by reference to Exhibit 4.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.22	Form of Note dated as of December 30, 2004 (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on January 3, 2005).

4.23	Form of Warrant to Purchase Series F Redeemable Convertible Preferred Stock of the Company dated December 30, 2004 (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on January 3, 2005).

10.1	Hills Plaza I Office Lease dated as of November 16, 2001 by and between Registrant and SRI Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2	First Amendment to Lease dated November 17, 2003 by and between the Registrant and SRI Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.3	Second Amendment to Lease dated May 5, 2005 by and between the Registrant and PPF Off 345 Spear Street, LP (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.4	Asset Purchase Agreement dated as of December 14, 2005 by and between the Registrant and Tucows.com Co. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2005).

10.5#	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).

10.6#	Amended and Restated 1998 Stock Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).

10.7#	1999 Stock Option Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed on September 22, 1999 (File No. 333-87553)).

10.8#	Critical Path, Inc. Amended and Restated 1998 Stock Plan Notice of Restricted Stock Award (Incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.9#	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.10#	Employment Agreement dated February 4, 2004 by and between the Registrant and James Clark (Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11#	Employment Agreement, dated June 11, 2001 by and between the Registrant and Michael Zukerman (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12#	Amendment to Employment Agreement, dated December 20, 2002, by and between the Registrant and Michael Zukerman (Incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.13#	Change of Control Severance Agreement, dated as of May 29, 2003, by and between the Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.14#	Waiver Agreement made and entered into as of December 23, 2003, by and between Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.15#	Amendment to Employment Agreement, dated December 23, 2003, by and between the Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.16	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of April 15, 2004 by and between Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.17#	Nonstatutory Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.18#	Incentive Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.71 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.19#	Restricted Stock Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.20#	Nonstatutory Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective August 16, 2004 (Incorporated by reference to Exhibit 10.73 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21#	Restricted Stock Agreement by and between the Registrant and Mark Ferrer for grant effective August 16, 2004 (Incorporated by reference to Exhibit 10.74 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22#	Employment Agreement dated as of March 29, 2004 by and between Registrant and Mark Ferrer. (Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003).

10.23	Note and Warrant Purchase Agreement dated as of December 29, 2004, between the Company and the Investors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2005).

10.24#	Employment Agreement dated as of May 17, 2004 by and between Registrant and Mark Palomba (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.25#	Employment Agreement dated as of March 6, 2000 by and between Registrant and Mike Serbinis (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.26#	Employment Agreement dated as of January 19, 2000 by and between Registrant and Barry Twohig (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.27#	Employment Agreement dated as of March 21, 2000 by and between Registrant and Donald Dew.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement.