Form 10-Q
period 2006-03-31
CRITICAL PATH INC
filed 2006-05-16
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-25331

Critical Path, Inc.

A California Corporation	I.R.S. Employer No. 91-1788300

2 Harrison Street, 2nd Floor

San Francisco, California 94105

415-541-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 28, 2006, the Company had outstanding 37,478,491 shares of common stock, $0.001 par value per share (including 40,521 shares of Class A Non-Voting preference shares of our Nova Scotia subsidiary Critical Path Messaging Co. which can be exchanged at any time for our common stock upon the election of the holder).

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005*	March 31, 2006
	(in thousands; unaudited)
Assets
Current assets
Cash and cash equivalents	$18,707	$19,068
Accounts receivable, net	10,096	14,962
Prepaid and other current assets	2,411	2,760
Assets held for sale	2,782	—

Total current assets	33,996	36,790
Property and equipment, net	2,625	2,381
Goodwill	7,047	7,141
Restricted cash	277	212
Other assets	1,479	1,423

Total assets	$45,424	$47,947

Liabilities, mandatorily redeemable preferred stock and shareholders’ deficit
Current liabilities
Accounts payable	$2,726	$2,747
Accrued liabilities	19,727	20,276
Liabilities held for sale	219	—
Deferred revenue	6,574	10,975
Capital lease and other obligations, current	106	85

Total current liabilities	29,352	34,083

Deferred revenue	710	859
Embedded derivative liability	1,534	1,655
Notes payable, net of current portion	18,493	19,416
Other obligations, net of current portion	50	52

Total liabilities	50,139	56,065

Commitments and contingencies (see Note 9)
Mandatorily redeemable preferred stock, par value $0.001	120,293	123,754

Shareholders’ deficit
Common stock and additional paid-in-capital, par value $0.001 Shares authorized: 200,000 Shares issued and outstanding 37,499 and 37,508	2,177,177	2,173,319
Common stock warrants	5,947	5,947
Unearned compensation	(537)	—
Accumulated deficit	(2,304,377)	(2,308,319)
Accumulated other comprehensive loss	(3,218)	(2,819)

Total shareholders’ deficit	(125,008)	(131,872)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$45,424	$47,947

*	The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2005	2006
Net revenue
Software licensing	$4,445	$2,928
Hosted messaging	5,211	1,222
Professional services	3,084	2,575
Maintenance and support	4,700	4,289

Total net revenue	17,440	11,014

Cost of net revenue
Software licensing	1,208	1,306
Hosted messaging	5,124	777
Professional services	2,426	1,976
Maintenance and support	1,592	1,294

Total cost of net revenue	10,350	5,353

Gross profit	7,090	5,661

Operating expenses
Selling and marketing	4,657	3,490
Research and development	4,911	2,320
General and administrative	4,130	3,269
Restructuring expense	1,639	915
Gain on sale of assets	—	(1,971)

Total operating expenses	15,337	8,023

Operating loss	(8,247)	(2,362)

Other income (expense), net	1,846	(459)
Interest income (expense), net	(660)	(853)

Loss before provision for income taxes	(7,061)	(3,674)

Provision for income taxes	(308)	(268)

Net loss	(7,369)	(3,942)
Accretion on mandatorily redeemable preferred stock	(5,277)	(3,461)

Net loss attributable to common shareholders	$(12,646)	$(7,403)

Net loss per share attributable to common shareholders – basic and diluted	$(0.46)	$(0.20)

Weighted average shares – basic and diluted	27,256	36,133

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2005	2006
	(in thousands; unaudited)
Cash flows from operating activities:
Net loss	$(7,369)	$(3,942)
Provision for allowance for doubtful accounts	3	125
Depreciation	2,903	489
Stock-based expense	308	144
Change in fair value of embedded derivative liabilities	(1,666)	120
Amortization	494	224
Loss on fixed asset disposals	—	53
Gain on sale of certain Hosted Assets	—	(1,971)
Restructuring charges, non-cash	1,453	—
Changes in assets and liabilities:
Accounts receivable	(43)	(4,564)
Other assets	354	(159)
Accounts payable	(497)	(11)
Accrued liabilities	510	973
Deferred revenue	1,930	4,439

Net cash used in operating activities	(1,620)	(4,080)

Cash flows from investing activities
Proceeds from sale of certain Hosted Assets	—	4,463
Restricted cash	—	66
Purchases of property and equipment	(439)	(278)

Net cash (used in) provided by investing activities	(439)	4,251

Cash flows from financing activities
Proceeds from the issuance of convertible notes, net	7,000	—
Principal payments on note and lease obligations	(361)	—

Net cash provided by (used in) financing activities	6,639	—

Net change in cash and cash equivalents	4,580	171
Effect of exchange rates on cash and cash equivalents	(623)	190
Cash and cash equivalents, beginning of period	23,239	18,707

Cash and cash equivalents, end of period	$27,196	$19,068

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(In thousands; unaudited)

			Shareholders’ deficit
	Mandatorily redeemable preferred stock		Common stock and additional paid in capital	Common stock warrants	Unearned compensation	Accumulated deficit and other comprehensive loss	Total
	Amended Series D	Series E
Balance at December 31, 2005	$56,907	$63,386	$2,177,177	$5,947	$(537)	$(2,307,595)	$(125,008)
Accretion of dividend on mandatorily redeemable preferred stock	847	1,053	(1,900)				(1,900)
Accretion to redemption value for mandatorily redeemable preferred stock	616	945	(1,561)				(1,561)
Employee Stock Purchase Plan			(4)				(4)
Stock-based compensation associated with stock option grants			2				2
Stock-based compensation associated with restricted stock grants			142				142
Reclassification of unamortized unearned restricted stock compensation pursuant to adoption of SFAS 123R			(537)		537
Foreign currency translation adjustments						399	399
Net loss						(3,942)	(3,942)

Balance at March 31, 2006	$58,370	$65,384	$2,173,319	$5,947	$—	$(2,311,138)	$(131,872)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company, and its wholly owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the Company’s opinion are necessary for a fair statement of its consolidated financial position, the results of operations, cash flows and shareholders’ deficit for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005. The condensed consolidated statement of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for any subsequent periods or for the entire fiscal year ending December 31, 2006.

Liquidity and Capital Resources

The Company has focused on capital financing initiatives in order to maintain current and planned operations. The Company has operated at a loss since inception and its history of losses from operations and cash flow deficits, in combination with its cash balances, raise concerns about the Company’s ability to fund operations. In 2003 and 2004 the Company secured additional funds through several rounds of financing that involved the sale of senior secured convertible notes all of which converted into Series E preferred stock in 2004. In the third quarter of 2004 the Company completed a rights offering and in the fourth quarter of 2004, secured and drew $11.0 million from an $18.0 million round of debt financing. In March 2005, the Company drew down the remaining $7.0 million from the $18.0 million round of debt financing. The Company is not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in December 2007. In January 2006, the Company sold its Hosted Assets for $6.3 million (see Note 2—Sale of Hosted Assets below). If the Company is unable to increase its revenues or if the Company is unable to reduce the amount of cash used by its operating activities during 2006, the Company may be required to undertake additional restructuring alternatives, or seek additional debt financing although the Company’s ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness.”

The Company does not believe equity financing on terms reasonably acceptable are currently available. Additionally, the Company’s common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq National Market. Consequently, selling the Company’s common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of the Company may be further reduced. The Company believes its listing on the OTC Bulletin Board, or further declines in its stock price, may greatly impair the Company’s ability to raise additional capital, should it be necessary, through equity or debt financing.

With the Company’s history of operating losses and cash used to support its operating activities, the Company’s primary sources of capital have come from both debt and equity financings that it has completed over the past several years and the sale of the Hosted Assets in January 2006. The Company’s principal sources of liquidity include its cash and cash equivalents. As of March 31, 2006, the Company had cash and cash equivalents available for operations totaling $19.1 million, of which $10.3 million was located in accounts outside the United States and which is not readily available for domestic operations. However, the Company intends to pursue the investigation of restructuring its foreign subsidiaries which, if successful, may provide the Company easier access to the repatriation of a greater portion of the cash located in accounts outside the United States. Accordingly, the Company’s readily available cash resources in the United States as of March 31, 2006 was $8.7 million. As of March 31, 2006, the Company had cash collateralized letters of credit totaling approximately $0.2 million. This cash is recorded as restricted cash on the Company’s balance sheet and is not readily available for operations.

Based on the Company’s recent financing activities, cash expected to be generated from operations, recent restructuring activities and the sale of the Hosted Assets in January 2006, the Company believes that it has sufficient cash to meet its cash operating requirements for the next 12 months as well as the on-going investments in capital equipment to support its research and development efforts. The Company has no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies. The Company continually evaluates potential acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize its cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. These alternatives could increase liquidity through the infusion of investment capital by third-party investors or decrease the Company liquidity as a result of Critical Path seeking to fund expansion into these markets. Such expansions might also cause an increase in capital expenditures and operating expenses. For the long-term, the Company believes future improvements in the Company’s operating activities will be necessary to provide the liquidity and capital resources sufficient to support its business. Additionally, as the Company approaches the December 31, 2007 maturity of $18.0 million principal amount of the 13.9% Notes, the Company may be required to restructure its debt or seek additional financing to pay the 13.9% Notes upon maturity.

Ability to incur additional indebtedness

Subject to limited exceptions, the Company must seek the consent of its preferred shareholders and debt holders in order to incur any additional indebtedness.

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

Information regarding net revenue attributable to the Company’s primary geographic regions are as follows:

	Three months ended March 31,
	2005		2006
	(in thousands)
United States	$4,080	23%	$2,490	23%
Europe	12,608	72%	8,322	75%
Latin America	253	1%	74	1%
Asia Pacific	499	3%	128	1%

Subtotal International	13,360	77%	8,524	77%

	$17,440	100%	$11,014	100%

Customer Concentration

During each of the three months ended March 31, 2005 and 2006, the Company did not have any customers that accounted for more than 10% of net revenues; however, during the three months ended March 31, 2005 the Company had one customer that accounted for 9.6% of net revenue. At March 31, 2005, one customer accounted for 15.5% and another customer accounted for 11.8% of the Company’s accounts receivable and at March 31, 2006, one customer accounted for 12.8% of the Company’s accounts receivable.

Stock-Based Compensation Accounting Policy

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised in 2004) (SFAS 123R), Share-Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations. In connection with the adoption of SFAS 123R, stock-based compensation expense of approximately $2,000 was recorded in the condensed consolidated statement of operations associated with the fair value and initial vesting of employee stock options granted during the period. There was no cumulative effect of adoption.

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

Note 2—Sale of Hosted Assets

On December 14, 2005, the Company entered into an Asset Purchase Agreement with Tucows.com (Tucows) for the sale of a portion of Critical Path’s hosted messaging assets, including a portion of its hosted messaging customer base, assembled hosted messaging workforce, and hosted messaging hardware (the “Hosted Assets”). On January 3, 2006, Critical Path completed the sale of its Hosted Assets. Under the Agreement, Tucows also acquired a software license for the Company’s Memova™ product and assumed certain contractual liabilities related to the Hosted Assets. Tucows has paid Critical Path $6.3 million in cash, of which $0.8 million has been allocated to deferred revenue for the future maintenance and support services to be provided by Critical Path in connection with the Memova license provided to Tucows under the Asset Purchase Agreement. Tucows will also pay up to an additional $1.8 million to Critical Path by October 31, 2006 if certain post-closing conditions are satisfied by such date.

For the first quarter ended March 31, 2006, the Company recognized a gain of approximately $1.9 million associated with the sale of these assets. The gain, which is reported as a component of the Company’s operating expenses, was calculated as follows:

Net proceeds from sale of the Hosted Assets	$5,500
Less: Net assets sold	(2,492)
Transaction costs	(843)
Transition services costs	(194)

Gain on sale of the Hosted Assets	$1,971

In connection with the Asset Purchase Agreement, Critical Path also agreed to perform certain transition services during a six month period following the close of the transaction. The Company agreed to provide such services to insure a smooth transition of the hosted email service to Tucows in an effort to minimize customer disruption. The Company estimated the cost of these services to be approximately $0.2 million which were recorded as a reduction to the gain on sale during the three months ended March 31, 2006.

In connection with the Asset Purchase Agreement, Critical Path also provided Tucows with a license to the Company’s Memova product. This license was for a fixed number of users and provided two years of free maintenance and support services. In connection with this free support, the Company recorded approximately $0.8 million of the proceeds received from the sale to deferred revenue based upon the maintenance renewal rate provided in the license agreement. This deferred revenue will be amortized over a period of two years beginning from the closing date of the sale. During the three months ended March 31, 2006, the Company recognized in its maintenance and support revenues approximately $0.1 million of this deferred revenue.

Note 3 — Restructuring Activities

During the three months ended March 31, 2006, the Company recorded restructuring expenses totaling $0.9 million primarily related to severance benefits paid to employees terminated in connection with the sale of the Hosted Assets as well as employees terminated in connection with the reorganization of the Company’s sales force. At March 31, 2006, the Company carried a remaining restructuring liability of $0.4 million, the majority of which is expected to be utilized by December 31, 2006. The Company expects to record additional restructuring charges in connection with the sale of the Hosted Assets during the three months ending June 30, 2006 totaling approximately $0.1 million, comprised primarily of employee’s severance benefits. The following table summarizes the strategic restructuring costs incurred by the Company during the three months ended March 31, 2006.

	Workforce reduction	Facility and operations consolidation and other charges	Total
	(in thousands)
Liability at December 31, 2005	$84	$303	$387
Restructuring charge	855	60	915
Cash payments	(827)	(70)	(897)
Adjustments	—	(8)	(8)

Liability at March 31, 2006	$112	$285	$397

Note 4 — Goodwill

At March 31, 2006, the Company was carrying $7.1 million of goodwill assets, which, in accordance with SFAS No. 142, are not amortized. The change in the balance subsequent to December 31, 2005 was due to the effect of the movement in foreign currency exchange rates upon the revaluation of foreign currency denominated goodwill balances.

The Company tests its goodwill assets for impairment on an annual basis and on a more frequent basis if events occur or circumstances change that would more likely than not reduce the fair value of any of the Company’s reporting units below their carrying value.

Note 5 — Promissory Notes

13.9% Notes

In December 2004, the Company issued $11.0 million in principal amount of 13.9% Notes to General Atlantic Partners 74, L.P., Gapstar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG., Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Richmond III, LLC (referred to collectively as the 13.9% Note Investors). As part of the financing transaction, the Company issued warrants to the 13.9% Note Investors to purchase 235,712 shares of Series F preferred stock at a per share purchase price of $14 per share, which is equivalent to $1.40 per share on a common stock equivalent basis.

In March 2005, the Company issued an additional $7.0 million of the 13.9% Notes to the 13.9% Note Investors. As part of this financing transaction, the Company issued warrants to purchase 149,998 shares of Series F preferred stock.

The 13.9% Notes accrue interest at a rate of 13.9% per annum; however, the Company is not obligated to make interest payments on the notes prior to their maturity date of December 30, 2007. The Notes are due and payable on the earlier to occur of the maturity of the 13.9% Notes on December 30, 2007, when declared due and payable upon the occurrence of an event of default, or a change of control of the Company.

The $18.0 million in proceeds from the financing transaction were allocated to the 13.9% Notes and warrants based upon their relative estimated fair values. The estimated fair value of the warrants has been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability is being carried on the Company’s books at its fair value of $0.5 million at March 31, 2006.

These 13.9% Notes are carried on the balance sheet as long-term “Notes payable” as follows:

Proceeds from the issuance of the 13.9% Notes	$18,000
Less: proceeds allocated to the fair value of the Series F preferred stock warrant derivative instrument	(2,711)
Add: accretion to redemption value	1,041
Add: accrued interest	3,086

Carrying value of 13.9% Notes	$19,416

Note 6 — Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended March 31,
	2005	2006
	(in thousands)
Net loss attributable to common shares	$(12,646)	$(7,403)
Foreign currency translation adjustments	(462)	399

Total comprehensive loss	$(13,108)	$(7,004)

There were no tax effects allocated to any components of comprehensive loss during the three months ended March 31, 2005 and 2006.

Note 7 — Net Loss per Share Attributed to Common Shareholders

Net loss per common share is calculated as follows:

	Three months ended March 31,
	2005	2006
	(in thousands, except per share amounts)
Net loss attributable to common shares	$(12,646)	$(7,403)
Weighted average shares outstanding	29,094	37,526
Weighted average shares subject to repurchase agreements	(1,791)	(1,353)
Weighted average shares held in escrow related to acquisitions	(47)	(41)

Shares used in the computation of basic and diluted net loss attributable to common shareholders per common share	27,256	36,133

Net loss attributable to common shareholders per common share - basic and diluted	$(0.46)	$(0.20)

As of March 31, 2005 and 2006, there were 119.5 million and 113.8 million, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive. The weighted average exercise prices of the potential common shares excluded from the determination of diluted net loss per share at March 31, 2005 and 2006 were $4.07 and $3.79, respectively.

Note 8 — Mandatorily Redeemable Preferred stock

Series F Redeemable Convertible Preferred Stock

In December 2004, the Company’s Board of Directors authorized the issuance of up to 0.5 million shares of Series F Redeemable Convertible Preferred Stock (Series F preferred stock). The Series F preferred stock will rank equally with the Series E preferred stock, and will rank senior to all other capital stock with respect to rights on liquidation, dissolution and winding up. The Series F preferred stock will accrue dividends at a simple annual rate of 5 3/4% of the purchase price of $14.00 (equivalent to $1.40 per share on a common stock equivalent basis), whether or not declared by the board of directors. Dividends in respect of the Series F preferred stock will not be paid in cash but will be added to the value of the Series F preferred stock and will be taken into account for purposes of determining the liquidation and change in control preference, conversion rate and voting rights.

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

At March 31, 2006, no shares of Series F preferred stock have been issued or were outstanding. Warrants to purchase 0.4 million shares of Series F preferred stock were issued and outstanding as of March 31, 2006 in connection with the issuance of the 13.9% Notes.

Series E Redeemable Convertible Preferred Stock

During the three months ended September 30, 2004, the Company issued a total of approximately 55.9 million shares of Series E Redeemable Convertible Preferred Stock (Series E preferred stock) as follows: in July 2004, the Company issued approximately 30.6 million shares of Series E preferred stock to convert $45.5 million of the Senior Notes plus accrued interest, 21.9 million shares of Series E preferred stock to convert $32.8 million of the 5 3/4% Notes and approximately 0.8 million shares of Series E preferred stock to convert certain holders of Series D preferred stock into Series E preferred stock; and in August 2004, the Company issued approximately 2.6 million shares of Series E preferred stock in connection with its rights offering from which the Company received gross proceeds of approximately $4.0 million.

The Series E preferred stock ranks pari passu to the Series F preferred stock, none of which was issued or outstanding as of March 31, 2006, and senior to all other preferred and common stock of the Company in priority of dividends, rights of redemption and payment upon liquidation. The principal terms of the Series E preferred stock include an automatic redemption on July 9, 2008, cumulative dividends at a rate of 5 3/4% per year, dividends are not paid in cash but are added to the value of the Series E preferred stock on June 30 and December 31 each year, and conversion into shares of common stock calculated based on the quotient of the Series E accreted value divided by the Series E conversion price of $1.50.

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

As of March 31, 2006, there were approximately 48.8 million shares of Series E preferred stock outstanding. The carrying value of the Series E preferred stock is as follows (in thousands):

Beginning balance-Series E preferred stock at December 31, 2005	$63,386
Add amortization and accretion	1,998

Carrying value of Series E preferred stock at March 31, 2006	$65,384

Liquidation value of Series E preferred stock at March 31, 2006	$80,470

Series D Cumulative Redeemable Convertible Preferred Stock

In December 2001, the Company completed a financing transaction with a group of investors and their affiliated entities. In connection with this financing transaction, the Company issued 4.0 million shares of its Series D Cumulative Redeemable Convertible Preferred Stock (Series D preferred stock), in a private offering, resulting in gross cash proceeds of approximately $30.0 million, and the simultaneous retirement of approximately $65.0 million in face value of the Company’s outstanding convertible subordinated notes. The investors were led by General Atlantic Partners LLC and affiliates and included Hutchison Whampoa Limited and affiliates and Vectis Group LLC and affiliates. In addition, General Atlantic LLC was granted warrants to purchase 0.6 million shares of the Company’s Common Stock in connection with this offering.

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

The Series D preferred stock issued in the financing transaction ranks senior to all of the Company’s Common Stock in priority of dividends, rights of redemption and payment upon liquidation. The fair value ascribed to the preferred stock was based on actual cash paid by independent investors and the approximate fair value of the 5 3/4% Notes retired in connection with the offering. The original principal terms of the Series D preferred stock included an automatic redemption on November 8, 2006, cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis and payable in cash or additional shares of Series D preferred stock, conversion into shares of Common Stock calculated based on the Accreted Value which is, the purchase price plus accrued dividends divided by $4.20, and preference in the return of equity in any liquidation or change of control.

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

The warrants are exercisable at any time after November 8, 2002 until November 8, 2006 at an exercise price of $4.20, and convert into one share of the Company’s Common Stock. A portion of the proceeds received for the Series D preferred stock was allocated to the warrants and the preferred stock, based upon their relative fair market values. As a result of this allocation, approximately $5.3 million of the proceeds were allocated to the warrants, which was recorded as a reduction of the carrying value of the Series D preferred stock. Using the Black-Scholes option pricing model, assuming a four-year term, 200% volatility, a risk-free rate of 6.0% and no dividend yield, the fair market value of the warrants was $6.2 million. As part of the Company’s November 2003 private placement of 10% Senior Secured Convertible Notes (Senior Notes), the Company agreed to seek shareholder approval to amend the warrants to reduce the exercise price per share from $4.20 to $1.50. As of March 31, 2006 these warrants remain unexercised.

As part of the Company’s November 2003 private placement of 10% Senior Secured Convertible Notes, the Company agreed to seek shareholder approval to amend the terms of the Series D preferred stock to, among other things, amend the Series D preferred stock liquidation preference upon a liquidation and change of control, to eliminate the participation feature, to reduce the conversion price from $4.20 to $1.50 and to reduce the amount of dividends to which the holders of Series D preferred stock are entitled. In July 2004, at a special meeting of shareholders, the Company’s shareholders approved proposals to amend and restate the certificate of determination of preferences of Series D preferred stock (the Amended Series D). As part of this amendment, the automatic redemption date was changed to July 2008, the dividend accrual rate was reduced to 5 3/4% and the conversion price was reduced to $1.50. The dividends which had accrued on the Series D preferred stock totaling approximately $12.2 million were recorded as a reduction to the carrying value of the Amended Series D. This amount was recorded as a reduction of the carrying amount of the Amended Series D and will accrete over the term of the Amended Series D. As of March 31, 2006, the conversion value of all Amended Series D preferred stock, as accreted is $64.8 million. Additionally, the Amended Series D preferred stock currently contains a liquidation preference of $22 per share.

As of March 31, 2006, there were approximately 3.5 million shares of Series D preferred stock outstanding The following table sets forth the carrying value and liquidation values of the Amended Series D preferred stock (in thousands):

Beginning balance-Amended Series D preferred stock at December 31, 2005	$56,907
Add amortization and accretion	1,463

Carrying value of Amended Series D preferred stock at March 31, 2006	$58,370

Liquidation value of Amended Series D preferred stock at March 31, 2006 (at $22 per share)	$77,452

Accretion on Mandatorily Redeemable Preferred Stock

Accretion on mandatorily redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of the outstanding Series D and Series E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock. The following table sets forth the accretion on mandatorily redeemable preferred stock for the periods indicated:

	Three months ended March 31,
	2005	2006
	(in thousands)
Accrued dividends	$2,039	$1,900
Accretion of the redemption value and of the beneficial conversion feature	3,238	1,561

	$5,277	$3,461

Note 9 — Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2014. Rent expense for the three months ended March 31, 2006 totaled $0.7 million. Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending December 31
2006 (remaining nine months ending December 31, 2006)	$67	$2,250
2007	20	2,462
2008	—	2,316
2009	—	2,309
2010	—	2,290
2011 and beyond	—	6,472

Total minimum lease payments	87	$18,099

Less amount representing interest	5

Present value of capital lease obligations	$82

Other Contractual Obligations

The Company entered into other contractual obligations which total $3.0 million at March 31, 2006. These obligations are primarily associated with the future purchase of equipment and software, the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for the Company’s hosted operations. These obligations are expected to be completed over the next 2 years, including $3.0 million in 2006.

Relocation of San Francisco Offices

During the first quarter of 2005, the Company recorded a restructuring charge totaling $1.6 million, of which, $1.3 million is related to the relocation of our headquarters facility as discussed below and the balance related to consolidation of data centers and the elimination of certain employee positions.

On May 5, 2005, the Company entered into the Second Amendment to Lease with PPF Off 345 Spear Street, L.P., to amend the Lease dated as of November 16, 2001, as amended, under which the Company leased its headquarter facilities in San Francisco, California. Under the terms of the second amendment, the Company moved into new office space at 2 Harrison Street, 2nd Floor, San Francisco, California and vacated its facility at 350 The Embarcadero on June 29, 2005. The new office space into which the Company relocated is comprised of two suites consisting of approximately 22,881 square feet and will be leased for a term of five years, however; the Company has an early termination option whereby the Company can reduce the occupancy of the premises to one of the two suites after 18 months. In connection with the second amendment, the Company made a lease termination payment related to the facility at 350 the Embarcadero payment totaling approximately $1.3 million during the three months ended June 30, 2005; however, the annual rent, on a cash basis, for the Company’s new headquarter facility will decline from approximately $2.5 million per year to less than approximately $0.7 million per year on average over the term of the lease.

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

Action in the Superior Court of San Diego. In December 2003, the Company was named in a lawsuit filed by former shareholders of Remedy Corporation against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us, and various other unnamed defendants. The operative complaint alleges that the Company, as Peregrine’s customer, engaged in a fraudulent transaction with Peregrine that was not accounted for by Peregrine in conformity with generally accepted accounting principles (GAAP) and that this substantially inflated the value of Peregrine securities issued as consideration in Remedy’s merger with Peregrine approximately one year later in August 2001. The operative complaint alleges causes of action against Critical Path for fraud and deceit, violations of California Corporations Code provisions regarding aiding and abetting securities fraud, common law conspiracy to commit fraud, and common law aiding and abetting the commission of fraud. The complaint seeks an unspecified amount of compensatory and punitive damages, along with rescission of the Peregrine securities purchased in the Remedy merger, interest and attorneys fees. Effective as of January 2005, the Company entered into a settlement agreement providing that the claims against us would be dismissed immediately without prejudice. Thereafter, upon Critical Path’s satisfaction of certain conditions, the plaintiffs are obligated to dismiss the claims with prejudice. Such conditions consist principally of informal discovery such as, for example, providing access to employees and consultants who may have knowledge relevant to the plaintiff’s continuing case against the remaining defendants and providing documents which may be relevant to such case. The settlement involved no cash or other financial consideration. The Company had not recorded a liability against this claim as of March 31, 2006.

Action in the Superior Court of San Diego. In April 2006, the Company was added as a named defendant in a lawsuit previously filed by a former shareholder of Extricity, Inc. against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including Critical Path, and various other unnamed defendants. Although the Company was added as a defendant, the complaint does not specify what causes of action are being asserted against Critical Path nor does it contain any specific factual allegations against the Company. The complaint alleges against certain of the other named defendants that they, as Peregrine’s customers, engaged in fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Extricity’s merger with Peregrine. When, if ever, the complaint is amended to make specific factual allegations against the Company and assert specific causes of action, the Company will then be in a position to make a determination as to the merits of the lawsuit. Nevertheless, due to the similarity of this complaint with the complaint described above involving the Remedy shareholders, the Company expects such allegations and causes of action to be similar to the Remedy lawsuit. In such case, the Company believes the allegations to be without merit and intends to defend itself vigorously.

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed against Critical Path, and certain of the Company’s former officers and directors and underwriters connected with the Company’s initial public offering (IPO) of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased Critical Path common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s common stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. The Company has reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by the Company and no admission of liability. The settlement has been preliminarily approved by the Court. However, the settlement is subject to final approval by the Court which has not yet occurred. The Company had not recorded a liability against this claim as of March 31, 2006.

Cable & Wireless Liquidating Trust. In December 2005, the Company was named in a complaint for avoidance and recovery of preferential transfers filed by Cable & Wireless Liquidating Trust, or the Trust, in respect of the Trust’s claim that Cable & Wireless, USA, Inc. made a preferential payment to Critical Path of approximately $1.1 million within the 90-day preference period before Cable & Wireless filed for bankruptcy protection. The Company does not believe that it received any preferential payments from Cable & Wireless and intends to defend itself vigorously. The Company had not recorded a liability against this claim as of March 31, 2006.

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

Note 10 — Stock-Based Compensation

The Company adopted SFAS No. 123R (revised in 2004), Share-based payment, on January 1, 2006. SFAS 123R requires the measurement and recognition of compensation expense, using a fair-value based method, for all share-based awards made to the Company’s employees and directors, including grants of stock options, restricted stock and other stock-based plans. The Company recognizes the stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.

The Company has elected to follow the modified prospective transition method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and the Company’s prior period consolidated financial statements have not been restated to reflect the impact of SFAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which provided guidance on the adoption of SFAS 123R as it relates to certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Prior to January 1, 2006, the Company followed the intrinsic value method for stock-based awards to employees and directors in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, as allowed under SFAS No. 123, Accounting for Stock-based Compensation. Under the intrinsic value method, stock-based compensation expense was recognized in the Company’s Condensed Consolidated Statement of Operations for the fair value of restricted stock granted prior to January 1, 2006. However, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations for any period prior to the Company’s adoption of SFAS 123R on January 1, 2006, for stock options granted to employees and directors, when the exercise price of the stock options granted equaled the fair market value of the underlying stock at the date of grant.

Valuation of stock options granted

The Company utilized the Black-Scholes valuation model to estimate the fair value of stock options granted and stock-based compensation expense recognized in the first quarter of 2006, and as presented in the pro-forma disclosure below for the first quarter of 2005, as required under SFAS 123. The Company used the following weighted-average assumptions:

	Three months ended March 31,
	2005	2006
Risk free interest rate	4.1%	4.8%
Expected lives (in years)	4.0	6.25
Dividend yield	0.0%	0.0%
Expected volatility	133%	137%

The risk-free interest rate was derived from the U.S. treasury zero-coupon rate in effect at the end of the quarter in which the stock option was granted, utilizing the yield offered by an instrument with a maturity approximating the expected life of the option. The expected life assumption for 2006 option grants utilizes the “simplified method” provided under SAB 107, which allows companies with traditional service-based option grants to use an expected life assumption equal to the midpoint between the vesting period and contractual term of the options. The 2005 expected life assumption was based upon the weighted average period the stock options are expected to remain outstanding for stock options granted during the period. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected volatility assumption is based upon the historical volatility of our common stock.

Stock-based compensation expense

Under the provisions of SFAS 123R, the Company recorded in its unaudited condensed consolidated statement of operations for the three months ended March 31, 2006, approximately $2,000 of stock-based compensation associated with first quarter 2006 stock option grants. Because the Company accelerated the vesting of all outstanding options held by employees as of December 27, 2005, there was no remaining unamortized expense associated with any stock option awards as of the date of the Company’s adoption of SFAS 123R. The Company also recognized compensation expense associated with the vesting of restricted stock and restricted stock units in the amount of $301,000 and $142,000 in the three month periods ended March 31, 2005 and 2006, respectively. Also during the first quarter of 2005, the Company recognized $7,000 in stock-based compensation expense associated with the granting of stock options to a non-employee contractor.

The following table details stock-based compensation expense, related to all of the Company’s stock-based awards, on a functional basis as reported in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2005 and 2006.

	Three Months Ended March 31,
	2005	2006
Stock-based compensation expense reported in cost of net revenues:
Hosted messaging	$20	$5
Professional services	42	11
Maintenance and support	2	1

Total stock-based compensation expense reported in cost of net revenues	64	17

Stock-based compensation expense reported in operating expenses:
Sales and marketing	10	10
Research and development	18	11
General and administrative	216	106

Total stock-based compensation expense reported in operating expenses	244	127

Total stock-based compensation expenses	$308	$144

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006 was calculated based upon awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

The value of the portion of the stock award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods. Total stock-based compensation of stock options granted but not yet vested, as of March 31, 2006, was approximately $17,000, net of estimated forfeitures, which is expected to be recognized as expense over the future weighted average vesting period of 3.8 years.

The adoption of SFAS 123R did not have any impact upon the Company’s income tax expense or cash flows.

SFAS 123R requires the Company to present pro forma information for the comparative period prior year period as if the Company had accounted for all employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year period (dollars in thousands, except per-share data).

Three Months Ended March 31, 2005
Net loss as reported	$(12,646)
Add: employee stock compensation included in reported net loss	308
Less: employee stock compensation under SFAS No. 123	(1,403)

Pro forma net loss	$(13,741)

Net loss per basic and diluted share as reported	$(0.46)

Pro forma net loss per basic and diluted share	$(0.50)

Stock plan activity

Stock options

The Company grants stock options through its 1998 Stock Option Plan and the 1999 Nonstatutory Stock Option Plan, respectively (together, the “Option Plans” and each a “Plan”). The 1998 Plan grants options to purchase shares of common stock to employees, officers, directors and consultants, with an increase annually on January 1 of each year by an amount equal to 2% of the total number of shares of the Company’s Common Stock authorized for issuance at the end of the most recently concluded fiscal year. The 1999 Plan provides for the granting of options to purchase shares of common stock to non-executive officer employees or the initial employment grant for executive officers. The 1998 Plan is a shareholder approved plan and allows for options to be granted as either incentive stock options (ISOs) or nonqualified stock options (NSOs). Options granted under the 1999 Plan may only be nonqualified stock options (NSOs). ISOs may be granted only to Company employees, including officers and employee directors. NSOs may be granted to Company employees, non-employee directors and consultants.

Stock options granted generally expire ten years from the date of grant and vest over four years. The Company has no stock option awards with market or performance conditions.

The following table summarizes activity under all stock option plans for the three month period ended March 31, 2006 (in thousands, except for per share amounts):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2005	11,506	11,437	$11.49
Additional shares authorized	4,000	—
Options granted	(145)	145	0.23
Options exercised	—	(1)	0.08
Options forfeited	298	(298)	28.23

Balance at March 31, 2006	11,659	11,283	$10.91

Exercisable, March 31, 2006		11,152	$11.03

Based on the assumptions utilized in the Black-Scholes valuation model as discussed above, the weighted-average fair value of options granted under the stock option plans for the three months ended March 31, 2005 and 2006 was approximately $1.14 and $0.21, respectively.

The Company issues new shares of common stock upon exercise of stock options. During the three months ended March 31, 2005 and 2006, zero and 921 stock options were exercised, respectively. The stock options exercised during the three months ended March 31, 2006, had an insignificant aggregate intrinsic value. The aggregate intrinsic value represents the difference between the option exercise price and the closing stock price on the date of exercise for each option exercised during the period.

The aggregate intrinsic value of stock options outstanding at March 31, 2005 and 2006 was $211,000 and $15,000, respectively. The aggregate intrinsic value of vested stock options at March 31, 2005 and 2006 was $32,000 and $9,000, respectively. The aggregate intrinsic value, for purposes of this calculation, represents, on a pretax basis, the difference between the Company’s closing stock price as of the end of the first quarter of 2005 and 2006, respectively, and the option exercise price, multiplied by the number of options outstanding or exercisable. Stock options with exercise prices which are greater than the closing quarter end stock price are excluded from this calculation.

The following table summarizes information about stock options outstanding at March 31, 2006 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.19 - $ 0.60	1,768	8.81	$0.53	1,637	$0.56
$ 0.61 - $ 0.73	1,211	8.65	0.66	1,211	0.66
$ 0.74 - $ 1.44	570	8.09	1.17	570	1.17
$ 1.45 - $ 1.56	1,234	7.86	1.56	1,234	1.56
$ 1.57 - $ 2.11	2,127	7.51	1.95	2,127	1.95
$ 2.12 - $ 3.12	1,616	7.46	2.72	1,616	2.72
$ 3.13 - $ 4.36	1,224	5.44	3.81	1,224	3.81
$ 4.37 - $ 51.52	1,129	5.60	7.99	1,129	7.99
$ 51.53 - $ 100.00	6	3.68	80.96	6	80.96
$ 101.00 - $ 309.00	398	4.08	241.57	398	241.57

	11,283	7.36	$10.91	11,152	$11.03

As of March 31, 2005, there were 14,289,913 options outstanding and 7,775,994 options exercisable.

Restricted stock and other stock-based plans

The Company has granted shares of restricted stock and restricted stock units to certain key employees and executive officers through its 1998 Plan. In March and August 2004, the Company issued 707,368 and 680,823 shares of restricted stock, respectively, to Mark Ferrer, the Company’s Chief Executive Officer, in connection with Mr. Ferrer’s employment agreement. In November 2004, the Company issued 515,000 shares of restricted stock and 277,708 restricted stock units to Executive Officers and certain key employees of the Company. During 2005, the Company issued 130,000 shares of restricted stock and 20,000 restricted stock units to certain key employees. The Company did not issue any shares of restricted stock or restricted stock units during the three month period ended March 31, 2006.

The restricted stock gives employees certain ownership rights, including the right to vote on shareholder matters; whereas, restricted stock units do not convey any voting rights, but present the holder with the right to receive shares of Critical Path common stock as the underlying units vest. The restricted stock and restricted stock units vest 25 percent every 6 months over a term of 2 years, with any unvested shares/units forfeited if a recipient terminates their employment with the Company.

The following table reflects the activity associated with shares of unvested restricted stock and restricted stock units during the three months ended March 31, 2006 (in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at December 31, 2005	1,297	$1.07
Granted	—	—
Vested	(91)	1.31
Forfeited	(14)	0.68

Unvested restricted shares at March 31, 2006	1,192	$1.06

The fair value of restricted stock and restricted stock units which vested during the three month period ended March 31, 2006 totalled approximately $28,000.

As of March 31, 2006, there was approximately $0.4 million in total unrecognized compensation cost associated with the unvested shares of restricted stock and restricted stock units. The cost is expected to be recognized over the future weighted average vesting period of 0.9 years.

In January 2006, the Company terminated its Employee Stock Purchase Plan (ESPP). No purchases were made under the ESPP during the three months ended March 31, 2006 and there is no compensation expense to be recognized in accordance with SFAS 123R.

CRITICAL PATH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following disclosures contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” “proposed,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our ability to operate in the future, our ability to obtain funding, the adequacy of funds to meet anticipated operating needs, our future strategic, operational and financial plans, possible financing, strategic or business combination or divestiture transactions, anticipated or projected revenues, margins, expenses and operational growth, markets and potential customers for our products and services, the amount of compensation expense to be incurred or avoided in the future, the continued seasonality of our business, development and timing of release of new and upgraded products and service offerings, plans related to sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, our litigation strategy, use of future earnings, the features, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense reduction, the effect of the repayment of debt, our plans and ability to improve our internal control over financial reporting and our disclosure controls and procedures, our intent to restructure our foreign subsidiaries in order to repatriate cash located in accounts outside of the United States, the substance of the allegations and causes of action that may be made against us in the action filed in April 2006 in the Superior Court of San Diego, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, our management of expenses and restructuring activities, failure to obtain additional financing on favorable terms or at all, the effect of the conversion of our preferred stock, the liquidation preference of our preferred stock, the accrual of dividends for our preferred stock, risks associated with our internal controls over financial reporting and our ability to address any material weaknesses in our internal controls over financial reporting, difficulties of forecasting future results due to our evolving business strategy, failure to meet sales and revenue forecasts, the emerging nature of the market for our products and services, turnover within and integration of senior management, board of directors members and other key personnel, rate of growth of the messaging and directory infrastructure market, difficulties in our strategic plans to exit certain products and services offerings, the grant of a significant number of options to our employees, consultants and directors, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which we do business, risks associated with our international operations, inability to predict future trading prices of our common stock which have fluctuated significantly in the past, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Recent Events

On December 14, 2005, we entered into an Asset Purchase Agreement with Tucows.com Co. (Tucows) for the sale of a portion of our hosted messaging assets, including a portion of our hosted messaging customer base, assembled hosted messaging workforce and hosted messaging hardware (the “Hosted Assets”). On January 3, 2006, we completed the sale of our Hosted Assets to Tucows. Under the Agreement, Tucows also acquired a software license for Memova® Messaging and assumed certain contractual liabilities related to the Hosted Assets. Tucows has paid us $6.3 million in cash and will also pay up to an additional $1.8 million by October 31, 2006 if certain post-closing conditions are satisfied by such date.

Overview

We deliver software and services that enable the rapid deployment of highly scalable value-added solutions for messaging and identity management. Our messaging and identity management solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs. Our messaging solutions, which were available in 2005 and prior years both as licensed software and as hosted services, provided integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. In January 2006, we sold the assets related to our hosted messaging business to Tucows and do not intend to directly offer hosted messaging services, other than our news group services, in the future. Our identity management solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates, and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, suppliers, and customers.

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

We generate revenues from four primary sources:

Software license sales. Our Memova® Messaging applications are primarily sold as a perpetual license on a per-user basis, one for each person who might access the capabilities provided by the software. Revenue from our Memova® Anti-Abuse (anti-spam and anti-virus) application is generally recognized over a term of twelve months. Our Memova® Mobile applications, a newly released set of solutions, have recently been sold primarily as a perpetual license on a per-user basis, however, we also intend to license the Memova Mobile application on a subscription type basis. Our identity management software is usually sold as a perpetual license according to the number of data elements and different business systems being managed. These layered applications are usually licensed per user.

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

Hosted messaging services. For the hosted messaging services we offered prior to our sale of the Hosted Assets, customers paid initial setup fees and regular monthly, quarterly or annual subscriptions for the services they wanted to be able to access. In connection with the sale of the Hosted Assets to Tucows in January 2006, we sold our hosted email, calendar and reserve solutions and as a result hosted revenues going forward will only be comprised of our news group service.

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

Restructuring Initiatives

We have operated at a loss since our inception and as of March 31, 2006, we had an accumulated deficit of approximately $2.3 billion, which includes a $1.3 billion charge for impairment of goodwill and other long-lived assets that we recorded in fiscal year 2000. We have undertaken numerous restructuring initiatives in an effort to align our operating structure not only to the business and economic environments through which we have operated but also in response to our changing business in an effort to generate net income. Most recently for example:

•	During 2005, we recorded restructuring charges totaling $1.9 million, of which, $1.3 million was related to the relocation of our headquarters facility and the balance related to consolidation of data centers and the elimination of certain employee positions. On May 5, 2005, we entered into the Second Amendment to Lease with PPF Off 345 Spear Street, L.P., to amend the Lease dated as of November 16, 2001, as amended, under which we leased our headquarter facilities in San Francisco, California. Under the terms of the second amendment, we moved into new office space at 2 Harrison Street, 2nd Floor, San Francisco, California and vacated our facility at 350 The Embarcadero on June 29, 2005. The new office space into which we relocated is comprised of two suites consisting of approximately 22,881 square feet and will be leased for a term of five years, however; we have an early termination option whereby we can reduce the occupancy of the premises to one of the two suites after 18 months. In connection with the second amendment, we made a lease termination payment totaling approximately $1.3 million related to our former headquarter facility at 350 the Embarcadero during the three months ended June 30, 2005; however, the annual rent, on a cash basis, for our new headquarter facility declined from approximately $2.5 million per year to less than approximately $0.7 million per year on average over the term of the lease.

•	On December 14, 2005, we entered into an Asset Purchase Agreement with Tucows for the sale of our Hosted Assets. On January 3, 2006, we completed the sale of the Hosted Assets. Under the Agreement, Tucows also acquired a software license for our Memova product and assumed certain contractual liabilities related to the Hosted Assets. Tucows has paid us $6.3 million in cash and will also pay up to an additional $1.8 million to Critical Path by October 31, 2006 if certain post-closing conditions are satisfied by such date. As part of this sale, the U.S. based hosted employees will continue to work for Critical Path through the transition of sale, at which point they will be terminated. In connection with the sale of hosted assets we recorded a $0.3 million of restructuring charges during the three months ended December 31, 2005 comprised of employee severance benefits and facility closure costs.

•	During the three months ended March 31, 2006, in connection with the sale of the Hosted Assets we recorded an additional restructure charge of $0.3 million primarily related to employee severance benefits. We expect to record additional restructuring charges in connection with the sale of the Hosted Assets during the three months ending June 30, 2006 totaling approximately $0.1 million, comprised primarily of employee’s severance benefits.

•	During the three months ended March 31, 2006, we also recorded $0.6 million of restructuring charges related to the reorganization of our sales force.

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

Revenue recognition. Our revenues are derived from four primary sources: software license sales, professional services, maintenance and support services and hosted messaging services. Revenues are recognized once the related products or services have been delivered and collection of the associated fees is considered probable.

•	Software license revenues are generated from the sale of our messaging and identity management products as well as the resale of third-party software under perpetual and term licenses. Software license revenues are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software to the customer has occurred and the collection of a fixed or determinable license fee is considered probable. We generally recognize license revenue from the sale of perpetual licenses upfront after the preceding criteria have been met while we recognize license revenue from the sale of term licenses ratably over the term of such licenses. Our revenue recognition policies require that revenues recognized from software arrangements be allocated to each undelivered element of the arrangement based on the fair values of the elements, such as post contract customer support, installation, training or other services.

•	We also sell our license software products through resellers. Revenues from reseller agreements may include a nonrefundable, advance royalty which is payable upon the signing of the contract and license fees based on the contracted value of our products purchased by the reseller. Additionally, revenues from reseller agreements may include nonrefundable fees related to software license products and related services for an identified customer of the reseller. Guaranteed license fees from resellers, where no right of return exists, are recognized when persuasive evidence of an arrangement exists, delivery of the licensed software has occurred and the collection of a fixed or determinable license fee is considered probable. Non-guaranteed per-copy license fees from resellers are initially deferred and are recognized when they are reported as sold to end-users by the reseller.

•	Professional service revenues are generated from fees primarily related to training, installation and configuration services associated with implementing and maintaining our license software products for our customers. Professional service revenues are recognized in the period in which the services are performed.

•	Maintenance and support service revenues are generated from fees for post-contract customer support agreements associated primarily with our software license products. Maintenance services typically include rights to future update and upgrade product releases and dial-up phone services and the associated fees are typically paid up-front by the customer, deferred and recognized ratably over the term of the support contract, which is generally one year.

•	Hosted messaging revenues are generated from fees for hosting services we offer related to our news group service. These are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a monthly basis over the term of the contract normally beginning with the month in which service delivery starts.

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

Stock-based compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock compensation in net income. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations. In the three months ended March 31, 2006, stock-compensation expense of approximately $2,000 was recorded in the condensed consolidated statement of operations in connection with adoption of SFAS 123R. There was no cumulative effect of adoption.

Liquidity and Capital Resources

We have focused on capital financing initiatives in order to maintain current and planned operations. We have operated at a loss since inception and our history of losses from operations and cash flow deficits, in combination with our cash balances, raise concerns about our ability to fund our operations. In 2003 and 2004 we secured additional funds through several rounds of financing that involved the sale of senior secured convertible notes all of which converted into Series E preferred stock in 2004, in the third quarter of 2004 we completed a rights offering and in the fourth quarter of 2004 we secured and drew $11.0 million from an $18.0 million round of debt financing. In March 2005, we drew down the remaining $7.0 million from the $18.0 million round of debt financing. We are not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in

December 2007. In January 2006, we sold our Hosted Assets for $6.3 million. If we are unable to increase our revenues or if we are unable to reduce the amount of cash used by our operating activities during 2006, we may be required to undertake additional restructuring alternatives, or seek additional debt financing although our ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness.” We do not believe equity financing on terms reasonably acceptable to us is currently available. Additionally, our common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq National Market. Consequently, selling our common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. We believe our listing on the OTC Bulletin Board, or further declines in our stock price, may greatly impair our ability to raise additional capital, should it be necessary, through equity or debt financing.

The following table sets forth our net losses attributable to common shareholders and the cash used to support our operating activities for the recent periods indicated:

	Three months ended March 31,		Change
	2005	2006	$	%
	(in thousands)
Net loss attributable to common shareholders	$(12,646)	$(7,403)	$6,335	-50%
Net cash used in operating activities	(1,620)	(4,080)	(2,460)	152%

With our history of operating losses and cash used to support our operating activities, our primary sources of capital have come from both debt and equity financings that we have completed over the past several years and the sale the Hosted Assets in January 2006. Our principal sources of liquidity include our cash and cash equivalents. As of March 31, 2006, we had cash and cash equivalents available for operations totaling $19.1 million, of which $10.3 million was located in accounts outside the United States and which is not readily available for our domestic operations. However, we intend to pursue the investigation of restructuring our foreign subsidiaries which, if successful, may provide us easier access to the repatriation of a greater portion of the cash located in accounts outside the United States. Accordingly, our readily available cash resources in the United States as of March 31, 2006 was $8.7 million. As of March 31, 2006, we had cash collateralized letters of credit totaling approximately $0.2 million. This cash is recorded as restricted cash on our balance sheet and is not readily available for our operations.

Based on our recent financing activities, cash expected to be generated from operations, recent restructuring activities and the sale of the Hosted Assets in January 2006, we believe that we have sufficient cash to meet our cash operating requirements for the next 12 months as well as the on-going investments in capital equipment to support our research and development efforts. We have no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies. We continually evaluate potential acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize our cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. These alternatives could increase liquidity through the infusion of investment capital by third-party investors or decrease our liquidity as a result of our seeking to fund expansion into these markets. Such expansions might also cause an increase in capital expenditures and operating expenses. For the long-term, we believe future improvements in our operating activities will be necessary to provide the liquidity and capital resources sufficient to support our business. Additionally, as we approach the December 31, 2007 maturity of $18.0 million principal amount of our 13.9% Notes, we may be required to restructure our debt or seek additional financing to pay the 13.9% Notes upon maturity.

Cash and cash equivalents

The following table sets forth our cash and cash equivalents balances as of the dates indicated:

			Change
	December 31 2005	March 31 2006	$	%
	(in thousands)
Cash and cash equivalents	$18,707	$19,068	$361	2%

Total cash and cash equivalents increased primarily as a result of the cash provided by our investing activities in connection with the sale of the Hosted Assets partially offset by cash used to support our operating activities as set forth in the table below (in thousands):

Beginning balance at December 31, 2005	$18,707
Net cash used by operating activities	(4,080)
Net cash provided (used) by investing activities	4,251
Net cash provided by financing activities	—

Net decrease in cash and cash equivalents	171
Effect of exchange rates on cash and cash equivalents	190

Ending balance at March 31, 2006	$19,068

Net cash used by operating activities. Our operating activities used $4.1 million of cash during the three months ended March 31, 2006. This cash was used to support our net loss of $3.9 million which, when adjusted for non-cash items such as: depreciation and amortization of $0.7 million, a $0.1 million loss due to the decrease in the fair value of embedded derivative liabilities, amortization of stock-based expenses of $0.1 million, accretion of debt discount of $0.2 million and gain on the sale of the Hosted Assets of $2.0 million; totaled $4.8 million. Additionally, cash was used by our operating activities in connection with a $4.6 million increase in accounts receivable million however, this use of cash was partially offset by a $4.4 million increase in deferred revenue, primarily a result of maintenance and third-party software billings for which the related revenue will be recognized ratably over the related service period.

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

			Change
	December 31, 2005	March 31, 2006	$	%
	(dollars in thousands; DSOs in days)
Accounts receivable, net	$10,096	$14,962	4,866	48%
DSOs	60	123	63	105%

Accounts receivable balances and DSOs increased primarily due to longer payment terms in Europe which, while within the norms in such countries, increased first quarter DSOs, an increase in deferred revenue due to higher maintenance and third-party software billings and the timing of such billings later in the quarter as well as collections performance that was affected by the efforts in completing the sale of the Hosted Assets.

A number of non-cash items, such as: depreciation and amortization, stock-based expenses, deferred interest on debt and certain restructuring charges have been charged to expense and impacted our net results during the three months ended March 31, 2006. To the extent these non- cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows. Our operating cash flows will be impacted in the future based on our operating results, our ability to collect our accounts receivable on a timely basis, and the timing of payments to our vendors for accounts payable.

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

Net cash provided (used) by investing activities. Our investing activities provided $4.3 million of cash during the three months ended March 31, 2006 primarily as a result of cash proceeds from the sale of the Hosted Assets. The cash provided from the proceeds of the sale was partially offset by purchases of equipment primarily used to support our remaining hosted news group service infrastructure and research and development efforts. We believe we will be required to continue to make investments in capital equipment during 2006 and we expect to fund these purchases through the use of our available cash resources. We do not believe leasing arrangements on terms we find reasonably acceptable are currently available.

Ability to incur additional indebtedness

Subject to limited exceptions, we must seek the consent of our preferred shareholders and debt holders in order to incur any additional indebtedness.

Contractual Obligations and Commitments

The table below sets forth our significant cash obligations and commitments as of March 31, 2006.

		Nine months ending December 31, 2006	Fiscal year ending December 31,
	Total		2007	2008	2009	2010	Thereafter
	(in thousands)
Mandatorily redeemable preferred stock (a)	$162,514	$—	$—	$162,514	$—	$—	$—
13.9% Notes (b)	26,792	—	26,792	—	—	—	—
Operating lease obligations	18,099	2,250	2,462	2,316	2,309	2,290	6,472
Capital lease obligations	87	67	20	—	—	—	—
Other purchase obligations (c)	3,045	3,012	33	—	—	—	—

	$210,537	$5,329	$29,307	$164,830	$2,309	$2,290	$6,472

(a)	Includes dividends totaling $10.0 million (see also Note 8—Mandatorily Redeemable Preferred Stock in the Notes to Consolidated Financial Statements) due in 2008.
(b)	Includes interest totaling $8.8 million due in 2007.
(c)	Represents certain contractual obligations related to licensed software, maintenance contracts and network infrastructure storage costs.

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

The following table sets forth our results of operations for the periods indicated:

	Three months ended March 31,		Change
	2005	2006	$	%
	(in thousands, except per share amounts)
NET REVENUE
Software licensing	$4,445	$2,928	$(1,517)	-34%
Hosted messaging	5,211	1,222	(3,989)	-77%
Professional services	3,084	2,575	(509)	-17%
Maintenance and support	4,700	4,289	(411)	-9%

Total net revenue	17,440	11,014	(6,426)	-37%
COST OF NET REVENUE
Software licensing	1,208	1,306	98	8%
Hosted messaging	5,124	777	(4,367)	-85%
Professional services	2,404	1,976	(470)	-19%
Maintenance and support	1,550	1,294	(258)	-17%

Total cost of net revenue	10,350	5,353	(4,997)	-48%

GROSS PROFIT	7,090	5,661	(1,429)	-20%
OPERATING EXPENSES
Selling and marketing	4,647	3,490	(1,167)	-25%
Research and development	4,893	2,320	(2,591)	-53%
General and administrative	3,914	3,269	(861)	-21%
Restructuring expense	1,639	915	(724)	-44%
Gain on sale of assets	—	(1,971)	(1,971)	0%

Total operating expenses	15,337	8,023	(7,314)	-48%

OPERATING LOSS	(8,247)	(2,362)	5,885	-71%
Other income (expense), net	1,846	(459)	(2,305)	-125%
Interest income (expense), net	(660)	(853)	(193)	29%

Loss before provision for income taxes	(7,061)	(3,674)	3,427	-47%
Provision for income taxes	(308)	(268)	40	-13%

NET LOSS	(7,369)	(3,942)	3,427	-47%
Accretion on mandatorily redeemable preferred stock	(5,277)	(3,461)	1,816	-13%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(12,646)	$(7,403)	$5,243	-41%

Basic and diluted net loss per share attributable to common shareholders	$(0.46)	$(0.20)

Weighted average shares - basic and diluted	27,256	36,133

NET REVENUE

Total net revenues decreased in each of our four primary areas of revenues as follows:

•	Software licensing. Software license revenues decreased primarily due to decreased licensing of our messaging and identity management platforms (each marketed as components of Memova Messaging) as a result of a large transaction for identity management in the three months ended March 31 2005 with no similar transaction in the three months ended March 31, 2006 and a decrease in the number of license transactions closed during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This decrease was partially offset by revenue from our new Memova Mobile application, which was introduced during the three months ended March 31, 2005 and had no related sales in such quarter and increased revenue recognized from Memova Anti-Abuse as a result of sales made during 2005 and the three months ended March 31, 2006 (revenue from the sale of our Memova Anti-Abuse product is recognized ratably over a twelve month period and was introduced during the three months ended March 31, 2005).

•	Hosted messaging. Hosted messaging revenues decreased primarily due to the sale of our Hosted Assets in January 2006. The revenue reported as hosted messaging revenue during the three months ended March 31, 2006 is related to our hosted newsgroup service, Supernews, which we retained. We expect revenues from our Supernews service will remain approximately $1.2 million per quarter during the remainder of 2006.

•	Professional services. Professional services revenues decreased primarily as a result of decreased revenues from one large engagement with a customer in Sweden.

•	Maintenance and support. Maintenance and support revenues decreased primarily due to of the expiration of maintenance contracts in Europe that were not renewed and maintenance contracts that renewed at lower rates.

We expect our total revenues to decrease in 2006 from 2005 primarily as a result of the sale of the Hosted Assets and the related revenue.

The following table sets forth our total revenues by region for the periods indicated:

	Three months ended March 31,				Change
	2005		2006		$	%
	(in thousands)
North America	$4,080	23%	$2,490	23%	$(1,590)	-39%

Europe	12,608	72%	8,322	75%	(4,286)	-34%
Latin America	253	1%	74	1%	(179)	-71%
Asia Pacific	499	3%	128	1%	(371)	-74%

Subtotal International	13,360	77%	8,524	77%	(4,836)	-36%

	$17,440	100%	$11,014	100%	$(6,426)	-37%

North American revenues decreased primarily due to the sale of the Hosted Assets because the majority of our hosted messaging customers were located in North America. International revenues decreased in total but increased as a proportion of total primarily due to decreased licensing of our messaging and identity management platforms, decreased professional services revenue as a result of decreased revenues from the repeat delivery of previously developed professional service solutions, decreased maintenance revenues primarily due to of the expiration of maintenance contracts in Europe that were renewed at lower rates and maintenance contracts that were not renewed as well as the sale of the Hosted Assets.

COST OF NET REVENUES AND GROSS MARGIN

Cost of net revenue decreased primarily as a result of decreased cost related to our hosted messaging, professional services and our maintenance and support services partially offset by a slight increase from costs related to our software licensing.

•	Software licensing. Software license cost of revenues consists primarily of third-party royalty costs. Software license cost of revenues increased slightly primarily due to third-party royalty costs incurred in connection with the license of our Memova Mobile product.

•	Hosted messaging. Hosted messaging cost of revenues consists primarily of costs incurred in the delivery and support of news group services, including employee related costs, depreciation expenses, Internet co-location and connection fees, hardware maintenance costs as well as other direct and allocated costs. Hosted messaging costs decreased primarily due to the sale of the Hosted Assets.

•	Professional services. Professional services cost of revenues consists primarily of employee related and third party contractor costs providing installation, migration, training services and custom engineering for our licensed solutions as well as other direct and allocated indirect costs. Professional services costs decreased primarily due to a decrease in employee related costs and a decrease in the use of third-party contractors.

•	Maintenance and support. Maintenance and support cost of revenues consists primarily of employee related and third party contractor costs related to the customer support functions for our licensed solutions as well as other direct and allocated indirect costs. Maintenance and support costs decreased during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 primarily due to decreased employee related costs.

Our total gross margin, which is gross profit divided by total net revenue, increased to 51% for the three months ended March 31, 2006 from 41% for the three months ended March 31, 2005 primarily due to the increase in hosted messaging, professional services and maintenance and support gross margins as a result of the cost decreases discussed above. This increase was partially offset by decreased margins from our software licenses.

OPERATING EXPENSES

Total operating expenses decreased primarily due to reduced selling and marketing costs, research and development costs, general and administrative expense, restructuring costs and the gain on the sale of our Hosted Assets.

•	Sales and marketing. Sales and marketing expense consists primarily of employee costs, including commissions, as well as travel and entertainment, third party contractor costs, advertising, public relations, other marketing related costs as well as other direct and allocated costs. Sales and marketing expenses decreased primarily as a result of a $0.8 million decrease in employee-related costs, including commissions, as we restructured our sales and marketing staff which decreased by 6 employees from an average of 54 employees in the three months ended March 31, 2005 to an average of 48 employees in the three months ended March 31, 2006 as well as a $0.3 million decrease in facility related costs.

•	Research and development. Research and development expense consists primarily of employee related costs, depreciation and amortization of capital equipment associated with research and development activities, facility related costs, third-party contractor costs as well as other direct and allocated costs. Research and development expenses decreased primarily as a result of the reduction of employee costs, third party contractors and facility costs in connection with the sale of the Hosted Assets and a $1.6 million decrease in depreciation expense. Employee related costs decreased $0.7 million, the cost of utilizing third party contractors decreased $0.2 million and certain facility costs decreased $0.3 million. Depreciation expenses decreased primarily as a result of the acceleration of depreciation on certain assets we recorded during the three months ended March 31, 2005 related to a messaging provisioning platform after it was determined the assets would be taken out of service before the end of their originally estimated useful life. There was no similar acceleration of depreciation during the three months ended March 31, 2006. Our research and development staff decreased by 23 employees, 13 of which were related to development of the Hosted Assets, from an average of 94 employees in the three months ended March 31, 2005 to an average of 71 employees in the three months ended March 31, 2006. We currently expect that our research and development staff will increase during the three months ended June 30, 2006 as we hire engineering resources to develop our new product offerings.

•	General and administrative. General and administrative expense consists primarily of employee-related costs, fees for outside professional services, insurance and other direct and allocated indirect costs. General and administrative expenses decreased primarily due to a $0.9 million decrease in accounting costs primarily as a result of compliance costs incurred in connection with the our initial efforts to comply with the attestation requirements of Section 404 of the Sarbanes-Oxley Act during the three months ended March 31, 2005. This decrease was partially offset by a $0.1 million increase in both our employee related costs and bad debt expense.

In December 2005, we suspended our on-going testing efforts after the SEC adopted certain rules that no longer require us to comply with Section 404 for the fiscal years ended December 31, 2005 and 2006; however, we intend to continue our efforts to remediate the material weaknesses identified in connection with our initial 2004 implementation and compliance efforts with Section 404. As a result of our on-going remediation of material weaknesses and significant deficiencies resulting from our initial compliance efforts, we expect that general and administrative expenses may increase in future periods.

•	Restructuring expense. Restructuring expenses consist primarily of employee severance costs as well as facility and operations consolidation and lease termination costs incurred primarily as a result of our restructuring actions. The following table provides additional information with respect to the types of restructuring charges included in our operating expenses for the periods indicated:

	Three months ended March 31,		Change
	2005	2006	$	%
	(in thousands)
Employee severance benefits	$247	$855	$608	246%
Facility and operations consolidations	1,340	60	(1,280)	-96%
Non-core product divestitures	52	—	(52)	-100%

	$1,639	$915	$(724)	-44%

During the three months ended March 31, 2006, we recorded restructuring expenses totaling $0.9 million primarily related to severance benefits paid to employees terminated in connection with the sale of the Hosted Assets as well as employees terminated in connection with the reorganization of our sales force. At March 31, 2006, we carried a remaining restructuring liability of $0.4 million, the majority of which is expected to be utilized by December 31, 2006. We expect to record additional restructuring charges in connection with the sale of the Hosted Assets during the three months ending June 30, 2006 totaling approximately $0.1 million, comprised primarily of employee’s severance benefits.

•	Gain on the Sale of Hosted Assets. On December 14, 2005, we entered into an Asset Purchase Agreement with Tucows for the sale of our Hosted Assets. On January 3, 2006, we completed the sale of our Hosted Assets. Under the Agreement, Tucows also acquired a software license for Memova Messaging and assumed certain contractual liabilities related to the Hosted Assets. Tucows has paid Critical Path $6.3 million in cash of which, $0.8 million has been allocated to deferred revenue for future maintenance and support services to be provided by us in connection with the Memova license provided to Tucows under the Asset Purchase Agreement. Tucows will also pay up to an additional $1.8 million by October 31, 2006 if certain post-closing conditions are satisfied by such date.

During the three months ended March 31, 2006, we recorded a gain of approximately $1.9 million associated with the sale of the Hosted Assets. The gain was calculated as follows:

Net proceeds from sale of the Hosted Assets	$5,500
Less: Net assets sold	(2,492)
Transaction costs	(843)
Transition services costs	(194)

Gain on sale of the Hosted Assets	$1,971

Our operating expenses have decreased primarily due to our restructuring activities and efforts to control our costs. We expect that our operating expenses will decline in the remaining nine months of 2006 primarily as a result of the restructuring activities undertaken in 2005.

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

	Three months ended March 31,		Change
	2005	2006	$	%
	(in thousands)
Foreign exchange gain (loss)	$47	$(286)	$(333)	-709%
Gain (loss) from changes in the fair value of derivative instruments	1,666	(120)	(1,786)	-107%
Other	133	(53)	(186)	-140%

	$1,846	$(459)	$(2,305)	-125%

Foreign exchange gain (loss) will change primarily based upon fluctuations in the foreign currency rates between the U.S. dollar and the Euro. During the three months ended March 31, 2006, the Euro strengthened against the dollar which generated a loss from foreign currency transactions associated with our international operations.

INTEREST INCOME (EXPENSE)

Interest income consists primarily of interest earnings on cash, cash equivalents and short-term investments. Interest expense consists primarily of the interest expense and amortization of issuance costs related to the 13.9% Notes issued in December 2004 and March 2005 and interest on certain capital leases and other long-term obligations. The following table sets forth the components of interest income (expense) for the periods indicated:

	Three months ended March 31,		Change
	2005	2006	$	%
	(in thousands)
Interest Income	$138	$135	$(3)	-2%
5 3/4% Notes	(80)	—	80	-100%
13.9% Notes	(575)	(697)	(122)	21%
Amortization of debt issuance costs	(9)	(256)	(247)	2744%
Line of credit facility	(90)	(1)	89	-99%
Capital leases and other long-term obligations	(44)	(34)	10	-23%

	$(660)	$(853)	$(193)	29%

Interest expense, net, increased primarily as a result of the interest and amortization of debt issuance costs related to the 13.9% Notes.

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

ACCRUED DIVIDENDS AND ACCRETION ON MANDATORILY REDEEMABLE PREFERRED STOCK

Accretion on mandatorily redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of our outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock (see Note 8 – Mandatorily Redeemable Preferred Stock). The following table sets forth the components of the accretion on mandatorily redeemable preferred stock for the periods indicated.

	Three months ended March 31,		Change
	2005	2006	$	%
	(in thousands)
Accrued dividends	$2,039	$1,900	$(139)	-7%
Accretion to redemption value and beneficial conversion feature	3,238	1,561	(1,677)	-52%

	$5,277	$3,461	$(1,816)	-34%

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents the hypothetical changes in fair value in the 13.9% Notes at March 31, 2006. The value of the instrument is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (bps), 100 bps and 150 bps over a twelve-month time horizon. The base value represents the estimated traded fair market value of the notes.

	Valuation of borrowing given an interest rate decrease of X basis points			No change in interest rate	Valuation of borrowing given an interest rate increase of X basis points
	150 bps	100 bps	50 bps		50 bps	100 bps	150 bps
	(in thousands)
13.9% Notes	$8,993	$8,978	$8,964	$8,950	$8,936	$8,922	$8,908

As of March 31, 2006, we had cash and cash equivalents of $19.1 million and no investments in marketable securities and our long-term obligations consisted of our $18.0 million three year, 13.9% Notes due December 2007 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty; however, our exposure to foreign currency exchange rate risk is primarily associated with fluctuations in the Euro. We realized a net loss on foreign exchange of $0.3 million during the three months ended March 31, 2006. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

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

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting as of December 31, 2004, have not yet been remediated, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of March 31, 2006. Notwithstanding the material weaknesses described above, management believes the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The certifications of our Chief Executive Officer and our Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Action in the Superior Court of San Diego. In April 2006, we were added as a named defendant in a lawsuit previously filed by a former shareholder of Extricity, Inc. against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us, and various other unnamed defendants. Although we were added as a defendant, the complaint does not specify what causes of action are being asserted nor does it contain any specific factual allegations against us. The complaint alleges against certain of the other named defendants that they, as Peregrine’s customers, engaged in fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with generally accepted accounting principles (GAAP) and that this substantially inflated the value of Peregrine securities issued as consideration in Extricity’s merger with Peregrine. When, if ever, the complaint is amended to assert specific causes of action against us, we will then be in a position to make a determination as to the merits of the lawsuit. Nevertheless, due to the similarity of this complaint with the previously settled lawsuit brought by the former Remedy Corporation shareholders, we expect such causes of action to be similar as well. In such case, we believe the allegations to be without merit and intend to defend ourselves vigorously.

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

We may need to raise additional capital, initiate other operational strategies and/or revise our existing debt obligations to continue our operations.

If we are unable to increase our revenues or if we are unable to reduce the amount of cash used by our operating activities or if we’re unable to generate positive cash flow from our operating activities, we may be required to raise additional funds or undertake additional restructuring initiatives. Additionally, as we approach the December 31, 2007 maturity of $18.0 million principal amount of our 13.9% Notes we may be required to restructure our debt or seek additional financing to pay the 13.9% Notes upon maturity. If we are required to raise additional funds, such financing may not be available in sufficient amounts or on terms acceptable to us. Furthermore, we would need to obtain consent from holders of two-thirds in principal amount of our outstanding 13.9% Notes in order to incur certain types of indebtedness. Additionally, we face a number of challenges in operating our business, including our ability to overcome viability concerns held by our prospective customers given our recent capital needs and the amount of resources necessary to maintain worldwide operations. The delisting of our common stock from the Nasdaq National Market and concerns about our long-term viability may impair our ability to raise additional capital and may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations. As a result, current and future customers may determine not to do business with us, which would cause our revenues to decline.

Certain of our cash resources are not readily available for our operations.

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in a given European subsidiary for any reason other than the operation of that subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from that subsidiary to any other foreign or domestic account. At March 31, 2006, approximately $10.3 million was held outside of the United States. Our inability to utilize this cash could slow our ability to grow and operate our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline. In addition, approximately $0.2 million of our cash is restricted, primarily to support our letters of credit related to certain facility leases and is therefore unavailable for our operating activities.

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

After any necessary payments have been made to the holders of $18.0 million in principal amount of our 13.9% Notes, in the event of liquidation, dissolution, winding up or change of control of Critical Path, the holders of Series E preferred stock would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such shares before any proceeds from the liquidation, dissolution or winding up is paid with respect to any other Series or class of our capital stock. Accordingly, at March 31, 2006, the approximately 48.8 million shares of Series E preferred stock outstanding had an aggregate liquidation preference of approximately $80.5 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of Series D preferred stock would be entitled to receive the greater of $13.75 per share of Series D preferred stock plus all accrued dividends on such shares (which, as of March 31, 2006, would result in an aggregate liquidation preference of approximately $64.8 million) or $22 per share (which currently would equal a liquidation preference of $77.5 million) before any proceeds from the liquidation, dissolution, winding up or change in control is paid to holders of our common stock. The combined liquidation preference of our Series D and Series E Preferred Stock is $158.0 million. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the holders of the $18.0 million in principal amount of our 13.9% Notes have been repaid and the liquidation preferences of our Series E preferred stock and our Series D preferred stock are paid in full. Consequently, although we would likely be required under applicable law to obtain the separate class approval of the holders of our common stock for a change of control or the sale of all or substantially all of the shares of Critical Path, it is possible that such a transaction could result in all or substantially all of the proceeds of such transaction being distributed to the holders of our 13.9% Notes, Series E preferred stock and Series D preferred stock.

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

Our preferred stock can be converted into common stock at anytime in the discretion of the holder of preferred stock. For example, during the three months ended September 30, 2005, at the request of certain holders of our Series E preferred stock, we converted approximately 2.1 million shares of Series E preferred stock into approximately 2.2 million shares of common stock. As of March 31, 2006, there were approximately 3.5 million shares of Series D preferred stock outstanding, which were convertible into approximately 43.2 million shares of common stock. In addition, we have approximately 48.8 million shares of Series E preferred stock outstanding, which are convertible as of March 31, 2006, at the option of the holders, into approximately 53.6 million shares of common stock. We also have outstanding warrants to purchase 0.4 million shares of Series F preferred stock which, if exercised, would initially be convertible into approximately 3.9 million shares of common stock. Any conversion of our preferred stock into common stock would increase the number of additional shares of common stock that may be sold into the market, which could substantially decrease the price of our common stock.

As the preferred stock accrues dividends, the number of shares of common stock issuable upon conversion will increase, which may increase the dilution to our holders of common stock and further decrease the price of our common stock.

Currently, shares of Series D preferred stock and shares of Series E preferred stock accrue dividends at a rate of 5 3/4% per year. If the maximum amount of dividends accrue on the outstanding shares of Series D preferred stock and Series E preferred stock prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 11.5 million shares to approximately 108.3 million shares of common stock.

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

We plan to make significant changes in our internal control over financial reporting and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. In addition, the effectiveness of our remediation efforts and of our internal controls is subject to limitations, including the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, our remediation efforts to improve our internal control over financial reporting may not prevent all improper acts or ensure that all material information will be made known to management in a timely fashion. In addition, because substantial additional costs may be necessary to implement these remedial measures, our limited resources may cause a further delay in the remediation of all of our material weaknesses. The failure or circumvention of our controls, policies and procedures or of our remediation efforts could have a material adverse effect on our business, results of operations and financial condition.

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

In addition to the factors set forth above, our GAAP financial results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the three months ended March 31, 2006, we incurred stock-based compensation expense of approximately $0.1 million primarily relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

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

In the past, due to the underperformance of some of our business operations, we have elected to divest or discontinue certain of these business operations through termination, sale or other disposition. For example, in January 2006, we sold substantially all of the assets relating to our hosted messaging business which contributed to a decline in our revenues for the three month period ending March 31, 2006 as compared to the previous three month period ending December 31, 2005. Furthermore, we may choose to divest certain business operations based on our management’s perception of their future growth, even if such operations have been profitable historically. Decisions to eliminate or limit certain business operations have involved in the past, and could in the future involve, the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.

A limited number of customers and markets account for a high and increasing percentage of our revenues and if we lose a major customer, are unable to attract new customers, or the markets which we serve suffer financial difficulties, our revenues could decline.

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the three months ended March 31, 2006, our top ten customers accounted for approximately 44% of our total revenues and for the years ended December 31, 2003, 2004 and 2005, our top 10 customers accounted for approximately 27%, 34% and 35%, respectively, of our total revenues. During the three months ended March 31, 2006, we did not have any customers which accounted for 10% of our total revenue. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

The telecommunications industry during the three months ended March 31, 2006, accounted for approximately 90% of the revenues from our top ten customers whereas for the fiscal years ended December 31, 2003, 2004 and 2005 it accounted for approximately 52%, 57% and 32%, respectively, of the revenues from our top ten customers. If the relative financial performance of our customers deteriorates, it will impact our sales cycles and our ability to attract new business. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer would reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

If we are unable to successfully compete in our product market, our ability to retain our customers and attract new customers could decline as would our revenues.

Competition for the products we provide and services we offer is intense. The primary competitors of our messaging solutions include OpenWave Systems Inc., Sun Microsystems’ Sun ONE software division (formerly iPlanet), Microsoft Corporation, Comverse, Inc., Mirapoint Inc., Symantec, Inc. and IronPort Systems, Inc., as well as with a variety of smaller product suppliers. In the market for mobile email services, we primarily compete with small local technology providers and in some market geographics, Seven Networks, Inc., O3sis IT AG and Oz Communications, Inc. In the identity management market, we compete primarily with Sun Microsystems’ Sun ONE software division (formerly iPlanet), IBM Corporation, Microsoft Corporation, Novell Corporation, Siemens Corporation and Computer Associates, as well as various small identity management application vendors. If our existing customers and other consumers prefer the products and services offered by our competitors over ours, our revenues will decline.

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

The messaging industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually develop or introduce and improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to develop new functionality, technology and services, that address the increasingly sophisticated and varied needs of prospective customers. If we do not properly identify the feature preferences of prospective customers, or if we fail to deliver email features that meet the standards of these customers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

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

In 2002, we incurred a number of restructuring charges related to the resizing of our business. These efforts included additional facilities and equipment lease terminations, continuing expense management and headcount reductions. In 2003, we continued to restructure our operations, including consolidating some office locations and reducing our global workforce by approximately 175 positions, or approximately 30% of the workforce. In 2004, we expanded our restructuring activities by the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the elimination of approximately 20% of employee positions and reduced use of third party contractors. In 2005, we restructured the lease for, and relocated, our headquarter facilities. In January 2006, we completed the sale of the assets related to our hosted messaging services. We expect to continue to make determinations about the strategic future of our business and operations, and our ability to execute on such plans effectively could affect our future operations. A failure to execute successfully on such plans and to plan appropriately could cause our expenses to continue to outpace our revenues and our financial condition to significantly decline.

The debt and significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors may limit the ability of our other shareholders to influence significant corporate decisions which could delay or prevent a change of control or depress our stock price.

As of March 31, 2006, the General Atlantic Investors beneficially own approximately 29.3% of our outstanding securities (which represents approximately 18.1% of the voting power) and the Cheung Kong Investors beneficially own approximately 20.6% of our outstanding securities (which represents approximately 19.4% of the voting power). As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, may have the ability, as shareholders acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could delay or prevent a change in control or depress our stock price.

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

We derived 77% of our revenues from international sales during the three months ended March 31, 2006 and 63%, 70% and 74% of our revenues from international sales in the years ended December 31, 2003, 2004 and 2005, respectively. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the first quarter of 2006, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $0.15 on January 20, 2006 to $0.38 for several days at the end of February 2006. Our stock price may further decline or fluctuate in response to any number of factors and events, such as a reduction in the liquidity of our common stock as a result of moving from the Nasdaq National Market to the OTC Bulletin Board, announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, regardless of our operating performance or other factors.

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

Date: May 16, 2006

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