Form 10-Q
period 2006-06-30
CRITICAL PATH INC
filed 2006-08-14
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2006

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

As of July 31, 2006, the Company had outstanding 37,602,243 shares of common stock, $0.001 par value per share (including 40,521 shares of Class A Non-Voting preference shares of our Nova Scotia subsidiary Critical Path Messaging Co. which can be exchanged at any time for our common stock upon the election of the holder).

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005 (a)	June 30, 2006
	(in thousands; unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,707	$20,054
Accounts receivable, net	10,096	14,545
Current assets held for sale	2,782	—
Prepaid and other current assets	2,411	2,094

Total current assets	33,996	36,693
Property and equipment, net	2,625	2,784
Goodwill	7,047	7,313
Restricted cash	277	212
Other assets	1,479	693

Total assets	$45,424	$47,695

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,726	$4,616
Accrued liabilities	19,727	19,548
Deferred revenue	6,574	11,483
Capital lease and other obligations, current	106	62
Current liabilities held for sale	219	—

Total current liabilities	29,352	35,709
Deferred revenue, long-term	710	640
Notes payable, long-term	18,493	20,374
Capital lease and other obligations, long-term	50	—
Embedded derivative liability	1,534	1,020

Total liabilities	50,139	57,743

Mandatorily redeemable preferred stock	120,293	127,260

Commitments and contingencies (see Note 9)

Shareholders’ deficit
Common stock and additional paid-in-capital, par value $0.001; shares authorized: 200,000; shares issued and outstanding 37,499 and 37,616, respectively	2,177,177	2,170,103
Common stock warrants	5,947	5,947
Unearned compensation	(537)	—
Accumulated deficit	(2,304,377)	(2,310,961)
Accumulated other comprehensive loss	(3,218)	(2,397)

Total shareholders’ deficit	(125,008)	(137,308)

Total liabilities, mandatorily redeemable preferred stock and shareholders’ deficit	$45,424	$47,695

(a)	The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except per share amounts; unaudited)
Net revenues
Software licensing	$4,771	$3,481	$9,216	$6,409
Hosted messaging	3,528	1,167	8,739	2,389
Professional services	3,727	2,828	6,811	5,403
Maintenance and support	5,083	4,548	9,783	8,837

Total net revenues	17,109	12,024	34,549	23,038
Cost of net revenues
Software licensing	1,035	1,060	2,243	2,366
Hosted messaging	3,780	758	8,924	1,535
Professional services	2,346	2,220	4,793	4,196
Maintenance and support	1,551	1,224	3,102	2,518

Total cost of net revenues	8,712	5,262	19,062	10,615

Gross profit	8,397	6,762	15,487	12,423

Operating expenses
Selling and marketing	3,956	3,326	8,612	6,816
Research and development	3,656	2,525	8,567	4,845
General and administrative	3,526	3,019	7,657	6,288
Restructuring expense	168	126	1,807	1,041
Gain on sale of assets	—	—	—	(1,971)

Total operating expenses	11,306	8,996	26,643	17,019

Operating loss	(2,909)	(2,234)	(11,156)	(4,596)

Other income, net	2,395	537	4,241	78
Interest expense, net	(907)	(900)	(1,567)	(1,753)

Loss before provision for income taxes	(1,421)	(2,597)	(8,482)	(6,271)

Provision for income taxes	(116)	(45)	(424)	(313)

Net loss	(1,537)	(2,642)	(8,906)	(6,584)

Accretion on mandatorily redeemable preferred stock	(6,516)	(3,505)	(11,793)	(6,967)

Net loss attributable to common shareholders	$(8,053)	$(6,147)	$(20,699)	$(13,551)

Basic and diluted net loss per share attributable to common shareholders	$(0.27)	$(0.17)	$(0.73)	$(0.37)

Shares used in the basic and diluted per share calculations	29,369	36,267	28,361	36,183

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2005	2006
	(in thousands; unaudited)
Cash flows from operating activities:
Net loss	$(8,906)	$(6,584)
Provision for allowance for doubtful accounts	21	115
Depreciation	4,667	857
Stock-based expense	563	434
Change in fair value of embedded derivative liabilities	(2,924)	(514)
Amortization	708	452
Loss on fixed asset disposals	—	17
Gain on sale of certain Hosted Assets	—	(1,971)
Restructuring charges, non-cash	1,453	—
Changes in assets and liabilities:
Accounts receivable	(2,047)	(2,910)
Other assets	(473)	1,379
Accounts payable	983	1,361
Accrued liabilities	(4,642)	180
Deferred revenue	2,610	3,861

Net cash used in operating activities	(7,987)	(3,323)

Cash flows from investing activities
Proceeds from sale of certain Hosted Assets	—	4,463
Restricted cash	2,500	66
Purchases of property and equipment	(697)	(553)

Net cash provided by investing activities	1,803	3,976
Cash flows from financing activities
Proceeds from the issuance of convertible notes, net	7,000	—
Repayment of convertible notes	(5,565)	—
Principal payments on note and lease obligations	(685)	(24)

Net cash provided by (used in) financing activities	750	(24)

Net change in cash and cash equivalents	(5,434)	629
Effect of exchange rates on cash and cash equivalents	(948)	718
Cash and cash equivalents, beginning of period	23,239	18,707

Cash and cash equivalents, end of period	$16,857	$20,054

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(In thousands; unaudited)

			Shareholders’ deficit
	Mandatorily redeemable Preferred stock		Common stock and additional paid in capital	Common stock warrants	Unearned compensation	Accumulated deficit and other comprehensive loss	Total
	Amended Series D	Series E
Balance at December 31, 2005	$56,907	$63,386	$2,177,177	$5,947	$(537)	$(2,307,595)	$(125,008)
Accretion of dividend on mandatorily redeemable preferred stock	1,694	2,106	(3,800)				(3,800)
Accretion to redemption value for mandatorily redeemable preferred stock	1,241	1,926	(3,167)				(3,167)
Employee Stock Purchase Plan			(4)				(4)
Stock-based compensation associated with stock option grants			13				13
Stock-based compensation associated with June, 2006 stock option exchange			168				168
Stock-based compensation associated with restricted stock grants			253				253
Reclassification of unamortized unearned restricted stock compensation pursuant to adoption of SFAS 123R			(537)		537
Foreign currency translation adjustments						821	821
Net loss						(6,584)	(6,584)

Balance at June 30, 2006	$59,842	$67,418	$2,170,103	$5,947	$—	$(2,313,358)	$(137,308)

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

These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, that in the Company’s opinion are necessary for a fair statement of its consolidated financial position, the results of operations, cash flows and shareholders’ deficit for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 included in the 2005 Form 10-K. The condensed consolidated statement of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for any subsequent periods or for the entire fiscal year ending December 31, 2006.

Liquidity and Capital Resources

The Company has focused on capital financing initiatives in order to maintain current and planned operations. The Company has operated at a loss since inception and its history of losses from operations and cash flow deficits, in combination with its cash balances, raise concerns about the Company’s ability to fund operations. In 2003 and 2004 the Company secured additional funds through several rounds of financing that involved the sale of senior secured convertible notes all of which converted into Series E preferred stock in 2004. In the third quarter of 2004 the Company completed a rights offering and in the fourth quarter of 2004, secured and drew $11.0 million from an $18.0 million round of debt financing. In March 2005, the Company drew down the remaining $7.0 million from the $18.0 million round of debt financing. The Company is not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in December 2007. In January 2006, the Company sold its Hosted Assets for $6.3 million (see Note 2—Sale of Hosted Assets below). If the Company is unable to increase its revenues or if the Company is unable to reduce the amount of cash used by its operating activities during 2006, the Company may be required to undertake additional restructuring alternatives, or seek additional debt financing. However, the Company’s ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness.”

The Company does not believe equity financing on terms reasonably acceptable are currently available. Additionally, the Company’s common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq Global Market. Consequently, selling the Company’s common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of the Company may be limited. The Company believes its listing on the OTC Bulletin Board, or further declines in its stock price, may greatly impair the Company’s ability to raise additional capital, should it be necessary, through equity or debt financing.

With the Company’s history of operating losses and cash used to support its operating activities, the Company’s primary sources of capital have come from both debt and equity financings that it has completed over the past several years and the sale of the Hosted Assets in January 2006. The Company’s principal sources of liquidity include its cash and cash equivalents. As of June 30, 2006, the Company had cash and cash equivalents available for operations totaling $20.1 million, of which $14.1 million was located in accounts outside the United States and which is not readily available for domestic operations. The Company is considering making changes to its foreign subsidiaries to provide easier access to its foreign cash. Accordingly, the Company’s readily available cash resources in the United States as of June 30, 2006 was $6.0 million. As of June 30, 2006, the Company had cash collateralized letters of credit totaling approximately $0.2 million, which is recorded as restricted cash on the Company’s balance sheet and is not readily available for operations.

Based on the Company’s recent financing activities, cash expected to be generated from operations, recent restructuring activities and the sale of the Hosted Assets in January 2006, the Company believes that it has sufficient cash to meet its cash operating requirements for the next 12 months as well as the on-going investments in capital equipment to support its research and development efforts and news group operations. However, as the Company approaches the December 31, 2007 maturity of the $18.0 million principal amount of the 13.9% Notes, the Company anticipates that it will need to restructure its debt or seek additional financing in order to pay the 13.9% Notes upon maturity. The Company has no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies. The Company continually evaluates potential acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize its cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. These alternatives could increase liquidity through the infusion of investment capital by third-party investors or decrease the Company’s liquidity as a result of the Company seeking to fund expansion into these markets. Such expansions might also cause an increase in capital expenditures and operating expenses. For the long-term, the Company believes future improvements in the Company’s operating activities will be necessary to provide the liquidity and capital resources sufficient to support its business.

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

Information regarding net revenue attributable to the Company’s primary geographic regions is as follows:

	Three months ended June 30,				Six months ended June 30,
	2005		2006		2005		2006
	(in thousands)
North America	$4,547	27%	$2,908	24%	$8,627	25%	$5,399	23%

Europe	11,982	70%	8,907	74%	24,590	71%	17,228	75%
Latin America	273	1%	74	1%	526	2%	148	1%
Asia pacific	307	2%	135	1%	806	2%	263	1%

Subtotal international	12,562	73%	9,116	76%	25,922	75%	17,639	77%

	$17,109	100%	$12,024	100%	$34,549	100%	$23,038	100%

Information regarding long-lived assets is as follows:

	June 30,
	2005	2006
	(in thousands)
United States	$1,201	$1,441
Other	1,424	1,343

	$2,625	$2,784

Customer Concentration

During the three months ended June 30, 2005, the Company had one customer that accounted for 13.1% of net revenues. During the six months ended June 30, 2005 and during the three and six months ended June 30, 2006, the Company had no customers that accounted for more than 10% of net revenues. At June 30, 2005, one customer accounted for 14.1% and another customer accounted for 11.9% of the Company’s accounts receivable and at June 30, 2006, one customer accounted for 14.5% of the Company’s accounts receivable.

Stock-Based Compensation Accounting Policy

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised in 2004) (SFAS 123R), Share-Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations. In connection with the adoption of SFAS 123R, stock-based compensation expense of approximately $0.2 million, or $0.01 per share, was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2006 associated with the fair value and initial vesting of employee stock options granted during the period. There was no cumulative effect of adoption.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently analyzing whether this new standard will have an impact on its financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement (i) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts; (ii) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (iii) permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (iv) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement will be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently analyzing whether this new standard will have an impact on its financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its Consolidated Financial Statements.

Note 2—Sale of Hosted Assets

On December 14, 2005, the Company entered into an Asset Purchase Agreement with Tucows.com (Tucows) for the sale of a portion of the Company’s hosted messaging assets, including a portion of its hosted messaging customer base, assembled hosted messaging workforce, and hosted messaging hardware (the Hosted Assets). On January 3, 2006, the Company completed the sale of its Hosted Assets. Under the Agreement, Tucows also acquired a software license for the Company’s Memova™ product and assumed certain contractual liabilities related to the Hosted Assets. Tucows has paid the Company $6.3 million in cash, of which $0.8 million has been allocated to deferred revenue for the future maintenance and support services to be provided by the Company in connection with the Memova license provided to Tucows under the Asset Purchase Agreement. Tucows will also pay up to an additional $1.8 million to the Company by October 31, 2006 if certain post-closing conditions are satisfied by such date.

In connection with the sale of these assets, the Company recognized a gain of approximately $2.0 million during the three month period ended March 31, 2006. Additionally, in connection with the Asset Purchase Agreement, the Company also agreed to perform certain transition services during a six month period following the close of the transaction. The Company agreed to provide such services to insure a smooth transition of the hosted email service to Tucows in an effort to minimize customer disruption. The Company estimated the cost of these services to be approximately $0.2 million which were recorded as a reduction to the gain on sale during the three months ended March 31, 2006.

In connection with the Asset Purchase Agreement, the Company also provided Tucows with a license to the Company’s Memova product. This license was for a fixed number of users and provided two years of free maintenance and support services. In connection with this free support, the Company recorded approximately $0.8 million of the proceeds received from the sale to deferred revenue based upon the maintenance renewal rate provided in the license agreement. This deferred revenue will be amortized over a period of two years beginning from the closing date of the sale. During the three and six months ended June 30, 2006, the Company recognized in its maintenance and support revenues approximately $0.1 and $0.2 million, respectively, of this deferred revenue.

During the three months ended June 30, 2006, Tucows purchased an additional license to the Company’s Memova product. This license was for a fixed number of users and provided free maintenance and support until December 2007 in accordance with the Asset Purchase Agreement. In connection with this free support, the Company recorded approximately $0.1 million of the license fee to deferred revenue, which will be amortized ratably through December 2007, and the balance of approximately $0.4 million was recorded to license fee revenue during the three months ended June 30, 2006.

Note 3 — Restructuring Activities

During the three and six months ended June 30, 2006, the Company recorded restructuring expenses totaling $0.1 million and $1.0 million primarily related to severance benefits paid to employees terminated in connection with the sale of the Hosted Assets as well as employees terminated in connection with the reorganization of the Company’s sales force. At June 30, 2006, the Company carried a remaining restructuring liability of $0.4 million, the majority of which is expected to be utilized by December 31, 2006. The following table summarizes the remaining balance related to restructure liability as of June 30, 2006.

	Workforce reduction	Facility and operations consolidation and other charges	Total
		(in thousands)
Liability at December 31, 2005	$84	$303	$387
Restructure charge	982	58	1,041
Cash payments	(994)	(138)	(1,132)
Adjustments	61	—	61

Liability at June 30, 2006	$133	$223	$356

Note 4 — Goodwill

At June 30, 2006, the Company was carrying $7.3 million of goodwill assets, which, in accordance with SFAS No. 142, are not amortized. The change in the balance subsequent to December 31, 2005 was due to the revaluation of foreign currency denominated goodwill balances.

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

The $18.0 million in proceeds from the financing transaction were allocated to the 13.9% Notes and warrants based upon their relative estimated fair values. The estimated fair value of the warrants has been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income. The warrant derivative liability is being carried on the Company’s books at its fair value of $0.3 million at June 30, 2006.

These 13.9% Notes are carried on the balance sheet as long-term “Notes payable” as follows:

Proceeds from the issuance of the 13.9% Notes	$18,000
Less: proceeds allocated to the fair value of the Series F preferred stock warrant derivative instrument	(2,711)
Add: accretion to redemption value	1,268
Add: accrued interest	3,817

Carrying value of 13.9% Notes	$20,374

Note 6 — Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands)
Net loss attributable to common shareholders	$(8,053)	$(6,147)	$(20,699)	$(13,551)
Foreign currency translation adjustments	(1,196)	422	(1,658)	821

Total comprehensive loss	$(9,249)	$(5,725)	$(22,357)	$(12,730)

There were no tax effects allocated to any components of comprehensive loss during the three and six months ended June 30, 2005 and 2006.

Note 7 — Net Loss per Share Attributed to Common Shareholders

Net loss per common share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except per share amounts)
Net loss attributable to common shareholders	$(8,053)	$(6,147)	$(20,699)	$(13,551)
Weighted average shares outstanding	31,032	37,533	30,110	37,512
Weighted average shares subject to repurchase agreements	(1,622)	(1,225)	(1,708)	(1,288)
Weighted average shares held in escrow related to acquisitions	(41)	(41)	(41)	(41)

Shares used in the computation of basic and diluted net loss attributable to common shareholders per common share	29,369	36,267	28,361	36,183

Net loss attributable to common shareholders per common share - basic and diluted	$(0.27)	$(0.17)	$(0.73)	$(0.37)

As of June 30, 2005 and 2006, there were 115.4 million and 113.8 million, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive. The weighted average exercise prices of the potential common shares excluded from the determination of diluted net loss per share at June 30, 2005 and 2006 were $4.07 and $2.99, respectively.

Note 8 — Mandatorily Redeemable Preferred stock

Series F Redeemable Convertible Preferred Stock

In December 2004, the Company’s Board of Directors authorized the issuance of up to 0.5 million shares of Series F Redeemable Convertible Preferred Stock (the Series F preferred stock). The Series F preferred stock will rank equally with the Series E preferred stock, and will rank senior to all other capital stock with respect to rights on liquidation, dissolution and winding up. The Series F preferred stock will accrue dividends at a simple annual rate of 5 3/4% of the purchase price of $14.00 (equivalent to $1.40 per share on a common stock equivalent basis), whether or not declared by the board of directors. Dividends in respect of the Series F preferred stock will not be paid in cash but will be added to the value of the Series F preferred stock and will be taken into account for purposes of determining the liquidation and change in control preference, conversion rate and voting rights.

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

At June 30, 2006, no shares of Series F preferred stock have been issued or were outstanding. Warrants to purchase 0.4 million shares of Series F preferred stock were issued and outstanding as of June 30, 2006 in connection with the issuance of the 13.9% Notes.

Series E Redeemable Convertible Preferred Stock

During the three months ended September 30, 2004, the Company issued a total of approximately 55.9 million shares of Series E Redeemable Convertible Preferred Stock (the Series E preferred stock) as follows: in July 2004, the Company issued approximately 30.6 million shares of Series E preferred stock to convert $45.5 million of the Senior Notes plus accrued interest, 21.9 million shares of Series E preferred stock to convert $32.8 million of the 5 3/4% Notes and approximately 0.8 million shares of Series E preferred stock to convert certain holders of Series D preferred stock into Series E preferred stock; and in August 2004, the Company issued approximately 2.6 million shares of Series E preferred stock in connection with its rights offering from which the Company received gross proceeds of approximately $4.0 million.

The Series E preferred stock ranks pari passu to the Series F preferred stock (none of which was issued or outstanding as of June 30, 2006) and senior to all other preferred and common stock of the Company in priority of dividends, rights of redemption and payment upon liquidation. The principal terms of the Series E preferred stock include an automatic redemption on July 9, 2008, cumulative dividends at a rate of 5 3/4% per year (dividends are not paid in cash but are added to the value of the Series E preferred stock on June 30 and December 31 each year), and conversion into shares of common stock calculated based on the quotient of the Series E accreted value divided by the Series E conversion price of $1.50.

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

As of June 30, 2006, there were approximately 48.8 million shares of Series E preferred stock outstanding. The carrying value of the Series E preferred stock is as follows (in thousands):

Beginning balance-Series E preferred stock at December 31, 2005	$63,386
Add amortization and accretion	4,032

Carrying value of Series E preferred stock at June 30, 2006	$67,418

Liquidation value of Series E preferred stock at June 30, 2006	$81,522

Series D Cumulative Redeemable Convertible Preferred Stock

In December 2001, the Company completed a financing transaction with a group of investors and their affiliated entities. In connection with this financing transaction, the Company issued 4.0 million shares of its Series D Cumulative Redeemable Convertible Preferred Stock (the Series D preferred stock), in a private offering, resulting in gross cash proceeds of approximately $30.0 million, and the simultaneous retirement of approximately $65.0 million in face value of the Company’s outstanding convertible subordinated notes. The investors were led by General Atlantic Partners LLC and affiliates and included Hutchison Whampoa Limited and affiliates and Vectis Group LLC and affiliates. In addition, General Atlantic LLC was granted warrants to purchase 0.6 million shares of the Company’s Common Stock in connection with this offering.

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

The Series D preferred stock issued in the financing transaction ranks senior to all of the Company’s Common Stock in priority of dividends, rights of redemption and payment upon liquidation. The fair value ascribed to the preferred stock was based on actual cash paid by independent investors and the approximate fair value of the 5 3/4% Notes retired in connection with the offering. The original principal terms of the Series D preferred stock included an automatic redemption on November 8, 2006, cumulative dividends at a rate of 8% per year, compounded on a semi-annual basis and payable in cash or additional shares of Series D preferred stock, conversion into shares of Common Stock calculated based on the Accreted Value which is the purchase price plus accrued dividends divided by $4.20, and preference in the return of equity in any liquidation or change of control.

The purchase agreement provides for a preferential return of equity to the Series D preferred stockholders, before any return of equity to the common shareholders, and also provides for the Series D preferred stockholders to participate on a pro rata basis with the common shareholders, in any remaining equity, once the preferential return has been satisfied. Under the terms of this provision, the preferential return of equity is equal to the purchase price of the Series D preferred stock plus all dividends that would have accrued during the term of the preferred stock, even if a change in control occurs prior to the redemption date. The right to receive a preferential return lapses if either: (i) the Company is sold for a price per share of Series D preferred stock, had each such share been converted into Common Stock prior to change in control, of at least four times the Accreted Value, or (ii) the Company’s stock trades on NASDAQ for 60 days prior to the change-in-control at an average price of not less than four times the Accreted Value.

The warrants are exercisable at any time after November 8, 2002 until November 8, 2006 at an exercise price of $4.20, and convert into one share of the Company’s Common Stock. A portion of the proceeds received for the Series D preferred stock was allocated to the warrants and the preferred stock, based upon their relative fair market values. As a result of this allocation, approximately $5.3 million of the proceeds were allocated to the warrants, which was recorded as a reduction of the carrying value of the Series D preferred stock. Using the Black-Scholes option pricing model, assuming a four-year term, 200% volatility, a risk-free rate of 6.0% and no dividend yield, the fair market value of the warrants was $6.2 million. As part of the Company’s November 2003 private placement of 10% Senior Secured Convertible Notes (the Senior Notes), the Company agreed to seek shareholder approval to amend the warrants to reduce the exercise price per share from $4.20 to $1.50. As of June 30, 2006 these warrants remain unexercised.

As part of the Company’s November 2003 private placement of 10% Senior Secured Convertible Notes, the Company agreed to seek shareholder approval to amend the terms of the Series D preferred stock to, among other things, amend the Series D preferred stock liquidation preference upon a liquidation and change of control, to eliminate the participation feature, to reduce the conversion price from $4.20 to $1.50 and to reduce the amount of dividends to which the holders of Series D preferred stock are entitled. In July 2004, at a special meeting of shareholders, the Company’s shareholders approved proposals to amend and restate the certificate of determination of preferences of Series D preferred stock (the Amended Series D). As part of this amendment, the automatic redemption date was changed to July 2008, the dividend accrual rate was reduced to 5 3/4% and the conversion price was reduced to $1.50. The dividends which had accrued on the Series D preferred stock totaling approximately $12.2 million were recorded as a reduction to the carrying value of the Amended Series D. This amount will accrete over the term of the Amended Series D. As of June 30, 2006, the conversion value of all Amended Series D preferred stock, as accreted is $65.6 million. Additionally, the Amended Series D preferred stock currently contains a liquidation preference of $22 per share (unless the Company does not have sufficient funds to redeem the Series D preferred stock in July 2008, in which event dividends will continue to accrue and may exceed $22 per share in the future).

As of June 30, 2006, there were approximately 3.5 million shares of Series D preferred stock outstanding The following table sets forth the carrying value and liquidation values of the Amended Series D preferred stock (in thousands):

Beginning balance-Amended Series D preferred stock at December 31, 2005	$56,907
Add amortization and accretion	2,935

Carrying value of Amended Series D preferred stock at June 30, 2006	$59,842

Liquidation value of Amended Series D preferred stock at June 30, 2006 (at $22 per share)	$77,452

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

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
		(in thousands)
Accrued dividends	$2,026	$1,899	$4,065	$3,800
Accretion to redemption value and beneficial conversion feature	4,490	1,606	7,728	3,167

	$6,516	$3,505	$11,793	$6,967

Note 9 — Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2014. Rent expense for the six months ended June 30, 2006 totaled $1.4 million. Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending December 31
2006 (remaining six months ending December 31, 2006)	$48	$1,315
2007	12	2,199
2008	—	1,772
2009	—	1,508
2010	—	1,627
2011 and beyond	—	5,089

Total minimum lease payments	60	$13,510

Less amount representing interest	(5)

Present value of capital lease obligations	$55

Relocation of San Francisco Offices

During the first quarter of 2005, the Company recorded a restructuring charge totaling $1.6 million, of which, $1.3 million was related to the relocation of the Company’s headquarters facility as discussed below and the balance related to consolidation of data centers and the elimination of certain employee positions.

On May 5, 2005, the Company entered into the Second Amendment to Lease (the Lease) with PPF Off 345 Spear Street, L.P. (PPF Off 345 Spear), to amend the Lease dated as of November 16, 2001, as amended, under which the Company leased its headquarter facilities in San Francisco, California, located at 350 The Embarcadero. Under the terms of the Second Amendment, on June 29, 2005 the Company vacated its facility at 350 The Embarcadero and moved into new office space located at 2 Harrison Street, 2nd Floor, San Francisco, California. In addition, in connection with the Second Amendment to Lease with PPF Off 345 Spear, the Company made a lease termination payment related to the facility at 350 The Embarcadero totaling approximately $1.3 million during the three months ended June 30, 2005. The new office space at 2 Harrison Street was comprised of two suites consisting of approximately 22,881 square feet with a lease for a term of five years. Approximately 15,000 square feet of such space was utilized by the Company as its headquarters facilities, and the remaining approximately 8,000 square feet was utilized as storage space.

On June 28, 2006, the Company terminated the Lease with PPF 345 Off Spear, and Babcock & Brown LP (Babcock & Brown) signed a lease with PPF 345 Off Spear to become the new tenant of the office space occupied by the Company at 2 Harrison Street. On June 28, 2006, the Company entered into a Sublease Agreement (the Sublease) with Babcock & Brown to lease 15,000 square feet of its existing headquarters facilities at 2 Harrison Street. The Sublease with Babcock & Brown has a two-year term and monthly rent of $39,000. In November 2006, the square footage occupied by the Company of the sub leased premises will be reduced by approximately 9,000 square feet at which point the monthly rent will also be reduced in accordance with the terms of the Sublease.

Other Contractual Obligations

The Company entered into other contractual obligations which total $3.0 million at June 30, 2006. These obligations are primarily associated with royalty obligations incurred in connection with sales of third-party software products, the future purchase of maintenance of hardware and software products being utilized within engineering and hosted operations, the management of data center operations and network infrastructure storage for the Company’s hosted operations and the use of third-party developers. These obligations are expected to be completed over the next 1.5 years, including $3.0 million in 2006.

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

Action in the Superior Court of San Diego. In April 2006, the Company was added as a named defendant in a lawsuit previously filed by a former shareholder of Extricity, Inc. against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including the Company, and various other unnamed defendants. Although the Company was added as a defendant, the complaint does not specify what causes of action are being asserted against the Company nor does it contain any specific factual allegations against the Company. The complaint alleges against certain of the other named defendants that they, as Peregrine’s customers, engaged in fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Extricity’s merger with Peregrine. When, if ever, the complaint is amended to make specific factual allegations against the Company and assert specific causes of action, the Company will then be in a position to make a determination as to the merits of the lawsuit. Nevertheless, due to the similarity of this complaint with the complaint described above involving the Remedy shareholders, the Company expects such allegations and causes of action to be similar to the Remedy lawsuit. In such case, the Company believes the allegations to be without merit and intends to defend itself vigorously. The Company had not recorded a liability against this claim as of June 30, 2006.

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed against the Company, and certain of the Company’s former officers and directors and underwriters connected with the Company’s initial public offering (IPO) of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased the Company’s common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s common stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. The Company has reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by the Company and no admission of liability. The settlement has been preliminarily approved by the Court. However, the settlement is subject to final approval by the Court which has not yet occurred. The Company had not recorded a liability against this claim as of June 30, 2006.

Cable & Wireless Liquidating Trust. In December 2005, the Company was named in a complaint for avoidance and recovery of preferential transfers filed by Cable & Wireless Liquidating Trust, or the Trust, in respect of the Trust’s claim that Cable & Wireless, USA, Inc. made a preferential payment to the Company of approximately $1.1 million within the 90-day preference period before Cable & Wireless filed for bankruptcy protection. The Company does not believe that it received any preferential payments from Cable & Wireless and intends to defend itself vigorously. The Company had not recorded a liability against this claim as of June 30, 2006.

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

Under California law, in connection with the Company’s charter documents and indemnification agreements the Company entered into with its executive officers and directors, the Company must indemnify its current and former officers and directors to the fullest extent permitted by law. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings. The Company has made payments in connection with the indemnification of officers and directors in connection with past lawsuits and governmental investigations. As of June 30, 2006, there were no outstanding claims or payments related to the Company’s indemnification agreements.

Note 10 — Stock-Based Compensation

Stock plan activity

Stock options

The Company grants stock options through its 1998 Stock Option Plan (the “1998 Plan”) and the 1999 Nonstatutory Stock Option Plan (the “1999 Plan,” together with the 1998 Plan, the “Option Plans” and each a “Plan”). The 1998 Plan grants options to purchase shares of common stock to employees, officers, directors and consultants, with an increase annually on January 1 of each year by an amount equal to 2% of the total number of shares of the Company’s Common Stock authorized for issuance at the end of the most recently concluded fiscal year. The 1999 Plan provides for the granting of options to purchase shares of common stock to non-executive officer employees or the initial employment grant for executive officers. The 1998 Plan is a shareholder approved plan and allows for options to be granted as either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). Options granted under the 1999 Plan may only be NSOs. ISOs may be granted only to Company employees, including officers and employee directors. NSOs may be granted to Company employees, non-employee directors and consultants.

Except for options issued in connection with our Option Exchange Offer discussed below, stock options granted generally expire ten years from the date of grant and vest over four years. The Company has no stock option awards with market or performance conditions.

Due to the significant decline in the Company’s share price (the exercise price of outstanding options held by its employees, consultants and directors was higher, in many cases significantly, than the current fair market value of the Company’s common stock), on May 31, 2006, the Company commenced a tender offer (the “Option Exchange Offer”) to Company employees, consultants and directors who, as of May 31, 2006, were actively employed by or providing services to the Company and had outstanding options granted under the Option Plans to exchange some or all of their outstanding options granted under the Option Plans for new options (the “New Options”) to purchase shares of common stock to be granted under the 1998 Plan. Each New Option issued has substantially the same terms and conditions as the eligible option cancelled in exchange for the New Option, except as follows:

•	all New Options expire June 28, 2013, seven years after the New Option grant date;

•	the exercise price per share for each New Option is $0.20;

•	the New Options issued to eligible employees and consultants have a four-year vesting period adjusted as follows: (1) 50% of the New Options issued to eligible employees and consultants who have provided services to the Company as of May 31, 2006 for two or more years immediately vests with the remaining portion vesting in equal monthly installments for each full month of continuous service over the subsequent 24-month period; and (2) 25% of the New Options issued to eligible employees and consultants who have provided services to the Company as of May 31, 2006 for less than two years immediately vests with the remaining portion vesting in equal monthly installments for each full month of continuous services over the subsequent 36-month period;

•	the New Options issued to eligible directors retain the vesting schedule and vesting commencement date that would have been in effect for their tendered eligible options in the absence of the acceleration of vesting that occurred on December 27, 2005;

•	for certain eligible participants in the exchange offer, the number of shares of common stock underlying their New Options is less than the number of shares of common stock underlying their eligible options (as described below); and

•	eligible participants who held eligible options issued under the 1999 Stock Option Plan received New Options issued from the 1998 Plan.

The number of shares subject to the New Option received in exchange for a tendered eligible option depended on the per share exercise price in effect under the tendered option. If the exercise price per share of an eligible option was at least $0.19 but not more than $4.00, the number of shares subject to the New Option was the same as the number of shares subject to the tendered eligible option. If the exercise price per share of an eligible option was at least $4.01 but not more than $5.00, the number of shares subject to the New Option was determined by dividing the number of shares subject to the tendered eligible option by two, rounded down to the nearest whole number. If the exercise price per share of an eligible option was more than $5.01, the number of shares subject to the New Option was determined by dividing the number of shares subject to the tendered eligible option by five, rounded down to the nearest whole number.

The exchange offer expired at midnight, U.S. Pacific (San Francisco) Time, on Wednesday, June 28, 2006. Eligible participants tendered, and the Company accepted for cancellation, eligible options to purchase an aggregate of 7,554,590 shares of common stock, representing 85.5% of the total shares of common stock underlying options eligible for exchange in the exchange offer. As a result of the exchange ratios described above, the Company issued replacement options to purchase an aggregate of 7,096,570 shares of common stock in exchange for the cancellation of the tendered eligible options.

The following table summarizes activity under all stock option plans for the six month period ended June 30, 2006 (in thousands, except for per share amounts):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2005	11,506	11,437	$11.49
Additional shares authorized	4,000	—
Options granted not in connection with the June 2006 Option Exchange Offer	(391)	391	0.24
Options granted in the June 2006 Option Exchange Offer	(7,097)	7,097	0.20
Options exercised	—	(1)	0.08
Options cancelled in the June 2006 Option Exchange Offer	7,555	(7,555)	11.01
Options forfeited	1,270	(1,270)	15.12

Balance at June 30, 2006	16,843	10,099	$3.02

Exercisable, June 30, 2006		6,195	$4.79

The Company issues new shares of common stock upon exercise of stock options. During the six months ended June 30, 2005 and 2006, zero and 921 stock options were exercised, respectively. The stock options exercised during the six months ended June 30, 2006, had an insignificant aggregate intrinsic value. The aggregate intrinsic value represents the difference between the option exercise price and the closing stock price on the date of exercise for each option exercised during the period.

The aggregate intrinsic value of stock options outstanding at June 30, 2005 and 2006 was $2,973 and $258, respectively. The aggregate intrinsic value of vested stock options at June 30, 2005 and 2006 was $2,572 and $50, respectively. The aggregate intrinsic value, for purposes of this calculation, represents, on a pretax basis, the difference between the Company’s closing stock price as of the end of the second quarter of 2005 and 2006, respectively, and the option exercise price, multiplied by the number of options outstanding or exercisable. Stock options with exercise prices which are greater than the closing quarter end stock price are excluded from this calculation.

The following table summarizes information about stock options outstanding at June 30, 2006 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.19 - $ 0.20	7,253,565	7.00	$0.20	3,395,508	$0.20
$ 0.21 - $ 0.50	160,235	9.11	0.35	112,833	0.38
$ 0.51 - $ 1.00	323,375	8.61	0.67	323,375	0.67
$ 1.01 - $ 2.00	713,377	6.10	1.57	713,377	1.57
$ 2.01 - $ 3.00	80,625	7.37	2.38	80,625	2.38
$ 3.01 - $ 4.00	640,222	6.42	3.30	640,222	3.30
$ 4.01 - $ 6.00	183,766	5.16	4.74	183,766	4.74
$ 6.01 -$ 10.00	203,250	5.36	6.32	203,250	6.32
$ 10.01 -$ 50.00	441,164	5.47	10.33	441,164	10.33
$ 50.01 - $ 300.00	99,475	3.83	187.02	99,475	187.02

	10,099,054	6.82	$3.02	6,193,595	$4.79

As of June 30, 2005, there were 15,875,375 options outstanding and 8,301,238 options exercisable.

Restricted stock and other stock-based plans

The Company has granted shares of restricted stock and restricted stock units to certain key employees and executive officers through its 1998 Plan. In March and August 2004, the Company issued 707,368 and 680,823 shares of restricted stock, respectively, to Mark Ferrer, the Company’s Chief Executive Officer, in connection with Mr. Ferrer’s employment agreement. In November 2004, the Company issued 515,000 shares of restricted stock and 277,708 restricted stock units to Executive Officers and certain key employees of the Company. During the six months ended June 30, 2005, the Company issued 130,000 shares of restricted stock and 20,000 restricted stock units to certain key employees. The Company did not issue any shares of restricted stock or restricted stock units during the six month period ended June 30, 2006.

The restricted stock gives employees certain ownership rights, including the right to vote on shareholder matters; whereas, restricted stock units do not convey any voting rights, but present the holder with the right to receive shares of the Company’s common stock as the underlying units vest. The restricted stock and restricted stock units vest 25 percent every 6 months over a term of 2 years, with any unvested shares/units forfeited if a recipient terminates his or her employment with the Company.

The following table reflects the activity associated with shares of unvested restricted stock and restricted stock units during the three months ended June 30, 2006 (in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at December 31, 2005	1,297	$1.07
Granted	—
Vested	(364)	0.25
Forfeited	(32)	0.55

Unvested restricted shares at June 30, 2006	901	$1.12

The fair value of restricted stock and restricted stock units which vested during the six month period ended June 30, 2006 totaled approximately $95,000.

As of June 30, 2006, there was approximately $0.3 million in total unrecognized compensation cost associated with the unvested shares of restricted stock and restricted stock units. The cost is expected to be recognized over the future weighted average vesting period of 0.9 years.

In January 2006, the Company terminated its Employee Stock Purchase Plan (ESPP). No shares of stock were purchased nor compensation expense recognized under the ESPP during 2006.

Accounting for stock-based compensation

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

Valuation of stock options granted

The Company utilized the Black-Scholes valuation model to estimate the fair value of stock options granted and stock-based compensation expense recognized in the second quarter and first six months of 2006, and as presented in the pro-forma disclosure below for the second quarter and first six months of 2005, as required under SFAS 123. The Company used the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Risk free interest rate	3.7%	5.1%	4.1%-3.7%	4.8-5.1%
Expected lives (in years)	6.0	4.0	6.0	4.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	135%	137%	142%-135%	137%

The risk-free interest rate was derived from the U.S. treasury zero-coupon rate in effect at the end of the quarter in which the stock option was granted, utilizing the yield offered by an instrument with a maturity approximating the expected life of the option. The expected life assumption for 2006 option grants utilizes the “simplified method” provided under SAB 107, which allows companies with traditional service-based option grants to use an expected life assumption equal to the midpoint between the vesting period and contractual term of the options. The 2005 expected life assumption was based upon the weighted average period the stock options were expected to remain outstanding for stock options granted during the period. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected volatility assumption is based upon the historical volatility of our common stock.

Based on the assumptions utilized in the Black-Scholes valuation model as discussed above, the weighted-average fair value of options granted under the stock option plans for the three months ended June 30, 2005 and 2006 was approximately $0.51 and $0.23, respectively.

Stock-based compensation expense

As a result of the consummation of the Company’s stock option exchange offer on June 28, 2006, in accordance with SFAS 123R, compensation cost associated with the incremental fair value of the new option awards was calculated at approximately $358,000 using the Black-Scholes valuation model. Of this amount, $168,000 was recognized as compensation expense within the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2006, associated with the portion of the new option awards which vested upon grant. The remaining fair value of the new option awards of $190,000 will be recognized as expense on a straight-line basis over the remaining vesting periods, which approximate 2.1 years on a weighted average basis.

Also under the provisions of SFAS 123R, the Company recorded in its unaudited condensed consolidated statement of operations for the three and six month periods ended June 30, 2006, approximately $11,000 and $13,000, respectively, of stock-based compensation associated with non-exchange offer related 2006 stock option grants. Because the Company accelerated the vesting of all outstanding options held by employees as of December 27, 2005, there was no remaining unamortized expense associated with any stock option awards as of the date of the Company’s adoption of SFAS 123R. The Company also recognized compensation expense associated with the vesting of restricted stock and restricted stock units in the amount of $235,000 and $111,000 in the three month periods ended June 30, 2005 and 2006, respectively, and $536,000 and $253,000 in the six month periods ended June 30, 2005 and 2006, respectively.

The following table details stock-based compensation expense, related to all of the Company’s stock-based awards, including the June 2006 stock option exchange, on a functional basis as reported in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2005 and 2006.

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands)
Stock-based compensation expense reported in cost of net revenues:
Hosted messaging	$14	$4	$34	$9
Professional services	29	32	71	43
Maintenance and support	—	10	2	11

Total stock-based compensation expense reported in cost of net revenues	43	46	107	63

Stock-based compensation expense reported in operating expenses:
Sales and marketing	29	24	39	34
Research and development	12	44	30	55
General and administrative	171	176	387	282

Total stock-based compensation expense reported in operating expenses	212	244	456	371

Total stock-based compensation expenses	$255	$290	$563	$434

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six month periods ended June 30, 2006 was calculated based upon awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

The value of the portion of the stock award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods. Including the unvested portion of the fair value of the June 28, 2006 option exchange, total stock-based compensation of stock options granted but not yet vested, as of June 30, 2006, was approximately $216,000, which is expected to be recognized as expense over the future weighted average vesting period of 2.1 years.

The adoption of SFAS 123R did not have any impact upon the Company’s income tax expense or cash flows.

SFAS 123R requires the Company to present pro forma information for the comparative prior year periods as if the Company had accounted for all employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year period (dollars in thousands, except per-share data).

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(in thousands)
Net loss as reported	$(8,053)	$(20,699)
Add: employee stock compensation included in reported net loss	255	563
Less: employee stock compensation under SFAS No. 123	(929)	(2,332)

Pro forma net loss	(8,727)	$(22,468)

Net loss per basic and diluted share as reported	$(0.27)	$(0.73)

Pro forma net loss per basic and diluted share	$(0.30)	$(0.79)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following disclosures contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” “proposed,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our ability to operate in the future, our ability to obtain funding, the adequacy of funds to meet anticipated operating needs, our future strategic, operational and financial plans, possible financing, strategic or business combination or divestiture transactions, anticipated or projected revenues, margins, expenses and operational growth, markets and potential customers for our products and services, the amount of compensation expense to be incurred or avoided in the future, the continued seasonality of our business, development and timing of release of new and upgraded products and service offerings, plans related to sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, our litigation strategy, use of future earnings, the features, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense reduction, the effect of the repayment of debt, our plans and ability to improve our internal control over financial reporting and our disclosure controls and procedures, our intent to restructure our foreign subsidiaries in order to repatriate cash located in accounts outside of the United States, the substance of the allegations and causes of action that may be made against us in the action filed in April 2006 in the Superior Court of San Diego, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, our management of expenses and restructuring activities, failure to obtain additional financing on favorable terms or at all, the failure to revise our existing debt obligations, the effect of the conversion of our preferred stock, the liquidation preference of our preferred stock, the accrual of dividends for our preferred stock, risks associated with our internal controls over financial reporting and our ability to address any material weaknesses in our internal controls over financial reporting, difficulties of forecasting future results due to our evolving business strategy, failure to meet sales and revenue forecasts, the emerging nature of the market for our products and services, turnover within and integration of senior management, board of directors members and other key personnel, rate of growth of the messaging and directory infrastructure market, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, investments and uncollected bills, general economic conditions in markets in which we do business, risks associated with our international operations, inability to predict future trading prices of our common stock which have fluctuated significantly in the past, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

The target markets for our messaging and identity management solutions include wireless carriers and service providers as well as enterprises and government agencies. We generate most of our revenues from telecommunications operators and from large enterprises. We believe wireless carriers, Internet service providers, or ISPs, and fixed-line service providers purchase our products and services primarily to offer new services to their subscribers. While they may also purchase our products and services to lower their cost of operating existing services or infrastructure, their spending is often tied to the level of investment they are willing to make on new revenue-generating services. Large enterprises typically buy our products and services to reduce their costs of operations particularly for handling distributed workforces or consolidations of multiple organizations, improve the security of their infrastructure, facilitate compliance with new regulatory mandates, and to enable new applications to be deployed for their employees or users.

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

Restructuring Initiatives

We have operated at a loss since our inception and as of June 30, 2006, we had an accumulated deficit of approximately $2.3 billion, which includes a $1.3 billion charge for impairment of goodwill and other long-lived assets that we recorded in fiscal year 2000. We have undertaken numerous restructuring initiatives in an effort to align our operating structure not only to the business and economic environments through which we have operated but also in response to our changing business in an effort to generate net income. Our restructuring activities in 2005 and 2006 are as follows:

•	During 2005, we recorded restructuring charges totaling $1.9 million, of which, $1.3 million was related to the relocation of our headquarters facility and the balance related to consolidation of data centers and the elimination of certain employee positions. On May 5, 2005, we entered into the Second Amendment to Lease with PPF Off 345 Spear Street, L.P. (PPF Off 345 Spear), to amend the Lease dated as of November 16, 2001, as amended, under which we leased our headquarter facilities in San Francisco, California, located at 350 The Embarcadero. Under the terms of the Second Amendment, on June 29, 2005 we vacated our facility at 350 The Embarcadero and moved into new office space located at 2 Harrison Street, 2nd Floor, San Francisco, California. In addition, in connection with the Second Amendment to Lease with PPF Off 345 Spear, we made a lease termination payment related to the facility at 350 The Embarcadero totaling approximately $1.3 million during the three months ended June 30, 2005. The new office space at 2 Harrison Street was comprised of two suites consisting of approximately 22,881 square feet with a lease for a term of five years. Approximately 15,000 square feet of such space was utilized by us as our headquarters facilities, and the remaining approximately 8,000 square feet was utilized as storage space. On June 28, 2006, we terminated the Lease with PPF 345 Off Spear, and Babcock & Brown LP (Babcock & Brown) signed a lease with PPF 345 Off Spear to become the new tenant of the office space occupied by us at 2 Harrison Street. On June 28, 2006, we entered into a Sublease Agreement (the Sublease) with Babcock & Brown to lease 15,000 square feet of our existing headquarters facilities at 2 Harrison Street. The sublease with Babcock & Brown has a two-year term and monthly rent of $39,000. In November 2006, the square footage we occupy of the sub leased premises will be reduced by approximately 9,000 square feet at which point the monthly rent will also be reduced in accordance with the terms of the Sublease. As a result of our facility consolidations and restructurings we reduced our annual facility lease costs by approximately $1.2 million from 2004 to 2005 and expect our facility lease costs to decrease approximately $1.5 million from 2005 to 2006.

•	On December 14, 2005, we entered into an Asset Purchase Agreement with Tucows for the sale of our Hosted Assets. On January 3, 2006, we completed the sale of the Hosted Assets. Under the Agreement, Tucows also acquired a software license for our Memova product and assumed certain contractual liabilities related to the Hosted Assets. Tucows has paid us $6.3 million in cash and will also pay up to an additional $1.8 million to Critical Path by October 31, 2006 if certain post-closing conditions are satisfied by such date. As part of this sale, the U.S. based hosted employees continued to work for Critical Path through the transition of sale which concluded in June 2006. Beginning in July 2006, we no longer employed any U.S. based hosted employees. In connection with the sale of hosted assets we recorded a $0.3 million of restructuring charges during the three months ended December 31, 2005 comprised of employee severance benefits and facility closure costs.

•	During the three and six months ended June 30, 2006, in connection with the sale of the Hosted Assets we recorded an additional restructure charge of $0.1 million and $0.3 million, respectively, primarily related to employee severance benefits.

•	During the three and six months ended June 30, 2006, we also recorded $6,000 and $0.6 million, respectively, of restructuring charges related to the reorganization of our sales force.

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

Stock-based compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock compensation in net income. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations. In connection with the adoption of SFAS 123R, stock-based compensation expense of approximately $0.3 million, or $0.01 per share and $0.4 million, or $0.01 per share, was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2006, respectively, associated with the fair value and initial vesting of employee stock options granted during the period. There was no cumulative effect of adoption.

Liquidity and Capital Resources

We have focused on capital financing initiatives in order to maintain current and planned operations. We have operated at a loss since inception and our history of losses from operations and cash flow deficits, in combination with our cash balances, raise concerns about our ability to fund our operations. In 2003 and 2004 we secured additional funds through several rounds of financing that involved the sale of senior secured convertible notes all of which converted into Series E preferred stock in 2004, in the third quarter of 2004 we completed a rights offering and in the fourth quarter of 2004 we secured and drew $11.0 million from an $18.0 million round of debt financing. In March 2005, we drew down the remaining $7.0 million from the $18.0 million round of debt financing. We are not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in December 2007, at which time all principal and interest will become due. In January 2006, we sold our Hosted Assets for $6.3 million. If we are unable to increase our revenues or if we are unable to reduce the amount of cash used by our operating activities during 2006, we may be required to undertake additional restructuring alternatives, or seek additional debt financing. However, our ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness.” We do not believe equity financing on terms reasonably acceptable to us is currently available. Additionally, our common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq Global Market. Consequently, selling our common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. We believe our listing on the OTC Bulletin Board, or further declines in our stock price, may greatly impair our ability to raise additional capital, should it be necessary, through equity or debt financing.

The following table sets forth our net losses attributable to common shareholders and the cash generated (used) by our operating activities for the periods indicated:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2005	2006	$	%	2005	2006	$	%
	(in thousands)
Net loss attributable to common shareholders	$(8,053)	$(6,147)	$1,906	-24%	$(20,699)	$(13,551)	$7,148	-35%
Net cash provided (used) by operating activities	(6,367)	757	7,124	-112%	(7,987)	(3,323)	4,664	-58%

With our history of operating losses and cash used to support our operating activities, our primary sources of capital have come from both debt and equity financings that we have completed over the past several years and the sale of the Hosted Assets in January 2006. Our principal sources of liquidity include our cash and cash equivalents. As of June 30, 2006, we had cash and cash equivalents available for operations totaling $20.1 million, of which $14.1 million was located in accounts outside the United States and which is not readily available for our domestic operations. We are considering making changes to our foreign subsidiaries to provide easier access to our foreign cash. Accordingly, our readily available cash resources in the United States as of June 30, 2006 was $6.0 million. As of June 30, 2006, we had cash collateralized letters of credit totaling approximately $0.2 million. This cash is recorded as restricted cash on our balance sheet and is not readily available for our operations.

Based on our recent financing activities, cash expected to be generated from operations, recent restructuring activities and the sale of the Hosted Assets in January 2006, we believe that we have sufficient cash to meet our cash operating requirements for the next 12 months as well as the on-going investments in capital equipment to support our research and development efforts and news group operations. However, as we approach the December 31, 2007 maturity of the $18.0 million principal amount of our 13.9% Notes, we anticipate that we will need to restructure our debt or seek additional financing in order to satisfy or delay payment of the 13.9% Notes. We have no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies. We continually evaluate potential strategic transactions, acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize our cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. These alternatives could increase liquidity through the infusion of investment capital by third-party investors or decrease our liquidity as a result of our seeking to fund expansion into these markets. Such expansions might also cause an increase in capital expenditures and operating expenses. For the long-term, we believe future improvements in our operating activities will be necessary to provide the liquidity and capital resources sufficient to support our business.

Cash and cash equivalents

The following table sets forth our cash and cash equivalents balances as of the dates indicated:

	December 31, 2005	June 30, 2006	Change
			$	%
	(in thousands)
Cash and cash equivalents	$18,707	$20,054	$1,347	7%

Total cash and cash equivalents increased during the six months ended June 30, 2006 primarily as a result of the cash provided by our investing activities in connection with the sale of the Hosted Assets partially offset by cash used to support our operating activities as set forth in the table below (in thousands):

Beginning balance at December 31, 2005	$18,707

Net cash used by operating activities	(3,323)
Net cash provided by investing activities	3,976
Net cash used by financing activities	(24)

Net increase in cash and cash equivalents	629
Effect of exchange rates on cash and cash equivalents	718

Ending balance at June 30, 2006	$20,054

Net cash used by operating activities. Our operating activities used $3.3 million of cash during the six months ended June 30, 2006. This cash was used to support our net loss of $6.6 million which, when adjusted for non-cash items such as: depreciation and amortization of $ 1.3 million, a $0.5 million gain due to the decrease in the fair value of embedded derivative liabilities, amortization of stock-based expenses of $0.4 million and gain on the sale of the Hosted Assets of $2.0 million; totaled $7.4 million. Additionally, cash was used by our operating activities in connection with a $2.9 million increase in accounts receivable, however, this use of cash was partially offset by a $3.9 million increase in deferred revenue, primarily a result of maintenance and third-party software billings for which the related revenue will be recognized ratably over the related service period, an increase in our accounts payable of $1.4 million as a result of improved payables management and a decrease of $1.4 million in other assets.

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

	December 31, 2005	June 30, 2006	Change
			$	%
	(dollars in thousands; DSOs in days)
Accounts receivable, net	$10,096	$14,545	$4,449	44%
DSOs	60	109	49	82%

Accounts receivable balances and DSOs increased from December 31, 2005 primarily due to an increase in deferred revenue due to higher maintenance and third-party software billings and the timing of such billings later in the quarter as well as a greater proportion of revenue being generated in Europe which typically have longer payment terms than in the United States, however, are still within the norms in such countries.

A number of non-cash items, such as: depreciation and amortization, stock-based expenses, deferred interest on debt and certain restructuring charges have been charged to expense and impacted our net results during the three and six months ended June 30, 2006. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows. Our operating cash flows will be impacted in the future based on our operating results, our ability to collect our accounts receivable on a timely basis, and the timing of payments to our vendors for accounts payable.

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

Revenue generated from the sale of our products and services may not increase to a level that exceeds our expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Although we expect to continue to review our operating expenses, if we are not successful in achieving cost reductions or generating sufficient revenues, our cash flow from operations will continue to be negatively impacted.

Net cash provided by investing activities. Our investing activities provided $4.0 million of cash during the six months ended June 30, 2006 primarily as a result of cash proceeds totaling $4.5 million from the sale of the Hosted Assets. The cash provided from the proceeds of the sale was partially offset by purchases of equipment totaling $0.6 million primarily used to support our remaining hosted news group service infrastructure and research and development efforts. We believe we will be required to continue to make investments in capital equipment during 2006 and we expect to fund these purchases through the use of our available cash resources. We do not believe leasing arrangements on terms we find reasonably acceptable are currently available.

Ability to incur additional indebtedness

Subject to limited exceptions, we must seek the consent of our preferred shareholders and debt holders in order to incur any additional indebtedness.

Contractual Obligations and Commitments

The table below sets forth our significant cash obligations and commitments as of June 30, 2006.

		Six months ended December 31,	Fiscal year ended December 31,
	Total	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Mandatorily redeemable preferred stock (a)	$162,514	$—	$—	$162,514	$—	$—	$—
13.9% Notes (b)	26,792	—	26,792	—	—	—	—
Operating lease obligations	13,510	1,315	2,199	1,772	1,508	1,627	5,089
Capital lease obligations	60	48	12	—	—	—	—
Other purchase obligations (c)	3,004	2,971	33	—	—	—	—

	$205,880	$4,334	$29,036	$164,286	$1,508	$1,627	$5,089

(a)	Includes dividends totaling $10.0 million (see also Note 8—Mandatorily Redeemable Preferred Stock in the Notes to Consolidated Financial Statements) due in 2008.
(b)	Includes interest totaling $8.8 million due in 2007.
(c)	Represents certain contractual obligations related to royalty obligations incurred in connection with sales of third-party software products, the future purchase of maintenance of hardware and software products being utilized within engineering and hosted operations, the management of data center operations and network infrastructure storage for the Company’s hosted operations and the use of third-party developers.

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

As a result of the adoption of SFAS No. 123R (revised in 2004), Share-based payment, on January 1, 2006, the following financial results for the three and six months ended June 30, 2006, include the recognition of compensation expense, using a fair-value based method, for all share-based awards made to our employees and directors, including grants of stock options, restricted stock and other stock-based plans. Prior to the adoption on SFAS No. 123R, we only recognized compensation expense related to share-based awards to non-employees and awards of restricted stock. To better understand the comparability of our financial statements before and after the adoption of SFAS 123R, see Note 10 – Stock-Based Compensation.

The following table sets forth our results of operations for the three and six months ended June 30, 2005 and 2006:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2005	2006	$	%	2005	2006	$	%
	(in thousands, except per share amounts)
NET REVENUES
Software licensing	$4,771	$3,481	$(1,290)	-27%	$9,216	$6,409	$(2,807)	-30%
Hosted messaging	3,528	1,167	(2,361)	-67%	8,739	2,389	(6,350)	-73%
Professional services	3,727	2,828	(899)	-24%	6,811	5,403	(1,408)	-21%
Maintenance and support	5,083	4,548	(535)	-11%	9,783	8,837	(946)	-10%

Total net revenues	17,109	12,024	(5,085)	-30%	34,549	23,038	(11,511)	-33%

COST OF NET REVENUES
Software licensing	1,035	1,060	25	2%	2,243	2,366	123	5%
Hosted messaging	3,780	758	(3,022)	-80%	8,924	1,535	(7,389)	-83%
Professional services	2,346	2,220	(126)	-5%	4,793	4,196	(597)	-12%
Maintenance and support	1,551	1,224	(327)	-21%	3,102	2,518	(584)	-19%

Total cost of net revenues	8,712	5,262	(3,450)	-40%	19,062	10,615	(8,447)	-44%

GROSS PROFIT	8,397	6,762	(1,635)	-19%	15,487	12,423	(3,064)	-20%

OPERATING EXPENSES
Selling and marketing	3,956	3,326	(630)	-16%	8,612	6,816	(1,796)	-21%
Research and development	3,656	2,525	(1,131)	-31%	8,567	4,845	(3,722)	-43%
General and administrative	3,526	3,019	(507)	-14%	7,657	6,288	(1,369)	-18%
Restructuring expense	168	126	(42)	-25%	1,807	1,041	(766)	-42%
Gain on sale of assets	—	—	—	0%	—	(1,971)	(1,971)	100%

Total operating expenses	11,306	8,996	(2,310)	-20%	26,643	17,019	(9,624)	-36%

OPERATING LOSS	(2,909)	(2,234)	675	-23%	(11,156)	(4,596)	6,560	-59%
Other income	2,395	537	(1,858)	-78%	4,241	78	(4,163)	-98%
Interest expense	(907)	(900)	7	-1%	(1,567)	(1,753)	(186)	12%

Loss before provision for income taxes	(1,421)	(2,597)	(1,176)	83%	(8,482)	(6,271)	2,211	-26%
Provision for income taxes	(116)	(45)	71	-61%	(424)	(313)	111	-26%

NET LOSS	(1,537)	(2,642)	(1,105)	72%	(8,906)	(6,584)	2,322	-26%
Accretion on mandatorily redeemable preferred stock	(6,516)	(3,505)	3,011	-46%	(11,793)	(6,967)	4,826	-41%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,053)	$(6,147)	$1,906	-24%	$(20,699)	$(13,551)	$7,148	-35%

Basic and diluted net loss per share attributable to common shareholders	$(0.27)	$(0.17)	$0.10	-37%	$(0.73)	$(0.37)	$0.36	-49%

NET REVENUES

Total net revenues decreased in each of our four primary areas of revenues as follows:

•	Software licensing. Software license revenues decreased during the three and six months ended June 30, 2006 as compared to the same periods in the prior year primarily due to decreased licensing of our messaging and identity management software platforms (each marketed as components of Memova Messaging) as a result of a large transaction for our identity management software in the three months ended March 31, 2005 and a large transaction for our messaging software in the three months ended June 30, 2005 with no similarly large transactions in the three or six months ended June 30, 2006 as well as decreased license revenue from third-party products we sell. These decreases were partially offset by increased revenue recognized from Memova Anti-Abuse as a result of sales made during 2005 and the six months ended June 30, 2006 (revenue from the sale of our Memova Anti-Abuse product is recognized ratably over a twelve month period and was introduced during the three months ended March 31, 2005). Additionally, the decrease during the six months ended June 30, 2006 as compared to the same period in the prior year, was partially offset by revenue from our new Memova Mobile application, which was introduced during the three months ended March 31, 2005 and had no related sales during the six months ended June 30, 2005.

•	Hosted messaging. Hosted messaging revenues decreased during the three and six months ended June 30, 2006 as compared to the same periods in the prior year primarily due to the sale of our Hosted Assets in January 2006. The revenue reported as hosted messaging revenue during the three and six months ended June 30, 2006 is related to our hosted newsgroup service, Supernews, which we retained. We believe revenues from our Supernews service will remain approximately $1.2 million per quarter during the remainder of 2006.

•	Professional services. Professional services revenues decreased during the three and six months ended June 30, 2006 as compared to the same periods in the prior year primarily as a result of decreased revenues from one large engagement with a customer in Sweden.

•	Maintenance and support. Maintenance and support revenues decreased during the three and six months ended June 30, 2006 as compared to the same periods in the prior year primarily due to of the expiration of maintenance contracts in Europe that were not renewed and maintenance contracts that renewed at lower rates.

We expect our total revenues to decrease in 2006 from 2005 primarily as a result of the sale of the Hosted Assets and the related revenue.

The following table sets forth our total revenues by region for the three and six months ended June 30, 2005 and 2006:

	Three months ended June 30,				Six months ended June 30,
	2005		2006		2005		2006
	(in thousands)
North America	$4,547	27%	$2,908	24%	$8,627	25%	$5,399	23%
Europe	11,982	70%	8,907	74%	24,590	71%	17,228	75%
Latin America	273	1%	74	1%	526	2%	148	1%
Asia pacific	307	2%	135	1%	806	2%	263	1%

Subtotal international	12,562	73%	9,116	76%	25,922	75%	17,639	77%

	$17,109	100%	$12,024	100%	$34,549	100%	$23,038	100%

North American revenues decreased in total and as a proportion of total revenue for the three and six months ended June 30, 2006 as compared to the same periods in the prior year primarily due to the sale of the Hosted Assets because the majority of our hosted messaging customers were located in North America. International revenues decreased in total but increased as a proportion of total revenue for the three and six months ended June 30, 2006 as compared to the same periods in the prior year primarily due to decreased licensing of our messaging and identity management platforms, decreased professional services revenue as a result of decreased revenues from a customer in Sweden and decreased maintenance revenues primarily due to the expiration of maintenance contracts in Europe that were renewed at lower rates and maintenance contracts that were not renewed.

COST OF NET REVENUES AND GROSS MARGIN

Cost of net revenues decreased during the three and six months ended June 30, 2006 as compared to the same periods in the prior year primarily as a result of decreased cost related to our hosted messaging, professional services and our maintenance and support services partially offset by a slight increase from costs related to our software licensing.

•	Software licensing. Software license cost of revenues consists primarily of third-party royalty costs. Software license cost of revenues increased slightly during the three and six months ended June 30, 2006 as compared to the same periods in the prior year primarily due to increased third-party royalty costs related to sales of our Memova Mobile product.

•	Hosted messaging. Hosted messaging cost of revenues consists primarily of costs incurred in the delivery and support of our news group service, including employee related costs, depreciation expenses, Internet co-location and connection fees, hardware maintenance costs as well as other direct and allocated costs. Hosted messaging costs decreased during the three and six months ended June 30, 2006 as compared to the same periods in the prior year primarily due to the sale of the Hosted Assets.

•	Professional services. Professional services cost of revenues consists primarily of employee related and third party contractor costs providing installation, migration, training services and custom engineering for our licensed solutions as well as other direct and allocated indirect costs. Professional services costs decreased during the three and six months ended June 30, 2006 as compared to the same periods in the prior year primarily due to a decrease in employee related costs and a decrease in the use of third-party contractors.

•	Maintenance and support. Maintenance and support cost of revenues consists primarily of employee related and third party contractor costs related to the customer support functions for our licensed solutions as well as other direct and allocated indirect costs. Maintenance and support costs decreased during the three and six months ended June 30, 2006 as compared to the same periods in the prior year primarily due to decreased employee related costs.

Our total gross margin, which is gross profit divided by total net revenue, increased to 56% and 54% during the three and six months ended June 30, 2006, respectively, as compared to 49% and 45% during the three and six months ended June 30, 2005, respectively. These increases were primarily due to the increase in hosted messaging and maintenance and support gross margins as a result of the cost decreases discussed above, partially offset by decreased margins from our software licenses and professional services primarily as a result of the decreased revenue as discussed above.

OPERATING EXPENSES

Total operating expenses decreased during the three and six months ended June 30, 2006 as compared to the same periods in the prior year primarily due to reduced selling and marketing costs, research and development costs, general and administrative expense, restructuring costs and the gain on the sale of our Hosted Assets.

•	Sales and marketing. Sales and marketing expense consists primarily of employee costs, including commissions, as well as travel and entertainment, third party contractor costs, advertising, public relations, other marketing related costs as well as other direct and allocated costs. Sales and marketing expenses decreased during the three months ended June 30, 3006 as compared to the same period in the prior year primarily as a result of a $0.4 million decrease in employee-related costs, as we restructured our sales and marketing staff which decreased by 5 employees from an average of 49 employees in the three months ended June 30, 2005 to an average of 44 employees in the three months ended June 30, 2006 as well as a $0.3 million decrease in facility related costs and a $0.2 million decrease in the use of third-party contractors. These increases were partially offset by $0.1 million of increased commission costs.

During the six months ended June 30, 2006 sales and marketing expenses decreased as compared to the same period in the prior year primarily as a result of a $0.8 million decrease in employee-related costs as we restructured our sales and marketing staff which decreased by 6 employees from an average of 52 employees in the six months ended June 30, 2005 to an average of 46 employees in the six months ended June 30, 2006 as well as a $0.5 million decrease in facility related costs, a $0.2 million decrease in commission costs and a $0.2 million decrease in depreciation expense.

•	Research and development. Research and development expense consists primarily of employee related costs, depreciation and amortization of capital equipment associated with research and development activities, facility related costs, third-party contractor costs as well as other direct and allocated costs. Research and development expenses decreased during the three and six months ended June 30, 2006 as compared to the same period in the prior year primarily as a result of the reduction of employee costs, third party contractors and facility costs in connection with the sale of the Hosted Assets and a decrease in depreciation expense. For the three months ended June 30, 2006, depreciation decreased $0.4 million, employee related costs decreased $0.2 million, the cost of utilizing third party contractors decreased $0.2 million and certain facility costs decreased $0.2 million. Our research and development staff decreased by 10 employees, 9 of which were related to development of the Hosted Assets, from an average of 84 employees in the three months ended June 30, 2005 to an average of 74 employees in the three months ended June 30, 2006.

For the six months ended June 30, 2006, depreciation decreased $2.0 million, employee related costs decreased $0.8 million, the cost of utilizing third party contractors decreased $0.4 million and certain facility costs decreased $0.5 million. Depreciation expenses decreased primarily as a result of the acceleration of depreciation on certain assets we recorded during the six months ended June 30, 2005 related to a messaging provisioning platform after it was determined the assets would be taken out of service before the end of their originally estimated useful life. There was no similar acceleration of depreciation during the six months ended June 30, 2006. Our research and development staff decreased by 16 employees, 11 of which were related to development of the Hosted Assets, from an average of 89 employees in the six months ended June 30, 2005 to an average of 73 employees in the six months ended June 30, 2006.

•	General and administrative. General and administrative expense consists primarily of employee-related costs, fees for outside professional services, insurance and other direct and allocated indirect costs. General and administrative expenses decreased during the three months ended June 30, 2006 as compared to the same period in the prior year primarily due to a $0.2 million decrease in accounting fees, a $0.2 million decrease in depreciation expense as assets reach the end of their depreciable lives and a $0.1 million decrease in employee related costs as our general and administrative staff decreased by 6 employees from an average of 55 employees in the three months ended June 30, 2005 to an average of 49 employees in the three months ended June 30, 2006.

General and administrative expenses decreased during the six months ended June 30, 2006 as compared to the same period in the prior year, primarily due to a $1.2 million decrease in accounting costs primarily as a result of compliance costs incurred in connection with our initial efforts to comply with the attestation requirements of Section 404 of the Sarbanes-Oxley Act during the three months ended March 31, 2005, and a $0.2 million decrease in depreciation expense as assets reach the end of their depreciable lives.

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

•	Restructuring expense. Restructuring expenses consist primarily of employee severance costs as well as facility and operations consolidation and lease termination costs incurred primarily as a result of our restructuring actions. The following table provides additional information with respect to the types of restructuring charges included in our operating expenses for the periods indicated:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2005	2006	$	%	2005	2006	$	%
	(in thousands)
Employee severance benefits	$64	$29	$(35)	-55%	$311	$982	$(671)	316%
Facility and operations consolidations	95	96	1	1%	1,435	58	(1,377)	-96%
Non-core product divestitures	9	—	(9)	-100%	61	—	(61)	-100%

	$168	$126	$(42)	-25%	$1,807	$1,041	$(766)	-42%

During the three and six months ended June 30, 2006, we recorded restructuring expenses totaling $0.1 million and $1.0 million, respectively, primarily related to severance benefits paid to employees terminated in connection with the sale of the Hosted Assets as well as employees terminated in connection with the reorganization of our sales force. At June 30, 2006, we carried a remaining restructuring liability of $0.4 million, the majority of which is expected to be utilized by December 31, 2006.

•	Gain on the Sale of Hosted Assets. On December 14, 2005, we entered into an Asset Purchase Agreement with Tucows for the sale of our Hosted Assets. On January 3, 2006, we completed the sale of our Hosted Assets. Under the Agreement, Tucows also acquired a software license for Memova Messaging and assumed certain contractual liabilities related to the Hosted Assets. Tucows has paid Critical Path $6.3 million in cash of which, $0.8 million was allocated to deferred revenue for future maintenance and support services to be provided by us in connection with the Memova license provided to Tucows under the Asset Purchase Agreement. Tucows will also pay up to an additional $1.8 million by October 31, 2006 if certain post-closing conditions are satisfied by such date.

During the six months ended June 30, 2006, we recorded a gain of approximately $2.0 million associated with the sale of the Hosted Assets. The gain was calculated as follows:

Net proceeds from sale of the Hosted Assets	$5,500
Less: Net assets sold	(2,492)
Transaction costs	(843)
Transition services costs	(194)

Gain on sale of the Hosted Assets	$1,971

Our operating expenses have decreased primarily due to our restructuring activities and efforts to control our costs. We expect that our operating expenses will decline in the remaining six months of 2006 primarily as a result of the restructuring activities undertaken in 2005.

OTHER INCOME, NET

Other income consists primarily of gains and losses on foreign exchange transactions, changes in fair value of the embedded derivative in the Series D preferred stock that we issued in connection with a financing transaction in December 2001 and the changes in fair value of the embedded derivative in the Series F preferred stock warrants that we issued in connection with our 13.9% Notes. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the derivatives to their fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. The following table sets forth the components of other income for the periods indicated.

	Three months ended June 30,		Change
	2005	2006	$	%
	(in thousands)
Foreign exchange gain (loss)	$1,126	$(197)	$(1,323)	-117%
Gain (loss) from changes in the fair value of derivative instruments	1,258	634	(624)	-50%
Other	11	100	89	809%

	$2,395	$537	$(1,858)	-78%

Foreign exchange gain (loss) will change primarily based upon fluctuations in the foreign currency rates between the U.S. dollar and the Euro. During the three and six months ended June 30, 2006, the Euro strengthened against the dollar which generated a loss from foreign currency transactions associated with our international operations. The gain on the change in the fair value of the derivative instruments decreased primarily as a result of the smaller decline in the value of the derivative liability during the three and six months ended June 30, 2006 as compared to the prior periods.

INTEREST EXPENSE, NET

Interest income consists primarily of interest earnings on cash and cash equivalents. Interest expense consists primarily of the interest expense and amortization of issuance costs related to the 13.9% Notes issued in December 2004 and March 2005 and interest on certain capital leases and other long-term obligations. The following table sets forth the components of interest (expense), net for the periods indicated:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2005	2006	$	%	2005	2006	$	%
	(in thousands)
Interest income	$130	$110	$(20)	-15%	$268	$245	$(23)	-9%
5 3/4% Notes	—	—	—	0%	(80)	—	80	-100%
13.9% Notes	(852)	(731)	121	-14%	(1,427)	(1,430)	(3)	0%
Amortization of debt issuance costs	(136)	(228)	(92)	68%	(145)	(452)	(307)	212%
Line of credit facility	—	—	—	0%	(90)	—	90	-100%
Capital leases and other long-term obligations	(49)	(51)	(2)	4%	(93)	(116)	(23)	25%

	$(907)	$(900)	$7	-1%	$(1,567)	$(1,753)	$(186)	12%

PROVISION FOR INCOME TAXES

The provision for income taxes represents the tax on the income generated by certain of our European subsidiaries operations. The provision for income taxes decreased during the three and six months ended June 30, 2006 as compared to the same periods in the prior year primarily due to lower profits being generated in certain of our foreign subsidiaries. Since our inception, we have incurred net operating losses for income tax purposes in the U.S. and have incurred taxes only in those states which levy taxes on a state minimum or franchise tax basis. Additionally, no deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization.

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

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2005	2006	$	%	2005	2006	$	%
	(in thousands)
Accrued dividends	$2,026	$1,899	$(127)	-6%	$4,065	$3,800	$(265)	-7%
Accretion to redemption value and beneficial conversion feature	4,490	1,606	(2,884)	-64%	7,728	3,167	(4,561)	-59%

	$6,516	$3,505	$(3,011)	-46%	$11,793	$6,967	$(4,826)	-41%

Accretion on mandatorily redeemable preferred stock has decreased during the three and six months ended June 30, 2006 as compared to the same periods in the prior year primarily as a result of the conversions of Series E and Series D preferred stock into shares of common stock, at the owners’ election, during 2005. Due to these conversions, the total number of outstanding shares of preferred stock decreased which as a result lowers the amount of dividends that accrue and the outstanding accretion.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. We are currently analyzing whether this new standard will have impact on our financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement (i) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts; (ii) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (iii) permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (iv) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement will be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently analyzing whether this new standard will have impact on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents the hypothetical changes in fair value in the 13.9% Notes at June 30, 2006. The value of the instrument is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (bps), 100 bps and 150 bps over a twelve-month time horizon. The base value represents the estimated traded fair market value of the notes.

	Valuation of borrowing given an interest rate decrease of X basis points			No change in interest rate	Valuation of borrowing given an interest rate increase of X basis points
	150 bps	100 bps	50 bps		50 bps	100 bps	150 bps
	(in thousands)
13.9% Notes	$10,507	$10,488	$10,469	$10,450	$10,431	$10,412	$10,394

As of June 30, 2006, we had cash and cash equivalents of $20.1 million and no investments in marketable securities and our long-term obligations consisted of our $18.0 million three year, 13.9% Notes due December 2007 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty; however, our exposure to foreign currency exchange rate risk is primarily associated with fluctuations in the Euro. We realized a net loss on foreign exchange of $0.2 million and $0.5 million during the three and six months ended June 30, 2006, respectively. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates. An immediate 10% change in foreign currency exchange rates would not have a material effect on our results of operations.

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

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting as of December 31, 2004, have not yet been remediated, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of June 30, 2006. Notwithstanding the material weaknesses described above, based on additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles, management believes the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

We expect that we will need to raise additional capital, initiate other operational strategies and/or revise our existing debt obligations to continue our operations.

If we are unable to significantly increase our revenues, reduce the amount of cash used by our operating activities and generate positive cash flow from our operating activities, we may be required to raise additional funds or undertake additional restructuring initiatives. Additionally, as we approach the December 31, 2007 maturity of $18.0 million principal amount of our 13.9% Notes we anticipate that we will need to restructure our debt or seek additional financing in order to satisfy or delay payment of the 13.9% Notes upon maturity. If we are required to raise additional funds, such financing may not be available in sufficient amounts or on terms acceptable to us. Furthermore, we would need to obtain consent from holders of two-thirds in principal amount of our outstanding 13.9% Notes in order to incur certain types of indebtedness. Additionally, we face a number of challenges in operating our business, including our ability to overcome viability concerns held by our prospective customers given our recent capital needs and the amount of resources necessary to maintain worldwide operations. The delisting of our common stock from the Nasdaq Global Market and concerns about our long-term viability may impair our ability to raise additional capital and may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations. As a result, current and future customers may determine not to do business with us, which would cause our revenues to decline.

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

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in a given European subsidiary for any reason other than the operation of that subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from that subsidiary to any other foreign or domestic account. At June 30, 2006, approximately $14.1 million was held outside of the United States. Our inability to utilize this cash could slow our ability to grow and operate our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline. In addition, approximately $0.2 million of our cash is restricted, primarily to support our letters of credit related to certain facility leases and is therefore unavailable for our operating activities.

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

From time to time we engage in discussions with or receive proposals from third parties relating to a potential change of control of Critical Path.

We may enter into a transaction that constitutes a change of control of Critical Path. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, a merger or a sale of all or substantially all of our assets. While we have no present agreement to engage in any transaction of this type, we will in the future continue to evaluate potential business combinations or strategic transactions which, if consummated, may constitute a change of control and trigger the liquidation preference payments described below.

Our $18.0 million in principal amount of 13.9% Notes and a substantial liquidation preference to the holders of our preferred stock could significantly impact the return to common equity holders.

In the event of liquidation, dissolution, winding up or change of control of Critical Path, we must repay the principal and accrued interest of the 13.9% Notes, and the holders of Series E preferred stock would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such shares before any proceeds from the liquidation, dissolution or winding up is paid with respect to any other Series or class of our capital stock. Accordingly, at June 30, 2006, the approximately 48.8 million shares of Series E preferred stock outstanding had an aggregate liquidation preference of approximately $81.5 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of Series D preferred stock would be entitled to receive the greater of $13.75 per share of Series D preferred stock plus all accrued dividends on such shares (which, as of June 30, 2006, would result in an aggregate liquidation preference of approximately $65.6 million) or $22 per share (which currently would equal a liquidation preference of $77.5 million) before any proceeds from the liquidation, dissolution, winding up or change in control is paid to holders of our common stock. The combined liquidation preference of our Series D and Series E Preferred Stock is $159.0 million. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the holders of the $18.0 million in principal amount of our 13.9% Notes have been repaid and the liquidation preferences of our Series E preferred stock and our Series D preferred stock are paid in full. Consequently, although we would likely be required under applicable law to obtain the separate class approval of the holders of our common stock for a change of control or the sale of all or substantially all of the shares of Critical Path, it is possible that such a transaction could result in all or substantially all of the proceeds of such transaction being distributed to the holders of our 13.9% Notes, Series E preferred stock and Series D preferred stock.

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

As of June 30, 2006, the General Atlantic Investors beneficially own approximately 29.4% of our outstanding securities (which represents approximately 18.1% of the voting power) and the Cheung Kong Investors beneficially own approximately 20.6% of our outstanding securities (which represents approximately 19.5% of the voting power). As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, may have the ability, as shareholders acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could delay or prevent a change in control or depress our stock price.

The General Atlantic Investors and the Cheung Kong Investors also hold a significant portion of our outstanding 13.9% Notes, which require us to obtain their consent before taking certain corporate actions (for example, incurring indebtedness or selling assets) that would not otherwise require the consent of our shareholders. As a result, we may not be able to execute a transaction favored by management or beneficial to our other shareholders if we are not able to obtain their consent.

Our common stock has been delisted from the Nasdaq Global Market and thus the price and liquidity of our common stock has been affected and our ability to obtain future financing may be further impaired.

In November 2005, we were delisted from the Nasdaq Global Market due to noncompliance with Marketplace Rule 4450(b)(4), which requires companies listed to have a minimum bid price of $1.00 per share, and Rule 4450(b)(3), which requires companies listed to maintain a minimum market value of publicly held securities of at least $15 million.

Our common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq Global Market. Consequently, selling our common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

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

Our preferred stock can be converted into common stock at anytime in the discretion of the holder of preferred stock. For example, during the three months ended September 30, 2005, at the request of certain holders of our Series E preferred stock, we converted approximately 2.1 million shares of Series E preferred stock into approximately 2.2 million shares of common stock. As of June 30, 2006, there were approximately 3.5 million shares of Series D preferred stock outstanding, which were convertible into approximately 43.7 million shares of common stock. In addition, we have approximately 48.8 million shares of Series E preferred stock outstanding, which are convertible as of June 30, 2006, at the option of the holders, into approximately 54.3 million shares of common stock. We also have outstanding warrants to purchase 0.4 million shares of Series F preferred stock which, if exercised, would initially be convertible into approximately 3.9 million shares of common stock. Any conversion of our preferred stock into common stock would increase the number of additional shares of common stock that may be sold into the market, which could substantially decrease the price of our common stock.

As the preferred stock accrues dividends, the number of shares of common stock issuable upon conversion will increase, which may increase the dilution to our holders of common stock and further decrease the price of our common stock.

Currently, shares of Series D preferred stock and shares of Series E preferred stock accrue dividends at a rate of 5 3/4% per year. If the maximum amount of dividends accrue on the outstanding shares of Series D preferred stock and Series E preferred stock prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 10.2 million shares to approximately 108.3 million shares of common stock.

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

In addition to the factors set forth above, our GAAP financial results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the six months ended June 30, 2006, we incurred stock-based compensation expense of approximately $0.4 million primarily relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

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

We have in the past evaluated, and will continue to evaluate in the future, the performance of our business operations and, where appropriate, invest further in certain business operations, and reduce investment in or divest other business operations.

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

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the six months ended June 30, 2006, our top ten customers accounted for approximately 42 of our total revenues and for the years ended December 31, 2003, 2004 and 2005, our top 10 customers accounted for approximately 27%, 34% and 35%, respectively, of our total revenues. During the three months ended June 30, 2006, we did not have any customers which accounted for 10% of our total revenue. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

The telecommunications industry during the six months ended June 30, 2006, accounted for approximately 79% of the revenues from our top ten customers whereas for the fiscal years ended December 31, 2003, 2004 and 2005 it accounted for approximately 52%, 57% and 32%, respectively, of the revenues from our top ten customers. If the relative financial performance of our customers deteriorates, it will impact our sales cycles and our ability to attract new business. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer would reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

Competition for the products we provide and services we offer is intense. The primary competitors of our messaging solutions include OpenWave Systems Inc., Sun Microsystems’ Sun ONE software division (formerly iPlanet), Microsoft Corporation, Comverse, Inc., Mirapoint Inc., Symantec, Inc. and IronPort Systems, Inc., as well as a variety of smaller product suppliers. In the market for mobile email services, we primarily compete with small local technology providers and in some market geographics, Seven Networks, Inc., O3sis IT AG and Oz Communications, Inc. In the identity management market, we compete primarily with Sun Microsystems’ Sun ONE software division (formerly iPlanet), IBM Corporation, Microsoft Corporation, Novell Corporation, Siemens Corporation and Computer Associates, as well as various small identity management application vendors. If our existing customers and other consumers prefer the products and services offered by our competitors over ours, our revenues will decline.

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

The messaging industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually develop or introduce and improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to develop new functionality, technology and services that address the increasingly sophisticated and varied needs of prospective customers. If we do not properly identify the feature preferences of prospective customers, or if we fail to deliver email features that meet the standards of these customers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

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

In 2002, we incurred a number of restructuring charges related to the resizing of our business. These efforts included additional facilities and equipment lease terminations, continuing expense management and headcount reductions. In 2003, we continued to restructure our operations, including consolidating some office locations and reducing our global workforce by approximately 175 positions, or approximately 30% of the workforce. In 2004, we expanded our restructuring activities by the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the elimination of approximately 20% of employee positions and reduced use of third party contractors. In 2005, we restructured the lease for, and relocated, our headquarter facilities, and in June 2006 we terminated the lease and entered into a sublease for 15,000 square feet of the same headquarter facilities. In January 2006, we completed the sale of the assets related to our hosted messaging services. We expect to continue to make determinations about the strategic future of our business and operations, and our ability to execute on such plans effectively could affect our future operations. A failure to execute successfully on such plans and to plan appropriately could cause our expenses to continue to outpace our revenues and our financial condition to significantly decline.

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

We derived 77% of our revenues from international sales during the six months ended June 30, 2006 and 63%, 70% and 74% of our revenues from international sales in the years ended December 31, 2003, 2004 and 2005, respectively. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the second quarter of 2006, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $0.34 on April 3, 2006 to $0.19 on June 9, 2006. Our stock price may further decline or fluctuate in response to any number of factors and events, such as a reduction in the liquidity of our common stock as a result of moving from the Nasdaq Global Market to the OTC Bulletin Board, announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, regardless of our operating performance or other factors.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Sublease Agreement dated June 28, 2006 between Critical Path, Inc. and Babcock & Brown LP (1)

10.2	Form of Replacement Stock Option Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(1)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 5, 2006, filed with the Securities and Exchange Commission on July 5, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL PATH, INC.

By:	/s/ James A. Clark
James A. Clark Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: August 14, 2006

Exhibit Index

10.1	Sublease Agreement dated June 28, 2006 between Critical Path, Inc. and Babcock & Brown LP (1)

10.2	Form of Replacement Stock Option Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(1)	This exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 5, 2006, filed with the Securities and Exchange Commission on July 5, 2006.