Form 10-K
period 2006-12-31
CRITICAL PATH INC
filed 2007-04-16
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant was approximately $6,617,318 as of June 30, 2006, based on the closing price of the Common Stock as reported on the OTC Bulletin Board for that date. Shares of common stock held as of June 30, 2006 by each director and executive officer of the Registrant, as well as shares held by each holder of more than 10% of the common stock known to the Registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

There were 37,197,646 shares of the Registrant’s Common Stock issued and outstanding on March 1, 2007.

Critical Path, Inc.

This Annual Report and the following disclosure contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” “proposed,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our ability to operate in the future, our ability to obtain funding, the adequacy of funds to meet anticipated operating needs, our future strategic, operational and financial plans, possible financing, strategic or business combination transactions, anticipated or projected revenues for our overall business or specific parts of our business, expenses and operational growth, markets and potential customers for our products and services, the continued seasonality of our business, development and timing of release of new and upgraded products and service offerings, plans related to sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, our litigation strategy, use of future earnings, the features, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense management, the effect of the repayment of debt, our ability to improve our internal control over financial reporting, and our belief as to our ability to successfully emerge from the restructuring and refocusing of our operations. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, failure to meet sales and revenue forecasts, our management of expenses and restructuring activities, failure to obtain additional financing or to restructure our currently outstanding debt and preferred stock, on favorable terms or at all, the effect of the conversion of our preferred stock, the liquidation preference of our preferred stock, the accrual of dividends for our preferred stock, risks associated with our internal controls over financial reporting and our ability to address any material weaknesses in our internal controls over financial reporting, difficulties of forecasting future results due to our evolving business strategy, the emerging nature of the market for our products and services, turnover within and integration of senior management, board of directors, members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, general economic conditions in markets in which we do business, risks associated with our international operations, inability to predict future trading prices of our common stock which have fluctuated significantly in the past, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

PART I

ITEM 1. BUSINESS

Subsequent Event

In December 2004, we entered into a Note and Warrant Purchase Agreement pursuant to which we issued an aggregate of $18.0 million principal amount of unsecured promissory notes bearing interest at a rate of 13.9% per year (the 13.9% Notes). On March 5, 2007, we entered into an Amendment to Notes (the 13.9% Notes Amendment) with the holders of the 13.9% Notes whereby we agreed with the holders of the 13.9% Notes to extend the maturity date of all of the 13.9% Notes from December 30, 2007 to June 30, 2008. A copy of the 13.9% Notes Amendment was filed with the United States Securities and Exchange Commission in a current report on Form 8-K on March 9, 2007. The remaining provisions of the 13.9% Notes remain in full force and effect unchanged. The terms of the 13.9% Notes and a form of such notes were originally disclosed in our current report on Form 8-K filed on January 3, 2005.

Overview

We deliver software and services that enable the rapid deployment of highly scalable value-added solutions for consumer messaging and identity management. Our messaging and identity management solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs. Our messaging solutions provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. Our identity management solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates, and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, suppliers, and customers.

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

Hosted messaging. Our current hosted messaging offering, branded as SuperNews, provides access to “usenet newsgroups” over the Internet and wireless networks for enterprises, telecommunications operators, and consumers. In 2005, we also offered our messaging solutions as hosted services, where we provided access to and hosted email, personal information management such as calendar, contacts and resource scheduling however, in January 2006, we sold the assets that supported our messaging solutions offered as a hosted service and no longer offer these services.

Professional services. We offer a range of professional services designed to help our customers make more effective use of our products and services. Our licensed messaging and identity management software often requires installation, migration and integration with customers’ existing infrastructure or customization to provide special features or capabilities. In addition, our consultants offer expertise and experience in designing and delivering new services that our customers can use to supplement their own resources.

Maintenance and support. We offer a variety of software support and maintenance plans that enable customers of our licensed software to receive expedited technical support and access to new releases of our software. Typically, customers initially subscribe to these services for one year when purchasing our software and then renew their subscriptions on an annual basis.

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

In 2004, we began to focus our marketing and product development efforts in the messaging market on consumer messaging solutions for service providers. In order to communicate this focus to the marketplace, we introduced a new brand of solutions and new brand image in February 2005. The new brand—Memova®—is used with our messaging solutions, including Memova® Messaging, Memova® Mobile and Memova® Anti-Abuse. The Memova brand is intended to bring with it a more innovative, consumer-oriented image for us, better differentiating us from our competitors and strengthening the market’s perception of us as a provider of mobile and broadband messaging solutions for the consumer mass market.

Our identity management solutions are designed to lower helpdesk costs and create the benefits of increased security and easier implementation of regulatory compliance for an organization’s applications, databases, directories and systems. Identity data, such as names, user ids, passwords, email addresses, phone numbers, group affiliations, roles and access rights are critical to our messaging solutions. This data tends to be scattered throughout disparate systems within organizations, and our solutions allow the data to be consolidated according to highly customizable business rules into a consistent, accurate profile of each user. Then, using customer-specified policies, appropriate portions of this clean identity data are automatically distributed to all applications and systems that depend upon having accurate, up-to-date information about each user. This reduces the need for manual processes, reducing errors and delays that can add costs and make organizations less secure. Our target markets for our identity management solutions include some carriers, enterprises, carrier service providers and governments.

Messaging Solutions

Our messaging solutions include: Memova Messaging, Memova Mobile and Memova Anti-Abuse.

•

Memova® Messaging—An integrated platform for service providers that provides email, as well as other value-added messaging services that are accessible via wireless devices, the web, and desktop email clients, such as Microsoft® Outlook®. Value-added messaging services enabled by the Memova Messaging platform include:

•

Universal Contacts—centrally stores end-user contact lists on the service provider’s network server so that contacts can be integrated with other applications, including email, instant messaging, text messaging and VoIP. The centralized contact list is also universally accessible from any device, including PCs, mobile phones and PDAs and is kept synchronized across applications and devices.

•

Digital Life—enables users to easily exchange photos, videos, music and other multimedia content with members of their online community. The multimedia content is stored on the service provider’s network server and is tied to the user’s universal contact list.

•	Media Mail—enables email users to share very large files without replicating data storage.

Memova Messaging software components, which can be sold individually or bundled to provide specific solutions, such as those described above, include:

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

•

Memova® Mobile—Allows delivery of low-cost “push” email to simple, inexpensive mass-market mobile telephones that support MMS. Consumers can choose to have selected email messages from any POP, IMAP or webDAV-enabled email account pushed to their mobile phone, and they can select which senders to allow on the mobile device. The Memova® Mobile solution offers simplified configuration, using standard text messages or a Web/WAP-based user interface. No software installation is required on the handset. In February 2006, we announced an extension of Memova Mobile, that allows simple content discovery from a mobile device and the ability to push content, such as music, blogs, news and other multimedia content—in addition to email—to inexpensive mass-market mobile devices based on user subscriptions to the specific content.

•

Memova® Anti-Abuse—Provides protection against spam, viruses and other malicious attacks before they can enter or exit the end-customer’s mail system. For convenience, the product is offered as an appliance and combines sophisticated mail traffic shaping with third-party content analysis to deliver a high overall abuse capture rate at a low total cost of ownership. Additionally, we offer premium third-party software services as a deployment option for our messaging customers.

•

In late 2004 we launched the first release of the Memova® Anti-Abuse Appliance (branded as the A-1000), which features Critical Path traffic management capabilities and integrated third-party anti-virus and anti-spam protection. More than sixteen global service providers and large enterprise customers have implemented the A-1000 appliance since its initial release.

•

In the second quarter of 2006, we introduced the C-2000 appliance. The Memova® Anti-Abuse C-2000 is a premium anti-abuse offering targeted at service providers and enterprises who wish to offer their customers a higher level of anti-spam protection with the additional benefit of anti-phishing protection.

•

In the fourth quarter of 2006, we introduced the A-1200 appliance. The Memova® Anti-Abuse A-1200 is an entry level anti-abuse offering targeted at service providers and enterprises who wish to offer their customers a basic level of anti-spam and anti-virus protection at high scale and data throughput.

We currently offer messaging solutions as licensed software for on-premise deployment. Our licensed software and professional consultants help customers integrate products into their other applications and systems and offer a wide range of options for customization. In 2005,our messaging solutions were available as both licensed software and as hosted services. In January 2006, we completed the sale of certain assets related to the hosting portion of our email messaging solutions (the Hosted Assets) to Tucows.com Co. (Tucows). As a result, we no longer intend to provide our email messaging solutions on a hosted basis.

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

•

Wireless Carriers and Telecommunications Providers—We believe that wireless carriers are looking for ways to deliver differentiated services that will spur consumption of data and voice traffic, enable new premiums to be charged, attract new subscribers and retain subscribers longer. We offer a broad range of rich, integrated messaging and collaboration applications as well as identity management infrastructure that work together to share and process data. With a proven ability to scale up to millions of subscribers per installation and a dedication to open standards that provide extensibility and investment protection, our software enables carriers to deliver a wide range of customized services, such as email, personal information management, premium MMS and SMS services, and unified communications, to both consumers and business users from a single platform.

•

Broadband Companies and Service Providers—We believe that broadband providers such as cable, satellite and DSL operators are continually looking to offer differentiated services that can take advantage of the high bandwidth they are providing to their subscribers. Our messaging solutions enable multimedia content to be integrated with rich messaging and collaboration applications designed to create premium services that attract new subscribers, increase loyalty and retain subscribers longer. We believe ease of deployment of our software enables providers to reliably and incrementally roll out new services as their business expands. Our scalability can handle growing subscriber bases smoothly.

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

Information regarding customers and sales by geographic area is included in Note 15—Product and Geographic Information in the Notes to Consolidated Financial Statements.

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

Competition

Although we are not aware of any one company that directly competes with every one of our products and services, we face a different set of competitors in each of our lines of business. The primary competitors of our messaging solutions include OpenWave Systems Inc., Sun Microsystems’ Sun ONE software division (formerly iPlanet), Microsoft Corporation, Comverse, Inc., Mirapoint Inc. and IronPort Systems, Inc., as well as a variety of smaller product suppliers. In the market for mobile email services, we are competing in an emerging market and face new competitors as the market develops. We currently compete with Comverse, Inc., OpenWave Systems, Inc., Seven Networks, Inc. and Oz Communications, Inc. as well as with small, local technology providers such as O3sis IT AG, Inexbee and Axis Mobile however; we expect to encounter competition from Microsoft Corporation, Yahoo! Inc. and Google Inc. in the future as they seek to mobilize their existing portal services. In the identity management market, we compete primarily with Sun Microsystems’ Sun ONE software division (formerly iPlanet), IBM Corporation, Microsoft Corporation, Novell Corporation, Siemens Corporation and Computer Associates, as well as various small identity management application vendors.

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

Technology

Messaging

Our suite of Memova solutions for messaging (comprised of Memova Messaging, Memova Mobile and Memova Anti-Abuse) includes a range of tools and software development kits, or SDKs, that provide extensive customization and easy integration with third-party technologies. These components can be used on a standalone basis or together in many combinations, enabling us to deliver flexible solutions. Our Memova solutions operate on Sun Microsystems’ Solaris and Red Hat’s distribution of the Linux operating system. Additional support is available in some components on HP’s HP-UX IBM’s AIX and Microsoft’s Windows operating systems.

We separate the construction and presentation of user interfaces for each application into a separate, highly extensible application server framework called Presentation Server. This approach enables the creation of customized, personalized application user interfaces to the Memova solution components and third-party technologies through a powerful SDK. It offers mixed mode communications, so that services can be accessed from a multitude of devices ranging from the desktop, laptop, PDA, mobile handset or telephone using text, voice, and video. The Presentation Server is based on Java 2 Enterprise Edition, or J2EE, and Java Server Pages, or JSP, technologies, and supports Hypertext Markup Language, or HTML, Wireless Markup Language, or WML, VoiceXML and a range of other interface markup languages.

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

Our Messaging Server is a scalable, standards-based, messaging server with a powerful native POP/IMAP mail store and SMTP relay. Its advanced architecture allows single or multiple domains to be split over multiple servers, distributed geographically as well as setup as clusters. It also has support for security features including secure-socket-layer, or SSL as well as anti-virus and anti-spam filtering.

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

At the core of our Meta-Directory technology is an engine for gathering data about users from a variety of business systems, including the various components of our Memova solutions. Our Meta-Directory comes with plug-in “connectors” for a wide range of systems including Sybase’s SQL Server, Microsoft’s Exchange, Lotus Notes, and products from Oracle Corporation (including systems developed by the former Peoplesoft Corporation and Siebel Systems, now a part of Oracle Corporation) and mainframe applications. It also connects to all of the major directory systems on the market, including Critical Path’s Directory Server, Microsoft’s Active Directory, Novell’s eDirectory and iPlanet’s Directory Server. Meta-Directory also includes a powerful SDK that enables the development of custom connectors using Perl, Java, XML and SOAP, freeing customers from having to learn proprietary scripting languages. Critical Path’s Directory and Meta-Directory both incorporate security technology like SSL for secure transport and authentication.

We also offer a layered application called Critical Path Password Management. This software provides easy-to-use graphical interfaces for managing multiple passwords from a centralized location.

Research and Development

Our products and services are primarily based on systems that were internally developed or acquired through acquisitions.

We invested $9.8 million, $15.3 million and $21.0 million in research and development in 2006, 2005 and 2004, respectively, or 30%, 32% and 33% our total operating expenses for such periods. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our products and services. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our products and services. The failure to adapt to such changes would harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to undertake substantial expenditures to modify or adapt our services or infrastructure.

Intellectual Property

We regard the protection of our trade secrets, patents, patent applications, copyrights and trademarks as critical to our success. We rely on a combination of statute, common law and contractual restrictions to establish and protect our proprietary rights and developed intellectual property in our product and service offerings. We have filed several patent applications covering features of the Memova® Mobile product offering. We have entered into proprietary information and invention assignment agreements with our employees, contractors and consultants, and nondisclosure agreements with customers, partners and third parties to whom we disclose confidential and proprietary information. Despite our efforts in this regard, former employees or third parties may infringe or misappropriate our proprietary rights that could harm our business. The validity, enforceability and scope of protection of our intellectual property can be tested and in some areas is still evolving.

We have registered “Critical Path” “Memova” and “Messages That Matter” as trademarks in the United States. We have also registered and used “Critical Path” and “Memova” in a variety of foreign countries where we have operations or do business. We plan to continue to enforce those marks and other trademarks in both the United States and internationally, although protection of the marks cannot be assured.

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

Employees

At December 31, 2006, we had 246 employees, including 84 in services and operations, 38 in sales and marketing, 75 in research and development and 49 in general corporate and administration. Our employee base decreased by 85 employees from December 31, 2005 primarily due to the sale of the Hosted Assets in January 2006. As a result of the sale, approximately 35 employees were transferred to Tucows and approximately 18 positions related to the support of the Hosted Assets were eliminated because they were not acquired by nor transferred to Tucows as part of the sale. Our future success depends, in significant part, upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified and experienced technical, sales and managerial personnel. Competition for such personnel can be intense, and we cannot guarantee that we can retain our key technical and managerial employees or that we will be able to attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Government Regulation

Although there are currently a limited number of laws and regulations directly applicable to the Internet and the operation of commercial messaging services, it is probable that laws and regulations will continue to be adopted with respect to the Internet or commercial email services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online and mobile email may prompt calls for more stringent consumer and copyright protection and privacy laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may impair the growth of the

Internet or commercial online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise harm our business, operating results and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet could harm our business, operating results and financial condition.

Certain of our service offerings include operations subject to the Digital Millennium Copyright Act of 1998, or DMCA. We have expended resources and implemented processes and controls in order to remain in compliance with DMCA, but there can be no assurance that our efforts will be sufficient or new legislation and case law will not affect the operation of and liability associated with a portion of our services.

Geographic Information

A summary of domestic and international financial data is set forth in Note 15—Product and Geographic Information in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. A discussion of factors potentially affecting our domestic and international operations is set forth in Item 1A. Risk Factors of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

If we are unable to significantly increase our revenues, reduce the amount of cash used by our operating activities and generate positive cash flow from our operating activities, we may be required to raise additional funds or undertake additional restructuring initiatives to continue our operations. Additionally, as we approach the June 30, 2008 maturity of the $18.0 million principal amount of our 13.9% Notes we anticipate that we will need to restructure our debt or seek additional financing in order to satisfy or delay payment of the 13.9% Notes upon maturity. We will also be required to redeem our outstanding preferred stock in July 2008, which could require us to pay a substantial amount of cash to our holders of preferred stock. As we approach the redemption date, we anticipate that we may need to modify the terms of our preferred stock to delay redemption of our preferred stock. The holders of a majority of our outstanding preferred stock consist of the holders of a majority of our 13.9% Notes .Our ability to incur additional indebtedness, which financing may not be available in sufficient amounts or on terms acceptable to us, requires consent from the holders of two-thirds in principal amount of our outstanding 13.9% Notes and our preferred stockholders. The delisting of our common stock from the Nasdaq Global Market also impairs our ability to raise additional capital. Additionally, we face a number of challenges in operating our business, including our ability to overcome viability questions raised to our prospective customers by our competitors given our current capital needs.

We have a history of losses, expect continuing losses and may never achieve profitability.

We have not achieved profitability on a U.S. GAAP basis in any period and expect to continue to incur net losses in accordance with generally accepted accounting principles for the foreseeable future. In addition, we intend to continue to spend resources on maintaining and strengthening our business, and this may, in the near term, cause our operating expenses to increase and our operating results to decline.

In past quarters, we have spent heavily on technology and infrastructure development. We may continue to spend substantial financial and other resources to further develop and introduce new messaging solutions, and to improve our sales and marketing organizations, strategic relationships and operating infrastructure. We expect that our cost of revenues, sales and marketing expenses, general and administrative expenses, operations, research and customer support expenses and depreciation and amortization expenses could increase in absolute dollars and may increase as a percent of revenues. In future periods, we may also incur significant non-cash charges related to stock-based compensation. If revenues do not correspondingly increase, our operating results could decline. If we continue to incur net losses in future periods, we may not be able to retain employees, or fund investments in capital equipment, sales and marketing programs, and research and development to successfully compete. We also may never obtain sufficient revenues to exceed our cost structure and achieve profitability. In the event we are unable to improve our financial condition, current and future customers may determine not to do business with us which would cause our revenues to further decline. If we do achieve profitability, we may not be able to sustain or increase profitability in the future.

Certain of our cash resources are not readily available for our operations.

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in a given European subsidiary for any reason other than the operation of that subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from that subsidiary to any other foreign or domestic account. At December 31, 2006, approximately $8.8 million was held outside of the

United States. Our inability to utilize this cash could slow our ability to operate and grow our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline.

Our failure to continue to carefully manage expenses could require us to use substantial resources and cause our operating results to decline.

In the past, our management of operational expenses, including the restructurings of our operations, have placed significant strain on managerial, operational and financial resources and contributed to our history of losses. In addition, we may need to improve or replace our existing operational, customer service and financial systems, procedures and controls and incur incremental costs of compliance with legislation, such as the Sarbanes-Oxley Act of 2002. Any failure to properly manage these systems and procedural transitions or these incremental compliance costs could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. If we cannot manage restructuring activities and expenses effectively, our business and operating results could decline.

Our $18.0 million in principal amount of 13.9% Notes and a substantial liquidation preference to the holders of our preferred stock could significantly impact the return to common equity holders.

In the event of liquidation, dissolution, winding up or change of control of Critical Path, we must repay the principal and accrued interest of the 13.9% Notes and satisfy the liquidation preferences of our outstanding preferred stock. The holders of Series E Redeemable Convertible Preferred Stock (Series E preferred stock) would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such shares before any proceeds from a liquidation, dissolution or winding up is paid with respect to any other series or class of our capital stock. Accordingly, at December 31, 2006, the approximately 48.8 million shares of Series E preferred stock outstanding had an aggregate liquidation preference of approximately $83.6 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of the approximately 3.5 million shares of outstanding Series D Cumulative Redeemable Convertible Preferred Stock (Series D preferred stock) would be entitled to receive the greater of $13.75 per share of Series D preferred stock plus all accrued dividends on such shares (which, as of December 31, 2006, would result in an aggregate liquidation preference of approximately $67.3 million) or $22 per share (which currently would equal a liquidation preference of $77.5 million) before any proceeds from the liquidation, dissolution, winding up or change in control is paid to holders of our common stock. The combined liquidation preference of our Series D and Series E preferred stock is $161.1 million. We also would be required to satisfy the liquidation preference of our Series F Redeemable Convertible Preferred Stock (Series F preferred stock) however, as of December 31, 2006, there were no shares of Series F preferred stock outstanding, but there are outstanding warrants to purchase an aggregate of 0.4 million shares of Series F preferred stock. As of December 31, 2006, the aggregate amount of outstanding principal and interest on our 13.9% Notes was $23.4 million. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the holders of the $18.0 million in principal amount of our 13.9% Notes have been repaid and the liquidation preferences of our preferred stock are paid in full. Consequently, although we would likely be required under applicable law to obtain the separate class approval of the holders of our common stock for a change of control or the sale of all or substantially all of the shares of Critical Path, it is possible that such a transaction could result in all or substantially all of the proceeds of such transaction being distributed to the holders of our 13.9% Notes and our preferred stock.

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

As of December 31, 2006, the General Atlantic Investors beneficially own approximately 29.7% of our outstanding securities (which represents approximately 18.4% of the voting power) and the Cheung Kong Investors beneficially own approximately 15.5% of our outstanding securities (which represents approximately 13.0% of the voting power). As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, may have the ability, as shareholders acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could delay or prevent a change in control or depress our stock price.

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

Our preferred stock can be converted into common stock at anytime in the discretion of the holder of preferred stock. For example, during the three months ended September 30, 2005, at the request of certain holders of our Series E preferred stock, we converted approximately 2.1 million shares of Series E preferred stock into approximately 2.2 million shares of common stock. As of December 31, 2006, there were approximately 3.5 million shares of Series D preferred stock outstanding, which were convertible into approximately 44.9 million shares of common stock. In addition, we have approximately 48.8 million shares of Series E preferred stock outstanding, which are convertible as of December 31, 2006, at the option of the holders, into approximately 55.7 million shares of common stock. We also have outstanding warrants to purchase 0.4 million shares of Series F preferred stock which, if exercised, would initially be convertible into approximately 3.9 million shares of common stock. Any conversion of our preferred stock into common stock would increase the number of additional shares of common stock that may be sold into the market, which could substantially decrease the price of our common stock.

As the preferred stock accrues dividends, the number of shares of common stock issuable upon conversion will increase, which may increase the dilution to our holders of common stock and further decrease the price of our common stock.

Currently, shares of Series D preferred stock and shares of Series E preferred stock accrue dividends at a rate of 5 3/4% per year. If the maximum amount of dividends accrue on the outstanding shares of Series D preferred stock and Series E preferred stock prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 7.7 million shares to approximately 108.3 million shares of common stock. Further, if we are legally unable to redeem the Series E preferred stock and our Series D preferred stock on the redemption date, the value of these preferred shares will continue to accrue dividends and be convertible into an even greater number of shares until such time as they are converted or redeemed.

We will be required to redeem our outstanding preferred stock in July 2008, which could require us to pay a substantial amount of cash to our holders of preferred stock.

We will be required to redeem our outstanding shares of our Series D preferred stock, Series E preferred stock and Series F preferred stock, to the extent any Series F preferred stock is outstanding, in July 2008 to the extent that we have cash legally available to pay for the redemption as determined in accordance with applicable law. We anticipate that we may need to modify the terms of our preferred stock to delay redemption of our preferred stock. However, we may be unable to modify these terms or do so on new terms reasonably acceptable to us. The amount we are required to pay for these shares will be equal to the accreted value of the shares at the time of redemption. As of the redemption date in July 2008, the redemption price per share that we will be required to pay will be $20.58 per share of Series D preferred stock, $1.84 per share of Series E preferred stock and $14.00 plus any accrued dividends per share of Series F preferred stock. If no holders of shares of our preferred stock elect to convert their shares into common stock prior to the redemption date, we would be required to pay an aggregate of $162.5 million in order to redeem the outstanding shares of preferred stock in July 2008. If we do not meet specified criteria under applicable law that allows a corporation to use its cash to redeem outstanding shares of capital stock, we will not be allowed to redeem these shares in July 2008. If we are legally unable to redeem our outstanding preferred stock on the redemption date, the redemption cost of these outstanding preferred shares will continue to increase as these shares will continue to accrue dividends until the shares are either converted or redeemed. Any cash payments we are required to make to redeem our outstanding preferred stock could harm our ability to operate and grow our business or reach our business objectives.

From time to time we engage in discussions with or receive proposals from third parties relating to a potential change of control of Critical Path.

We may enter into a transaction that constitutes a change of control of Critical Path. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, a merger or a sale of all or substantially all of our assets. We will in the future continue to evaluate potential business combinations or strategic transactions which, if consummated, may constitute a change of control and trigger the repayment of outstanding debt and liquidation preference payments described below.

Our common stock is listed on the OTC Bulletin Board, and thus the liquidity of our common stock is low and our ability to obtain future financing may be further impaired.

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

Management through, in part, the documentation, testing and assessment of our internal control over financial reporting has concluded in the past that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2004. Management has not performed similar documentation, testing and assessments of our internal control over financial reporting as of December 31, 2005 or as of December 31, 2006, because we are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. However, we take disclosure controls and procedures seriously and have taken certain actions to begin to address those material weaknesses which were identified in connection with the assessment of our internal controls undertaken as of December 31, 2004. Our inability to remedy our material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of our common stock. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

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

In addition to the factors set forth above, our GAAP financial results have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the year ended December 31, 2006, we incurred stock-based compensation expense of approximately $[0.6 million] primarily relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

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

We have in the past evaluated, and will continue to evaluate in the future, the strategic value of our business operations and, where appropriate, invest further in certain business operations, and reduce investment in or divest other business operations.

In the past, we have elected to divest or discontinue certain business operations through termination, sale or other disposition. For example, in January 2006, we sold substantially all of the assets relating to our hosted messaging business which contributed to a decline in our revenues for the year ending December 31, 2006 as compared to the previous year ending December 31, 2005. Furthermore, we may choose to divest certain business operations based on our management’s perception of their strategic value to our business, even if such operations have been profitable historically. Decisions to eliminate or limit certain business operations have involved in the past, and could in the future involve, the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.

A limited number of customers and markets account for a high and increasing percentage of our revenues and if we lose a major customer, are unable to attract new customers, or the markets which we serve suffer financial difficulties, our revenues could decline.

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the years ended December 31, 2006, 2005 and 2004, our top ten customers accounted for approximately 41%, 35% and 34%, respectively, of our total revenues. During the year ended December 31, 2006, we did not have any customers which accounted for 10% or more of our total revenues. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

The telecommunications industry during the years ended December 31, 2006, 2005 and 2004, accounted for approximately 74%, 32% and 57%, respectively, of the revenues from our top ten customers. If the relative financial performance of our customers deteriorates, it will impact our sales cycles and our ability to attract new business. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer would reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

Competition for the products we provide and services we offer is intense. Although we are not aware of any one company that directly competes with every one of our products and services, we face a different set of competitors in each of our lines of business. The primary competitors of our messaging solutions include OpenWave Systems Inc., Sun Microsystems’ Sun ONE software division (formerly iPlanet), Microsoft Corporation, Comverse, Inc., Mirapoint Inc. and IronPort Systems, Inc., as well as a variety of smaller product suppliers. In the market for mobile email services, we are competing in an emerging market and face new competitors as the market develops. We currently compete with Comverse, Inc., OpenWave Systems, Inc., Seven Networks, Inc. and Oz Communications, Inc. as well as with small, local technology providers such as O3sis IT AG, Inexbee and Axis Mobile however; we expect to encounter competition from Microsoft Corporation, Yahoo! Inc. and Google Inc. in the future as they seek to mobilize their existing portal services. In the identity management market, we compete primarily with Sun Microsystems’ Sun ONE software division (formerly iPlanet), IBM Corporation, Microsoft Corporation, Novell Corporation, Siemens Corporation and Computer Associates, as well as various small identity management application vendors. If our existing customers and other consumers prefer the products and services offered by our competitors over ours, our revenues will decline.

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

The messaging industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually develop or introduce and improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to develop new functionality, technology and services that address the increasingly sophisticated and varied needs of prospective customers. We believe that revenue from our Memova applications, for example the Memova Mobile application that we launched in the first quarter of 2005, is an important source of future revenues and we have made significant investments in their development. However, revenues from our Memova Mobile application from initial launch in the first quarter of 2005 to date have been immaterial. If we do not properly identify the feature preferences of prospective customers, or if we fail to deliver email features that meet the standards of these customers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

We have experienced significant turnover of senior management and our current management team has been together for a limited time, which could slow the growth of our business and cause our operating results to decline.

Throughout 2006, 2005 and 2004, we announced a series of changes in our management that included the departure of senior executives and changes in our board of directors. Two of our executive officers departed in 2006, two of our directors joined us in 2005 and many of the members of our current board of directors and senior executives joined us in 2004. Further, we may continue to make additional changes to our senior management team. If our new management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives, which could slow the growth of our business and cause our operating results to decline. For these reasons, our shareholders may lose confidence in our management team and decide to dispose of our common stock, which could cause the price of our common stock to decline.

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

In 2004, we restructured several significant contracts, consolidated certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay Area, eliminated approximately 20% of employee positions and reduced use of third-party contractors. In 2005, we restructured the lease for, and relocated, our headquarter facilities. In 2006, we completed the sale of the assets related to our hosted messaging services, terminated our headquarters’ facility lease, reduced the amount of space for our headquarters facility and entered into a sublease of the same headquarter facilities, and most recently in the fourth quarter of 2006, we moved our U.S. based accounting operations from our headquarters facility to Dublin, Ireland. We expect to continue to make determinations about the strategic future of our business and operations, and our ability to execute on such plans effectively could affect our future operations. A failure to execute successfully on such plans and to plan appropriately could cause our expenses to continue to outpace our revenues and our financial condition to significantly decline.

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

We currently license many third-party technologies and may need to license further technologies, which could delay and increase the cost of product and service developments, expose us to increased risk of third-party infringement claims, and could cause our business and operating results to suffer.

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

We selectively incorporate or distribute with our software solutions third-party software components licensed under so-called “open source” licenses. Some of these licenses contain requirements that the source code to the modifications or derivative works we create using the open source software must be made available under the terms of a particular open source license granting licensees rights in addition to our commercial licenses. Further, if we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to make the source code of our proprietary software available to licensees at no charge. In addition, because technical support is not generally available for most open source software and licensors generally do not provide warranties or controls on the origin of open source software, there is a potential for added development costs and potentially greater risk of infringement claims than using third-party commercial software. If we are required to release our proprietary source code or if a third party claims we have infringed its intellectual property rights by using open source software code, our business and financial performance could suffer.

In addition, we may fail to integrate successfully any licensed or hosted technology into our services. These third-party in-licenses may expose us to increased risks, including risks related to the integration of new technology, potential patent and copyright infringement issues, the diversion of resources from the development of proprietary technology, and an inability to generate revenues from new or existing technology sufficient to offset associated acquisition and maintenance costs. In addition, an inability to obtain or use needed licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. Any delays in services or integration problems could hinder our ability to retain and attract customers and cause our business and operating results to suffer.

Unplanned system interruptions and capacity constraints could reduce our ability to provide services and could harm our business reputation.

Our customers have, in the past, experienced some interruptions in our hosted services. We believe that these interruptions will continue to occur from time to time. Our ability to retain existing customers and attract new customers will suffer and our revenues will decline if we experience frequent or long system interruptions that result in the unavailability or reduced performance of systems or networks or reduce our ability to provide usenet newsgroup hosting services. We expect to experience occasional temporary capacity constraints due to unanticipated sharply increased traffic, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, our ability to retain existing customers and attract new customers could suffer dramatically and our revenues would decline.

Changes in the regulatory environment for the operation of our business or those of our customers could pose risks.

Few laws currently apply directly to activity on the Internet and the messaging business; however, new laws are proposed and other laws made applicable to Internet communications every year. In particular, the operations of our business face risks associated with privacy, confidentiality of user data and communications, consumer protection, taxation, content, copyright, trade secrets, trademarks, antitrust, defamation and other legal issues. In particular, legal concerns with respect to communication of confidential data have affected our financial services and health care customers due to newly enacted federal legislation. The growth of the industry and the proliferation of Internet-based messaging devices and services may prompt further legislative attention to our industry and thus invite more regulatory control of our business. The imposition of more stringent protections or new regulations and application of laws to our business could burden our company and those with which we do business. Any decreased generalized demand for our services or the loss of, or decrease, in business by a key partner due to regulation or the expense of compliance with any regulation, could either increase the costs associated with our business or affect revenue, either of which could cause our financial condition or operating results to decline. Certain of our service offerings include operations subject to the Digital Millennium Copyright Act of 1998 and the European Union’s recent privacy directives. Our efforts to remain in compliance with DMCA and the EU privacy and data directives may not be sufficient. New legislation and case law may also affect our products and services and the manner in which we offer them, which could cause our revenues to decline.

In addition, the applicability of laws and regulations directly applicable to the businesses of our customers, particularly customers in the fields of banking and health care, will continue to affect us. The security of information about our customers’ end-users continues to be an area where a variety of laws and regulations with respect to privacy and confidentiality are enacted. As our customers implement the protections and prohibitions with respect to the transmission of end user data, our customers will look to us to assist them in remaining in compliance with this evolving area of regulation. In particular, in the United States, the Gramm-Leach-Bliley Act contains restrictions with respect to the use and protection of banking records for end-users whose information may pass through our system and the Health Insurance Portability and Accountability Act contains provisions that require our customers to ensure the confidentiality of their customers’ health care information. In Europe, the EU Directive on Data Protection and laws implementing it enacted by the European member states place restrictions on the collection, use and transfer of any personal data of EU residents.

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

As a provider of usenet newsgroup hosting, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via our services. We do not screen the content generated by our users or their customers, and we could be exposed to liability with respect to this content. Furthermore, some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. In some instances, we may be subject to criminal liability in connection with Internet content transmission.

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

We rely on a combination of trademark, copyright and trade secret laws, contractual restrictions, such as confidentiality agreements and licenses, and patents to establish and protect our proprietary rights, which we view as critical to our success. Our ability to compete and grow our business could suffer if these rights are not adequately protected. Despite the precautionary measures we take, unauthorized third parties may infringe or copy portions of our services or reverse engineer or obtain and use information that we regard as proprietary, which could harm our competitive position and market share. In addition, we have a number of patents issued and several patents pending in the United States and may seek additional patents in the future. However, the status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. We do not know if our patent applications or any of our future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents we have received or will receive will be challenged or invalidated.

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

In addition, the laws of some foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology. Additionally, we cannot be certain that our products do not infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed at filing and in some cases until the patent is issued, applications may have been filed which relate to our software products.

If we do not successfully address the risks inherent in the conduct of our international operations, our revenues and financial results could decline.

We derived 77%, 74% and 70% of our revenues from international sales in the years ended December 31, 2006, 2005 and 2004, respectively. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

The use of our net operating losses could be limited if an “ownership change” is deemed to have occurred during the preceding three-year period as a result of, for example, the issuance of Series E preferred stock upon conversion of the 10% Notes, the amendment to the terms of the Series D preferred stock or the exercise of the subscription rights. In general, under applicable federal income tax rules, an “ownership change” is considered to have occurred if the percentage of the value of our stock owned by our “5% shareholders” increased by more than 50 percentage points over the lowest percentage of the value of our stock owned by such shareholders over the preceding three-year period.

Due to the fact that a full valuation allowance has been provided for the net deferred tax asset relating to our net operating losses, we have never analyzed whether events such as the issuance of Series E preferred stock upon conversion of the 10% notes, the amendment to the terms of the Series D preferred stock or the exercise of the subscription rights in the rights offering caused us to undergo an ownership change for federal income tax purposes.

If such an ownership change were considered to have occurred, our use of our pre-change net operating losses would generally be limited annually to the product of the long-term tax-exempt rate as of the time the ownership change occurred and the value of our company immediately before the ownership change. (The long-term tax-exempt rate as of December 2006 was 4.90%.) This could increase our federal income tax liability if we generate taxable income in the future. There can be no assurance that the Internal Revenue Service would not be able to successfully assert that we have undergone one or more ownership changes in the preceding three-year period.

Changes in accounting rules for employee stock options could significantly impact our financial results.

Accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board (FASB) and other agencies have finalized changes to U.S. generally accepted accounting principles (U.S. GAAP) that require us to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could significantly harm our net results. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

Our stock price has demonstrated volatility and overall declines during recent quarters and continued volatility in the stock market may cause further fluctuations and/or decline in our stock price.

The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the fourth quarter of 2006, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $0.18 per share on October 17, 2006 to $0.11 per share on December 26, 2006. Our stock price may further decline or fluctuate in response to any number of factors and events, such as a reduction in the liquidity of our common stock as a result of moving from the Nasdaq Global Market to the OTC Bulletin Board, announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, regardless of our operating performance or other factors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the materially important facilities that we currently lease:

Location	Square feet	Lease term	Lease expiration	Option to renew	Primary use
San Francisco, California	6,965	5 years	June 28, 2008	No	Corporate headquarters: selling, marketing, research and development, operations and general and administrative

Toronto, Canada	9,789	5 years	June 30, 2012	No	Marketing, research and development and operations

Dublin, Ireland	23,995	15 years	July 4, 2014	No	Selling, marketing, research and development, general and administrative

Turin, Italy	5,382	6 years	October 1, 2007	No	Selling, marketing and general and administrative

In addition to the facilities listed above, we also lease other facilities in the United States and Europe. In the United States, we lease other facilities in the states of California, Georgia and Washington D.C., which are used primarily for selling, marketing and general and administrative purposes. In Europe, we lease other facilities in Britain, France, Germany, Italy, Spain and Sweden, which are used primarily for selling, marketing, research and development and general and administrative purposes. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

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

Action in the Superior Court of San Diego. In April 2006, we were added as a named defendant in a lawsuit previously filed by a former shareholder of Extricity, Inc. against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us and various other unnamed defendants. In February 2007, the plaintiff filed a third amended complaint, which for the first time contains certain allegations and claims raised against us. The complaint alleges that certain of the named defendants including us, as Peregrine’s customers, engaged in fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with U.S. GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Extricity’s merger with Peregrine. We believe the allegations continue to be without merit. We are in the process of demurring to all claims and intend to defend ourselves vigorously. We have not recorded a liability against this claim as of December 31, 2006.

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed against us, and certain of our former officers and directors and underwriters connected with our initial public offering (IPO) of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased our common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased our common stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. We have reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by us and no admission of liability. The settlement has been preliminarily approved by the Court. However, the settlement is subject to final approval by the Court which has not yet occurred. We have not recorded a liability against this claim as of December 31, 2006.

Cable & Wireless Liquidating Trust. In December 2005, we were named in a complaint for avoidance and recovery of preferential transfers filed by Cable & Wireless Liquidating Trust, or the Trust, in respect of the Trust’s claim that Cable & Wireless, USA, Inc. made a preferential payment to the Company of approximately $1.1 million within the 90-day preference period before Cable & Wireless filed for bankruptcy protection. We settled this claim in October 2006, recorded an expense of $0.3 million and paid the amount to the Trust.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 13, 2006, we held our Annual Meeting of Shareholders to vote upon the following proposals:

(1) Elect six directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified; and

(2) Ratify the audit committee’s appointment of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the 2006 fiscal year.

Each of the proposals listed above passed with the following votes as set forth in the tables below:

		Common stock		Series D preferred stock		Series E preferred stock
		For	Withheld	For	Withheld	For	Withheld
Proposal (1)	Mark J. Ferrer	25,990,707	87,484	14,171,049	—	30,177,804	4,136
	Mario Bobba	25,904,194	173,997	14,171,049	—	30,177,804	4,136
	Edmond Ip Tak Chuen	25,899,320	178,871	14,171,049	—	30,177,723	4,217
	Ross M. Dove	25,897,530	180,661	14,171,049	—	30,177,723	4,217
	Frost R.R. Prioleau	25,898,323	179,868	14,171,049	—	30,177,723	4,217
	Michael J. Shannahan	25,898,920	179,271	14,171,049	—	30,177,804	4,136

Mr. Tom Tinsley’s term as a director continued after the meeting as the designee of the Series D preferred stock.

		For	Against	Abstain
Proposal (2)	Common stock	25,903,799	153,089	21,303
	Series D preferred stock	14,171,049	—	—
	Series E preferred stock	30,165,840	16,000	100

There were no broker non-votes for any of the proposals.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was traded on the Nasdaq Global Market under the symbol “CPTH” from March 1999 to November 2005. Since November 2005, our common stock has been traded on the OTC Bulletin Board under the symbol “CPTH.” For the periods indicated from the fiscal quarter ended March 31, 2005 to the fiscal quarter ended September 30, 2005, the following table presents the high and low sale price per share of our common stock as reported on the Nasdaq Global Market. For the fiscal quarter ended December 31, 2005, the following presents the high and law sale price per share of our common stock as reported on the Nasdaq Global Market or the OTC Bulletin Board, as appropriate. For the quarterly periods indicated in the year ended December 31, 2006, the following table presents the high and low sale price per share of our common stock as reported on the OTC Bulletin Board.

	Fiscal year 2005		Fiscal year 2006
	High	Low	High	Low
First fiscal quarter ended March 31	$1.85	$0.64	$0.39	$0.15
Second fiscal quarter ended June 30	0.80	0.39	0.34	0.19
Third fiscal quarter ended September 30	0.65	0.30	0.21	0.12
Fourth fiscal quarter ended December 31	0.57	0.27	0.18	0.11

Holders

We have only one class of common stock and as of March 1, 2007, there were approximately 1,107 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of our shareholders.

Dividend Policy

We have never declared or paid any dividends on our common stock nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the operations and any expansion of our business. Currently, the affirmative vote of the holders of a majority of the outstanding Series D preferred stock and holders of a majority of the outstanding Series E preferred stock shall be a prerequisite for the payment of dividends on our common stock. In addition, we are required to pay all accrued and unpaid dividends of our Series D preferred stock and Series E preferred stock before declaring or paying dividends on our common stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements and other factors our Board of Directors deems relevant.

Sales of Unregistered Securities and Purchases of Equity Securities

During the three months and year ended December 31, 2006, we did not sell any equity securities that were not registered under the Securities Act nor did we repurchase any of our equity securities.

Stock Price Performance Graph

The graph below compares the cumulative total shareholder return of our Common Stock with the cumulative total return on the Nasdaq Composite Index and the S&P Internet Software & Services Index. The period shown commences on December 31, 2000 and ends on December 31, 2006, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2000, and the reinvestment of any dividends. The interim investment points show the value of $100 invested on December 31, 2000 as of the end of each year between 2001 and 2006.

The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or Exchange Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data during the five fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002 and selected consolidated balance sheet data at December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements. The 2006, 2005 and 2004 consolidated statement of operations data and the 2006 and 2005 consolidated balance sheet data are derived from the audited consolidated financial statements presented herein. The data set forth below should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amount)
Consolidated statement of operations data:
Net revenues (a)	$46,430	$66,832	$71,072	$72,297	$87,133
Cost of net revenues	20,961	35,329	48,552	48,284	70,422

Gross profit	25,469	31,503	22,520	24,013	16,711
Operating expenses (b)	32,335	47,427	63,924	74,884	122,105

Operating loss	(6,866)	(15,924)	(41,404)	(50,871)	(105,394)
Interest and other income (expense) (c)	(3,233)	3,210	(9,481)	(10,406)	(11,538)

Loss before provision for income taxes	(10,099)	(12,714)	(50,885)	(61,277)	(116,932)
Provision for income taxes	(867)	(938)	(1,112)	(856)	(979)

Net loss	(10,966)	(13,652)	(51,997)	(62,133)	(117,911)
Dividends and accretion on redeemable preferred stock (d)	(14,117)	(18,730)	(14,565)	(12,446)	(13,904)

Net loss attributable to common shareholders	$(25,083)	$(32,382)	$(66,562)	$(74,579)	$(131,815)

Net loss per share attributable to common shareholders—basic and diluted	$(0.69)	$(1.01)	$(3.15)	$(3.73)	$(6.78)

Weighted average shares—basic and diluted	36,174	31,933	21,123	20,020	19,445

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents (e)	$14,542	$18,707	$23,239	$18,984	$43,071
Working capital	(452)	4,644	2,683	1,876	19,961
Goodwill (f)	7,460	7,047	6,613	6,613	6,613
Total assets	38,003	45,424	69,199	67,725	104,006
Current liabilities	27,704	29,352	44,790	38,652	45,968
Notes payable (g)	22,396	18,493	5,565	38,360	38,360
Capital lease obligations, long-term	—	50	—	1,295	1,332
Redeemable preferred stock	134,406	120,293	122,377	30,411	14,210
Shareholders’ deficit (h)	(147,344)	(125,008)	(112,189)	(77,242)	(8,554)

(a)	Revenues decreased for the year ended December 31, 2006 from 2005 primarily as a result of the sale of the Hosted Assets (see Note 2—Sale of Hosted Assets in the Notes to Consolidated Financial Statements) and decreased license sales of our identity management and messaging software.
(b)

For the year ended December 31, 2006, operating expenses include a net $1.3 million charge related to costs incurred with strategic restructuring activities (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements), stock-based expense of $0.7 million in connection with our adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation (see also Note 12—

Shareholders’ Equity (Deficit), Stock Based Compensation, in the Notes to Consolidated Financial Statements) and a gain on sale of assets of $3.2 million related to the sale of the Hosted Assets in January 2006 (see also Note 2—Sale of Hosted Assets, Gain on Sale of Assets, in the Notes to Consolidated Financial Statements).

For the year ended December 31, 2005, operating expenses include a net $2.2 million charge related to costs incurred with strategic restructuring activities, primarily related to $1.3 million lease termination payment (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements) and stock-based expense of $0.9 million related to amortization of restricted stock grants (see also Note 12—Shareholders’ Equity (Deficit), Stock Based Compensation, in the Notes to Consolidated Financial Statements).

For the year ended December 31, 2004, operating expenses include a net $3.4 million charge related to costs incurred with strategic restructuring activities, stock-based expenses of $1.8 million primarily related to the severance agreement with our former chief executive officer and a $2.0 million charge to fully reserve a note receivable with a former officer that we have deemed uncollectible. The restructuring charge was partially offset by the reversal of $2.3 million in restructuring expenses recorded in the year ended December 31, 2001 related to the anticipated disposition of certain capital assets.

For the year ended December 31, 2003, operating expenses include a net $8.1 million charge related to costs incurred in connection with strategic restructuring activities. This charge was partially offset by the reversal of $1.2 million in restructuring expenses recorded in the years ended December 31, 2001 and 2002 because it was determined that these amounts would not be paid in the future (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements). Additionally, operating expenses include a charge for the settlement of litigation totaling $5.1 million.

For the year ended December 31, 2002, operating expenses include a $3.2 million charge related to costs incurred in connection with strategic restructuring activities.

(c)	For the year ended December 31, 2005, interest and other income (expense) include $0.5 million gain for final release of escrow fund related to the acquisition of The docSpace Company (docSpace).

For the year ended December 31, 2004, interest and other income (expense) include a $12.8 million charge for loss on extinguishment of debt taken in connection with the conversion of approximately $32.8 million of convertible notes payable into 21.9 million shares of Series E preferred stock (see also Note 11— Redeemable Preferred Stock, Series E Redeemable Convertible Preferred Stock, in the Notes to Consolidated Financial Statements).

For the year ended December 31, 2003, interest and other income (expense) include a gain of $3.8 million related to the early release of escrow funds related to the acquisition of docSpace.

(d)	The accretion on redeemable preferred stock in the consolidated statement of operations data table represents the dividends accrued and accretion of the beneficial conversion feature related to the shares of Series D and Series E preferred stock issued and outstanding. In the year ended December 31, 2004 we issued approximately 55.9 million shares of Series E preferred stock in connection with the conversion of certain of our outstanding notes payable and the rights offering. During the years ended December 31, 2003 and 2001 we issued in aggregate, a total of approximately 4.2 million shares of Series D preferred stock in connection with certain financing activities and a litigation settlement (see also Note 11—Redeemable Preferred Stock in the Notes to Consolidated Financial Statements).

The redeemable preferred stock in the consolidated balance sheet data table represents the value of the outstanding Series D and E preferred stock at the years ended December 31, 2006, 2005, 2004, 2003 and 2002 (see also Note 11—Redeemable Preferred Stock in the Notes to Consolidated Financial Statements).

(e)	See the discussion of Liquidity and Capital resources in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(f)	See Note 6—Goodwill in the Notes to Consolidated Financial Statements.
(g)	The amounts at December 31, 2006 and 2005 are related to our outstanding 13.9% Notes (see also Note 8—Notes Payable, 13.9% Notes, in the Notes to Consolidated Financial Statements).

During 2005, the $5.6 million balance of the notes payable outstanding at December 31, 2004 was paid on maturity. During the year ended December 31, 2004, $32.8 million of convertible subordinated notes converted to shares of Series E preferred stock (see also Note 11—Redeemable Preferred Stock, Series E Redeemable Convertible Preferred Stock, in the Notes to Consolidated Financial Statements).

(h)	In connection with our adoption of Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in 2006 and electing to use the one-time transitional adjustment allowed under SAB 108, we made adjustments of $10.7 million to the beginning balance of our accumulated deficit as of January 1, 2006 (see also Note 1—The Company and Summary of Significant Accounting Policies, Adoption of Staff Accounting Bulletin 108, in the Notes to Consolidated Financial Statements). The effect of these adjustments on our prior year financial statements were not material.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent Event

In December 2004, we entered into a Note and Warrant Purchase Agreement pursuant to which we issued an aggregate of $18.0 million principal amount of 13.9% Notes. On March 5, 2007, we entered into the 13.9% Notes Amendment with the holders of the 13.9% Notes whereby we agreed with the holders of the 13.9% Notes to extend the maturity date of all of the 13.9% Notes from December 30, 2007 to June 30, 2008. A copy of the Notes Amendment was filed with the United States Securities and Exchange Commission in a current report on Form 8-K on March 9, 2007. The remaining provisions of the 13.9% Notes remain in full force and effect unchanged. The terms of the 13.9% Notes and a form of such notes were originally disclosed in our current report on Form 8-K filed on January 3, 2005.

Overview

We deliver software and services that enable the rapid deployment of highly scalable value-added solutions for messaging and identity management. Our messaging and identity management solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs. Our messaging solutions, which were available in 2005 and prior years both as licensed software and as hosted services, provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. In January 2006, we sold the assets related to our hosted messaging business to Tucows and do not intend to directly offer hosted messaging services, other than our usenet newsgroup services, in the future. Our identity management solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates, and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, suppliers, and customers.

The target markets for our messaging and identity management solutions include wireless carriers and telecommunications providers, broadband companies and service providers, government and postal agencies and enterprises. We generate most of our revenues from telecommunications providers and from large enterprises. We believe wireless carriers, Internet service providers, or ISPs, and fixed-line service providers purchase our products and services primarily to offer new services to their subscribers. While they may also purchase our products and services to lower their cost of operating existing services or infrastructure, their spending is often tied to the level of investment they are willing to make on new revenue-generating services. Large enterprises typically buy our products and services to reduce their costs of operations particularly for handling distributed workforces or consolidations of multiple organizations, improve the security of their infrastructure, facilitate compliance with new regulatory mandates, and to enable new applications to be deployed for their employees or users.

We generate revenues from four primary sources:

Software license sales. Our Memova® Messaging applications are primarily sold as a perpetual license on a per-user basis, one for each person who might access the capabilities provided by the software. Revenue from our Memova® Anti-Abuse (anti-spam and anti-virus) application is generally recognized over a term of twelve months. Our Memova® Mobile applications, a newly released set of solutions, have recently been sold primarily as a perpetual license on a per-user basis, however, we also intend to license the Memova Mobile application on a subscription type basis. Our identity management software is usually sold as a perpetual license, on a per user basis, according to the number of data elements and different business systems being managed. We believe that revenue from our Memova applications, for example the Memova Mobile application that we launched in the first quarter of 2005, is an important source of future revenues and we have made significant investments in the development and enhancements of such applications; however, revenues from Memova Mobile have to date, been immaterial.

Hosted messaging services. For the hosted messaging services we offered prior to our sale of the Hosted Assets, customers paid initial setup fees and regular monthly, quarterly or annual subscriptions for the services they wanted to be able to access. In connection with the sale of the Hosted Assets to Tucows in January 2006, we sold our hosted email, calendar and reserve solutions and as a result hosted revenues going forward will only be comprised of our usenet newsgroup service.

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

We believe that wireless carriers and telecommunication providers are increasingly seeking to offer more differentiated services and diversify into new markets. In addition, enterprises and government agencies are faced with similar needs to deliver a broader range of information services while reducing the costs of operating such services and ensuring that privacy and security are maintained. We believe this provides a growth opportunity for the messaging and directory infrastructure market. However, the growth of this market and our business is also faced with many challenges, including the emerging nature of the market, the demand for licensed solutions for messaging and identity management products and outsourced messaging services, rapid technological change and competition.

Restructuring Initiatives

We have operated at a loss since our inception and as of December 31, 2006, we had an accumulated deficit of approximately $2.3 billion, which includes a $1.3 billion charge for impairment of goodwill and other long-lived assets that we recorded in fiscal year 2000. We have undertaken numerous restructuring initiatives in an effort to align our operating structure not only to the business and economic environments through which we have operated but also in response to our changing business in an effort to generate net income. Our restructuring activities in 2006, 2005 and 2004 were as follows:

•

During 2006, we recorded restructure charges totaling $1.3 million, of which, $0.3 million in connection with the sale of the Hosted Assets, $0.6 million related to the reorganization of our sales force, $0.2 million related to the transitioning of our U.S. based accounting operations to Dublin, Ireland and $0.2 million related to certain facility consolidation costs. These restructure charges are primarily related to facility consolidation costs and employee severance benefits.

•

During 2005, we recorded restructuring charges totaling $2.2 million, of which, $1.3 million was related to the relocation of our headquarters facility and the balance related to consolidation of data centers and the elimination of certain employee positions.

•

During 2004, we recorded restructuring charges totaling $3.6 million primarily related to the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay Area, the elimination of approximately 20% of our workforce and the reduced use of third-party contractors. Included in the $3.6 million charge is a credit of approximately $2.3 million related to the adjustment of a restructure charge accrued in 2001 for the disposal of certain capital assets.

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

•

Hosted messaging revenues are generated from fees for hosting services we offer related to our usenet newsgroup service. These are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a monthly basis over the term of the contract normally beginning with the month in which service delivery starts.

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

Stock-based compensation. Effective January 1, 2006, we adopted SFAS 123R. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock compensation in net income. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations. There was no cumulative effect of adoption. See also Note 12—Shareholders’ Equity (Deficit), Stock Based Compensation, in the Notes to the Consolidated Financial Statements for further discussion and analysis with respect to impact the adoption of SFAS 123R had on our financial statements.

Liquidity and Capital Resources

We have focused on capital financing initiatives in order to maintain current and planned operations. We have operated at a loss since inception and our history of losses from operations and cash flow deficits, in combination with our cash balances, raise concerns about our ability to fund our operations. Our primary sources of capital have come from both debt and equity financings that we have completed over the past several years and the sale of the Hosted Assets in January 2006. In 2003 and 2004, we secured additional funds through several rounds of financing that involved the sale of senior secured convertible notes all of which converted into Series E preferred stock in 2004. In the third quarter of 2004, we completed a rights offering, and, in the fourth quarter of 2004, we secured and drew $11.0 million from an $18.0 million round of 13.9% debt financing and in March 2005, we drew down the remaining $7.0 million. We are not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in June 2008, at which time all principal and interest will become due. In January 2006, we sold our Hosted Assets for $6.3 million, and in September 2006 and December 2006, we received from amounts held in escrow $1.0 million and $0.1 million, respectively, in connection with the satisfaction of certain post-closing conditions related to the sale. Additionally, in January 2007, we received $0.1 million, the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied.

If we are unable to increase our revenues or if we are unable to reduce the amount of cash used by our operating activities during 2007 and into 2008, we may be required to undertake additional restructuring alternatives, sell certain operating assets or seek additional debt financing. In June 2008, we will be required to repay the outstanding amount of principal and interest on our 13.9% Notes. As of December 31, 2006, the outstanding principal and interest on these notes was $23.4 million. In July 2008, we may also be required to redeem our outstanding shares of our Series D and Series E preferred stock to the extent the payment of cash to redeem shares is permitted by applicable law at that time. If no holders of our Series D and Series E preferred stock elect to convert their shares of preferred stock into common stock before the redemption date, we could be required to pay an aggregate of $162.5 million in July 2008 if allowed by applicable law. However, our ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness” and we do not believe equity financing on terms reasonably acceptable to us is currently available. Additionally, our common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq Global Market. Consequently, selling our common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. We believe our listing on the OTC Bulletin Board, or further declines in our stock price, may greatly impair our ability to raise additional capital, should it be necessary, through equity or debt financing.

The following table sets forth our net losses attributable to common shareholders and the cash used by our operating activities for the periods indicated:

	Year ended December 31,
		Year over year change			Year over year change
	2006	$	%	2005	$	%	2004
	(in thousands)
Net loss attributable to common shareholders	$(25,083)	$7,299	-23%	$(32,382)	$34,180	-51%	$(66,562)
Net cash used by operating activities	$(8,483)	$(2,983)	54%	$(5,500)	$26,827	-83%	$(32,327)

Our principal sources of liquidity include our cash and cash equivalents. As of December 31, 2006, we had cash and cash equivalents available for operations totaling $14.5 million, of which $8.8 million was located in accounts outside the United States and which is not readily available for our domestic operations however, we have developed a cash repatriation program which has made access to our foreign cash more efficient. Accordingly, at December 31, 2006 our readily available cash resources in the United States were $5.7 million. Additionally, as of December 31, 2006, we had cash collateralized letters of credit totaling approximately $0.2 million which is recorded as restricted cash on our balance sheet and is not readily available for our operations.

Based on our financing activities, continued restructuring activities and management’s projections as to our operating results, we believe that we have sufficient cash to meet our cash operating requirements for the next 12 months as well as the on-going investments in capital equipment to support our research and development efforts and usenet newsgroup operations. We believe these projections are reasonable; however, these projections are subject to risks and uncertainties, some of which are beyond our control, such as the amount of revenues that will be generated. As a result, actual results could differ materially from such projections. In addition, as we approach the June 2008 maturity of the 13.9% Notes, we anticipate that we will need to restructure our debt or seek additional financing in order to pay the 13.9% Notes upon maturity. We also anticipate that we may need to restructure our outstanding preferred stock in order to delay the redemption of these preferred shares. However, any restructuring alternative that we may agree to may not be on terms that are reasonably acceptable to us. We have no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies. We continually evaluate potential acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize our cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. These alternatives could increase liquidity through the infusion of investment capital by third-party investors or decrease liquidity as a result of our seeking to fund expansion into these markets. Such expansions might also cause an increase in capital expenditures and operating expenses. For the long-term, we believe future improvements in our operating activities will be necessary to provide the liquidity and capital resources sufficient to support our business.

Cash and cash equivalents

The following table sets forth our cash and cash equivalents balances as of the dates indicated:

	December 31,		Year over year change
	2006	2005	$	%
	(in thousands)
Cash and cash equivalents	$14,542	$18,707	$(4,165)	-22%

Total cash and cash equivalents decreased during the year ended December 31, 2006 primarily as a result of the cash used by our operating activities partially offset by cash provided by our investing activities, primarily generated by the sale of the Hosted Assets, as well as the beneficial effect of foreign exchange rates as set forth in the table below (in thousands):

Beginning balance at December 31, 2005	$18,707
Net cash used by operating activities	(8,483)
Net cash provided by investing activities	3,854
Net cash used by financing activities	(65)

Net decrease in cash and cash equivalents	(4,694)
Effect of exchange rates on cash and cash equivalents	529

Ending balance at December 31, 2006	$14,542

Net cash used by operating activities. Our operating activities used cash during the year ended December 31, 2006. This cash was used to support our net loss of $11.0 million which, when adjusted for non-cash items such as: depreciation and amortization of $2.3 million, a $0.9 million gain due to the decrease in the fair value of embedded derivative liabilities, amortization of stock-based expenses of $0.7 million as well as the gain on the sale of the Hosted Assets of $3.2 million and accrued interest and accretion on our 13.9% Notes of $3.9 million; totaled $8.3 million. Additionally, cash was used by our operating activities in connection with a $0.2 million net change in assets and liabilities. This change is primarily related to a $2.1 million decrease in other liabilities, a $0.4 million increase in accounts receivable and a $0.2 million decrease in deferred revenue partially offset by a $1.3 million increase in accounts payable, a $0.8 million decrease in prepaid expenses and other assets and a $0.5 million increase in accrued compensation and benefits.

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

	December 31,		Year over year change
	2006	2005	$	%
	(dollars in thousands; DSOs in days)
Accounts receivable, net	$10,283	$10,096	$187	2%
DSOs	74	60	14	23%

Accounts receivable balances and days sales outstanding (DSOs) increased from December 31, 2005 primarily due to the greater proportion of revenues being generated by European customers during the three months ended December 31, 2006 as compared to the same period in the prior year which, while within the norms in such region, typically have longer payment terms than do our customers in the United States as well as poor collection performance.

A number of non-cash items, such as: depreciation and amortization, stock-based expenses, deferred interest on debt and certain restructuring charges have been charged to expense and impacted our net results during the years ended December 31, 2006 and 2005. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows. Our operating cash flows will be impacted in the future based on our operating results, our ability to collect our accounts receivable on a timely basis, and the timing of payments to our vendors for accounts payable.

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

Net cash provided by investing activities. Our investing activities provided $3.9 million of cash during the year ended December 31, 2006 primarily as a result of the proceeds from the sale of the Hosted Assets. The cash provided from the sale of the Hosted Assets was partially offset by purchases of equipment totaling $1.9 million primarily used to support our remaining hosted usenet newsgroup service infrastructure and research and development efforts. We believe we will be required to continue to make investments in capital equipment during 2007 and in 2008 and we expect to fund these purchases through the use of our available cash resources. We do not believe leasing arrangements on terms we find reasonably acceptable are currently available.

Ability to incur additional indebtedness

Subject to limited exceptions, we must seek the consent of our preferred shareholders and debt holders in order to incur any additional indebtedness.

Contractual Obligations and Commitments

The table below sets forth our significant cash obligations and commitments as of December 31, 2006.

	Year ended December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Redeemable preferred stock (a)	$162,509	$—	$162,509	$—	$—	$—	$—
13.9% Notes (b)	28,674	—	28,674	—	—	—	—
Operating lease obligations	8,534	2,206	1,543	1,111	1,051	1,049	1,574
Capital lease obligations	13	13	—	—	—	—	—
Other purchase obligations ( c)	5,262	3,775	1,487	—	—	—	—

	$204,991	$5,993	$194,213	$1,111	$1,051	$1,049	$1,574

(a)	Includes dividends totaling $10.0 million (see also Note 11—Redeemable Preferred Stock in the Notes to Consolidated Financial Statements) due in July 2008.
(b)	Includes interest totaling $10.7 million due in June 2008.
(c)	Represents certain contractual obligations related to royalty obligations incurred in connection with sales of third-party software products, the future purchase of maintenance related to hardware and software products being utilized within engineering and usenet newsgroup operations, the management of data center operations and network infrastructure storage for our usenet newsgroup operations and the use of third-party developers.

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

The following table sets forth our results of operations for the fiscal years ended December 31, 2006, 2005 and 2004.

	Year ended December 31,
	2006	Year over year change		2005	Year over year change		2004
		$	%		$	%
	(in thousands, except per share amounts)
NET REVENUES
Software licensing	$12,876	$(6,202)	-33%	$19,078	$(248)	-1%	$19,326
Hosted messaging	4,775	(10,423)	-69%	15,198	(2,644)	-15%	17,842
Professional services	10,539	(2,220)	-17%	12,759	(70)	-1%	12,829
Maintenance and support	18,240	(1,557)	-8%	19,797	(1,278)	-6%	21,075

Total net revenues	46,430	(20,402)	-31%	66,832	(4,240)	-6%	71,072
COST OF NET REVENUES
Software licensing	4,447	(396)	-8%	4,843	(620)	-11%	5,463
Hosted messaging	3,142	(11,953)	-79%	15,095	(10,337)	-41%	25,432
Professional services	8,156	(1,175)	-13%	9,331	(2,655)	-22%	11,986
Maintenance and support	5,216	(844)	-14%	6,060	564	10%	5,496
Restructuring and other expenses	—	—	0%	—	(175)	-100%	175

Total cost of net revenues	20,961	(14,368)	-41%	35,329	(13,223)	-27%	48,552

GROSS PROFIT	25,469	(6,034)	-19%	31,503	8,983	40%	22,520

OPERATING EXPENSES
Selling and marketing	12,515	(4,010)	-24%	16,525	(6,226)	-27%	22,751
Research and development	9,815	(5,436)	-36%	15,251	(5,759)	-27%	21,010
General and administrative	11,914	(1,539)	-11%	13,453	(3,306)	-20%	16,759
Restructuring and other expenses	1,278	(920)	-42%	2,198	(1,206)	-35%	3,404
Gain on sale of assets	(3,187)	(3,187)	0%	—	—	0%	—

Total operating expenses	32,335	(15,092)	-32%	47,427	(16,497)	-26%	63,924

OPERATING LOSS	(6,866)	9,058	-57%	(15,924)	25,480	-62%	(41,404)

Other income, net	421	(6,203)	-94%	6,624	(657)	-9%	7,281
Interest income	522	51	11%	471	66	16%	405
Interest expense	(4,176)	(291)	7%	(3,885)	499	-11%	(4,384)
Loss on extinguishment of debt	—	—	0%	—	12,783	-100%	(12,783)

Loss before provision for income taxes	(10,099)	2,615	-21%	(12,714)	38,171	-75%	(50,885)
Provision for income taxes	(867)	71	-8%	(938)	174	-16%	(1,112)

NET LOSS	(10,966)	2,686	-20%	(13,652)	38,345	-74%	(51,997)

Dividends and accretion on redeemable preferred stock	(14,117)	4,613	-25%	(18,730)	(4,165)	29%	(14,565)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(25,083)	$7,299	-23%	$(32,382)	$34,180	-51%	$(66,562)

Net loss per share attributable to common shareholders—basic and diluted	$(0.69)	$0.32	-32%	$(1.01)	$2.14	-68%	$(3.15)

Weighted average shares—basic and diluted	36,174	4,383	14%	31,933	10,810	51%	21,123

NET REVENUES

Total net revenues decreased in 2006 from 2005 as a result of the substantial decrease in revenues from hosted messaging services due to the sale of our Hosted Assets as well as decreased revenues from software licenses, professional services and maintenance and support services. Total net revenues decreased in 2005 from 2004 primarily as a result of decreased revenue from our hosted messaging solutions and maintenance and support services.

•

Software licensing. Software license revenues decreased in 2006 from 2005 primarily due to fewer large licensing transactions of our identity management and messaging software platforms (each marketed as components of Memova Messaging). We closed two large transactions for our identity management software and one large transaction for our messaging software during 2005 with no similarly large transactions during 2006, and we had decreased license revenue from the third-party products we sell. These decreases were partially offset by increased revenue recognized from Memova Anti-Abuse as a result of sales made during 2005 and 2006. We recognize revenue from the sale of our Memova Anti-Abuse product is ratably over a twelve-month period. We introduced our Memova Anti-Abuse product during the first quarter of 2005.

Software license revenues decreased in 2005 from 2004 primarily due to decreased revenue from licenses of our messaging software platform offset by an increase in sales of our identity management software which is marketed as a component of our Memova Messaging offering as well as revenue recognized from sales of our Memova Anti-Abuse offering which we did not offer during 2004 or 2003.

During the years ended December 31, 2006 and 2005, we recognized an immaterial amount of revenue from the sale of Memova Mobile.

•

Hosted messaging. Hosted messaging revenues decreased in 2006 from 2005 primarily due to the sale of our Hosted Assets in January 2006. The revenue reported as hosted messaging revenue during 2006 is related to our hosted usenet newsgroup service, Supernews, which we retained. We believe revenues from our Supernews service will remain approximately $1.2 million per quarter during 2007.

Hosted messaging revenues decreased in 2005 from 2004 primarily due to customers terminating or reducing their hosted messaging services with us as a result of new competitors entering the market for hosted email services with lower cost, lower functionality products that may be more suited to our customer’s needs or customers terminating the email service offerings they sell to their end users.

•

Professional services. Professional services revenues decreased in 2006 from 2005 primarily as a result of a large engagement nearing completion with a customer in Sweden and the conclusion of an engagement with a customer in Switzerland as well as reduction in revenues from the repeat delivery of previously developed professional service solutions to our customers.

Professional services revenues decreased slightly in 2005 from 2004 primarily as a result of decreased revenue from smaller engagements around the world. However, this decrease was almost equally offset by increased revenue from one large engagement with a customer in Sweden, which accounted for approximately 14% of total professional services revenue in 2005, and increased revenues from the repeat delivery of previously developed professional service solutions to our customers.

•

Maintenance and support. Maintenance and support revenues decreased in 2006 from 2005 primarily due to maintenance contracts that renewed at lower rates and the expiration of maintenance contracts in Europe that were not renewed.

Maintenance and support revenues decreased in 2005 from 2004 primarily due to late renewals in early 2004, which generated increased revenue in the first quarter of 2004, which did not recur in 2005 and certain customers either not renewing maintenance or renewing at lower rates partially offset by new maintenance revenue associated with new license contracts.

The following table sets forth our total revenues by region for the fiscal years ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	% of total	Year over year change		2005	% of total	Year over year change		2004	% of total
			$	%			$	%
	(in thousands)
North America	$10,610	23%	$(7,019)	-40%	$17,629	26%	$(3,488)	-17%	$21,117	30%
Europe	34,854	75%	(11,947)	-26%	46,801	70%	6	0%	46,795	66%
Latin America	267	1%	(884)	-77%	1,151	2%	(378)	-25%	1,529	2%
Asia Pacific	699	2%	(552)	-44%	1,251	2%	(380)	-23%	1,631	2%

Subtotal international	35,820	77%	(13,383)	-27%	49,203	74%	(752)	-2%	49,955	70%

	$46,430	100%	$(20,402)	-31%	$66,832	100%	$(4,240)	-6%	$71,072	100%

North American revenues decreased in total and as a proportion of total revenue in 2006 from 2005 primarily due to the sale of the Hosted Assets because the majority of our hosted messaging customers were located in North America. International revenues, although a greater portion of total revenue, decreased in total in 2006 from 2005 primarily due to decreased licensing of our messaging and identity management platforms, decreased professional services revenue as a result of decreased revenues from a customer in Sweden and Switzerland and decreased maintenance revenues primarily due to the expiration of maintenance contracts in Europe that were renewed at lower rates and maintenance contracts that were not renewed.

European revenues grew slightly in 2005 from 2004, and have increased as a proportion of our total revenues primarily due to lower revenues in North America. Revenues in North America decreased in total and as a proportion of our total revenue in 2005 from 2004 primarily due to decreased sales of hosted messaging services as a result of customers terminating or reducing their hosted messaging services as well as decreased maintenance and support revenues.

For the years ended December 31, 2006, 2005 and 2004, we did not have any customers which accounted for 10% of our total annual net revenues.

COST OF NET REVENUES AND GROSS MARGIN

Total cost of net revenues decreased in 2006 from 2005 primarily as a result of our sale of Hosted Assets as well as decreased costs from our software licensing, professional services and maintenance and support services.

•

Software licensing. Software license cost of revenues currently consists primarily of third-party royalty costs. Software license costs of revenues decreased in 2006 from 2005 and in 2005 from 2004 primarily due to an increased proportion of revenue from our lower cost Memova Anti-Abuse products, which is replacing sales of the lower margin third-party products that we resell.

•

Hosted messaging. Hosted messaging cost of revenues consists primarily of costs incurred in the delivery and support of hosted messaging services, including equipment rental costs, depreciation and amortization expenses, employee-related costs, Internet connection and co-location charges, maintenance costs as well as other direct and allocated indirect costs. Hosted messaging costs and staff decreased in 2006 from 2005 primarily due to the sale of the Hosted Assets in January 2006.

Hosted messaging costs decreased in 2005 from 2004 primarily due to $8.7 million decrease in outsourcing and equipment rental costs partially offset by $0.3 million increase in employee-related costs as a result of the transition to performing our hosted services in-house rather than being outsourced, which was one of the restructuring activities undertaken in 2004 and which continued into 2005. Additionally, hardware and software maintenance expense was reduced by $0.5 million and depreciation expense reduced by $0.7 million due to consolidation of the hosted data centers which reduced the number of systems being used and the support on these systems.

•

Professional services. Professional services cost of revenues consists primarily of employee-related and third-party contractor costs providing installation, migration, training services and custom engineering for our licensed solutions as well as other direct and allocated indirect costs. Professional services costs decreased in 2006 from 2005 primarily due to a $0.3 million decrease in commission costs, a $0.8 million decrease in third-party contractor costs and $0.4 million decrease in employee-related costs partially offset by increase in facility and information technology (IT) related costs $0.3 million.

Professional services costs decreased during 2005 from 2004 primarily due to a $0.8 million decrease in employee-related costs as a result of our restructuring activities during 2004 and a $1.2 million decrease in the use of third-party contractors. There was also an additional decrease of $0.8 million due to certain professional services employees performing maintenance and support functions.

•

Maintenance and support. Maintenance and support cost of revenues consists primarily of employee-related and third-party contractor costs related to the customer support functions for our licensed solutions as well as other direct and allocated indirect costs. Maintenance and support costs decreased in 2006 from 2005 primarily due to a $0.9 million decrease in employee-related costs and a $0.1 million decrease in third-party contractor costs offset slightly by increase in facility and information technology (IT) related costs of $0.1 million .

Maintenance and support costs increased in 2005 from 2004 primarily due to increased employee-related costs associated with professional services employees performing maintenance and support functions and increased third-party contractor costs, each partially offset by lower facility costs.

•

Restructuring expense. We had no cost of revenue related to restructuring expense in 2006 or 2005. Restructuring expense in 2004 is related to the write-off of certain purchased technology after we decided not to pursue development of the product incorporating the licensed technology as a result of refocusing our operations on our core products and technology.

Our total gross margin, which is our gross profit divided by our total net revenues, increased to 55% in 2006 from 47% in 2005 primarily due to an increase in our hosted messaging margin as a result of the sale of our Hosted Assets (the Hosted Assets in general, generated gross margins that were significantly less than the gross margins generated by our software products) partially offset by decreased gross margins in our software licenses and professional services as a result of our decreased revenues as discussed above. Total gross margin increased to 47% in 2005 from 32% in 2004 primarily due to an increase in our software license, hosted messaging and professional services gross margins primarily due to the cost reductions discussed above partially offset by decreased gross margins in our maintenance and support services primarily due to the cost increases discussed above.

OPERATING EXPENSES

Total operating expenses decreased in 2006 from 2005 primarily due to reduced selling and marketing costs, research and development costs, general and administrative expense, restructuring costs and the gain on the sale of our Hosted Assets. Total operating expenses decreased in 2005 from 2004 primarily due to reduced selling and marketing costs, research and development costs, general and administrative expense and restructuring costs.

•

Sales and marketing. Sales and marketing expenses consist primarily of employee costs, including commissions, travel and entertainment, third-party contractor costs, advertising, public relations, other marketing related costs as well as other direct and allocated indirect costs. Sales and marketing expenses decreased in 2006 from 2005 primarily as a result of a $1.9 million decrease in employee-related costs including lower commission costs due to lower revenues and declines in our sales and marketing staff, which decreased by 7 employees to an average of 43 employees in 2006 from an average of 50 employees in 2005; as well as a $0.9 million decrease in facility and IT related costs; and a $0.3 million decrease in each of travel and entertainment costs, third-party contractor costs and a $0.2 million decrease in depreciation expense.

Sales and marketing expenses decreased in 2005 from 2004 primarily as a result of a $3.9 million decrease in employee-related expenses and a $0.5 million decrease in travel and entertainment expenses primarily as a result of the termination of employees through our restructuring activities and alignment of incentives with license fee revenue growth. Our sales and marketing staff decreased by 21 employees to an average of 50 employees in 2005 from an average of 71 employees in 2004. Additionally, facility-related costs decreased $1.0 million and third-party contractor expenses decreased $0.4 million during 2005 from 2004.

•

Research and development. Research and development expenses consist primarily of employee-related costs, depreciation and amortization of capital equipment associated with research and development activities, facility-related costs, third-party contractor costs as well as other direct and allocated indirect costs. Research and development expenses decreased in 2006 from 2005 primarily as a result of a $2.5 million decrease in depreciation expense, a $1.6 million decrease in employee-related costs, a $0.5 million decrease in third-party contractor costs and a $0.8 million decrease in facility and IT-related costs. These decreases are primarily attributable to the sale of the Hosted Assets and the related costs being eliminated. Our research and development staff decreased by 14 employees, 9 of which were related to development of the Hosted Assets, to an average of 74 employees in 2006 from an average of 88 employees in 2005.

Research and development expenses decreased in 2005 from 2004 primarily as a result of a $2.8 million decrease in employee-related expenses and a decrease of $1.2 million in third-party contractor costs, primarily as a result of our restructuring activities which focused our development efforts on our core messaging products. Our research and development staff decreased by 32 employees, most of which were related to development of non-core solutions, to an average of 88 employees in 2005 from an average of 120 employees in 2004. Additionally, depreciation expense decreased $1.5 million during 2005 as compared to 2004 primarily as a result of the acceleration of depreciation on certain assets during 2004 related to a messaging provisioning platform after it was determined the assets would be taken out of service before the end of their originally estimated useful life and the expiration of the useful life of other assets used in our research and development efforts.

•

General and administrative. General and administrative expenses consist primarily of employee-related costs, fees for outside professional services and other direct and allocated indirect costs. General and administrative expenses decreased in 2006 from 2005 primarily due to a $1.7 million decrease in accounting costs primarily as a result of compliance costs incurred in connection with our initial efforts to comply with the attestation requirements of Section 404 of the Sarbanes-Oxley Act during 2005, a $0.3 million decrease in legal expenses due to reversal of prior period legal liabilities and a $0.4 million decrease in insurance costs partially offset by a $0.3 million settlement related to the Cable & Wireless bankruptcy and a $0.6 million increase in bad debt expense. During 2006, our general and administrative staff decreased by 4 employees to an average of 51 employees in 2006 from an average of 55 employees in 2005.

General and administrative expenses decreased in 2005 from 2004 primarily due to $0.6 million decrease in employee-related costs, a $2.0 million decrease in non-cash severance related to a 2004 reserve on a former officer’s note receivable, a $0.9 million decrease in connection with the severance agreement for our former chief executive officer during 2004, a $0.4 million decrease in our corporate insurance and a decrease of $0.7 million in our taxes and licenses partially offset by a $1.3 million increase in accounting related fees related to our Sarbanes-Oxley 404 compliance project, and an increase in our legal expenses $0.3 million. During 2005, our general and administrative staff decreased by 1 employee to an average of 55 employees in 2005 from an average of 56 employees in 2004.

In December 2005, we suspended our on-going testing efforts after the SEC adopted certain rules that did not require us to comply with Section 404 for the fiscal years ended December 31, 2006 and 2005; however, we intend to continue our efforts to remediate the material weaknesses identified in connection with our initial 2004 implementation and compliance efforts with Section 404. As a result of our on-going remediation of material weaknesses and significant deficiencies resulting from our initial compliance efforts and as a result of current rules which require us to comply with Section 404 during 2007, we expect that general and administrative expenses may increase in future periods.

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

	Year ended December 31,
	2006	% of total	Year over year change		2005	% of total	Year over year change		2004	% of total
			$	%			$	%
	(in millions)
Employee severance benefits	$1.0	77%	$0.6	150%	$0.4	18%	$(4.0)	-91%	$4.4	129%
Facility and operations consolidations	0.3	23%	(1.4)	-82%	1.7	77%	0.8	89%	0.9	26%
Non-core product divestitures	0.0	0%	(0.1)	-100%	0.1	5%	(0.3)	-75%	0.4	12%
Adjustments	—	0%	—	0%	—	0%	2.3	-100%	(2.3)	-68%

	$1.3	100%	$(0.9)	-41%	$2.2	100%	$(1.2)	-35%	$3.4	100%

During the year ended December 31, 2006, our restructuring expenses were primarily comprised of severance benefits paid to employees terminated in connection with the sale of the Hosted Assets, employees terminated in connection with the reorganization of our sales force and employees terminated in connection with the transition of our U.S. accounting operations to Dublin, Ireland. At December 31, 2006, we carried a remaining restructuring liability of $0.1 million, the majority of which is expected to be utilized by June 30, 2007.

During the year ended December 31, 2005, our restructuring expenses were primarily related to the relocation of our headquarters facility as well as the consolidation of data centers and the elimination of certain employee positions. On May 5, 2005, we entered into the Second Amendment to Lease (the Second Amendment) with PPF Off 345 Spear Street, L.P. (PPF Off 345 Spear), to amend the Lease dated as of November 16, 2001, as amended (the Lease), under which we leased our headquarter facilities in San Francisco, California, located at 350 The Embarcadero. Under the terms of the Second Amendment, on June 29, 2005 we vacated our facility at 350 The Embarcadero and moved into new office space located at 2 Harrison Street, 2nd Floor, San Francisco, California. In addition, in connection with the Second Amendment, we made a lease termination payment related to the facility at 350 The Embarcadero totaling approximately $1.3 million during the three months ended June 30, 2005. Our office space at 2 Harrison Street was initially comprised of two suites consisting of approximately 22,881 square feet with a lease for a term of five years. Approximately 15,000 square feet of such space was utilized by us as our headquarters facilities, and the remaining approximately 8,000 square feet was utilized as storage space. On June 28, 2006, we terminated the Lease with PPF 345 Off Spear, and Babcock & Brown LP (Babcock & Brown) signed a lease with PPF 345 Off Spear to become the new tenant of the office space occupied by us at 2 Harrison Street. On June 28, 2006, we entered into a Sublease Agreement (the Sublease) with Babcock & Brown to lease 15,000 square feet of our existing headquarters facilities at 2 Harrison Street. The Sublease has a two-year term and had monthly rent of approximately $39,000. In November 2006, the square footage we occupied of the subleased premises was reduced by approximately 9,000 square feet and the monthly rent was also reduced to approximately $21,000 per month in accordance with the terms of the Sublease. As a result of our facility consolidations and restructurings we reduced our annual facility lease costs by approximately $1.5 million in 2006 and $1.2 million in 2005.

During the year ended December 31, 2004, our restructuring charges were primarily related to the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area, the elimination of approximately 20% of our workforce and the reduced use of third-party contractors. Included in the 2004 restructure charge is a credit of approximately $2.3 million related to the adjustment of a restructure charge accrued in 2001 for the disposal of certain capital assets.

•

Gain on the sale of Hosted Assets. In December 2005, we entered into an Asset Purchase Agreement with Tucows for the sale of our Hosted Assets and we completed the sale in January 2006. Under the Agreement, Tucows also acquired a software license for Memova Messaging and assumed certain contractual liabilities related to the Hosted Assets. Upon completion of the sale in January 2006, Tucows paid us $6.3 million in cash, of which $0.8 million was allocated to deferred revenue for future maintenance and support services to be provided by us in connection with the Memova Messaging license provided to Tucows under the Asset Purchase Agreement. In addition, we received certain contingent consideration of $1.1 million in 2006 and $0.1 million in January 2007 upon satisfaction of the remaining post-closing conditions related to the sale of the Hosted Assets.

The gain on the sale of the Hosted Assets is calculated as follows (in thousands):

Net proceeds from sale of the Hosted Assets	$6,635
Less: Net assets sold	(2,492)
Transaction costs	(956)

Gain on sale of the Hosted Assets	$3,187

Other income, net

Other income, net consists primarily of gains and losses on foreign exchange transactions and changes in the fair value of the embedded derivatives in the Series D preferred stock that we issued in connection with a financing transaction in December 2001 and the Series F preferred stock warrants that we issued in connection with the 13.9% Notes financing transaction in 2004 and 2005. The following table sets forth the components of other income (expense), net for the periods indicated.

	Year ended December 31,
	2006	Year over year change		2005	Year over year change		2004
		$	%		$	%
	(in thousands)
Foreign exchange gain (loss)	$(542)	$(3,063)	-121%	$2,521	$(534)	-17%	$3,055
docSpace escrow funds	—	(473)	-100%	473	473	0%	—
Gain from changes in the fair value of embedded derivative instruments	922	(2,866)	-76%	3,788	(555)	-13%	4,343
Other	41	199	-126%	(158)	(41)	35%	(117)

	$421	$(6,203)	-94%	$6,624	$(657)	-9%	$7,281

Our foreign exchange gain (loss) is primarily driven by the revaluation of our foreign entities assets and liabilities, which are not U.S. dollar denominated. In general, as the U.S. dollar loses value against the currencies of our foreign entities, a foreign currency loss will be generated, however; as the U.S. dollar increases in value against the currencies of our foreign entities, a foreign currency gain will be generated. The amount of the loss or gain in any period is a result of the value of the U.S. dollar against such currencies and the asset and liability balances of our foreign entities.

For the year ended December 31, 2005, interest and other income (expense) include $0.5 million gain for final release of docSpace escrow funds, which related to our 2000 acquisition of docSpace as a result of the expiration of the escrow account per the original acquisition agreement.

In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the derivatives to their fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. The estimated fair value of the embedded derivative at December 31, 2006, 2005 and 2004 was $0.6 million, $1.5 million and $3.0 million, respectively.

Interest income

Interest income consists primarily of interest earnings on cash, cash equivalents and short-term investments. Interest income increased in 2006 from 2005 due to increase in cash balances in the beginning of 2006 which resulted from the sale of the Hosted Assets to Tucows in January 2006. Interest income remained relatively unchanged 2005 from 2004 primarily as a result of our cash balances remaining relatively consistent during 2005 and 2004.

Interest expense

Interest expense consists primarily of the interest expense and amortization of issuance costs related to our outstanding notes payable as well as interest and fees on a line of credit facility we had and interest on certain capital leases and other long-term obligations. The following table sets forth the components of interest expense for the periods indicated.

	Year ended December 31,
	2006	Year over year change		2005	Year over year change		2004
		$	%		$	%
	(in thousands)
13.9% notes	$2,985	$605	25%	$2,380	$2,372	29650%	$8
5 3/4% notes	—	(80)	-100%	80	(1,225)	-94%	1,305
Senior notes	—	—	0%	—	(1,979)	-100%	1,979
Amortization of debt discount and issuance costs	1,100	193	21%	907	471	108%	436
Line of credit facility	—	(206)	-100%	206	(164)	-44%	370
Capital leases and other long-term obligations	91	(221)	-71%	312	26	9%	286

	$4,176	$291	7%	$3,885	$(499)	-11%	$4,384

Interest expense increased in 2006 from 2005 primarily as a result full year accrual of interest and amortization of debt issuance costs related to the 13.9% Notes issued in December 2004 and March 2005.

Interest expense decreased in 2005 from 2004 primarily as a result of the conversion of the 10% Senior Convertible Notes (Senior Notes) to shares of Series E preferred stock in July 2004 and the retirement of the 5 3/4% Notes in April 2005 partially offset by interest and amortization of debt issuance costs related to the 13.9% Notes issued in December 2004 and March 2005. See Note 8—Notes Payable, 10% Senior Secured Convertible Notes and 5 3/4% Convertible Subordinated Notes, in the Notes to Consolidated Financial Statements for additional information with respect to the conversion of the majority of our outstanding debt into shares of Series E preferred stock.

Loss on extinguishment of debt

Loss on extinguishment of debt in 2004 is a non-cash charge taken in connection with the conversion of approximately $32.8 million of convertible notes payable into 21.9 million shares of Series E preferred stock. See Note 9—Notes Payable, 5 3/4% Convertible Subordinated Notes, in the Notes to Consolidated Financial Statements for additional information with respect to our loss on extinguishment of debt.

Provision for income taxes

The provision for income taxes in 2006, 2005 and 2004 primarily represents the tax on the income generated by certain of our European subsidiaries operations. Since our inception, we have incurred net operating losses for income tax purposes in the U.S. and have incurred taxes only in those states which levy taxes on a state minimum or franchise tax basis. Additionally, no deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization.

Dividends and accretion on redeemable preferred stock

Dividends and accretion on redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of our outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock (see Note 11 – Redeemable Preferred Stock in the Notes to Consolidated Financial Statements).

The following table sets forth the components of the dividends and accretion on redeemable preferred stock for the periods indicated.

	Year ended December 31,
		Year over year change			Year over year change
	2006	$	%	2005	$	%	2004
	(in thousands)
Accrued dividends	$7,598	$(291)	-4%	$7,889	$573	8%	$7,315
Accretion to the redemption value and of the beneficial conversion feature	6,519	(4,322)	-40%	10,841	3,592	50%	7,250

	$14,117	$(4,613)	-25%	$18,730	$4,165	29%	$14,565

Dividends and accretion on redeemable preferred stock has decreased during in 2006 as compared to 2005 primarily as a result of the conversions of Series E and Series D preferred stock into shares of common stock, at the owners’ election. Due to these conversions, the total number of outstanding shares of preferred stock decreased which as a result lowers the amount of dividends that accrue and the outstanding accretion.

Dividends and accretion on redeemable preferred stock has increased during 2005 as compared to 2004 primarily due to the fact that the Series E and Series D preferred stock was outstanding for only six months in 2004 while they were outstanding for the entire year of 2005.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on our financial position and results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We have completed a preliminary analysis of our FIN 48 tax position and currently estimate that there will be no financial statement impact associated with our adoption of FIN 48.

Adoption of Staff Accounting Bulletin 108

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statements misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We use the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material as they were being evaluated under a single method (in our case, the roll-over method), but are material when evaluated under the dual approach proscribed by SAB 108. We adopted SAB 108 in connection with the preparation of our financial statements for the year ended December 31, 2006. As a result of adopting SAB 108 during the three months ended December 31, 2006 and electing to use the one-time transitional adjustment, we made adjustments to the beginning balance of our accumulated deficit as of January 1, 2006 during the three months ended December 31, 2006 for the following errors:

Stock-Based Compensation. In connection with the preparation of our financial statements for the year ended December 31, 2006, we reviewed our history of accounting for stock-based compensation in connection with our option granting practices. As a result of the review, we determined that the fair value of our common shares used to measure the intrinsic value under APB 25 of certain option grants to our officers and other employees in 2004, 2002 and 2001 was incorrect. As a result, we have determined that an additional $12.0 million of stock-based compensation expense should have been recorded in connection with these option grants and that there is no related tax effect. This additional stock-based compensation expense would have resulted in additional expense of $0.6 million, $1.4 million, $1.9 million, $4.3 million and $3.8 million in the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Additionally, there was no compensation expense related to this adjustment in 2006 nor will there be in any future periods. This error was corrected through an increase in additional paid-in capital of $12.0 million with a corresponding increase in accumulated deficit.

Overstated Liability. In connection with the preparation of the financial statements for the three months ended December 31, 2006, we discovered that we had not properly evaluated the resolution of a liability that originated in 2001 but was no longer required as of December 31, 2002. As a result, a reduction of general and administrative expense of $1.3 million should have been recorded in 2002. This error was corrected through a reduction of other accrued liabilities of $1.3 million with a corresponding decrease in accumulated deficit.

The effects of these adjustments on our prior year financial statements were not material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents the hypothetical changes in fair value in the 13.9% Notes at December 31, 2006. The value of the instrument is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (bps), 100 bps and 150 bps over a twelve-month time horizon. The base value represents the estimated traded fair market value of the notes.

	Valuation of borrowing given an interest rate decrease of X basis points			No change in interest rate	Valuation of borrowing given an interest rate increase of X basis points
	150 bps	100 bps	50 bps		50 bps	100 bps	150 bps
	(in thousands)
13.9% Notes	$14,363	$14,325	$14,287	$14,250	$14,213	$14,176	$14,139

As of December 31, 2006, we had cash and cash equivalents of $14.5 million and no investments in marketable securities and our long-term obligations consisted of our $18.0 million three year, 13.9% Notes due June 30, 2008 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty; however, our exposure to foreign currency exchange rate risk is primarily associated with fluctuations in the Euro. We realized a net loss on foreign exchange of $0.5 million during 2006. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Reference is made to the Index of Consolidated Financial Statements that appears in Item 15(a)(1) of this report. The Report of Independent Registered Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Financial Statement Schedule which are listed in the Index of Consolidated Financial Statements and which appear beginning on page 86 of this report are incorporated into this Item 8.

Supplementary Data

The selected unaudited consolidated quarterly statement of operations data during the two fiscal years ended December 31, 2006 and 2005 is set forth below. The data set forth below should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Three months ended
	Dec-06	Sep-06	Jun-06	Mar-06	Dec-05	Sep-05	Jun-05	Mar-05
	(in thousands, except per share amounts)
Net revenues
Software licensing	$3,779	$2,688	$3,481	$2,928	$4,269	$5,593	$4,771	$4,445
Hosted messaging	1,166	1,220	1,167	1,222	3,150	3,309	3,528	5,211
Professional services	2,879	2,257	2,828	2,575	2,829	3,119	3,727	3,084
Maintenance and support	4,716	4,687	4,548	4,289	4,955	5,059	5,083	4,700

Total net revenues	12,540	10,852	12,024	11,014	15,203	17,080	17,109	17,440
Cost of net revenues
Software licensing	976	1,105	1,060	1,306	1,236	1,364	1,035	1,208
Hosted messaging	867	740	758	777	3,144	3,047	3,780	5,124
Professional services	2,017	1,943	2,220	1,976	2,252	2,307	2,346	2,426
Maintenance and support	1,395	1,303	1,224	1,294	1,460	1,457	1,551	1,592
Restructuring and other expenses	—	—	—	—	—	—	—	—

Total cost of net revenues	5,255	5,091	5,262	5,353	8,092	8,175	8,712	10,350

Gross profit	7,285	5,761	6,762	5,661	7,111	8,905	8,397	7,090
Operating expenses
Selling and marketing	2,971	2,728	3,326	3,490	3,673	4,239	3,956	4,657
Research and development	2,595	2,375	2,525	2,320	3,671	3,013	3,656	4,911
General and administrative	2,776	2,850	3,019	3,269	3,083	2,714	3,526	4,130
Restructuring and other expenses	100	137	126	915	351	40	168	1,639
Gain on sale of assets (a)	(209)	(1,007)	—	(1,971)	—	—	—	—

Total operating expenses	8,233	7,083	8,996	8,023	10,778	10,006	11,306	15,337

Operating loss	(948)	(1,322)	(2,234)	(2,362)	(3,667)	(1,101)	(2,909)	(8,247)
Other income, net	(126)	469	537	(459)	1,026	1,357	2,395	1,846
Interest income	142	135	110	135	102	101	130	138
Interest expense	(1,132)	(1,046)	(1,010)	(988)	(1,031)	(1,019)	(1,037)	(798)

Loss before provision for income taxes	(2,064)	(1,764)	(2,597)	(3,674)	(3,570)	(662)	(1,421)	(7,061)
Provision for income taxes	(274)	(280)	(45)	(268)	(150)	(364)	(116)	(308)

Net loss	(2,338)	(2,044)	(2,642)	(3,942)	(3,720)	(1,026)	(1,537)	(7,369)
Accretion on redeemable preferred stock	(3,600)	(3,551)	(3,505)	(3,461)	(3,418)	(3,519)	(6,516)	(5,277)

Net loss attributable to common shareholders (b)	$(5,938)	$(5,595)	$(6,147)	$(7,403)	$(7,138)	$(4,545)	$(8,053)	$(12,646)

Basic and diluted net loss per share attributable to common shareholders	$(0.16)	$(0.15)	$(0.17)	$(0.21)	$(0.20)	$(0.13)	$(0.27)	$(0.46)

Shares used in the basic and diluted per share calculations	36,302	36,191	36,085	35,928	35,841	34,557	29,369	27,256

(a)	Represents the net gains related to the sale of the Hosted Assets in January 2006 (see also Note 2—Sale of Hosted Assets, Gain on Sale of Assets, in the Notes to Consolidated Financial Statements).
(b)	The three months ended December 31, 2005 includes adjustments related to the first three quarters of 2005 which were not material to the prior quarters. The impact of these adjustments increased net loss attributable to common shareholders by $0.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previous independent registered public accounting firm

On September 15, 2006, the Audit Committee of our Board of Directors approved the dismissal of PricewaterhouseCoopers LLP (PwC) as the Company’s independent registered public accounting firm.

PwC’s reports on our consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2005 and 2004 and through September 15, 2006, there had been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on our financial statements for such years. During the fiscal years ended December 31, 2005 and 2004 and through September 15, 2006, except as noted below, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

In the Item 4 section of our Form 10-Q for the quarter ended June 30, 2006 and in the Item 9A section of our Form 10-K for the year ended December 31, 2005, our management indicated that our controls were not effective and disclosed the existence of four material weaknesses in internal controls as of June 30, 2006 and 2005, March 31, 2006 and 2005, September 30, 2005 and December 31, 2005. Such material weaknesses are as follows: (1) Lack of expertise and resources to analyze and apply generally accepted accounting principles to significant non-routine transactions; (2) Inadequate controls over period-end financial reporting processes; (3) Inadequate segregation of duties; and (4) Inadequate controls over access to financial applications and data.

Refer to the Item 9A(T) section of this Form 10-K for a description of our remediation initiatives for the four material weaknesses described above. We have authorized PwC to respond fully to the inquiries of the successor accountant concerning the subject matter of each of the four material weaknesses described above.

A copy of PwC’s letter addressed to the SEC stating whether or not it agrees with the above statements, dated September 19, 2006 was filed as Exhibit 16.1 to our Form 8-K filed with the SEC on September 21, 2006.

(b) New independent registered public accounting firm

On September 15, 2006, the Audit Committee approved the engagement of Burr, Pilger & Mayer LLP (BPM) to serve as our principal independent registered accounting firm to audit our financial statements for the year ending December 31, 2006. Prior to the engagement of BPM, we had no consultations or discussions with BPM regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of opinion that might be rendered by them on our financial statements. Further, prior to their engagement, we received no oral or written advice of any kind from BPM pursuant to Item 304(a)(2)(i) and Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting as of December 31, 2004, have not yet been remediated, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of December 31, 2006. Notwithstanding the material weaknesses described above, management believes the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Change in Accelerated Filer Status

On December 21, 2005 the United States Securities and Exchange Commission issued Release No. 33-8644 “Revisions to Accelerated Filer Definition and Accelerated Deadlines For Filing Periodic Reports.” On December 15, 2006, the Securities and Exchange Commission issued Release No. 33-8760 “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers and Newly Public Companies.” In accordance with the provisions of these releases, management has not included in this Annual Report on Form 10-K an assessment of the effectiveness of our internal control over financial reporting for the year ended December 31, 2006.

Management’s Remediation Initiatives

Although we are not required to include in this Form 10-K a report on our internal control over financial reporting, we take our internal control over financial reporting and our system of disclosure controls and procedures very seriously.

Accordingly, during 2005 and 2006 we made the following changes to our system of internal controls:

(a)	In an effort to address the inadequate controls over access to financial applications and data, during the three months ended March 31, 2005, we began requiring passwords, which are changed every 90 days, to access critical systems and financial applications.

(b)	During the three month period ended September 30, 2005, we engaged an external third-party as our expert resource to assist us in the application of generally accepted accounting principles to our significant non-routine accounting transactions. In addition to requiring password changes to access critical systems and financial applications to address inadequate controls over access to financial applications and data, we implemented monthly reviews of our employee’s access to critical systems and financial applications and change control procedures with respect to our critical systems and financial applications.

(c)	During the three months ended December 31, 2005, we:

•	Implemented an IT security and acceptable use policy;

•	Implemented a change management and monitoring procedures for Critical Path’s corporate infrastructure;

•	Implemented a quarterly review process for access to critical IT systems;

•	Deployed an employee record system to track employee access and separation requests;

•	Upgraded firewall infrastructure to eliminate the non-supported systems;

•	Completed external vulnerability testing for key corporate offices;

•	Moved critical servers to facilities where systems can be protected by universal power supply and fire suppression systems; and

•	Completed a risk assessment of critical systems and developed risk mitigation plans for each environment.

(d)	During the three months ended December 31, 2006, we transitioned our U.S. accounting operations to Dublin, Ireland, which reduces our significant accounting locations from four at December 31, 2004 to two upon completion of the transition. Additionally, in October 2006 we completed the evaluation and selection of new core business software related to accounting and professional services. We implemented the new accounting software in our Dublin, Ireland subsidiary during the fourth quarter of 2006. We will implement the new accounting software in our Turin, Italy subsidiary and will implement the new professional services software on a worldwide basis during the first half of 2007. We believe these actions will facilitate the application of uniform accounting controls and processes among our locations if and when implemented in the first half of 2007, and will be key to the remediation of items (2) and (4) in the above section titled “Evaluation of Disclosure Controls and Procedures.”

We intend to continue to devote resources to the improvement of our internal control over financial reporting and our system of disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

5.02(e) Entry Into or Modification of Compensation Arrangements

On April 13, 2007, the Compensation Committee of the Board of Directors of Critical Path, Inc. (“Critical Path”) approved increases in the base salaries of the named executive officers, to the following amounts:

Named Executive Officer	2007 Base Salary

Mark J. Ferrer Chief Executive Officer	$437,000

James A. Clark Executive Vice President and Chief Financial Officer	$287,000

Mark E. Palomba Executive Vice President, Worldwide Sales and Field Operations	$325,000

Donald Dew Chief Technology Officer and Executive Vice President, Product Management	$270,000

Barry Twohig Senior Vice President, Engineering	$282,000

Also on April 13, 2007, the Compensation Committee approved a new commission incentive plan for Mr. Palomba, increasing his annual commission potential to $260,000 (up to $65,000 each quarter) if 100% of his individual worldwide sales, revenue and gross margin targets, and our corporate level financial performance targets are attained in each quarter of 2007. The commission potential is divided among four categories of targets measured each quarter, with potential incentive payments of $30,000 for each quarter in which 100% of the worldwide license fee target is reached; $10,000 for each quarter in which 100% of the worldwide revenue target is reached; $10,000 for each quarter in which 100% of the worldwide professional services gross margin target is reached; and $15,000 for each quarter in which we achieve profitability on an EBITDA basis. For each target (except profitability) there is a threshold percentage below which no incentive payment is awarded; once the minimum target is reached, the incentive amount is awarded incrementally on a sliding scale measured against the target for the quarter.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officer and directors of Critical Path and their ages as of March 1, 2007 are as follows:

Name	Age	Position
Mark Ferrer	47	Chairman of the Board of Directors and Chief Executive Officer
James A. Clark	50	Executive Vice President and Chief Financial Officer
Donald Dew	45	Chief Technology Officer and Executive Vice President, Product Management
Mark Palomba	48	Executive Vice President, Worldwide Sales and Field Operations
Barry Twohig	39	Executive Vice President, Engineering
Mario Bobba	58	Director
Ross M. Dove (1)(2)(3)	54	Director
Frost R. R. Prioleau (1)(2)(3)	46	Director
Michael J. Shannahan (1)	58	Director
Tom Tinsley (2)(4)	53	Director
Ip Tak Chuen Edmond	54	Director

(1)	Member of the Audit Committee of the Board of Directors.
(2)	Member of the Compensation Committee of the Board of Directors.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Lead Director

Mark J. Ferrer has served as Chief Executive Officer since the end of March 2004, as a director since May 2004 and as Chairman of the Board since February 2005. Prior to joining Critical Path, Mr. Ferrer served as president and chief executive officer of Vastera, Inc. from February 2002 to November 2003 and prior to that as its president and chief operating officer from December 1999 to November 2003. From April 1998 to December 1999, Mr. Ferrer held various management positions with the Baan Company, serving as president of Baan Americas and as chief operating officer of Aurum Software. From June 1982 to April 1998, Mr. Ferrer served in various roles at IBM Corporation. Mr. Ferrer serves on the board of directors of Plateau Systems, a private company, and of Teach for America, DC, a not-for-profit corporation.

James A. Clark has served as Executive Vice President and Chief Financial Officer since February 2004. Prior to joining Critical Path, from January 2002 to October 2003, he was the chief financial officer at Diversified Healthcare Services, Inc., which was acquired by Fair Isaac Corporation. Before that, he was the chief financial officer at several software and services businesses, including StellarNet, Inc. from February 2001 to January 2002, Netopia, Inc. from November 1994 to February 2001 and Integral Systems, Inc. from November 1985 to November 1994. He is a certified public accountant.

Donald Dew has served as Chief Technology Officer since January 2006. From March 2000 to January 2006, Mr. Dew served Critical Path in various capacities in the engineering department and in the office of the Chief Technology Officer and, most recently, as Vice President, Product Management.

Mark E. Palomba has served as Executive Vice President, Worldwide Sales and Field Operations since January 2006. From May 2004 to January 2006, Mr. Palomba served as our Executive Vice President, Worldwide Services, Support and Asia Pacific. Prior to joining Critical Path, Mr. Palomba served as Senior Vice President, Global Operations at Vastera, Inc. from February 2000 to December 2003. Prior to joining Vastera, Mr. Palomba served as Senior Vice President of Consulting for Baan Americas, a software company from January 1999 to February 2000 and as Vice President of Consulting, Client Services for Aurum Software from July 1998 to January 1999. From 1982 to July 1998, Mr. Palomba held numerous positions with the IBM Corporation.

Barry Twohig has served as Executive Vice President, Engineering since October 2002 and as Vice President, Messaging since November 2000, after joining us as a result of the acquisition of ISOCOR Corporation, where he held Director of Engineering and other engineering management positions, since February 1995. From August 1988 to January 1995, Mr. Twohig served in various roles at Retix Corporation.

Mario Bobba has served as a director since July 2005. From February 2005 to June 2005, Mr. Bobba served as General Manager, Worldwide Sales of Critical Path. From January 2003 to February 2005, Mr. Bobba served in various sales management positions for Critical Path, covering the European, Middle Eastern, African and Latin American regions.

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

Ip Tak Chuen Edmond has served as a director since January 2005. Mr. Ip has been an Executive Director of Cheung Kong (Holdings) Limited (Cheung Kong) since 1993 and Deputy Managing Director of Cheung Kong since 2005. He is also an Executive Director and Deputy Chairman of Cheung Kong Infrastructure Holdings Limited, the Senior Vice President and Chief Investment Officer of CK Life Sciences Int’l., (Holdings) Inc., a Non-executive Director of TOM Group Limited and a Director of ARA Asset Management (Singapore) Limited and ARA Trust Management (Suntec) Limited. He holds a Bachelor of Arts degree in Economics and a Master of Science degree in Business Administration. Pursuant to the terms of the Stockholders Agreement, certain holders of Critical Path Series D Preferred Stock and Series E Preferred Stock hold a right to cause the nomination of one director to the Board. Critical Path agreed to cause the nomination of Mr. Ip as the nominee of these holders to the Board pursuant to the obligations set forth in the Stockholders Agreement.

Tom Tinsley has served as a director since May 2004 and as Lead Director of the Board of Directors since January 2005. Mr. Tinsley is a Managing Director of General Atlantic LLC, a global private equity firm that provides capital for innovative companies where information technology or intellectual property is a key driver of growth. Prior to joining General Atlantic, Mr. Tinsley served in a variety of executive positions with Baan Company, NV, including chairman and chief executive officer of Baan Company’s management board. Before that, he was a director at McKinsey & Company. In addition, Mr. Tinsley is a director at Xchanging, BMC Software and Philanthropic Research, Inc and serves on the Advisory Board of the Kellogg Institute for International Studies at the University of Notre Dame. Mr. Tinsley was appointed to the Board of Directors in May 2004 by the holders of a majority of the outstanding shares of Series D preferred stock will serve until the earlier of his resignation, his removal by holders of a majority of the outstanding shares of Series D preferred stock or such time as there are fewer than 500,000 shares of Series D preferred stock outstanding.

There are no family relationships between any director, executive officer, or person nominated or that we have chosen to become a director or executive officer.

Audit Committee

We have an audit committee that is comprised of Frost R.R. Prioleau, Ross Dove and Michael Shannahan. All members of our audit committee are “independent directors” as determined in accordance with the Nasdaq Stock Market listing standards. All of the members of the Audit Committee are financially literate. Our board of directors has determined that Michael Shannahan is an “audit committee financial expert” within the applicable definition of the United States Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Specific due dates for these reports have been established and we are required to identify in this Annual Report those persons who failed to timely file these reports. To our knowledge, we believe that during the fiscal year ended December 31, 2006, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements, other than Mr. Palomba who filed one late Form 4 in connection with the sale of Common Stock pursuant to a previously adopted Rule 10b-5(1) trading plan and Messrs. Bobba, Dew, Clark, Dove, Ferrer, lp, Palomba, Prioleau, Shannahan, Twohig and Zukerman who each filed one late Form 4 in connection with the surrender of their outstanding options and the receipt of new options in connection with our option exchange tender offer pursuant to the Schedle TO filed with the Securities and Exchange Commission on May 31, 2006. In making this statement, we have relied upon the written representations of our directors and officers.

Code of Ethics

We have adopted the Critical Path, Inc. Code of Ethics and Business Conduct for Officers, Employees and Directors (the “code of ethics”). The code of ethics applies to our directors, principal executive officer, principal financial officer and principal accounting officer and all our other employees and is publicly available on our website at www.criticalpath.net. If we make any amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our principal executive officer, principal financial officer and principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

Procedures by which Shareholders may Recommend Nominees to the Board of Directors

There were no material changes made in 2006 to the procedures by which our shareholders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy and Overview of Compensation

The following discussion describes our philosophy, goals and objectives in compensating our Chief Executive Officer, our Chief Financial Officer, our three other most highly compensated executive officers as of December 31, 2006, and one other most highly compensated executive officer who was employed during 2006, but not employed as of December 31, 2006. We refer to this group of executive officers in this annual report as our “named executive officers.” The goals of our compensation program are to align compensation with business objectives and performance, and to enable us to attract, retain and reward executive officers whose contributions are critical to our long-term success.

Our compensation program for named executive officers is based on the same four principles applicable worldwide to compensation decisions for all of our employees:

•

We compensate our employees competitively. We are committed to maintaining a compensation program that helps attract and retain the best people in the industry. To ensure that pay is competitive, we compare our compensation levels with those of other companies and set our compensation parameters based in part on this review.

•

We compensate and incentivize employees for sustained performance. Executive officers are rewarded based upon corporate performance, business unit performance and individual performance. Corporate performance and business unit performance are evaluated by reviewing the extent to which strategic and business plan goals are met, including such factors as steps toward attaining profitability, controlling and decreasing spend levels, managing toward target operating results and cash flow, performance against target revenues and gross margins, responsiveness to business challenges and timely new product introductions. Individual performance is evaluated by reviewing organizational and management development progress against set objectives.

•

We strive for fairness in the administration of compensation. We strive to compensate a particular individual equitably compared to other executives at similar levels both inside our organization and at comparable companies.

•

We believe that employees, including named executive officers, should understand our performance evaluation and compensation administration process. The process of assessing an employee’s performance is as follows: (i) at the beginning of the performance cycle, which is typically annual based upon the anniversary of the hire date of the employee, our evaluating manager and the employee, or our Compensation Committee and our named executive officer, evaluate general performance and discuss objectives and key goals; (ii) our evaluating manager gives the employee ongoing feedback on performance; (iii) at the end of the performance cycle, our manager evaluates general performance and the accomplishment of objectives and key goals; (iv) our evaluating manager communicates the comparative results to the employee; and (v) the comparative results affect decisions on total compensation, consisting of base salary and, if applicable, cash bonus or stock incentives.

Total Compensation

We have historically used a simple total compensation program that consists primarily of cash and equity-based compensation. Our compensation program allows us to attract and retain key employees, which best positions us to provide useful products and services to our customers, enhance shareholder value, and motivate technological innovation, foster teamwork, and adequately reward employees. The compensation package offered to each named executive officer is comprised of four elements:

•	base salary;

•	annual variable performance bonus awards payable in cash;

•	long-term stock-based incentive awards; and

•	employee benefits and perquisites.

These are described in more detail below.

The Role of the Compensation Committee

The Compensation Committee has the primary authority to determine our compensation philosophy and to establish compensation for our named executive officers. In determining each element of compensation and the total package, the Compensation Committee reviews information from a variety of sources and considers performance and other relevant factors to determine and set compensation.

Our CEO aids the Compensation Committee by providing annual recommendations regarding the compensation of all named executive officers, other than himself. Each named executive officer and other senior executive management team members, in turn, participates in an annual performance review with the CEO to provide input about his or her contributions to our success for the period being assessed. The performance of our CEO and senior executive management team as a group is reviewed annually by the Compensation Committee to determine whether a bonus, salary increase or other compensation is appropriate based on company performance and individual performance.

Our Compensation Committee and management periodically consult independent compensation surveys and other publicly available information about competitive executive positions to assist them in determining market pay practices for compensating named executive officers. Our Compensation Committee establishes salary ranges and other compensation for named executive officers by reviewing aggregate compensation levels for competitive positions in the market. Our Compensation Committee uses this market compensation data to establish a total compensation range for each named executive officer with a midpoint based on the median level of overall compensation for a comparable executive officer position. Our Compensation Committee then establishes the total compensation package for each named executive officer using this range, according to that officer’s overall individual performance, level of responsibility and his or her years of experience.

As described above, overall individual performance is measured against the following factors: long-term strategic corporate goals, short-term business goals, the development and utilization of employees and the fostering of teamwork and other corporate values. In both setting goals and measuring a named executive officer’s performance against those goals, we take into account general economic and market conditions. Generally, none of the factors included in our strategic and business goals is assigned a specific weight. Instead, our Compensation Committee recognizes that these factors and the relative importance of these factors for any individual officer may change in order to adapt to specific business challenges and to changing economic and marketplace conditions.

Moreover, we strongly believe in retaining the best talent among our named executive officers. Therefore, our Compensation Committee may approve total compensation packages for senior executive management that are at or above the upper end of the established compensation range based on the factors outlined above. For example, if an officer consistently receives favorable performance ratings over successive years, accumulates years of service and expertise with us or has significant other experience, his or her total compensation may be set above the established salary range. Additionally, the balance of compensation among the key elements discussed above may vary. Our Compensation Committee also considers our resources available to fund and determine the elements and relative amounts of compensation offered. In general, our Compensation Committee believes that our compensation programs, as structured, currently are within market range, based on its review of market compensation information.

Base Compensation

As discussed above, we provide our named executive officers with a base salary that is comparable to base salaries offered by similarly sized companies in our industry, but will vary from such level based on:

•	industry experience, knowledge and qualifications;

•	the importance of the individual to the execution of our strategic operating plan;

•	the salary levels in effect for comparable positions within our industry;

•	level of responsibility or any change in responsibilities;

•	other elements of compensation; and

•	internal comparability with the compensation of our other named executive officers.

Increases in base salary from year to year are based upon the performance of the named executive officers and any change in the above factors, as well as market positioning considerations, as assessed by our CEO (for executive officers other than our CEO) and approved by the Compensation Committee. The Compensation Committee assesses these factors with respect to the CEO.

In April 2007, our Compensation Committee approved increases to the base salaries paid to our named executive officers. This decision was based on a determination that the increased rates of base salary were competitive with the levels paid by our competitors for executive talent and appropriate for executives with the level of responsibilities held by our named executive officers. In particular, our Compensation Committee recognized that our named executive officers were responsible for implementing and continuing our strategic restructuring initiatives and business alignment that began in 2004, continuing management of cash flow and operating expenses, implementing additional cost savings measures, moving forward with our strategic operating plan, and attaining business objectives. Our Compensation Committee also focused on the importance of retaining key management personnel critical to focusing our business direction and implementing our strategic operating plan.

The total base salary budget approved by the Board for named executive officers for 2007 is an increase of 5% over the total base salary paid for 2006, which percentage increase was consistent with the market data reviewed. The base salary to be paid to our Chief Executive Officer for 2007 was increased to $437,000, an increase of 2.8% over base salary paid in 2006. The base salary to be paid to our Chief Financial Officer for 2007 was increased to $287,000, an increase of 4.2% over base salary paid in 2006. The base salary to be paid to our Executive Vice President Engineering for 2007 was increased to $282,000, an increase of 5.6% over base salary paid in 2006. The base salary paid to our Executive Vice President, Worldwide Sales and Field Operations for 2007 was increased to $325,000, an increase of 8.3% over base salary paid in 2006, in part as an acknowledgement of his central role in repositioning the sales force more effectively to align with our strategic plans and expanding customer relationships with our Memova Mobile solution. The base salary paid to our Chief Technology Officer and Executive Vice President, Product Management, for 2007 was increased to $270,000, an increase of 12.5% over base salary paid in 2006, in part as an acknowledgement of his role in executing on our refocused strategic marketing plan, increased responsibilities and in part to bring his salary to a level commensurate with other comparably situated executives.

Performance-Based Compensation

Performance Goals

It is our Compensation Committee’s objective to have a significant portion of each officer’s compensation based upon overall corporate performance as well as upon his or her own level of responsibility and contribution towards that performance. This allows named executive officers to receive bonus compensation in the event certain specified corporate and individual performance measures are achieved or exceeded.

In determining the performance compensation awarded to each named executive officer, we evaluate our overall corporate and the individual executive’s performance in a number of areas. Our corporate performance is measured on both a short-term and long-term basis, so performance compensation is linked to specific, measurable corporate and individual goals intended to create value for stockholders.

In prior years, general criteria for evaluating overall corporate performance included such measures as software license and service revenue, product development milestones, completion of significant transactions, continued restructuring efforts, achievement of breakeven results on an adjusted EBITDA basis, cash flow, profitability and gross margin targets, and expense control. Individual performance goals included completion of certain projects and achievement of individual targets in support of our overall company goals, by area of responsibility. These include adherence to budget and financial performance targets, and on-time, high-quality execution of recurring responsibilities.

Annual Performance-Based Cash Compensation

The annual performance-based cash bonus consists of a cash award based on overall performance. The potential performance cash bonus for our CEO is up to 150% of base salary and for the other named executive officers is up to two-thirds of base salary.

Annual bonuses are determined predominantly on the basis of our achievement of overall corporate performance targets (discussed above) and secondarily on individual performance targets established for each named executive officer. For each named executive officer, the entire annual award is conditioned on overall corporate performance and resources relating to cash flow, profitability targets, and quarterly revenue. Once overall company performance and resources are known at year-end, our Compensation Committee and our CEO discuss a potential overall bonus pool to be allocated among employees and management, subject to completion of our annual audit without material changes to results. Once the Compensation Committee approves the overall bonus pool, they allocate a portion of the pool among the named executive officers considering the factors discussed above.

For 2006 (to be paid in 2007), the Compensation Committee determined that our named executive officers achieved performance based compensation in the amounts listed below in the “Bonus” column of the Summary Compensation Table. The bonus amounts listed for our CEO, CFO and our Executive Vice President, Worldwide Sales include bonus incentive payments awarded in connection with the January closing of the sale of the Hosted Assets to Tucows as indicated in the footnotes to the table.

Our Compensation Committee has not yet established an overall bonus pool for 2007. However, they approved a new commission incentive plan for our Executive Vice President, Worldwide Sales and Field Operations, increasing Mark Palomba’s annual commission potential to $260,000 (up to $65,000 each quarter) if 100% of his individual worldwide sales, revenue and gross margin targets, and our corporate level financial performance targets are attained in each quarter of 2007. The commission potential is divided among four categories of targets measured each quarter, with potential incentive payments of $30,000 for each quarter in which 100% of the worldwide license fee target is reached; $10,000 for each quarter in which 100% of the worldwide revenue target is reached; $10,000 for each quarter in which 100% of the worldwide professional services gross margin target is reached; and $15,000 for each quarter in which we achieve profitability on an EBITDA basis. For each target (except profitability) there is a threshold percentage below which no incentive payment is awarded; once the minimum target is reached, the incentive amount is awarded incrementally on a sliding scale measured against the target for the quarter.

Long-Term Performance-Based Equity Incentive Program

In accordance with our compensation philosophy, our long-term, performance-based compensation is based on equity ownership. Our Compensation Committee believes that equity ownership in Critical Path is important to tie the level of each named executive officer’s compensation to the performance of our stock and stockholder gains in order to create an incentive for sustained growth. To meet this objective, we may award our named executive officers with additional grants of performance-based equity compensation, which are based upon achieving the same performance criteria described above for cash incentive awards. Under our 1998 Stock Option Plan (the “1998 Plan”), each grant allows the officer to acquire shares of common stock at the market price on the grant date and typically vests over a four-year period. Accordingly, the option will provide a return to the executive officer only if the market price of the shares appreciates over the vesting term.

When awarded, long-term equity incentive grants are designed to align the interests of our named executive officers with those of our shareholders and provide each individual with a significant incentive to manage our business from the perspective of an owner with an equity stake in the business. We believe that long-term equity compensation provides additional incentives to named executive officers to maintain a long-term perspective and work towards maximizing shareholder value. We also recognize that equity compensation incentives are a necessary element of a competitive compensation package for our named executive officers. Our Compensation Committee also views granting options as a retention device, and therefore we utilize extended vesting periods to encourage named executive officers to continue in our employ. Our Compensation Committee also reviews the status of vesting and number of vested versus unvested options from prior grants at the time of each new grant. The amounts of stock options and restricted stock awards granted to each named executive officer are determined by our Compensation Committee based upon several factors, including our overall capital structure, the named executive officer’s level of responsibility, performance and the value of the stock option at the time of grant. These grants also consider the level of annual option grants and total holdings for similar positions at similarly sized companies in our industry, adjusted using the above factors and taking into consideration such equivalency factors as our number of shares outstanding and market capitalization. Additional grants may be made following a significant change in job responsibility or in recognition of a significant achievement.

In 2006, in order to re-incent and retain employees after a significant decline in our share price, we commenced a tender offer to our employees, consultants and directors who, as of May 31, 2006, were actively employed by or providing services to us to exchange some or all of their outstanding options granted under the 1998 Stock Option Plan (the “1998 Plan”) and the 1999 Nonstatutory Stock Option Plan for new options (the “New Options”) to purchase shares of common stock to be granted under the 1998 Plan. As a result of the significant decline in our share price, the exercise prices of outstanding options held by our employees, including named executive officers, consultants and directors were higher, in many cases significantly, than the current fair market value of our common stock.

Each of our named executive officers participated in the tender offer. Together, they received an aggregate of 3,193,880 New Options with an exercise price of $0.20 per share by exchanging an aggregate of 3,357,974 eligible options with a weighted average exercise price of $3.58 per share. See Note 12—Shareholders’ Equity (Deficit), 2006 Stock Option Exchange Program, in the Notes to Consolidated Financial Statements for a detailed description of the terms of our tender offer and option exchange.

During 2006, we made no other stock option grants or other equity incentive awards to the named executive officers.

Policies with Respect to Equity Compensation Awards

We grant all equity incentive awards based on the fair market value as of the date of grant. The exercise price for stock option grants and similar awards is determined by reference to the last quoted price per share on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc. at the close of business on the day prior to the date of grant. Option awards under the compensation programs discussed above are made at regular Compensation Committee meetings and at special meetings as needed. For example, a special meeting may be called if a regular meeting is cancelled or following the annual performance review process. The effective date for such grants is the date of such meeting at which our Compensation Committee approves the grants. We may also make grants of equity incentive awards at the discretion of our Compensation Committee or our Board of Directors in connection with the hiring of new executive officers and other employees.

Other Elements of Compensation and Perquisites

In order to attract, retain and pay market levels of compensation, we also provide our named executive officers and other employees the following benefits and perquisites.

Life and Disability Insurance. We provide each named executive officer disability, accidental death and life insurance as we in our sole discretion may from time to time make available to our other employees on a percentage of earnings basis subject to a cap. In some cases where the absolute coverage limits of our group life insurance policy do not cover the standard multiple of base salary coverage we provide to all employees, which for life insurance is two times base salary, at the base salary levels of our named executive officers, we have purchased supplemental policies for those named executive officers to provide the additional coverage.

401(k) Plan. We offer a Section 401(k) Savings/Retirement Plan (the “401(k) Plan”), a tax-qualified retirement plan, to all our employees, including named executive officers. The 401(k) Plan permits employees to defer from 1% to 100% of their annual eligible compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable in the 401(k) Plan. We currently do not make matching contributions to the 401(k) Plan, however, we do contribute to an individual pension fund for our Senior Vice President, Engineering, who is based in our Dublin, Ireland office, on the same percentage basis that we contribute for our other Irish-based employees.

Housing Allowance & Travel Costs. The employment agreement with our CEO provides that while he is performing company business in the San Francisco area (Bay area), he will have the use of a corporate apartment in the Bay area during his time spent working there (not to exceed $3,000 per month), and auto transportation in the Bay area in the form of a car lease not to exceed $500 per month. To date, Mr. Ferrer has chosen not to utilize either of those benefits and instead is reimbursed for his usual and ordinary expenses incurred during business travel. We do not expect that to change in 2007. As a result of our geographically diverse workforce and operations, we feel that the availability of benefits such as housing allowance is advisable in some cases in order to attract and retain management talent and to facilitate the need for management to spend significant time in our various offices around the world.

Other Employee Benefits. Our named executive officers participate along with all employees in our health, dental and vision insurance coverage, and Flexible Spending Account and Employee Assistance programs, as we may from time to time make available to our employees. We pay a portion of the premiums for these benefit plans for all employees. Our named executive officers are entitled to paid vacation and sick leave based on years of service in accordance with our policies and procedures in effect for all employees.

Severance and Change of Control Provisions. As described in more detail below in the next section entitled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements,” some of our named executive officers will receive additional compensation or accelerated equity vesting in the event of a termination without cause or a change of control of Critical Path, including, depending on the circumstances, payment of up to 18 months of base salary, accelerated vesting of unvested options and restricted stock, and continuation of group health benefits for up to 18 months after the termination or change of control. Businesses in our industry face a number of risks, including the risk of being acquired in the future. We believe that entering into change of control and severance arrangements with certain of our executives has helped us attract and retain the best-possible executive talent. The terms of the change of control and severance arrangements were negotiated as part of the hiring process for certain of our executives or were made following promotion to named executive officer status. Without these provisions, these executives may not have chosen to accept employment with us or remain employed by us.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Effective on March 29, 2004, we entered into an employment agreement with Mark Ferrer, our Chief Executive Officer and Chairman of the Board. Under the terms of the employment agreement, Mr. Ferrer is eligible for a target bonus ranging from 50% to 150% of his base salary upon achieving performance criteria to be set by our Board of Directors. In connection with his hiring, we granted Mr. Ferrer two options to purchase an aggregate of 1,061,052 shares on March 29, 2004. These options vest 12.5% on September 29, 2004 and thereafter shall vest on a pro-rata monthly basis over the ensuing 42 months for so long as Mr. Ferrer continues to provide services to us. Mr. Ferrer also received a grant of 707,368 shares of restricted stock, which vests 12.5% on September 29, 2004 and thereafter vests on a pro-rata quarterly basis over the ensuing fourteen quarters. After the completion of our rights offering in 2004, we granted Mr. Ferrer an additional option to purchase 1,021,234 shares of common stock and an additional 680,823 shares of restricted stock. The additional option and shares of restricted stock have the same vesting schedule as the option and restricted stock discussed above, respectively, but the vesting start date for the additional grants was six months from August 16, 2004, the date of the grants. If Mr. Ferrer is terminated under certain circumstances, he will receive acceleration of twelve months worth of vesting of all of his options and restricted stock. If we are acquired and Mr. Ferrer’s options are not assumed in the acquisition, his options will become immediately vested in full. If we terminate Mr. Ferrer without cause (as that term is defined in his employment agreement) or due to his disability or if Mr. Ferrer resigns as a result of an uncured constructive termination (as that term is defined in his employment agreement) (each of these scenarios is referred to as a qualifying termination in Mr. Ferrer’s employment agreement), Mr. Ferrer is entitled to following severance benefits: (i) twelve monthly payments that in the aggregate equal (a) his base salary plus (b) a pro-rata payment based on the number of days Mr. Ferrer served as Chief Executive Officer in the fiscal year of termination) of Mr. Ferrer’s actual bonus, if any, paid to him for the fiscal year prior to termination; (ii) continuation of group health benefits for up to twelve months following termination; and (iii) twelve months of accelerated vesting of Mr. Ferrer’s unvested restricted shares. If a qualifying termination occurs within twelve months following a change of control of Critical Path or within three months before a change of control, then in lieu of the benefits described above, Mr. Ferrer shall be offered the following: (i) a single cash payment in amount equal to 1.5 times his base salary; (ii) continuation of medical benefits for up to eighteen months; and (iii) accelerated vesting of (a) the greater of 75% or twelve months of unvested restricted shares or (b) twelve months of accelerated vesting of Mr. Ferrer’s unvested stock options.

We entered into an employment agreement with James Clark, our Executive Vice President, Chief Financial Officer on February 2, 2004. Under the terms of Mr. Clark’s employment agreement, Mr. Clark is eligible for a bonus of up to 30% of his base salary. He is also entitled to a base salary increase to $300,000 per year once we are profitable on an EBITDA basis. In connection with his hiring, we granted Mr. Clark an option to purchase 350,000 shares which option vests over four years with 12.5% vesting six months after Mr. Clark commenced his employment and 1/48th vesting in equal monthly installments thereafter for so long as Mr. Clark continues to provide services to us. Under the terms of his employment agreement, in the event Mr. Clark is terminated without cause or Mr. Clark terminates his employment for good reason within 6 months following a change of control (each term as defined in his employment agreement), all of his unvested shares shall automatically become vested. If we terminate Mr. Clark other than for cause (as defined in his employment agreement) with or without a change of control, Mr. Clark is entitled to twelve months of his then current base salary.

We entered into an employment agreement with Mark Palomba, our Executive Vice President, Worldwide Services and Support and Executive Vice President Asia Pacific on May 17, 2004. In connection with his hiring, we granted Mr. Palomba an option to purchase 350,000 shares, which option vests over four years with 12.5% vesting six months after Mr. Palomba commenced his employment and 1/48th vesting in equal monthly installments thereafter for so long as Mr. Palomba continues to provide services to us. Under the terms of his employment agreement, in the event Mr. Palomba is terminated without cause or Mr. Palomba terminates his employment for good reason within 6 months following a change of control (each term as defined in his employment agreement), all of his unvested shares shall automatically become vested. If we terminate Mr. Palomba other than for cause (as defined in his employment agreement), Mr. Palomba is entitled to nine months of his then current base salary and continuation of group health benefits for nine months following termination.

We entered into an employment agreement with Donald Dew, our Chief Technology Officer and Executive Vice President, Product Management, in March 2000. If we terminate Mr. Dew other than for cause, we believe we may be required to pay severance under applicable Canadian common law, ranging from a minimum of seven weeks of base salary to a possible maximum of one year’s base salary, the prior year’s bonus and the value of his accrued vacation at the time of termination.

We entered into an employment agreement with Barry Twohig, Executive Vice President Engineering, in January 2000. On March 1, 2003, we entered into a change of control severance agreement with Mr. Twohig. Under the terms of this agreement, if Mr. Twohig is involuntarily or constructively terminated within 1 year following a change in control, then all of his unvested shares shall automatically become vested. On February 23, 2007, in connection with his relocation to our Dublin, Ireland office, Mr. Twohig signed an employment agreement with our affiliate, Critical Path B.V.

We entered into an employment agreement with Michael Zukerman, then our Executive Vice President, General Counsel and Secretary, in June 2001, which was amended in 2002 and 2003. If he were employed with us at December 31, 2006, Mr. Zukerman would have otherwise qualified as one of the named executive officers. On May 29, 2003, we entered into a change of control severance agreement with Mr. Zukerman. Under the terms of this agreement, if Mr. Zukerman voluntarily resigns within 180 days following a change in control, then he was entitled to (i) one times his annual base salary in effect on the date of termination, and (ii) one times the highest annual bonus that could have been paid to Mr. Zukerman by Critical Path under the bonus plan or agreement applicable to him for the preceding five fiscal years, whether or not such bonus was actually paid. Mr. Zukerman voluntarily resigned from Critical Path on September 30, 2006, and we made no severance payments to him as a result of his voluntary resignation. Upon his resignation, we retained Mr. Zukerman on a consulting basis until November 15, 2006.

Except as described above with respect to severance obligations, all of our employment relationships with our named executive officers are at-will, as interpreted in the localities in which they are employed.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Ross Dove, Frost Prioleau and Tom Tinsley. None of the members of our Compensation Committee were officers or employees of Critical Path at any time during 2006 or at any other time. During 2006, no current named executive officer of Critical Path served as a member of the board of directors or compensation committee of any other entity whose executive officer(s) served on Critical Path’s Board of Directors or Compensation Committee.

Compensation Recovery

The Board of Directors may evaluate in appropriate circumstances whether to seek the reimbursement of certain compensation awards paid to an executive officer if such executive engages in misconduct that caused or partially caused a restatement of financial results, in accordance with section 304 of the Sarbanes-Oxley Act of 2002. If circumstances warrant, we will seek the repayment of appropriate portions of the executive officer’s compensation for the relevant period, as provided by law.

Policies Regarding Tax Deductibility of Compensation

Within our performance-based compensation program, we aim to compensate the named executive officers in a manner that is tax-effective for the company. Section 162(m) of the Internal Revenue Code restricts the ability of publicly held companies to take a federal income tax deduction for compensation paid to certain of their executive officers to the extent that compensation exceeds $1.0 million per covered officer in any fiscal year. However, this limitation does not apply to compensation that is performance-based. The non-performance based compensation paid in cash to the our named executive officers for the 2006 fiscal year did not exceed the $1.0 million limit per officer, and our Compensation Committee does not anticipate that the non-performance based compensation to be paid in cash to the named executive officers for fiscal 2007 will exceed that limit.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation for services rendered in all capacities to us for the year ended December 31, 2006 for our Chief Executive Officer, our Chief Financial Officer, the three other most highly compensated executive officers as of December 31, 2006, and one other most highly compensated executive officer who was employed during 2006, but not employed as of December 31, 2006, all of whose total annual salary and bonus for fiscal year 2006 exceeded $100,000:

Name & Principal position	Year	Salary	Bonus	Stock awards (1)	Option awards (2)	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation earnings	All other compensation	Total
		(in United States dollars ($))
Mark J. Ferrer	2006	$420,833	$63,000	$68,802	$350,241	$—	$—	$606	$903,482
Chief Executive Officer (3)

James A. Clark	2006	272,917	45,000	8,020	62,234	—	—	—	388,171
Executive Vice President and Chief Financial Officer (4)

Donald Dew	2006	240,698	15,000	837	12,762	—	—	—	269,298
Chief Technology Officer and Executive Vice President, Product Management (5)

Mark Palomba	2006	300,000	58,000	9,660	62,234	20,000	—	—	449,894
Executive Vice President, Worldwide Sales and Field Operations (6)

Barry Twohig	2006	250,887	15,000	6,250	30,836	—	—	26,534	329,507
Executive Vice President, Engineering (7)

Michael J. Zukerman	2006	204,167	25,000	10,025	18,904	—	—	12,956	271,052
Former Executive Vice President, General Counsel and Secretary (8)

Footnotes to Summary Compensation Table

(1)	Represents the value of restricted stock awards which vested during 2006.
(2)	See Note 12—Shareholders’ Equity (Deficit), Stock-Based Compensation, in the Notes to Consolidated Financial Statements for the valuation assumptions used in determining the fair value of the Option Awards.
(3)	Mr. Ferrer’s bonus amount includes 2006 performance-based cash bonus of $35,000, still to be paid in 2007, as well as a bonus incentive payment previously awarded and paid in connection with the January 2006 closing of the sale of the Hosted Assets. Mr. Ferrer’s all other compensation consists of incremental premium payments related to providing Mr. Ferrer life insurance coverage at two times his annual salary. Mr. Ferrer does not receive any compensation for his services as a director.
(4)	Mr. Clark’s bonus amount includes 2006 performance-based cash bonus of $20,000, still to be paid in 2007, as well as a bonus incentive payment previously awarded and paid in connection with the January 2006 closing of the sale of the Hosted Assets.
(5)	Mr. Dew is compensated in Canadian dollars. His compensation data was translated to United States dollars using an average of the foreign currency exchange rate from the Canadian dollar to the United States dollar during the period January 1, 2006 to December 31, 2006.
(6)

Mr. Palomba’s bonus amount includes 2006 performance-based cash bonus of $30,000, still to be paid in 2007, as well as a bonus incentive payment previously awarded and paid in connection with the January

2006 closing of the sale of the Hosted Assets. Mr. Palomba’s non-equity incentive plan compensation includes $10,000 payable in connection with his performance under the Critical Path 2006 Sales Incentive Plan that will be paid in April 2007.

(7)	Mr. Twohig was compensated in United States dollars until February 28, 2006. On March 1, 2006, Mr. Twohig began being compensated in Euros. His compensation data was translated to United States dollars using an average of the foreign currency exchange rate from the Euro to the United States dollar during the period March 1, 2006 to December 31, 2006. Mr. Twohig’s all other compensation consists of amounts related to our contribution to a private pension fund on Mr. Twohig’s behalf as well as amounts paid for private health insurance, disability benefits, life insurance and relocation costs.
(8)	Mr. Zukerman voluntarily resigned from Critical Path on September 30, 2006, and therefore was not eligible for a performance cash bonus for 2006. His bonus amount represents a bonus incentive payment awarded in connection with the January closing of the sale of the Hosted Assets to Tucows. Upon his resignation, we retained Mr. Zukerman on a consulting basis until November 15, 2006. Mr. Zukerman’s all other compensation consists of the payout of the value of accrued but unused vacation.

2006 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information on grants of options to purchase shares of our common stock in fiscal year 2006 to the named executive officers.

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: number of shares of stock or units	All other option awards: number of securities underlying options	Exercise or base price of option awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
Mark J. Ferrer (1)	June 29, 2006	$—	$—	$—	—	—	—	—	236,965	$0.20
	June 29, 2006	—	—	—	—	—	—	—	824,087	0.20
	June 29, 2006	—	—	—	—	—	—	—	1,021,234	0.20

James A. Clark (1)	June 29, 2006	—	—	—	—	—	—	—	350,000	0.20
	June 29, 2006	—	—	—	—	—	—	—	20,000	0.20

Donald Dew (1)	June 29, 2006	—	—	—	—	—	—	—	18,750	0.20
	June 29, 2006	—	—	—	—	—	—	—	1,500	0.20
	June 29, 2006	—	—	—	—	—	—	—	12,500	0.20
	June 29, 2006	—	—	—	—	—	—	—	3,125	0.20
	June 29, 2006	—	—	—	—	—	—	—	2,500	0.20
	June 29, 2006	—	—	—	—	—	—	—	37,500	0.20

Mark Palomba (1)	June 29, 2006	—	—	—	—	—	—	—	350,000	0.20
	June 29, 2006	—	—	—	—	—	—	—	20,000	0.20
	(3)	—	200,000	(4)	—	—	—	—	—	—

Barry Twohig (1)	June 29, 2006	—	—	—	—	—	—	—	20,000	0.20
	June 29, 2006	—	—	—	—	—	—	—	12,500	0.20
	June 29, 2006	—	—	—	—	—	—	—	112,500	0.20
	June 29, 2006	—	—	—	—	—	—	—	4,687	0.20
	June 29, 2006	—	—	—	—	—	—	—	49	0.20
	June 29, 2006	—	—	—	—	—	—	—	7	0.20
	June 29, 2006	—	—	—	—	—	—	—	235	0.20
	June 29, 2006	—	—	—	—	—	—	—	66	0.20
	June 29, 2006	—	—	—	—	—	—	—	1,250	0.20
	June 29, 2006	—	—	—	—	—	—	—	35	0.20
	June 29, 2006	—	—	—	—	—	—	—	750	0.20
	June 29, 2006	—	—	—	—	—	—	—	12,500	0.20
	June 29, 2006	—	—	—	—	—	—	—	18,750	0.20

Michael J. Zukerman (1,2)	June 29, 2006	—	—	—	—	—	—	—	7291	0.20
	June 29, 2006	—	—	—	—	—	—	—	14,820	0.20
	June 29, 2006	—	—	—	—	—	—	—	12,988	0.20
	June 29, 2006	—	—	—	—	—	—	—	11,666	0.20
	June 29, 2006	—	—	—	—	—	—	—	21,875	0.20
	June 29, 2006	—	—	—	—	—	—	—	43,750	0.20

Footnotes to Grants of Plan-Based Awards Table

(1)	Our named executive officers, 2006 option awards were given in connection with our option exchange offer as discussed in the section above titled Long-Term Performance-Based Equity Incentive Program. See Note 12—Shareholders’ Equity (Deficit), 2006 Stock Option Exchange Program, in the Notes to Consolidated Financial Statements for a detailed description of the terms of our tender offer and option exchange.
(2)	Mr. Zukerman resigned on September 30, 2006. Upon his resignation, we retained Mr. Zukerman on a consulting basis until November 15, 2006.
(3)	Represents amounts in connection with the Critical Path 2006 Sales Incentive Plan for Mr. Palomba.
(4)	This amount cannot be calculated as a result of certain features of the Critical Path 2006 Sales Incentive Plan for Mr. Palomba that do not have a limit on earnings potential. These features are related to (i) license fee revenue achievement which, above 90% achievement, would pay an additional 2% of the target incentive for every 1% of achievement greater than the 90% limit, (ii) total revenue achievement which, above 95% achievement, would pay on a straight-line basis as a percent of the target achieved, and (iii) the generation of certain non-standard transactions which the incentive payment is at the discretion of the Sales Compensation Committee.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following sets forth information regarding outstanding equity-based awards, including the potential dollar amounts realizable with respect to each award.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options - amount exercisable	Number of securities underlying unexercised options - amount unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
Mark J. Ferrer	1,301,428	780,858	—	$0.20	June 28, 2013	221,053	$24,316	—	$—
James A. Clark	231,250	138,750	—	0.20	June 28, 2013	—	—	—	—
Donald Dew	47,419	28,456	—	0.20	June 28, 2013	—	—	—	—
	5,000	—	—	0.65	November 5, 2014
Mark Palomba	231,250	138,750	—	0.20	June 28, 2013	—	—	—	—
Barry Twohig	114,577	68,752	—	0.20	June 28, 2013	—	—	—	—
Michael J. Zukerman (1)	112,390	—	—	0.20	June 28, 2013	—	—	—	—

Footnotes to Outstanding Equity Awards at Fiscal Year-End Table

(1)	Mr. Zukerman resigned on September 30, 2006. Upon his resignation, we retained Mr. Zukerman on a consulting basis until November 15, 2006.

OPTION EXERCISES AND STOCK VESTING TABLE

The following table sets forth the dollar amounts realized pursuant to the vesting or exercise of equity-based awards during the latest fiscal year.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise	Value realized on exercise	Number of shares acquired on vesting	Value realized on vesting
Mark J. Ferrer	—	$—	176,842	$35,368
James A. Clark	—	—	40,000	8,020
Donald Dew	—	—	4,234	849
Mark Palomba	—	—	35,000	7,018
Barry Twohig	—	—	50,000	10,025
Michael J. Zukerman (1)	—	—	50,000	10,025

Footnotes to Option Exercises and Stock Vesting Table

(1)	Mr. Zukerman resigned on September 30, 2006. Upon his resignation, we retained Mr. Zukerman on a consulting basis until November 15, 2006.

NONQUALIFIED DEFERRED COMPENSATION TABLE

The Company does not provide a non-qualified deferred compensation plan for any of its executive officers.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before change in control	After change in control
Name	Benefit	Termination w/o cause or for good reason (2)	Termination w/o cause or for good reason (2)	Voluntary termination	Death	Disability (2)	Change in control (2)
Mark J. Ferrer (1)	Severance	$425,000	$637,500	$—	$—	$425,000	$—
	Bonus	65,000	—	—	—	—	—
	Stock option vesting acceleration (3)	87,560	87,560	—	—	—	131,340
	Restricted stock vesting acceleration (4)	38,175	42,810	—	—	—	—
	Health care benefits continuation	13,144	13,144	—	—	—	—

James A. Clark (1)	Severance	275,000	275,000	—	—	—	—
	Stock option vesting acceleration (3)	—	23,338	—	—	—	—

Donald Dew (1)	Severance (5)	268,065	268,065	—	—	—	—

Mark Palomba (1)	Severance	225,000	225,000	—	—	—	—
	Stock option vesting acceleration (3)	—	23,338	—	—	—	—
	Health care benefits continuation	12,620	12,620	—	—	—	—

Barry Twohig (1)	Stock option vesting acceleration (3)	—	11,564	—	—	—	—

Michael J. Zukerman	(6)	—	—	—	—	—	—

Footnotes to Potential Payments Upon Termination or Change in Control Table

(1)	See section above titled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” for full discussions of the termination and change-in-control benefits the named officers are eligible to receive pursuant to their employment contracts.

(2)	The values of the benefits are calculated based upon an assumed termination or change-in-control date as of December 31, 2006.
(3)	The value of the stock option vesting acceleration is the product of the named officer’s unvested stock options as of December 31, 2006 multiplied by the FAS 123R grant date value of the options. See Note 12—Shareholders’ Equity (Deficit), Stock-Based Compensation, in the Notes to Consolidated Financial Statements for the valuation assumptions used in determining the fair value of the Option Awards.
(4)	The value of the restricted stock vesting acceleration is the product of the named officer’s unvested restricted stock award multiplied by our closing stock price as of December 31, 2006.
(5)	Mr. Dew’s severance is an estimate of the maximum severance we believe we might be required to pay by applying Canadian common law, comprised of one year’s base salary, the prior year’s bonus and the value of his accrued vacation at December 31, 2006. We believe the minimum severance that could be paid in compliance with applicable Canadian employment standards is seven weeks of base salary.
(6)	As a result of Mr. Zukerman’s employment resignation on September 30, 2006, and the end of his consulting engagement with us on November 15, 2006, he was not eligible for any severance or change in control benefits as of December 31, 2006.

DIRECTORS COMPENSATION TABLE

The following table provides information related to the compensation of our non-employee directors for fiscal 2006.

Name	Fees earned or paid in cash (1)	Stock awards	Option awards (2)	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
Tom Tinsley	$27,500	$—	$4,113	$—	$—	$—	$31,613
Ross M. Dove	32,500	—	18,611	—	—	—	51,111
Frost R.R. Prioleau	37,000	—	18,621	—	—	—	55,621
Michael J. Shannahan	31,000	—	18,495	—	—	—	49,495
Edmond Ip Tak Chuen	7,500	—	15,845	—	—	—	23,345
Mario Bobba	12,500	—	41,839	—	—	—	54,339

Footnotes to Director Compensation Table

(1)	Fees earned for annual retainers and services on board committees see section below titled Narrative to Director Compensation Table below.
(2)	See Note 12—Shareholders’ Equity (Deficit), Stock-Based Compensation, in the Notes to Consolidated Financial Statements for the valuation assumptions used in determining the fair value of the Option Awards.

Narrative to Director Compensation Table

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 1, 2007 by:

•	each person or entity known to us to own beneficially more than 5% of our Common Stock;

•	each of our directors;

•	our Named Executive Officers; and

•	all executive officers and directors as a group.

BENEFICIAL OWNERSHIP TABLE

	Amount and nature of beneficial owner
Name and address of beneficial owner(1)	Shares of common stock beneficially owned		Shares of Series D preferred stock beneficially owned	Shares of Series E preferred stock beneficially owned	Right to acquire ownership of common stock within 60 Days of March 1, 2007		Total of common stock(2)	Percent of common stock(2)	Percent of Series D preferred stock(2)	Percent of Series E preferred stock(2)	Percent of common stock, Series D preferred stock and Series E preferred stock (as converted)(2)
5% SHAREHOLDERS
Entities affiliated with General Atlantic LLC(3) 3 Pickwick Plaza Greenwich, CT	—		2,545,455	7,333,332	43,410,519		43,410,519	—	72.3%	15.0%	53.9%
Cheung Kong (Holdings) Limited and affiliates(4) 8th Floor, Cheung Kong Center 2 Queen’s Road Central Hong Kong	—		872,727	8,946,667	23,517,428		23,517,428	—	24.8%	18.3%	38.7%
Ace Paragon Holdings Limited and affiliates(5) 80 Robinson Road, 27th Floor Singapore 068898	—		—	12,916,667	15,004,503		15,004,503	—	—	26.5%	28.7%
Zaxis Equity Neutral and affiliates(6) 25 Orinda Way, Suite 300 Orinda, CA 94563	—		—	5,673,325	6,590,356		6,590,356	—	—	11.6%	15.1%
Crosslink Crossover Fund IV, L.P. Two Embarcadero Center, Suite 2200 San Francisco, California 94111	—		—	3,445,370	4,002,276		4,002,276	—	—	7.1%	9.7%
Permal U.S. Opportunities Limited(7) 25 Orinda Way, Suite 300 Orinda, CA 94563	—		—	3,334,673	3,873,686		3,873,686	—	—	6.8%	9.4%
Passport Master Fund., L.P.(8) One Sansome Street 39th Floor San Francisco, California 94104				2,620,833	3,044,462		3,044,462	—	—	5.4%	7.6%
Vectis-CP Holdings, LLC 345 California St, Suite 2600 San Francisco, California 94104	5,672,378		—	—	—		5,672,378	15.2%	—	—	15.2%
Peter Kellner and affiliated entities(9) c/o The Office of Peter Kellner 10563 Brunswick Road, Suite 7 Grass Valley, CA 95945	2,155,259		—	1,666,666	2,251,361		4,406,620	5.8%	—	3.4%	11.2%
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Mark J. Ferrer	1,178,024	(10)	—	—	1,474,952	(11)	2,493,752	3.2%	—	—	6.9%
James A. Clark	33,880		—	—	262,082	(12)	295,962	*	—	—	0.8%
Mark E. Palomba	41,570		—	—	262,082	(13)	303,652	*	—	—	0.8%
Barry Twohig	59,638				129,855	(14)	189,493	*	—	—	0.5%
Michael J. Zukerman	—		—	—	—	(15)	—	—	—	—	0.0%
Mario Bobba	—		—	—	147,304	(16)	147,304	—	—	—	0.4%
Ross Dove	—		—	—	91,250	(17)	91,250	—	—	—	0.2%
Tom Tinsley (18)	—		2,545,455	7,333,332	43,505,519	(19)	43,505,519	—	72.3%	15.0%	53.9%
Michael J. Shannahan	—		—	—	70,937	(20)	70,937	—	—	—	0.2%
Frost R.R. Prioleau	—		—	—	79,375	(21)	79,375	—	—	—	0.2%
Edmond Ip Tak Chuen	—		—	—	47,187	(22)	47,187	—	—	—	0.1%
All Named Executive Officers and current directors, and executive officers as a group (11 persons)(23)	1,325,792		2,545,455	7,333,332	46,129,285		47,295,853	3.6%	72.3%	15.0%	57.0%

*	Amount represents less than 1% of the indicated class or classes of stock.
(1)	Unless otherwise indicated, the address for each of the executive officers and directors is c/o Critical Path, Inc., 2 Harrison Street, 2nd Floor, San Francisco, California 94105.
(2)	Applicable percentage ownership of Common Stock is based on 37,197,646 shares of Common Stock issued and outstanding as of March 1, 2007. Applicable percentage ownership of Series D preferred stock is based on 3,520,537 shares of Series D preferred stock issued and outstanding on March 1, 2007. Applicable percentage ownership of Series E preferred stock is based on 48,811,945 shares of Series E preferred stock issued and outstanding on March 1, 2007. In calculating the percentage ownership of the Common Stock, as a separate class of stock, we have excluded any shares of preferred stock and any shares of common stock that person has a right to acquire within 60 days of March 1, 2007 held by such person that is convertible into shares of common stock. Beneficial ownership, as noted in the far right column above, is determined in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or preferred stock convertible into such shares of Common Stock, held by that person, that are currently exercisable or convertible or exercisable or convertible within 60 days of March 1, 2006 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.
(3)	According to a Schedule 13D/A filed on April 1, 2005, General Atlantic LLC (GA LLC), General Atlantic Partners 74, L.P. (GAP 74), GapStar, LLC (GapStar), GAP Coinvestment Partners II, L.P. (GAPCO II), GAPCO Management GmbH (Management GmbH) and GAPCO GmbH & Co. KG (KG), in the aggregate, beneficially own 2,545,455 shares of Series D preferred stock, 7,333,332 shares of Series E preferred stock and Series F warrants to purchase 176,784 shares of Series F preferred stock. The Schedule 13D/A also reports ownership of warrants to purchase 624,999 shares of Common Stock, which expired on November 8, 2006. GA LLC is the general partner of GAP 74 and the sole member of GapStar. The general partners of GAPCO II are also Managing Directors of GA LLC. Management GmbH is the general partner of KG. The Managing Directors of GA LLC have investment and voting power over KG and Management GmbH. GAP 74, GA LLC, GapStar, GAPCO II, KG and Management GmbH (collectively, the GA Group) are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. Because the GA Group beneficially owns, in the aggregate, in excess of the 10% of our outstanding shares of Common Stock, the GA Group is considered an affiliate. The address of the GA Group (other than KG and Management GmbH) is c/o General Atlantic Service Company, LLC, 3 Pickwick Plaza, Greenwich, Connecticut 06830. The address of KG and Management GmbH is c/o General Atlantic Partners GmbH, Koenigsallee 62, 40212 Duesseldorf, Germany. The number of shares of Common Stock into which the Series D preferred stock and the Series E preferred stock convert as reflected in the table includes the accretion of dividends through May 1, 2007.
(4)	Based on our records, Cheung Kong (Holdings) Limited (Cheung Kong) and its affiliates beneficially own 872,727 shares of Series D preferred stock, 8,946,667 shares of Series E preferred stock and Series F warrants to purchase 176,784 shares of Series F preferred stock, and the number of shares of Common Stock into which the Series D preferred stock and the Series E preferred stock convert as reflected in the table includes the accretion of dividends through May 1, 2007.
(5)	According to a Schedule 13D/A filed on December 21, 2006 by Ace Paragon Holdings Limited (Ace), Strategic Global Asset Management PCC Limited (PCC), The March Charitable Trust (March Trust), and SG Hambros Trust Company (Channel Islands) Limited f/k/a SG Hambros Trust Company (Guernsey) Limited (SG Trust, and together with Ace, PCC and March Trust, the Reporting Persons), report beneficial ownership of 12,916,667 shares of Series E preferred stock. PCC as the sole shareholder of Ace, the March Trust as the sole shareholder of the management shares of PCC and SG Trust as the trustee of the March Trust and as investment advisor to PCC report shared voting and dispositive power with respect to and beneficially own 12,916,667 shares of Series E preferred stock. As of the date of the Schedule 13D/A, Societe Generales, S.A. (SG) is the ultimate parent company of the Reporting Persons, and SG, its executive officers and directors, and its direct and indirect subsidiaries (other than Reporting Persons), may be deemed to beneficially own the shares held by the Reporting Persons. The number of shares of Common Stock into which the Series E preferred stock convert as reflected in the table includes the accretion of dividends through May 1, 2007.
(6)

Based on our records, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Institutional Offshore, and Zaxis Partners, L.P. (collectively, Zaxis) in the aggregate own 5,673,325 shares of Series E preferred stock. According to a Schedule 13G/A filed on February 9, 2007 by Apex Capital, LLC and Sanford J. Colen (Colen) (collectively, Apex), report shared voting and dispositive power over the portion of the securities beneficially owned by Zaxis and Permal U.S. Opportunities Limited equal to 9.9% of our then outstanding shares of Common Stock. The number of shares of Common Stock into which the Series E preferred stock convert as reflected in the table includes the accretion of dividends through May 1, 2007.

(7)	According to a Schedule 13G/A filed on February 9, 2007 by Apex, reports shared voting and dispositive power over the portion of the securities beneficially owned by Permal U.S. Opportunities Limited and Zaxis equal to 9.9% of our then outstanding shares of Common Stock.
(8)	According to a Schedule 13G/A filed on February 16, 2007 by Passport Global Master Fund SPC Ltd. for and on behalf of Portfolio A - Global Strategy (Fund I), Passport Management, LLC (Passport Management), Passport Holdings, LLC (Passport Holdings), Passport Capital, LLC (Passport Capital) and John Burbank (Burbank), report beneficial ownership of 2,620,833 shares of Series E preferred stock. Burbank is the sole managing member of Passport Capital, and Passport Capital is the sole managing member of Passport Holdings and Passport Management. Passport Management is the investment manager to Fund I. As a result, each of Passport Management, Passsport Holdings, Passport Capital and Burbank may be considered to share the power to vote or direct the vote of, and the power to dispose or direct the disposition of, the shares owned of record by Fund I. The number of shares of Common Stock into which the Series E preferred stock convert as reflected in the table includes the accretion of dividends through May 1, 2007.
(9)	According to a Schedule 13D/A, filed on December 12, 2006 by Peter Kellner (Mr. Kellner), Richmond I, LLC (Richmond LLC), and Richmond III, LLC (Richmond III), report beneficial ownership of 4,143,345 shares of Common Stock of which 696,056 and 1,988,086 shares of Common Stock are beneficially owned by Richmond I and Richmond III, respectively. Of the amount of shares of Common Stock beneficially owned by Richmond III, 321,420 are issuable upon conversion of shares of our Series F preferred stock issuable upon currently exercisable Series F warrants and 1,666,666 are issuable upon conversion of shares of Series E preferred stock. Mr. Kellner is the managing partner of Richmond I and Richmond III and has voting and dispositive power over the shares owned by Richmond I and Richmond III. The number of shares of Common Stock into which the Series E preferred stock convert as reflected in the table includes the accretion of dividends through May 1, 2007.
(10)	Includes 476,362 shares subject to the right of repurchase as of March 1, 2007, which lapses over time and 611,736 shares held by Mr. Ferrer’s spouse.
(11)	Consists of 1,474,952 shares subject to options exercisable within 60 days of March 1, 2007.
(12)	Consists of 262,082 shares subject to options exercisable within 60 days of March 1, 2007.
(13)	Consists of 262,082 shares subject to options exercisable within 60 days of March 1, 2007.
(14)	Consists of 129,855 shares subject to options exercisable within 60 days of March 1, 2007.
(15)	Michael J. Zukerman resigned from his position as Executive Vice President, General Counsel and Secretary effective as of September 30, 2006.
(16)	Consists of 147,304 shares subject to options exercisable within 60 days of March 1, 2007
(17)	Consists of 91,250 shares subject to options exercisable within 60 days of March 1, 2007.
(18)	Mr. Tinsley is a Managing Director of GA LLC and a general partner of GAPCO II. See footnote 3 above. The address of Mr. Tinsley is 2401 Pennsylvania Avenue, NW, Washington, D.C. 20037.
(19)	Includes 33,123,995 shares issuable upon the conversion of the Series D preferred stock, 8,518,684 shares issuable upon the conversion of the Series E preferred stock and the Series F warrants which are convertible into 1,767,840 shares of Common Stock. See footnote 3 above. Mr. Tinsley has no pecuniary interest in any of the securities owned by KG. Mr. Tinsley disclaims beneficial ownership of the securities described in footnote 3 above except to the extent of his pecuniary interest therein. Also includes 95,000 shares subject to options exercisable within 60 days of March 1, 2007.
(20)	Consists of 70,937 shares subject to options exercisable within 60 days of March 1, 2007.
(21)	Consists of 79,375 shares subject to options exercisable within 60 days of March 1, 2007.
(22)	See footnote 4. Mr. Ip disclaims beneficial ownership of the securities described in footnote 4 above except to the extent of his pecuniary interest therein. Includes 47,187 shares subject to options exercisable within 60 days of March 1, 2007.
(23)	Includes shares beneficially owned by the directors, and executive officers as a group including the named executive officers and Donald Dew (Mr. Dew). “Shares of common stock beneficially owned” includes an aggregate of 15,322 shares of Common Stock beneficially owned by Mr. Dew and “right to acquire ownership of common stock within 60 days of March 31, 2007” includes 58,742 shares subject to options exercisable within 60 days of March 1, 2007 held by Mr. Dew. Includes 2,660,024 shares subject to options exercisable within 60 days of March 1, 2007 held by the directors and named executive officers.

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity securities are authorized for issuance as of our fiscal year ended December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plan approved by shareholders(a)	8,665,225	$1.94	9,451,007
Equity compensation plan not approved by shareholders	486,008	2.19	5,853,399

Total	9,151,233	$1.96	15,304,406

(a)	As a result of our previous business acquisition activities, there are 1,855 shares of common stock to be issued upon the exercise of outstanding options at an average exercise price of approximately $41.98 per share. Additionally, the number of shares reserved for issuance under our shareholder approved plan, the 1998 Stock Option Plan (the 1998 Plan), is subject to an annual increase on January 1 of each year by an amount equal to 2% of the total number of our common stock authorized for issuance. As a result, we added 4,000,000 options to the 1998 Plan for future issuance to purchase shares of our common stock in January 2007. The aggregate number of shares of common stock which may be issued under the 1998 Plan shall at all times be subject to adjustment as a result of stock splits, dividends payable in shares, combinations or consolidations of outstanding stock, recapitalizations, mergers or reorganizations. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 1998 Plan.

See Note 12—Shareholders’ Equity (Deficit), Stock Options, in the Notes to Consolidated Financial Statements for a brief summary of the material features of the 1999 Nonstatutory Stock Option Plan, our non-shareholder approved equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Loans to Officers

During 2001 and in connection with his employment agreement, we made a loan and held a note receivable from David C. Hayden, our former Executive Chairman. See Note 7—Related Party Transaction, Notes Receivable From Officers, in the Notes to Consolidated Financial Statements.

Investment Transactions

In December 2004, we received aggregate proceeds of $11.0 million from a group of investors, consisting of affiliates of General Atlantic Partners 74, L.P., GapStar, LLC and GAP Coinvestment Partners II, L.P. (collectively with certain of its other affiliates, “General Atlantic”), which entities are associated with Tom Tinsley, one of our current directors, Cheung Kong (Holdings) Limited and its affiliated entities (collectively with certain of its other affiliates, “Cheung Kong”), which entities are associated with Edmond Ip Tak Chuen, one of our current directors, and Richmond III, LLC (an affiliate of Peter Kellner), each of which was a current shareholder of Critical Path, in exchange for promissory notes issued in the aggregate principal amount of $11.0 million and warrants to purchase an aggregate of 235,712 shares of Series F redeemable convertible preferred stock (Series F preferred stock). The warrants are exercisable for Series F preferred stock at a per share purchase price of $14.00 per share, which is equivalent to $1.40 per share on a common equivalent basis. In March 2005, we issued the remaining $7.0 million of these notes and warrants to purchase 149,998 shares of Series F preferred stock. The promissory notes accrue interest at a rate of 13.9% per annum, however, we are not obligated to make interest payments on the notes prior to their maturity. On March 15, 2007, we entered into an Amendment to the 13.9% Notes with the holders of these notes whereby we agreed with the holders of the 13.9% Notes to extend the maturity date of all of the 13.9% Notes from December 30, 2007 to June 28, 2008. The remaining provisions of the 13.9% Notes remain in full force and effect unchanged. Accordingly, the notes are due and payable on the earlier to occur of the maturity date on June 30, 2008, when declared due and payable upon the occurrence of an event of default, or a change of control of Critical Path. As of December 31, 2006, the following amounts of principal and interest were outstanding under the 13.9% Notes (in thousands):

Shareholder	Outstanding Indebtedness
General Atlantic	$10,752
Cheung Kong	10,752
Peter Kellner	1,870

The Series F preferred stock issuable upon exercise of the warrants described above will rank equally with the Series E preferred stock, and will rank senior to all other capital stock with respect to rights on liquidation, dissolution and winding up. The Series F preferred stock will accrue dividends at a simple annual rate of 5 3/4% of the purchase price of $14.00, whether or not declared by our board of directors. The holders of Series F preferred stock will be entitled to vote as a separate class on any amendment to the terms or authorized number of shares of Series F preferred stock, the issuance of any equity security ranking senior to the Series F preferred stock and the redemption of or payment of a dividend in respect of any junior security. At any time, holders of Series F preferred stock may elect to convert their Series F preferred stock into shares of common stock. As of December 31, 2006, no shares of Series F preferred stock were outstanding and warrants to purchase 385,710 shares of Series F preferred stock were outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On September 15, 2006, Burr, Pilger & Mayer LLP replaced PricewaterhouseCoopers LLP as our independent registered public accounting firm.

Audit Fees

The aggregate fees for professional services billed by PricewaterhouseCoopers LLP and Burr, Pilger & Mayer LLP, as applicable, in connection with their audit of our consolidated financial statements, reviews of the consolidated financial statements included in its quarterly reports on Form 10-Q and related statutory and regulatory filings were:

	PricewaterhouseCoopers LLP	Burr, Pilger & Mayer LLP
Year ended December 31:
2006	$1,058,400	$228,669
2005	$1,198,500	$—

Audit-Related Fees

The aggregate fees billed by PricewaterhouseCoopers LLP and Burr, Pilger & Mayer LLP, as applicable, for assurance and related services related to the performance of their audit and review of our financial statements that are not included in the “audit fees” above were:

	PricewaterhouseCoopers LLP	Burr, Pilger & Mayer LLP
Year ended December 31:
2006	$181,000	$—
2005	$—	$—

These audit-related fees billed by PricewaterhouseCoopers LLP were incurred in connection with the sale of the Hosted Assets.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP and Burr, Pilger & Mayer LLP, as applicable, for professional services related to tax compliance, tax advice and tax planning were:

	PricewaterhouseCoopers LLP	Burr, Pilger & Mayer LLP
Fiscal year ended December 31:
2006	$10,400	$—
2005	$303,412	$—

These professional service fees billed by PricewaterhouseCoopers LLP related to tax compliance work for domestic and international tax filings, consultation on sales, use and franchise tax filings and audits, consultation on foreign statutory compliance. These professional service fees billed by PricewaterhouseCoopers LLP related to tax compliance decreased in 2006 from 2005 due to a change we made in professional tax service providers.

All Other Fees

There were no fees billed by PricewaterhouseCoopers LLP and Burr, Pilger & Mayer LLP, as applicable, for any other products and services not included in “audit fees,” “audit-related fees,” and tax fees.

Pre-Approval Policies and Procedures

The Audit Committee charter and SEC rules require the Audit Committee, or a committee of the Audit Committee, to pre-approve the provision of all auditing and non-audit services to us and our subsidiaries by our independent registered public accounting firm and all audit and non-audit engagement fees and terms. The Audit Committee must also pre-approve the engagement of non-audit services to be performed by other certified public accounting firms that are not our independent registered public accounting firm. In connection with the approval of non-audit services, the Audit Committee must consider whether the independent registered public accounting firm’s performance of any non-audit services is compatible with the independence of its auditors. In fiscal years 2006 and 2005, the Audit Committee pre-approved 100% of the services performed by our independent registered public accounting firm relating to “audit-related fees,” “tax fees,” and “all other fees.”

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

(a)(3) Exhibits

Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

3(i).1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-111559) filed on December 24, 2003).

3(i).2	Certificate of the Powers, Designations, Preferences and Rights of the Series D Cumulative Redeemable Convertible Participating Preferred Stock dated November 6, 2001 (Incorporated by reference to Exhibit 3(i).3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3(i).3	Form of Amended and Restated Certificate of Determination of Preferences of Series D Redeemable Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed March 10, 2004).

3(i).4	Form of Certificate of Determination of Preferences of Series E Redeemable Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed March 10, 2004).

3(i).5	Certificate of Determination of Preferences of Series F Redeemable Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2004).

3(ii)	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3(ii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.2	Preferred Stock Rights Agreement dated as of March 19, 2001 between Registrant and ComputerShare Trust Company, Inc., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively (Incorporated by reference to Exhibit 4.5 of Registrant’s Form 8-A filed on May 7, 2001).

4.3	Amendment No. 1 to Preferred Stock Rights Agreement dated as of November 6, 2001 between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.4	Amendment No. 2 to Preferred Stock Rights Agreement dated as of November 18, 2003 between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.5	Amendment No. 3 to Preferred Stock Rights Agreement dated as of January 16, 2004 between Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.6	Amendment No. 4 to Preferred Stock Rights Agreement dated as of March 9, 2004 between Critical Path, Inc. and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.5 to the Registrant’s Amendment No. 2 to the Company’s Registration Statement on Form 8-A filed on March 10, 2004 (File No. 000-25331)).

4.7	Amendment No. 5 to Preferred Stock Rights Agreement dated as of June 24, 2004 between Critical Path, Inc. and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.6 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A (File No. 000-25331)).

4.8	Amendment No. 6 to Preferred Stock Rights Agreement dated as of December 29, 2004, between the Company and Computershare Trust Company, Inc. (Incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed January 3, 2004).

4.9	Amendment No. 7 to Preferred Stock Rights Agreement dated as of February 10, 2005 between the Company and Computershare Trust Company, Inc. (Incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed February 24, 2005).

4.10	Warrant to Purchase Common Stock dated March 29, 2001 issued by the Registrant to Vectis Group LLC (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.11	Warrant to Purchase Common Stock dated January 29, 1999 issued by the Registrant to America Online, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).

4.12	Warrant to Purchase up to 25,000 Shares of Common Stock dated as of December 29, 1999 by and between Ecker Folsom Properties, LLC (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.13	Warrant to Purchase up to 834,000 Shares of Common Stock dated as of June 2000 by and between Worldsport Networks Europe Ltd. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.14	Stock and Warrant Purchase and Exchange Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, LP, GAP Coinvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.15	Escrow Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.16	Amended and Restated Stockholders Agreement, dated November 26, 2003, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAP-W, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Vectis CP Holdings, LLC (Incorporated by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	Third Amended and Restated Registration Rights Agreement, dated March 9, 2004, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited, Vectis CP Holdings, LLC, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P., Guggenheim Portfolio Company XIII, Passport Master Fund, L.P., Crosslink Crossover Fund IV, L.P., Sagamore Hill Hub Fund, Ltd., Criterion Capital Partners, Ltd., Criterion Capital Partners, Institutional, Criterion Capital Partners, L.P. and Capital Ventures International (Incorporated by reference to Exhibit 4.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.18	Note Amendment Agreement dated March 12, 2004, by and among Registrant, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (Incorporated by reference to Exhibit 4.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.19	Warrant to Purchase up to 100,000 Shares of Common Stock dated March 12, 2004 issued by the Registrant to Silicon Valley Bank (Incorporated by reference to Exhibit 4.47 to the Registrant’s Annual Report on Form 10-Q for the year ended March 30, 2004).

4.20	Form of Warrant to Purchase up to 100,000 shares of Common Stock, by and between Max Limited and the Registrant (Incorporated by reference to Exhibit 4.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.21	Form of Note dated as of December 30, 2004 (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on January 3, 2005).

4.22	Amendment to Notes dated as of March 5, 2007 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

4.23	Form of Warrant to Purchase Series F Redeemable Convertible Preferred Stock of the Company dated December 30, 2004 (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on January 3, 2005).

10.1	Hills Plaza I Office Lease dated as of November 16, 2001 by and between Registrant and SRI Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2	First Amendment to Lease dated November 17, 2003 by and between the Registrant and SRI Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.3	Second Amendment to Lease dated May 5, 2005 by and between the Registrant and PPF Off 345 Spear Street, LP (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.4	Asset Purchase Agreement dated as of December 14, 2005 by and between the Registrant and Tucows.com Co. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2005).

10.5#	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).

10.6#	Amended and Restated 1998 Stock Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).

10.7#	1999 Stock Option Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed on September 22, 1999 (File No. 333-87553)).

10.8#	Critical Path, Inc. Amended and Restated 1998 Stock Plan Notice of Restricted Stock Award (Incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.9#	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.10#	Employment Agreement dated February 4, 2004 by and between the Registrant and James Clark (Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11#	Employment Agreement, dated June 11, 2001 by and between the Registrant and Michael Zukerman (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12#	Amendment to Employment Agreement, dated December 20, 2002, by and between the Registrant and Michael Zukerman (Incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.13#	Change of Control Severance Agreement, dated as of May 29, 2003, by and between the Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.14#	Waiver Agreement made and entered into as of December 23, 2003, by and between Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.15#	Amendment to Employment Agreement, dated December 23, 2003, by and between the Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.16	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of April 15, 2004 by and between Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.17#	Nonstatutory Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.18#	Incentive Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.71 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.19#	Restricted Stock Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.20#	Nonstatutory Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective August 16, 2004 (Incorporated by reference to Exhibit 10.73 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21#	Restricted Stock Agreement by and between the Registrant and Mark Ferrer for grant effective August 16, 2004 (Incorporated by reference to Exhibit 10.74 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22#	Employment Agreement dated as of March 29, 2004 by and between Registrant and Mark Ferrer. (Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003).

10.23	Note and Warrant Purchase Agreement dated as of December 29, 2004, between the Company and the Investors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2005).

10.24#	Employment Agreement dated as of May 17, 2004 by and between Registrant and Mark Palomba (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.26#	Employment Agreement dated as of January 19, 2000 by and between Registrant and Barry Twohig (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.27#	Employment Agreement dated as of February 23, 2007 by and between Critical Path B.V. and Barry Twohig.

10.28#	Employment Agreement dated as of March 21, 2000 by and between Registrant and Donald Dew (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement.
*	The material contained in Exhibits 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Critical Path under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(b) Exhibits

The exhibits set forth in (a)(3) above are filed or incorporated by reference as part of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Critical Path, Inc.:

We have audited the accompanying consolidated balance sheet of Critical Path, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Critical Path, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” applying the modified prospective method. Also, as discussed in Note 1 to the consolidated financial statements, in the fourth quarter of 2006 the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, pursuant to which the Company recorded a cumulative effect adjustment to opening accumulated deficit effective January 1, 2006 for the correction of prior period errors.

/s/ BURR, PILGER & MAYER LLP

San Francisco, California April 13, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Critical Path, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, shareholder’s deficit and cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Critical Path, Inc. and its subsidiaries at December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 30, 2006

CRITICAL PATH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$14,542	$18,707
Accounts receivable, net	10,283	10,096
Current assets held for sale	—	2,782
Prepaid and other current assets	2,427	2,411

Total current assets	27,252	33,996
Property and equipment, net	2,612	2,625
Goodwill	7,460	7,047
Restricted cash	212	277
Other assets	467	1,479

Total assets	$38,003	$45,424

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,995	$2,726
Accrued compensation and benefits	5,056	4,569
Income and other tax liabilities	3,724	3,837
Other accrued liabilities	8,057	11,321
Current liabilities held for sale	—	219
Deferred revenue, current portion	6,848	6,574
Capital lease and other obligations, current	24	106

Total current liabilities	27,704	29,352
Deferred revenue, long-term	229	710
Notes payable, long-term	22,396	18,493
Capital lease and other obligations, long-term	—	50
Embedded derivative liability	612	1,534

Total liabilities	50,941	50,139

Redeemable preferred stock	134,406	120,293

Commitments and contingencies (see Note 10)
Shareholders’ deficit
Common stock and additional paid-in-capital, par value $0.001; shares authorized: 200,000; shares issued and outstanding 37,228 and 37,280, respectively	2,181,099	2,177,177
Common stock warrants	—	5,947
Unearned compensation	—	(537)
Accumulated deficit	(2,326,055)	(2,304,377)
Accumulated other comprehensive loss	(2,388)	(3,218)

Total shareholders’ deficit	(147,344)	(125,008)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$38,003	$45,424

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Net revenues
Software licensing	$12,876	$19,078	$19,326
Hosted messaging	4,775	15,198	17,842
Professional services	10,539	12,759	12,829
Maintenance and support	18,240	19,797	21,075

Total net revenues	46,430	66,832	71,072
Cost of net revenues
Software licensing	4,447	4,843	5,463
Hosted messaging	3,142	15,095	25,432
Professional services	8,156	9,331	11,986
Maintenance and support	5,216	6,060	5,496
Restructuring and other expenses	—	—	175

Total cost of net revenues	20,961	35,329	48,552

Gross profit	25,469	31,503	22,520
Operating expenses
Selling and marketing	12,515	16,525	22,751
Research and development	9,815	15,251	21,010
General and administrative	11,914	13,453	16,759
Restructuring and other expenses	1,278	2,198	3,404
Gain on sale of assets	(3,187)	—	—

Total operating expenses	32,335	47,427	63,924

Operating loss	(6,866)	(15,924)	(41,404)
Other income, net	421	6,624	7,281
Interest income	522	471	405
Interest expense	(4,176)	(3,885)	(4,384)
Loss on extinguishment of debt	—	—	(12,783)

Loss before provision for income taxes	(10,099)	(12,714)	(50,885)
Provision for income taxes	(867)	(938)	(1,112)

Net loss	(10,966)	(13,652)	(51,997)
Dividends and accretion on redeemable preferred stock	(14,117)	(18,730)	(14,565)

Net loss attributable to common shareholders	$(25,083)	$(32,382)	$(66,562)

Net loss per share attributable to common shareholders—basic and diluted	$(0.69)	$(1.01)	$(3.15)

Weighted average shares—basic and diluted	36,174	31,933	21,123

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Redeemable preferred stock			Common stock and additional paid in capital	Common stock warrants	Notes receivable from shareholder	Unearned compensation	Accumulated deficit and other comprehensive loss	Total
	Series D	Amended Series D	Series E
	(in thousands)
Balance at December 31, 2003	$30,411	$—	$—	$2,154,295	$5,947	$(870)	$—	$(2,236,614)	$(77,242)
Conversion of Series D preferred stock to amended Series D preferred stock	(37,277)	56,355	1,244	(2,490)	—	—	—	—	(2,490)
Accretion of dividend on redeemable preferred stock	3,174	1,876	2,266	(7,316)	—	—	—	—	(7,316)
Accretion of beneficial conversion feature on redeemable preferred stock	3,917	—	1,431	(5,348)	—	—	—	—	(5,348)
Accretion to redemption value for redeemable preferred stock	—	1,344	557	(1,901)	—	—	—	—	(1,901)
Issuance of Series E preferred stock upon conversion of notes payable and accrued interest, net of issuance costs	—	—	57,304	28,798	—	—	—	—	28,798
Revaluation of amended Series D warrant	(225)	—	—	225	—	—	—	—	225
Employee stock purchase plan	—	—	—	242	—	—	—	—	242
Exercise of stock options and warrants	—	—	—	780	—	—	—	—	780
Proceeds from issuance of Series E preferred stock rights offering	—	—	—	3,965	—	—	—	—	3,965
Issuance of restricted stock	—	—	—	2,279	—	—	—	—	2,279
Payment of taxes on vested restricted stock	—	—	—	(26)	—	—	—	—	(26)
Issuance of warrants to purchase common stock	—	—	—	344	—	—	—	—	344
Stock-based compensation associated with stock option grants	—	—	—	66	—	—	—	—	66
Lapse of early exercise repurchase rights	—	—	—	460	—	—	—	—	460
Reclassification of vested portion of shareholder notes	—	—	—	—	—	(145)	—	—	(145)
Forgiveness of shareholder note	—	—	—	123	—	1,015	—	—	1,138
Unearned compensation related to grants of restricted stock	—	—	—	—	—	—	(2,279)	—	(2,279)
Amortization of unearned compensation	—	—	—	—	—	—	926	—	926
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,668)	(2,668)
Net loss	—	—	—	—	—	—	—	(51,997)	(51,997)

Balance at December 31, 2004	—	59,575	62,802	2,174,496	5,947	—	(1,353)	(2,291,279)	(112,189)
Accretion of dividend on redeemable preferred stock	—	3,397	4,492	(7,889)	—	—	—	—	(7,889)
Accretion of beneficial conversion feature on redeemable preferred stock	—	—	5,842	(5,842)	—	—	—	—	(5,842)
Accretion to redemption value for redeemable preferred stock	—	3,528	1,471	(4,999)	—	—	—	—	(4,999)
Conversion of preferred stock to common stock	—	(9,593)	(11,221)	21,249	—	—	—	—	21,249
Issuance cost of preferred stock	—	—	—	(46)	—	—	—	—	(46)
Employee stock purchase plan	—	—	—	13	—	—	—	—	13
Issuance of restricted stock	—	—	—	280	—	—	—	—	280
Payment of taxes on vested restricted stock	—	—	—	(85)	—	—	—	—	(85)
Unearned compensation related to grants of restricted stock	—	—	—	—	—	—	(255)	—	(255)
Amortization of unearned compensation	—	—	—	—	—	—	1,071	—	1,071
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,664)	(2,664)
Net loss	—	—	—	—	—	—	—	(13,652)	(13,652)

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT—(Continued)

	Redeemable preferred stock			Common stock and additional paid in capital	Common stock warrants	Notes receivable from shareholder	Unearned compensation	Accumulated deficit and other comprehensive loss	Total
	Series D	Amended Series D	Series E
	(in thousands)
Balance at December 31, 2005	—	56,907	63,386	2,177,177	5,947	—	(537)	(2,307,595)	(125,008)
Equity based compensation charge upon adoption of SAB 108	—	—	—	11,972	—	—	—	(11,972)	—
General and administrative credit upon adoption of SAB 108	—	—	—	—	—	—	—	1,260	1,260

Balance at January 1, 2006 upon adoption of SAB 108	—	56,907	63,386	2,189,149	5,947	—	(537)	(2,318,307)	(123,748)
Accretion of dividend on redeemable preferred stock	—	3,388	4,210	(7,598)	—	—	—	—	(7,598)
Accretion of beneficial conversion feature on redeemable preferred stock	—	—	4,000	(4,000)	—	—	—	—	(4,000)
Accretion to redemption value for redeemable preferred stock	—	2,519	—	(2,519)	—	—	—	—	(2,519)
Conversion of preferred stock to common stock	—	—	(4)	4	—	—	—	—	4
Employee Stock Purchase Plan	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation associated with stock option grants	—	—	—	30	—	—	—	—	30
Stock-based compensation associated with June, 2006 stock option exchange	—	—	—	218	—	—	—	—	218
Stock-based compensation associated with restricted stock grants	—	—	—	407	—	—	—	—	407
Expiration of common stock purchase warrants	—	—	—	5,947	(5,947)	—	—	—	—
Reclassification of unamortized unearned restricted stock compensation pursuant to adoption of SFAS 123R	—	—	—	(537)	—	—	537	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	830	830
Net loss	—	—	—	—	—	—	—	(10,966)	(10,966)

Balance at December 31, 2006	$—	$62,814	$71,592	$2,181,099	$—	$—	$—	$(2,328,443)	$(147,344)

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
Cash flow from operating activities:
Net loss	$(10,966)	$(13,652)	$(51,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (credit) for allowance for doubtful accounts	86	(363)	(195)
Depreciation	1,951	7,133	9,763
Stock-based costs and expenses	655	1,097	1,915
Gain on sale of certain Hosted Assets	(3,187)	—	—
Amortization of start up costs	—	330	489
Amortization of debt issuance costs	182	86	112
Loss on disposal of property and equipment	17	270	—
Change in fair value of embedded derivative liability	(922)	(3,788)	(4,343)
Accrued interest and accretion—notes payable	3,903	3,200	88
Provision for note receivable allowance	—	—	1,950
Loss on extinguishment of debt	—	—	12,783
Gain on release of funds held in escrow	—	(473)	—
Provision (credit) for restructured operations	—	—	(1,589)
Changes in assets and liabilities:
Accounts receivable	(385)	5,386	(4,639)
Prepaid expenses and other assets	814	709	512
Accounts payable	1,269	(1,905)	(792)
Accrued compensation and benefits	487	(216)	2,177
Income and other tax liabilities	(113)	(468)	1,053
Other accrued liabilities	(2,067)	(983)	858
Deferred revenue	(207)	(1,863)	(472)

Net cash used by operating activities	(8,483)	(5,500)	(32,327)

Cash flow from investing activities:
Proceeds from sale of certain Hosted Assets, net of transaction costs of $956	5,679	—	—
Property and equipment purchases	(1,890)	(1,668)	(4,155)
Restricted cash	65	2,422	(2,702)
Proceeds from the release of funds held in escrow	—	473	—
Notes receivable from officers	—	—	240

Net cash provided (used) by investing activities	3,854	1,227	(6,617)

Cash flow from financing activities:
Proceeds from issuance of Common Stock	—	13	1,022
Proceeds from issuance of convertible notes, net	—	7,000	41,045
Proceeds from rights offering	—	—	3,965
Principal payments against line of credit facility	—	—	(2,298)
Repayment of borrowings	—	(5,565)	—
Principal payments on note and lease obligations	(65)	(768)	(1,129)

Net cash provided (used) by financing activities	(65)	680	42,605

Net increase (decrease) in cash and cash equivalents	(4,694)	(3,593)	3,661
Effect of exchange rates on cash and cash equivalents	529	(939)	594
Cash and cash equivalents at beginning of year	18,707	23,239	18,984

Cash and cash equivalents at end of year	$14,542	$18,707	$23,239

Supplemental cash flow disclosure:
Cash paid for interest	$3	$143	$1,823
Cash paid for income taxes, net of refunds	892	1,431	746
Non-cash investing and financing activities:
Retirement of notes payable through issuance of preferred stock	$—	$—	$45,484

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

Liquidity

The Company has focused on capital financing initiatives in order to maintain current and planned operations. The Company has operated at a loss since inception and its history of losses from operations and cash flow deficits, in combination with its cash balances, raise concerns about the Company’s ability to fund its operations. The Company’s primary sources of capital have come from both debt and equity financings that it has completed over the past several years and the sale of the Hosted Assets in January 2006. In 2003 and 2004, the Company secured additional funds through several rounds of financing that involved the sale of senior secured convertible notes all of which converted into Series E Redeemable Convertible Preferred Stock (Series E preferred stock) in 2004. In the third quarter of 2004, the Company completed a rights offering, and, in the fourth quarter of 2004, the Company secured and drew $11.0 million from an $18.0 million round of 13.9% debt financing (the 13.9% Notes) and in March 2005, the Company drew down the remaining $7.0 million. The Company is not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in June 2008, at which time all principal and interest will become due. In January 2006, the Company sold its Hosted Assets for $6.3 million, and in September 2006 and December 2006 the Company received from amounts held in escrow $1.0 million and $0.1 million, respectively, in connection with the satisfaction of certain post-closing conditions related to the sale. Additionally, in January 2007 the Company received $0.1 million, the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied.

If the Company is unable to increase its revenues or if it is unable to reduce the amount of cash used by its operating activities during 2007 and into 2008, the Company may be required to undertake additional restructuring alternatives, sell certain operating assets or seek additional debt financing. In June 2008, the Company will be required to repay the outstanding amount of principal and interest on its 13.9% Notes. As of December 31, 2006, the outstanding principal and interest on these notes was $23.4 million. In July 2008, the Company may also be required to redeem its outstanding shares of Series D and Series E preferred stock to the extent the payment of cash to redeem shares is permitted by applicable law at that time. If no holders of the Company’s Series D and Series E preferred stock elect to convert their shares of preferred stock into common stock before the redemption date, the Company could be required to pay an aggregate of $162.5 million in July 2008 if allowed by applicable law. However, the Company’s ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness” and the Company does not believe equity financing on terms reasonably acceptable is currently available. Additionally, the Company’s common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Nasdaq Global Market or the Nasdaq Capital Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq Global Market. Consequently, selling the Company’s common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of the Company may be further reduced. The Company believes its listing on the OTC Bulletin Board, or further declines in its stock price, may greatly impair its ability to raise additional capital, should it be necessary, through equity or debt financing.

The following table sets forth the Company’s net losses attributable to common shareholders and the cash used by its operating activities for the periods indicated:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Net loss attributable to common shareholders	$(25,083)	$(32,382)	$(66,562)
Net cash used by operating activities	$(8,483)	$(5,500)	$(32,327)

The Company’s principal sources of liquidity include its cash and cash equivalents. As of December 31, 2006, the Company had cash and cash equivalents available for operations totaling $14.5 million, of which $8.8 million was located in accounts outside the United States and which is not readily available for its domestic operations; however, the Company has developed a cash repatriation program which has made access to its foreign cash more efficient. Accordingly, at December 31, 2006 the Company’s readily available cash resources in the United States were $5.7 million. Additionally, as of December 31, 2006, the Company had cash collateralized letters of credit totaling approximately $0.2 million which is recorded as restricted cash on its balance sheet and is not readily available for operations.

Based on the Company’s financing activities, continued restructuring activities and management’s projections as to the Company’s operating results, the Company believes that it has sufficient cash to meet its cash operating requirements for the next 12 months as well as the on-going investments in capital equipment to support research and development efforts and news group operations. The Company believes these projections are reasonable; however, these projections are subject to risks and uncertainties, some of which are beyond the Company’s control, such as the amount of revenues that will be generated. As a result, actual results could differ materially from such projections. In addition, as the Company approaches the June 2008 maturity of the 13.9% Notes, the Company anticipates that it will need to restructure its debt or seek additional financing in order to pay the 13.9% Notes upon maturity. Additionally, the Company also anticipates that it may need to restructure its outstanding preferred stock in order to delay the redemption of these preferred shares. However, any restructuring alternative that the Company may agree to may not be on terms that are reasonably acceptable. The Company has no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies. The Company continually evaluates potential acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize its cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. These alternatives could increase liquidity through the infusion of investment capital by third-party investors or decrease liquidity as a result of the Company seeking to fund expansion into these markets. Such expansions might also cause an increase in capital expenditures and operating expenses. For the long-term, the Company believes future improvements in its operating activities will be necessary to provide the liquidity and capital resources sufficient to support its business.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation and such reclassifications did not have an effect on the prior period’s net loss attributable to common shareholders.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. United States generally accepted accounting principles (US GAAP) requires the Company to make estimates and judgments in several areas, including those related to impairment of intangible assets, revenue recognition, recoverability of accounts receivable, the fair value of derivative financial instruments, the recording of various accruals (including accruals for restructuring charges), the useful lives of long-lived assets such as property and equipment, income taxes and potential losses from contingencies and litigation. Actual results could differ from those estimates.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds. Restricted cash is composed of amounts held on deposit that are required as collateral related to certain lease obligations of the Company.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short maturity of these instruments. The fair value of the Company’s note payable is discussed in Note 8—Notes Payable and the fair value of the Company’s derivative instruments are discussed below.

Derivative Instruments

The Company accounts for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.

The Company’s Series D preferred stock contains an embedded derivative instrument, related to the change-in-control feature of the Series D preferred stock, which is recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). At December 31, 2006 and 2005 the estimated fair value of the embedded derivative liability was $0.5 million and $1.1 million, respectively. See also Note 11—Mandatorily Redeemable Preferred Stock.

The Company also carries a derivative instrument associated with warrants which were issued as part of the 13.9% Notes. The proceeds from the financing transaction were allocated to the notes and warrants based upon their relative estimated fair values. In accordance with SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). At December 31, 2006 and 2005 the estimated fair value of the warrant derivative liability was $0.1 million and $0.4 million, respectively. See also Note 8—Notes Payable.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets as of the dates indicated:

	December 31,
	2006	2005
	(in thousands)
Prepaid expenses	$1,382	$1,596
Other current assets	1,045	815

	$2,427	$2,411

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

Software Costs for Internal Use

The Company capitalizes costs related to software for internal use. These costs primarily include purchased software and qualifying external consulting fees and are amortized over their estimated useful lives, generally three years. The amortization expense is included in general and administrative expenses. During 2006, 2005 and 2004, approximately $0.3 million, $12,000 and $0.2 million, respectively, of internal use software costs were capitalized, and amortization of $0.4 million, $0.2 million and $0.4 million, respectively, was charged to expense.

Software Costs for Products

Development costs related to software products are expensed as incurred, as research and development costs, until technological feasibility of the product has been established. The Company has defined the establishment of technological feasibility as the completion of a working model. There is typically a relatively short time period between technological feasibility and product release, and the amount of costs incurred during such period is insignificant; as a result, capitalization of software development costs has been infrequent and insignificant. There were no capitalized software development costs in 2006 and 2005.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill cannot be amortized; however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level, which is the digital communications software and service segment for the Company’s goodwill. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded.

See Note 6—Goodwill for a discussion of the results of the Company’s 2006 impairment review.

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

Based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by the Company’s management to be commensurate with the risk inherent in the Company’s current business model. See also Note 5—Property and Equipment and Note 6—Goodwill.

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

Hosted messaging services. During 2006, as a result of the sale of the Hosted Assets, the Company derived its hosted messaging revenues from fees for hosting services related to its newsgroup service. During 2005, the Company derived hosted messaging revenues from fees for hosting services it offers related to its email messaging and newsgroup services. These revenues are primarily based upon monthly contractual per unit rates for the services involved, which are recognized on a monthly basis over the term of the contract beginning with the month in which service delivery starts. Amounts billed or received in advance of service delivery, including but not limited to branding and set-up fees, are initially deferred and subsequently recognized on a ratable basis over the expected term of the relationship beginning with the month in which service delivery starts.

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

Advertising Expense

Advertising and promotion costs are expensed as incurred however, during 2006 and 2005 the Company did not incur any advertising expense and in 2004, advertising expense totaled $36,000. Costs associated with the development of print or other media campaigns are deferred until the period that includes the first commercial use of the media campaign. Costs associated with industry trade shows and customer conferences are deferred until the period that includes the applicable trade show or conference.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development

Research and development costs include expenses incurred by the Company to develop and enhance its digital communications software and services. Research and development costs are recognized as expense when incurred.

Stock-Based Compensation

The Company adopted SFAS No. 123R (revised in 2004), Share-based payment, on January 1, 2006. SFAS 123R requires the measurement and recognition of compensation expense, using a fair-value based method, for all share-based awards made to the Company’s employees and directors, including grants of stock options, restricted stock and other stock-based plans. The application of this standard requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. The Company recognizes the stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.

The Company elected to follow the modified prospective transition method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R were applied to all awards granted or modified after the date of adoption and the Company’s prior period consolidated financial statements have not been restated to reflect the impact of SFAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment , which provided guidance on the adoption of SFAS 123R as it relates to certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

See Note 12—Shareholders’ Equity (Deficit), Stock-Based Compensation.

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

Net Loss Per Share Attributed to Common Shares

Basic net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period. Shares subject to repurchase by the Company and shares held in escrow in connection with certain acquisition agreements are excluded from the basic calculation. Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include restricted Common Stock, shares held in escrow, Common Stock subject to repurchase rights, and incremental Common and Preferred shares issuable upon the exercise of stock options and warrants and upon conversion of Series D and E preferred stock. See also Note 14—Net Loss Per Share Attributed to Common Shares.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

The Company accounts for and reports comprehensive income or loss and its components in its financial statements. Comprehensive income (loss), as defined, includes the Company’s net income or loss and all other changes in equity (net assets) during the period from non-owner sources.

Changes in accumulated other comprehensive loss during 2006, 2005 and 2004 were as follows:

Cumulative translation adjustment
(in thousands)
Balance at December 31, 2003	$2,114
Foreign currency translation adjustments	(2,668)

Balance at December 31, 2004	(554)
Foreign currency translation adjustments	(2,664)

Balance at December 31, 2005	(3,218)
Foreign currency translation adjustments	830

Balance at December 31, 2006	$(2,388)

There were no tax effects allocated to any components of other comprehensive loss during 2006, 2005 or 2004.

The following table sets forth the Company’s comprehensive loss for the periods indicated:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Net loss—as reported	$(10,966)	$(13,652)	$(51,997)
Foreign currency translation adjustments	830	(2,664)	(2,668)

Comprehensive loss	$(10,136)	$(16,316)	$(54,665)

Foreign Currency

The Company considers the local currencies of each of its foreign operations to be the functional currency in those operations. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are charged or credited to other comprehensive income, a component of shareholders’ equity (deficit). Gains and losses on foreign currency transactions are included in other income (expense). The Company recognized a net loss from foreign currency transactions in the amount of $0.5 million in 2006 and a net gain from foreign currency transactions in the amount of $2.5 million and $3.1 million in 2005 and 2004.

Segment and Geographic Information

The Company currently manages its business in a manner that requires it to report financial results for one segment: Digital communications software and services. The management of the Company primarily uses one measure of profitability to measure the performance of this segment—Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure which represents the Company’s earnings before interest income and interest expense,

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provision for income taxes, depreciation and amortization and is adjusted to exclude other items such as gain on sale of assets, restructuring and other expenses, other income (expense), net, loss on extinguishment of debt, stock-based compensation expenses and accretion on mandatorily redeemable preferred stock. See also Note 15—Product and Geographic Information.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on its financial position and results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has completed a preliminary analysis of it’s FIN 48 tax position and currently estimates that there will be no financial statement impact associated with the adoption of FIN 48.

Adoption of Staff Accounting Bulletin 108

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statements misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company uses the roll-over method for quantifying identified financial statement misstatements.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material as they were being evaluated under a single method (in the Company’s case, the roll-over method), but are material when evaluated under the dual approach proscribed by SAB 108. The Company adopted SAB 108 in connection with the preparation of its financial statements for the year ended December 31, 2006. As a result of adopting SAB 108 during the three months ended December 31, 2006 and electing to use the one-time transitional adjustment, the Company made adjustments to the beginning balance of its accumulated deficit as of January 1, 2006 during the three months ended December 31, 2006 for the following errors:

Stock-Based Compensation. In connection with the Company’s preparation of the financial statements for the year ended December 31, 2006, the Company reviewed its history of accounting for stock-based compensation in connection with its option granting practices. As a result of the review, the Company determined that the fair value of its common shares used to measure the intrinsic value under APB 25 of certain option grants to its officers and other employees in 2004, 2002 and 2001 was incorrect. As a result, the Company has determined that an additional $12.0 million of stock-based compensation expense should have been recorded in connection with these option grants and that there is no related tax effect. This additional stock-based compensation expense would have resulted in additional expense of $0.6 million, $1.4 million, $1.9 million, $4.3 million and $3.8 million in the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Additionally, there was no compensation expense related to this adjustment in 2006 nor will there be in any future periods. This error was corrected through an increase in additional paid-in capital of $12.0 million with a corresponding increase in accumulated deficit.

Overstated Liability. In connection with the preparation of the financial statements for the three months ended December 31, 2006, the Company discovered that it had not properly evaluated the resolution of a liability that originated in 2001 but was no longer required as of December 31, 2002. As a result, a reduction of general and administrative expense of $1.3 million should have been recorded in 2002. This error was corrected through a reduction of other accrued liabilities of $1.3 million with a corresponding decrease in accumulated deficit.

The effects of these adjustments on the Company’s prior year financial statements were not material.

Note 2—Sale of Hosted Assets

On December 14, 2005, the Company entered into an Asset Purchase Agreement with Tucows.com (Tucows) for the sale of a portion of the Company’s hosted messaging assets, including a portion of its hosted messaging customer base, assembled hosted messaging workforce, and hosted messaging hardware (the Hosted Assets). On January 3, 2006, the Company completed the sale of its Hosted Assets. Under the Agreement, Tucows also acquired a software license for the Company’s Memova ® product and assumed certain contractual liabilities related to the Hosted Assets. Upon completion of the sale in January 2006, Tucows paid the Company $6.3 million in cash, of which $0.8 million was allocated to deferred revenue for future maintenance and support services to be provided by the Company in connection with the Memova Messaging license provided to Tucows under the Asset Purchase Agreement. In addition, the Company received certain contingent consideration of $1.1 million in 2006 and $0.1 million in January 2007 upon satisfaction of the remaining post-closing conditions related to the sale of the Hosted Assets.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Held for Sale

As of December 31, 2005 assets and liabilities held for sale related to the sale of the Hosted Assets are as follows (in thousands):

Assets held for sale
Prepaid expenses	$327
Property and equipment, net	2,455

$2,782

Liabilities held for sale
Accounts payable	$23
Accrued liabilities	32
Deferred revenue	164

$219

Gain on Sale of Assets

In connection with the sale of these assets, the Company recognized a gain of approximately $3.2 million during the year ended December 31, 2006. Additionally, in connection with the Asset Purchase Agreement, the Company also agreed to perform certain transition services during a six month period following the close of the transaction. The Company agreed to provide such services to insure a smooth transition of the hosted email service to Tucows in an effort to minimize customer disruption. The Company estimated the cost of these services to be approximately $0.2 million which were recorded as a reduction to the gain on sale.

In connection with the Asset Purchase Agreement, the Company also provided Tucows with a license to the Company’s Memova product. This license was for a fixed number of users and provided two years of free maintenance and support services. In connection with this free support, the Company recorded approximately $0.8 million of the proceeds received from the sale to deferred revenue based upon the maintenance renewal rate provided in the license agreement. This deferred revenue will be amortized over a period of two years beginning from the closing date of the sale. During the year ended December 31, 2006, the Company recognized in its maintenance and support revenues approximately $0.4 million of this deferred revenue.

The gain on the sale of the Hosted Assets is calculated as follows (in thousands):

Net proceeds from sale of the Hosted Assets	$6,635
Less: Net assets sold	(2,492)
Transaction costs	(956)

Gain on sale of the Hosted Assets	$3,187

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Strategic Restructuring

The following tables summarize strategic restructuring costs incurred by the Company during the three years ended December 31, 2004, 2005 and 2006:

	Workforce reduction	Facility and operations consolidation and other charges	Non-core product and service sales and divestitures	Total
	(in millions)
Liability at December 31, 2003	$0.2	$0.6	$—	$0.8
Total gross charges	4.4	0.9	0.6	5.9
Adjustments	0.1	(0.1)	(2.3)	(2.3)

Total net charge	4.5	0.8	(1.7)	3.6
Cash payments	(4.5)	(0.6)	(0.1)	(5.2)
Non-cash charges	—	(0.2)	1.8	1.6

Liability at December 31, 2004	0.2	0.6	—	0.8
Total gross charges	0.4	1.7	0.1	2.2
Adjustments	0.1	(0.1)	—	—

Total net charge	0.5	1.6	0.1	2.2
Cash payments	(0.4)	(1.8)	(0.1)	(2.3)
Non-cash charges	(0.2)	(0.1)	—	(0.3)

Liability at December 31, 2005	0.1	0.3	—	0.4
Total gross charges	1.0	0.3	0.0	1.3

Total net charge	1.0	0.3	0.0	1.3
Cash payments	(1.1)	(0.5)	—	(1.6)

Liability at December 31, 2006	—	0.1	—	0.1

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility consolidation and other related costs. During 2004, this initiative was completed and there was no remaining balance accrued at December 31, 2004.

In August 2004, the Company expanded its restructuring activities in an effort to reduce both short-term and long-term cash requirements. These activities included the reduction of fixed costs through the restructuring of contracts, consolidation of certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay area and the elimination of approximately 20% of employee positions and reduced use of third-party contractors. This effort began in August 2004 and continued into the first quarter of 2005. During the three months ended September 30, 2004, the Company recorded restructuring charges related to these activities totaling $2.6 million, consisting primarily of $2.1 million for employee severance costs and $0.5 million for costs related to the closure or consolidation of certain facilities and operations. Additional restructuring charges totaling $0.9 million were recorded during the three months ended December 31, 2004, primarily associated with the restructuring of the Company’s hosted messaging operations. These restructuring activities were completed during 2005 and there was no remaining balance accrued at December 31, 2005.

During the year ended December 31, 2005, the Company recorded restructuring charges totaling $2.2 million, of which, $1.3 million was related to the relocation of the Company’s headquarter facility as discussed below, the consolidation of two data centers, the restructuring of other facility obligations and the elimination of certain employee positions a portion of which was related to the sale of the Hosted Assets.

On May 5, 2005, the Company entered into the Second Amendment to Lease (the Second Amendment) with PPF Off 345 Spear Street, L.P. (PPF Off 345 Spear), to amend the Lease dated as of November 16, 2001, as amended (the Lease), under which the Company leased its headquarter facilities in San Francisco, California, located at 350 The Embarcadero. Under the terms of the Second Amendment, on June 29, 2005 the Company vacated its facility at 350 The Embarcadero and moved into new office space located at 2 Harrison Street, 2nd Floor, San Francisco, California. In addition, in connection with the Second Amendment, the Company made a lease termination payment related to the facility at 350 The Embarcadero totaling approximately $1.3 million during the three months ended June 30, 2005. The Company’s office space at 2 Harrison Street was initially comprised of two suites consisting of approximately 22,881 square feet with a lease for a term of five years. Approximately 15,000 square feet of such space was utilized by the Company as its headquarters facilities, and the remaining approximately 8,000 square feet was utilized as storage space. On June 28, 2006, the Company terminated the Lease with PPF 345 Off Spear, and Babcock & Brown LP (Babcock & Brown) signed a lease with PPF 345 Off Spear to become the new tenant of the office space formerly occupied by the Company at 2 Harrison Street. On June 28, 2006, the Company entered into a Sublease Agreement (the Sublease) with Babcock & Brown to lease 15,000 square feet of the existing headquarters facilities at 2 Harrison Street. The Sublease has a two-year term and had monthly rent of approximately $39,000. In November 2006, the square footage the Company occupied of the subleased premises was reduced by approximately 9,000 square feet and the monthly rent was also reduced to approximately $21,000 per month in accordance with the terms of the Sublease.

During the year ended December 31, 2006, the Company recorded restructuring expenses totaling $1.3 million primarily related to severance benefits paid to employees terminated in connection with the sale of the Hosted Assets as well as employees terminated in connection with the reorganization of the Company’s sales force and transition of the Company’s U.S. accounting operations to Dublin, Ireland. At December 31, 2006, the Company carried a restructuring liability of $0.1 million, the majority of which is expected to be utilized by June 30, 2007.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Accounts Receivable

Accounts receivable

The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. The Company analyzes specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the Company’s customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The following table sets forth the Company’s account receivable balances for the periods indicated:

	December 31,
	2006	2005
	(in thousands)
Accounts receivable	$10,603	$10,377
Allowance for doubtful accounts	(320)	(281)

	$10,283	$10,096

At December 31, 2006 the Company had one customer that accounted for approximately 12% of its accounts receivable. At December 31, 2005, the Company did not have any customers that accounted for more than 10% of its accounts receivable.

Allowance for doubtful accounts

	Balance at beginning of period	Additions charged to costs and expenses	Deductions and write-offs	Balance at end of period
	(in thousands)
Year ended December 31,
2006	$281	$86	$(47)	$320
2005	835	(363)	(191)	281
2004	1,654	(195)	(624)	835

Note 5—Property and Equipment

The following table sets forth the Company’s property and equipment balances as of the periods indicated:

	December 31,
	2006	2005
	(in thousands)
Computer equipment and software	$47,078	$62,069
Furniture and fixtures	3,725	3,674
Leasehold improvements	2,071	2,028

	52,874	67,771
Less accumulated depreciation and amortization	(50,262)	(65,146)

	$2,612	$2,625

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At each of December 31, 2006 and 2005, property and equipment included $0.2 million of assets under capital leases and related accumulated amortization totaled $0.2 million at each of December 31, 2006 and 2005, respectively. All assets under capital leases relate to computer equipment and software.

During 2006, the Company retired fixed assets which were taken out of service primarily as a result of the sale of the Hosted Assets. Fixed assets having a total original cost of $34.1 million and accumulated depreciation of $34.0 million were retired. The fixed assets which were retired were primarily computer equipment and software located in the Company’s United States ($32.4 million) and European ($1.7 million) operations.

During 2005, the Company retired fixed assets which were taken out of service due primarily to consolidation of data centers. Fixed assets having a total original cost of $38.1 million and accumulated depreciation of $37.8 million were retired. The fixed assets which were retired were primarily computer equipment and software, located in the Company’s United States ($36.0 million) and European ($2.1 million) operations. Additionally, in connection with the sale of the Company’s Hosted Assets to Tucows.com, the Company reclassified into assets held for sale at December 31, 2005, fixed assets having a total original cost of $21.9 million and accumulated depreciation of $19.4 million.

Depreciation expense totaled $1.8 million, $7.1 million and $9.8 million during 2006, 2005 and 2004, respectively.

Note 6—Goodwill

At December 31, 2006 and 2005, the Company was carrying goodwill of $7.5 million and $7.0 million, respectively, which in accordance with SFAS No. 142, is no longer being amortized. During the fourth quarter of 2006, the Company performed its annual impairment review, at which time it determined that the goodwill was not impaired. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the market value of the Company’s one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The market value of the reporting unit was estimated by multiplying the number of fully diluted shares of Company stock (which includes the Company’s common stock, preferred stock on an as-converted basis, and in the money stock options and warrants) outstanding on the analysis date by the most recent stock market closing price. The Company will continue to test for impairment on an annual basis and on a more frequent basis if events occur or circumstances change that would more likely than not reduce the fair value of any of the Company’s reporting units below their carrying value. See also Note 1—The Company and Summary of Significant Accounting Policies, Goodwill.

There was no amortization expense related to the Company’s intangible assets in 2006, 2005 and 2004. The change in the balance after December 31, 2005 was due to the revaluation of foreign currency denominated goodwill balances.

Note 7—Related Party Transactions

General Atlantic Partners

In November 2003, the Company issued $10.0 million in 10% Senior Secured Convertible Notes (10% Senior Notes) to General Atlantic Partners. Upon shareholder approval in July 2004, these notes plus accrued and unpaid interest were converted into approximately 7.3 million shares of Series E preferred stock. See Note 8—Notes Payable, 10% Senior Secured Convertible Notes.

In December 2004, the Company received aggregate proceeds of $11.0 million from a group of investors, including affiliates of General Atlantic Partners and the Cheung Kong Group, in exchange for notes issued in the

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of $11.0 million principal and warrants to purchase 235,712 shares of Series F Redeemable Convertible Preferred Stock (Series F preferred stock) and in March 2005, the Company received aggregate proceeds of $7.0 million from the same investors, in exchange for notes issued in the amount of $7.0 million principal and warrants to purchase 149,998 shares of Series F preferred stock.

The Company also leased a small amount of office space from the General Atlantic Partners on a month-to-month basis for $2,500 per month in Washington D.C., which was utilized by Critical Path employees who are based in that region of the country. The Company terminated this lease and moved out of this facility in 2006.

Cheung Kong Group

In November 2003, the Company executed an agreement, subject to shareholder approval, to exchange approximately $32.8 million in face value of its 5 3/4% Convertible Subordinated Notes (5 3/4% Notes), which were held by a group of investors led by Cheung Kong Group and its Hutchison Whampoa Limited affiliates, for approximately 21.9 million shares of Series E preferred stock. At a special meeting in July 2004, the Company received shareholder approval for this transaction. See Note 8—Notes Payable, 5 3/4% Convertible Subordinated Notes.

In December 2004, the Company received aggregate proceeds of $11.0 million from a group of investors, including affiliates of General Atlantic Partners and the Cheung Kong Group, in exchange for notes issued in the amount of $11.0 million principal and warrants to purchase 235,712 shares of Series F preferred stock and in March 2005, the Company received aggregate proceeds of $7.0 million the same investors, in exchange for notes issued in the amount of $7.0 million principal and warrants to purchase 149,998 shares of Series F preferred stock.

Release of The docSpace Company Escrow Funds

The docSpace escrow account was initially established in February 2000 with $5.0 million to be used to reimburse the former shareholders of The docSpace Company for certain qualifying expenses related to the establishment, maintenance and dissolution of the various holding companies established by the sellers in connection with the structuring of The docSpace Company acquisition.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2001, the Board approved a fully secured loan to William McGlashan, Jr., the Company’s Chief Executive Officer, of up to $4.0 million in connection with the purchase of a principal residence in the San Francisco Bay Area. In May 2002, the Compensation Committee of the Board and Mr. McGlashan agreed to amend the agreement in order to reduce the amount of the loan commitment to $1.5 million. No portion of the loan commitment was funded. In connection with the reduction of the loan commitment, in May 2002 Mr. McGlashan was granted an option to purchase 1.0 million shares of the Company’s Common Stock, at an exercise price of $1.74 per share, which was the fair market value on the date of grant. The option was immediately exercisable subject to the Company’s lapsing right of repurchase at a price equal to the exercise price per share over a three year period. Mr. McGlashan exercised his right to early purchase the shares through a promissory note and stock pledge agreement in May 2002. As such, the Company held a promissory note in the amount of $1.7 million secured by shares of Common Stock. The promissory note accrues interest at the adjustable quarterly reference rate of Fidelity Investments or similar banking entity as the shares vest with respect to that portion of the purchase price representing the purchase price of the “vested” shares.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 8—Notes Payable

Notes payable at December 31, 2006 and 2005 consisted only of the Company’s 13.9% Notes.

13.9% Notes

In December 2004, the Company issued $11.0 million in principal amount of 13.9% Notes to General Atlantic Partners 74, L.P., Gapstar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG., Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Richmond III, LLC (referred to collectively as the 13.9% Note Investors). As part of the financing transaction, the Company issued warrants to purchase 235,712 shares of Series F preferred stock at a per share purchase price of $14 per share, which is equivalent to $1.40 per share on a common equivalent basis. In March 2005, the Company issued the remaining $7.0 million of the 13.9% Notes to the 13.9% Note Investors. As part of this financing transaction, the Company issued warrants to purchase 149,998 shares of Series F preferred stock.

On March 5, 2007, the Company and the 13.9% Note Investors entered into an Amendment to Notes (the 13.9% Notes Amendment) whereby the Company and the holders of the 13.9% Notes agreed to extend the maturity date of all of the 13.9% Notes from December 30, 2007 to June 30, 2008

The 13.9% Notes accrue interest at a rate of 13.9% per annum, however; the Company is not obligated to make interest payments on the notes prior to their maturity date of June 30, 2008. The Notes are due and payable on the earlier to occur of the maturity of the 13.9% Notes on June 30, 2008, when declared due and payable upon the occurrence of an event of default, or a change of control of the Company.

The $18.0 million in proceeds from the financing transaction were allocated to the 13.9% Notes and warrants based upon their relative estimated fair values. The estimated fair value of the warrants has been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability is being carried on the Company’s books at its fair value of $0.1 million at December 31, 2006.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These 13.9% Notes are carried on the balance sheet as long-term “Notes payable” as follows:

	At December 31,
	2006	2005
	(in thousands)
Proceeds from the issuance of the 13.9% Notes	$18,000	$18,000
Less proceeds allocated to the fair value of the Series F preferred stock warrant derivative instrument	(2,711)	(2,711)
Add accretion to redemption value	1,735	816
Add accrued interest	5,372	2,388

Carrying value of the 13.9% Notes	$22,396	$18,493

For the years ended December 31, 2006, 2005 and 2004, the Company recorded accrued interest of $3.0 million, $2.4 million and $8,000, respectively. These notes are carried at cost and had an approximate fair value of $14.3 million at December 31, 2006.

10% Senior Secured Convertible Notes

In November 2003, the Company issued $10.0 million in 10% Senior Secured Convertible Notes (10% Senior Notes) to General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. K.G. (referred to collectively as the General Atlantic Investors). In January 2004, the Company issued $15.0 million in principal amount of the 10% Senior Notes to Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P. and Passport Master Fund, L.P (collectively, the January 2004 Investors). In March 2004, the Company issued $18.5 million in principal amount of the 10% Senior Notes to investment entities affiliated with Crosslink Capital, Criterion Capital Management, Heights Capital Management and Apex Capital (collectively, the March 2004 Investors).

At a special meeting in July 2004, the Company received approval from its shareholders to convert all of the 10% Senior Notes plus accrued and unpaid interest, into Series E preferred stock at $1.50 per share. The following table provides the number of shares of Series E preferred stock that were issued upon conversion:

	Senior notes			Converted into shares of Series E Preferred Stock
	Principal	Accrued Interest	Total
	(in thousands)
General Atlantic Investors	$10,000	$628	$10,628	7,333
January 2004 Investors	15,000	729	15,729	10,483
March 2004 Investors	18,500	627	19,127	12,748

	$43,500	$1,984	$45,484	30,564

As a result of this conversion, there was no outstanding principal or interest related to the 10% Senior Notes as of December 31, 2006 or 2005.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5 3/4 % Convertible Subordinated Notes

During 2000, the Company issued $300.0 million of five-year, 5 3/4% Convertible Subordinated Notes (5 3/4% Notes) due April 2005, to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. Holders were able to convert the 5 3/4% Notes into shares of Common Stock at any time before their maturity or the business day before their redemption or repurchase by the Company. The conversion rate was 9.8546 shares per $1,000 principal amount of 5 3/4% Notes subject to adjustment in certain circumstances. This rate was equivalent to a conversion price of approximately $405.92 per share. On or after the third business day after April 1, 2003, through March 31, 2004, the Company had the option to redeem all or a portion of the 5 3/4% Notes that had not been previously converted at the redemption price equal to 102.3% of the principal amount. During the period from April 1, 2004 through March 31, 2005, the Company had the option to redeem all or a portion of the 5 3/4% Notes that had been previously converted at the redemption price equal to 101.2% of the principal amount. Thereafter the redemption price is equal to 100% of the principal amount. The 5 3/4% Notes were non-callable for three years. In the event of a “Change in Control,” as defined in 5 3/4% Notes’ Offering Circular, the 5 3/4% Notes holders had the option of requiring the Company to repurchase any 5 3/4% Notes held at a price of 100% of the principal amount of the 5 3/4% Notes plus accrued interest to the date of repurchase.

The Company incurred approximately $10.8 million in debt issuance costs, consisting primarily of underwriting discount and legal and other professional fees. These costs were capitalized and were recognized as a component of interest expense on a straight-line basis, which approximates the effective interest method, over the five-year term of the 5 3/4% Notes. During 2006, 2005 and 2004, the Company recorded interest expense related to the amortization of the debt issuance costs of $0, $0.1 million and $0.4 million, respectively.

During 2001, the Company retired $261.4 million of face value of the 5 3/4% Notes, which resulted in gain on retirement of $179.3 million, inclusive of $6.8 million in write-downs of related debt issuance costs. The Company used cash of $53.1 million and equity in order to retire this portion of the 5 3/4% Notes, inclusive of approximately $4.4 million in accrued interest.

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

In April 2005, the remaining outstanding balance of the 5 3/4% Notes was paid and the 5 3/4% Notes were retired.

Interest was payable on April 1 and October 1 of each year. At December 31, 2006, there was no interest payable outstanding however, during 2006, 2005 and 2004, the Company recorded interest expense related to the 5 3/4% Notes of $0, $80,000 and $1.3 million, respectively.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Income Taxes

The Company did not provide any deferred federal or state income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on its net deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

At December 31, 2006, the Company had approximately $402 million of federal and $156 million of state net operating loss carryforwards available to offset future taxable income. Federal and state net operating loss carryforwards expire in varying amounts through 2026 for federal and 2016 for state purposes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

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

At December 31, 2006, the Company had federal and state tax credit carryforwards for income tax purposes of approximately $6 million and $10 million, respectively. If not utilized, the federal credits will expire through 2026. State tax credit carryforwards of $6 million, if unused, will expire through 2011. The remaining state tax credit carryforwards of $4 million have an indefinite life.

Loss before provision for income taxes consists of the following (in thousands):

	2006	2005	2004
Domestic	$(5,492)	$(11,164)	$(45,853)
Foreign	(4,607)	(1,550)	(5,032)

Total	$(10,099)	$(12,714)	$(50,885)

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
State	49	7	39
Foreign	818	931	1,073

	$867	$938	$1,112

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets consist of the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets
Net operating loss carryforwards	$145,811	$147,126
Tax credits	12,542	12,495
Fixed assets	(1,482)	178
Intangible assets	2,763	3,385
Accrued liabilities	1,014	1,247

Gross deferred tax assets	$160,648	$164,431

Valuation allowance	$(160,648)	$(164,431)

Net deferred tax assets	$—	$—

In 2006 and 2005, the valuation allowance decreased by $3.8 million and $0.4 million, respectively. The valuation allowance increased by $9.7 million in 2004.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	December 31
	2006	2005	2004
Tax at federal statutory rate	(34)%	(34)%	(34)%
State, net of federal benefit	(4)%	(4)%	(6)%
Stock-based expenses	2%	3%	1%
Research and development credits	1%	1%	0%
Change in valuation allowance	21%	7%	30%
Change in state deferred rate	—	32%	—
Foreign taxes	25%	13%	7%
Loss on extinguishment of debt	—	—	8%
Change in value of embedded derivatives	(3)%	(10)%	(3)%
Other	1	(1)%	(1)%

Provision for income taxes	9%	7%	2%

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2014. Rent expense during 2006, 2005 and 2004, totaled $2.5 million, $4.0 million and $5.2 million, respectively. Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Capital leases	Operating leases
	(in thousands)
Year ending December 31,
2007	$13	$2,206
2008	—	1,543
2009	—	1,111
2010	—	1,051
2011	—	1,049
Thereafter	—	1,574

Total minimum lease payments	13	$8,534
Less amount representing interest	(1)

Present value of capital lease obligations	$12

In connection with the Company’s acquisition of Critical Path Pacific in September 2002, the Company assumed a capital lease with a termination date of August 2006 however, during 2004; the Company negotiated the early termination of this capital lease and made final capital lease payments totaling approximately $0.8 million during 2005.

Other Contractual Obligations

The Company entered into other contractual obligations which total $5.3 million at December 31, 2006. These obligations are primarily associated with the future purchase of equipment and software, the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for the Company’s hosted operations. These obligations are expected to be completed over the next 2 years, including $3.8 million in 2007.

Relocation of San Francisco offices

During 2005, the Company recorded restructuring charges totaling $2.2 million, of which, $1.3 million is related to the relocation of its headquarters facility as follows:

On May 5, 2005, the Company entered into the Second Amendment to Lease (the Second Amendment) with PPF Off 345 Spear Street, L.P. (PPF Off 345 Spear), to amend the Lease dated as of November 16, 2001, as amended (the Lease), under which the Company leased its headquarter facilities in San Francisco, California, located at 350 The Embarcadero. Under the terms of the Second Amendment, on June 29, 2005 the Company vacated its facility at 350 The Embarcadero and moved into new office space located at 2 Harrison Street, 2nd Floor, San Francisco, California. In addition, in connection with the Second Amendment, the Company made a lease termination payment related to the facility at 350 The Embarcadero totaling approximately $1.3 million during the three months ended June 30, 2005. The new office space at 2 Harrison Street was comprised of two

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

suites consisting of approximately 22,881 square feet with a lease for a term of five years. Approximately 15,000 square feet of such space was utilized by the Company as its headquarters facilities, and the remaining approximately 8,000 square feet was utilized as storage space. On June 28, 2006, the Company terminated the Lease with PPF 345 Off Spear, and Babcock & Brown LP (Babcock & Brown) signed a lease with PPF 345 Off Spear to become the new tenant of the office space formerly occupied by the Company at 2 Harrison Street. On June 28, 2006, the Company entered into a Sublease Agreement (the Sublease) with Babcock & Brown to lease 15,000 square feet of the existing headquarters facilities at 2 Harrison Street. The sublease with Babcock & Brown has a two-year term and monthly rent of approximately $39,000. In November 2006, the square footage the Company occupied of the sub leased premises was reduced by approximately 9,000 square feet and the monthly rent was also reduced to approximately $21,000 per month in accordance with the terms of the Sublease.

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

Action in the Superior Court of San Diego. In April 2006, the Company was added as a named defendant in a lawsuit previously filed by a former shareholder of Extricity, Inc. against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including the Company and various other unnamed defendants. In February 2007, the plaintiff filed a third amended complaint, which for the first time contains certain allegations and claims raised against the Company. The complaint alleges that certain of the named defendants including the Company, as Peregrine’s customers, engaged in fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with U.S. GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Extricity’s merger with Peregrine. The Company believes the allegations continue to be without merit. The Company is in the process of demurring to all claims and intends to defend itself vigorously. The Company has not recorded a liability against this claim as of December 31, 2006.

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed against the Company, and certain of its former officers and directors and underwriters connected with the Company’s initial public offering (IPO) of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased the Company’s common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s common stock during the specified period. Similar complaints have been filed against

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. The Company has reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involves no monetary payment by the Company and no admission of liability. The settlement has been preliminarily approved by the Court. However, the settlement is subject to final approval by the Court which has not yet occurred. The Company has not recorded a liability against this claim as of December 31, 2006.

Cable & Wireless Liquidating Trust. In December 2005, the Company was named in a complaint for avoidance and recovery of preferential transfers filed by Cable & Wireless Liquidating Trust, or the Trust, in respect of the Trust’s claim that Cable & Wireless, USA, Inc. made a preferential payment to the Company of approximately $1.1 million within the 90-day preference period before Cable & Wireless filed for bankruptcy protection. The Company settled this claim in October 2006, and recorded an expense of $0.3 million and paid the amount to the Trust.

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

Indemnifications. The Company provides general indemnification provisions in its license agreements. In these agreements, the Company generally states that it will defend or settle, at its own expense, any claim against the customer by a third-party asserting a patent, copyright, trademark, trade secret or proprietary right violation related to any products that the Company has licensed to the customer. The Company agrees to indemnify its customers against any loss, expense or liability, including reasonable attorney’s fees, from any damages alleged against the customer by a third-party in its course of using products sold by the Company. The Company has not received any claims under this indemnification and does not know of any instances in which such a claim may be brought against the Company in the future. Additionally, in connection with the sale of a portion of the Company’s hosted messaging assets to Tucows.com, the Company agreed to indemnify Tucows.com and its affiliates for all losses (limited to the amount of the purchase price) incurred by them in connection with certain breaches of covenants, representations and warranties the Company made to Tucows.com relating to the sufficiency of the assets and rights being transferred; certain liabilities relating to the hosted business that were not assumed by Tucows.com; and noncompliance by the Company with any law or regulation relating to the hosted business or the sale of assets.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Redeemable Preferred Stock

As of December 31, 2006 and 2005 redeemable preferred stock was comprised of the following (in thousands, except for amounts authorized and issued):

		December 31, 2006			December 31, 2005
	Authorized	Issued	Carrying value	Liquidity value	Issued	Carrying value	Liquidity value
Series D(a)	4,188,587	3,520,537	$62,814	$77,452	3,520,537	$56,907	$77,452
Series E	68,000,000	48,811,945	71,592	83,623	48,814,588	63,386	79,417
Series F	450,000	—	—	—	—	—	—

Total	72,638,587	52,332,482	$134,406	$161,075	52,335,125	$120,293	$156,869

(a)	Series D liquidation value at $22 per share. See Series D Cumulative Redeemable Convertible Preferred Stock below.

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

The purchase agreement provides for a preferential return of equity to the Series D preferred stockholders, before any return of equity to the common shareholders, and also provides for the Series D preferred stockholders to participate on a pro rata basis with the common shareholders, in any remaining equity, once the preferential return has been satisfied. Under the terms of this provision, the preferential return of equity is equal to the purchase price of the Series D preferred stock plus all dividends that would have accrued during the term

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the preferred stock, even if a change in control occurs prior to the redemption date. The right to receive a preferential return lapses if either: (i) Critical Path is sold for a price per share of Series D preferred stock, had each such share been converted into Common Stock prior to change in control of at least four times the Accreted Value, or (ii) Critical Path’s stock trades on NASDAQ for 60 days prior to the change-in-control at an average price of not less than four times the Accreted Value. As part of the Company’s November 2003 private placement of the 10% Senior Notes, the Company agreed to seek shareholder approval to amend the terms of the Series D preferred stock to, among other things, amend the Series D preferred stock liquidation preference upon a liquidation and change of control, to eliminate the participation feature, to reduce the conversion price from $4.20 to $1.50 and to reduce the amount of dividends to which the holders of Series D preferred stock are entitled.

A portion of the proceeds received for the Series D preferred stock was allocated to the warrants issued to General Atlantic and the preferred stock, based upon their relative fair market values. As a result of this allocation, approximately $5.3 million of the proceeds were allocated to the warrants, which was recorded as a reduction of the carrying value of the Series D preferred stock. Using the Black-Scholes option pricing model, assuming a four-year term, 200% volatility, a risk-free rate of 6.0% and no dividend yield, the fair market value of the warrants was $6.2 million. As part of the Company’s November 2003 private placement of the 10% Senior Notes, the Company agreed to seek shareholder approval to amend the warrants to reduce the exercise price per share from $4.20 to $1.50. These warrants expired unexercised in November 2006.

In July 2004, at a special meeting of shareholders, the Company’s shareholders approved proposals to amend and restate the certificate of determination of preferences of Series D preferred stock (the Amended Series D). As part of this amendment, the automatic redemption date was changed to July 2008 and the dividend accrual rate was reduced to 5 3/4%. The dividends which had accrued on the Series D preferred stock totaling approximately $12.2 million were recorded as a reduction to the carrying value of the Amended Series D. This amount was recorded as a reduction of the carrying amount of the Amended Series D and will accrete over the term of the Amended Series D. As of December 31, 2006 if the holders of Amended Series D preferred stock voluntarily opt to redeem, the conversion value of all Amended Series D preferred stock, as accreted is $67.3 million. Additionally, the Amended Series D preferred stock contains a liquidation preference of $22 per share.

In January 2005, the Company converted approximately 0.6 million shares of Series D preferred stock, plus accrued dividends of $2.0 million, held by the Vectis Group LLC and affiliates into 6.7 million shares of common stock.

The following table sets forth the carrying value and liquidation values of the Amended Series D preferred stock (in thousands):

Beginning balance—amended Series D preferred stock at December 31, 2004	$59,575
Add amortization and accretion	6,925
Deduct value of amended Series D preferred stock converted into common stock during the year ended December 31, 2005	(9,593)

Ending balance—amended Series D preferred stock at December 31, 2005	56,907
Add amortization and accretion	5,907

Ending balance—amended Series D preferred stock at December 31, 2006	$62,814

Liquidation value of the amended Series D preferred stock at December 31, 2006	$77,452

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series E Redeemable Convertible Preferred Stock

During the three months ended September 30, 2004, the Company issued a total of approximately 55.9 million shares of Series E Redeemable Convertible Preferred Stock (Series E preferred stock). In July 2004, the Company issued approximately 30.6 million shares of Series E preferred stock to convert $45.5 million of the 10% Senior Notes plus accrued interest, issued 21.9 million shares of Series E preferred stock to convert $32.8 million of the 5 3/4% Notes and issued approximately 0.8 million shares of Series E preferred stock to convert certain holders of Series D preferred stock into Series E preferred stock. In August 2004, the Company issued approximately 2.6 million shares of Series E preferred stock in connection with its rights offering from which the Company received gross proceeds of approximately $4.0 million.

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

At issuance, the total amount of costs associated with converting the Company’s debt into Series E preferred stock and costs associated with the rights offering, totaling approximately $4.6 million, will accrete over the term of the Series E preferred stock. Additionally, the conversion of the $45.5 million 10% Senior Notes into the Series E preferred stock was deemed to have a beneficial conversion feature totaling approximately $16.3 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series E preferred stock and will accrete over the term of the Series E preferred stock. During the year ended December 31, 2006 and 2005, upon receiving notice from certain investors, the Company converted approximately 2,643 and approximately 7.1 million shares of Series E preferred stock and accrued dividends into approximately 2,973 and approximately 7.5 million shares of the Company’s Common Stock in 2006 and 2005, respectively. As of December 31, 2006, there were approximately 48.8 million shares of Series E preferred stock outstanding. The carrying value of the Series E preferred stock is as follows (in thousands):

Beginning balance—Series E preferred stock at December 31, 2004	$62,802
Add amortization and accretion	11,805
Deduct value of Series E preferred stock converted into common stock during the year ended December 31, 2005	(11,221)

Ending balance—Series E preferred stock at December 31, 2005	63,386
Add amortization and accretion	8,210
Deduct value of Series E preferred stock converted into common stock during the year ended December 31, 2006	(4)

Ending balance—Series E preferred stock at December 31, 2006	$71,592

Liquidation value of the Series E preferred stock at December 31, 2006	$83,623

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2006, no shares of Series F preferred stock have been exercised or were outstanding. Warrants to purchase 0.4 million shares of Series F preferred stock were issued and outstanding as of December 31, 2006 in connection with the issuance of the 13.9% Notes.

MBCP Peerlogic

In November 2003, the Company issued 188,587 shares of Series D preferred stock to MBCP Peerlogic (MBCP Shares) related to the settlement of certain litigation, resulting in a charge of $3.8 million. Additionally, 69,149 of these shares were automatically convertible into Series E preferred stock to the extent such preferred stock was issued in the future. In July 2004 the Company received shareholder approval to issue shares of Series E preferred stock, and the Company exchanged 86,232 shares of Series D preferred stock (including accrued dividends) held by the various named plaintiff shareholders comprising MBCP Peerlogic for 829,873 shares of Series E preferred stock. The exchange of Series D for Series E preferred stock did not result in any charge to the Company.

Accretion on Redeemable Preferred Stock

Accretion on redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of the Company’s outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock. The following table sets forth the accretion on redeemable preferred stock for the periods indicated:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Accrued dividends	$7,598	$7,889	$7,315
Accretion to the redemption value and of the beneficial conversion feature	6,519	10,841	7,250

	$14,117	$18,730	$14,565

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock Rights Offering

In August 2004, the Company consummated a rights offering pursuant to which 2.6 million shares of Series E preferred stock were issued at a purchase price of $1.50 per share. The offering generated gross proceeds to the Company of approximately $4.0 million, exclusive of costs incurred associated with the offering.

Note 12—Shareholders’ Equity (Deficit)

Preferred Stock

The Company’s Articles of Incorporation, as amended, authorize the Company to issue 5 million shares of Preferred Stock, at $0.001 par value. The holders of Preferred Stock have various voting and dividend rights as well as preferences in the event of liquidation.

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

The Rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of the Company’s common stock or announces commencement of a tender or exchange offer, the consummation of which would result in ownership by the person or group of 15% or more of the common stock of the Company. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the fifth day following acquisition by a person or group of 15% or more of the Company’s common stock. The Rights will expire on the earlier of May 15, 2011 or exchange or redemption of the Rights. As of December 31, 2006, no rights were exercised.

Common Stock

The Company’s Articles of Incorporation, as amended, authorize the Company to issue 200 million shares of Common Stock at $0.001 par value.

Changes in shares of Common Stock outstanding were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Common Stock Shares outstanding, beginning of year	37,280	23,040	20,968
Issuance of common stock	92	14,414	2,032
Exercise of stock options	1	—	313
Purchase of common stock	(145)	(174)	(273)

Shares outstanding, end of year	37,228	37,280	23,040

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the 273,000 shares of common stock repurchased by the Company during 2004, 250,000 shares were surrendered by Mr. McGlashan as part of his April 2004 separation agreement with the Company. See Note 7— Related Party Transactions, for a further discussion.

Restricted stock

The Company has granted shares of restricted stock and restricted stock units to certain key employees and executive officers through its 1998 Plan. In March and August 2004, the Company issued 707,368 and 680,823 shares of restricted stock, respectively, to Mark Ferrer, the Company’s Chief Executive Officer, in connection with Mr. Ferrer’s employment agreement. In November 2004, the Company issued 515,000 shares of restricted stock and 277,708 restricted stock units to Executive Officers and certain key employees of the Company. During the twelve months ended December 31, 2005, the Company issued 130,000 shares of restricted stock and 20,000 restricted stock units to certain key employees. The Company did not issue any shares of restricted stock or restricted stock units during the twelve month period ended December 31, 2006.

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

The following table reflects the activity associated with shares of unvested restricted stock and restricted stock units (in thousands, except per share fair value amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at December 31, 2003	—
Granted	2,181	$1.11
Vested	(133)	$2.11
Forfeited	(2)	$0.65
Unvested restricted shares at December 31 ,2004	2,046	$1.04
Granted	150	$0.53
Vested	(800)	$0.95
Forfeited	(99)	$0.65
Unvested restricted shares at December 31, 2005	1,297	$1.07
Granted	—	—
Vested	(686)	$1.05
Forfeited	(65)	$0.62

Unvested restricted shares at December 31, 2006	546	$1.21

The fair value of restricted stock and restricted stock units which vested during the twelve months ended December 31, 2006 totaled approximately $144,000.

As of December 31, 2006, there was approximately $0.1 million in total unrecognized compensation cost associated with the unvested shares of restricted stock and restricted stock units. The cost is expected to be recognized over the future weighted average vesting period of 1.3 years.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

During 1999, the Board of Directors adopted and the shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees could select a rate of payroll deduction up to 15% of their compensation subject to certain maximum purchase limitations per period and other statutory limitations. The ESPP was implemented in a series of overlapping twenty-four month offering periods beginning on the effective date of the Company’s initial public offering with subsequent offering periods beginning on the first trading day on or after May 1 and November 1 of each year. Purchases occurred on each April 30 and October 31 (the “Purchase Dates”) during each participation period. Under the ESPP, eligible employees had the opportunity to purchase shares of Common Stock at a purchase price equal to 85% of the fair market value per share of Common Stock on either the start date of the offering period or the Purchase Date of the related purchase period, whichever is less. Stock purchases under the ESPP in 2006, 2005 and 2004 were zero, 29,810 and 48,059 shares, respectively, at a price of $0.55 and $0.32 per share in 2005, and $1.99 and $0.59 in 2004. In January 2006, the Company terminated its Employee Stock Purchase Plan (ESPP). No shares of stock were purchased nor compensation expense recognized under the ESPP during 2006.

Stock Options

During 1998 and 1999, the Company’s Board of Directors adopted the 1998 Stock Option Plan and the 1999 Nonstatutory Stock Option Plan, respectively (together, the “Option Plans” and each a “Plan”). The 1998 Plan provides for the granting of options to purchase up to 21,113,183 shares of common stock to employees, officers, directors and consultants, with an increase annually on January 1 of each year by an amount equal to 2% of the total number of shares of the Company’s Common Stock authorized for issuance at the end of the most recently concluded fiscal year, and the 1999 Plan provides for the granting of up to 6,337,198 shares of common stock to non-executive officer employees or the initial employment grant for executive officers. In November 2001, the Board approved an increase of 2,812,500 to the number of option shares reserved for grant to non-executive officer employees under the 1999 Plan. The 1998 Plan is a shareholder approved plan and allows for options to be granted as either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). Options granted under the 1999 Plan may only be nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees, including officers and employee directors. NSOs may be granted to Company employees, non-employee directors and consultants. At December 31, 2006, the total number of shares of common stock available for option grants was 11,929,815 and 5,851,190 under the 1998 Plan and the 1999 Plan, respectively.

The Company has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company. At December 31, 2006 and 2005, a total of 1,855 and 36,925 shares, respectively, of the Company’s Common Stock were reserved for issuance upon exercise of outstanding options issued under the assumed plans, and the related options are included in the table below.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in stock options outstanding, granted, exercisable, canceled and available, during 2004, 2005 and 2006 under the option plans are identified below. The Company only grants new options from the 1998 Plan and 1999 Plan. Accordingly, the Options or Awards Available information provided below includes only stock option information related to the 1998 and 1999 Plans (shares in thousands).

	Options or Awards Available Under the 1998 And 1999 Plans	Outstanding Option Grants
		Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	6,133	13,021	$17.07
Additional shares reserved	2,500
Granted and assumed	(7,971)	7,971	$1.45
Exercised		(313)	$2.56
Restricted stock issued	(2,181)
Canceled	5,807	(5,792)	$11.04

Balance at December 31, 2004	4,288	14,887	$11.25
Additional shares reserved	4,000	—	—
Granted and assumed	(1,136)	1,136	$0.74
Exercised	—	—	—
Restricted stock issued	(150)	—	—
Canceled	4,504	(4,586)	$6.92

Ending balance at December 31, 2005	11,506	11,437	$11.49
Additional shares issued	4,000	—	—
Granted not in connection with 2006 exchange program	(675)	675	$0.21
Granted in 2006 exchange program	(7,097)	7,097	$0.20
Exercised	—	(1)	$0.08
Canceled not in connection with 2006 exchange program	2,528	(2,528)	$12.64
Canceled in 2006 exchange program	7,520	(7,555)	$11.01

Ending balance at December 31, 2006	17,782	9,125	$1.96

Outstanding Options Exercisable:
December 31, 2004		7,543	$27.01
December 31, 2005		11,437	$20.57
December 31, 2006		6,181	$2.80

During the twelve months ended December 31, 2006 and 2005, 921 and zero stock options were exercised, respectively. The stock options exercised during the twelve months ended December 31, 2006, had an insignificant aggregate intrinsic value. The aggregate intrinsic value represents the difference between the option exercise price and the closing stock price on the date of exercise for each option exercised during the period.

The aggregate intrinsic value of stock options outstanding and vested stock options at December 31, 2006 and 2005 was zero. The aggregate intrinsic value, for purposes of this calculation, represents, on a pretax basis, the difference between the Company’s closing stock price as of December 31, 2006 and 2005, respectively, and the option exercise price, multiplied by the number of options outstanding or exercisable. Stock options with exercise prices which are greater than or equal to the closing quarter end stock price are excluded from this calculation.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2006 (options in thousands):

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.11 - $ 0.19	137	7.23	$0.16	17	$0.17
$ 0.20 - $ 0.20	7,011	6.34	0.20	4,226	0.20
$ 0.21 - $ 0.75	300	8.39	0.50	261	0.53
$ 0.76 - $ 2.00	580	5.63	1.56	580	1.56
$ 2.01 - $ 5.00	378	6.04	3.22	378	3.22
$ 5.01 - $ 10.30	669	4.93	8.81	669	8.81
$10.31 - $300.00	50	3.54	165.73	50	165.73

	9,125	5.54	$1.96	6,181	$2.80

2005 Stock Option Vesting Acceleration

On December 27, 2005, the Compensation Committee of the Board of Directors (the “Committee”) of Critical Path, Inc. (the “Company”) approved accelerating the vesting of all currently unvested stock options awarded to employees, officers and directors under its stock option plans, all of which had an exercise price greater than $0.28, the closing price of the Company’s common stock on the date of acceleration. As a result of the action taken by the Committee, options with respect to approximately 4.8 million shares were subject to acceleration and all outstanding options to purchase shares of the Company’s common stock became fully vested as of December 27, 2005. The number of shares and exercise prices of the options subject to the acceleration remain unchanged.

The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its consolidated statement of operations non-cash compensation expense associated with these options in future periods upon the implementation in January 2006 of Financial Accounting Standards Board (FASB) SFAS No. 123-R, Share Based Payment. In addition, the accelerated vesting enabled the Company to avoid certain costs associated with the implementation of SFAS 123R. As a result of the acceleration, based on a Black-Scholes calculation, the Company expected to avoid recognition of up to approximately $2.9 million of compensation expense over the course of the original vesting periods. Although acceleration did not result in any compensation expense for the fourth quarter of 2005 in the statement of operations, it did result in an additional expense of $0.2 million under the fair value method which is included in the pro forma net loss attributable to common shares.

2006 Stock Option Exchange Program

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Warrants

Silicon Valley Bank

In connection with the March 2004 amendment of the Company’s line of credit facility with Silicon Valley Bank, the Company agreed to issue warrants to purchase up to 100,000 shares of its common stock to the Bank. These warrants were fully exercisable upon grant, had an exercise price of $2.07 per share and have an expiration date in March 2011. The warrants were valued using the Black-Scholes option pricing model, assuming volatility of 146%, a risk-free interest rate of 3% and a seven-year term. In connection with the issuance of this warrant, the Company recorded a charge of $0.2 million to interest expense during the first quarter of 2004. This warrant expires in March 2011 and as of December 31, 2006, these warrants remain unexercised.

Equity Office Management LLC

In November 2003, the Company entered into an agreement with one of its landlords, Equity Office Management LLC, pursuant to which the lease covering the Company’s Santa Monica facility was restructured.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the agreement, Equity Office Management LLC agreed to early terminate the Company’s lease obligation in exchange for $0.4 million in cash and warrants to purchase 25,000 shares of Common Stock. The warrants were fully vested upon issuance and are exercisable over a five year period beginning on December 1, 2003, at a price of $2.49 per share. Using the Black-Scholes option pricing model and assuming a term of five years and expected volatility of 138%, the fair value of the warrants on the effective date of the agreement approximated $48,000, which was recorded in restructuring and other expenses in the fourth quarter of 2003. These warrants expire on November 30, 2008 and as of December 31, 2006, these warrants remain unexercised.

Telco

In January 2000, docSpace entered into an agreement with a major telecommunications company (Telco) pursuant to which docSpace would provide secure messaging services to the Telco’s customers. As part of the agreement, Telco agreed to provide marketing, publicity, and promotional services to docSpace. As a result of the completion of the Company’s acquisition of docSpace, the Company assumed warrants that allowed Telco to purchase up to a maximum of 87,280 shares of the Company’s Common Stock upon attainment of each of three milestones. Subsequent to the acquisition, the Company entered into discussions with Telco to modify their relationship. Accordingly, the vesting provisions of the proposed agreement were modified to reflect the requirements of the new relationship. As of December 31, 2006, none of the vesting milestones of the original agreement had been attained and none of the milestones are considered probable. Accordingly no deferred expense associated with the warrants has been recognized. The Company expects that future changes in the trading price of the Company’s Common Stock at the end of each quarter, and at the time certain milestones are achieved, may cause substantial changes in the ultimate amount of the related stock-based charges. This warrant expires on March 9, 2007 and as of December 31, 2006, these warrants remain unexercised.

Litigation Settlement

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

Stock-Based Compensation

Accounting for stock-based compensation

The Company adopted SFAS No. 123R (revised in 2004), Share-based payment , on January 1, 2006. SFAS 123R requires the measurement and recognition of compensation expense, using a fair-value based method, for all share-based awards made to the Company’s employees and directors, including grants of stock options, restricted stock and other stock-based plans. The Company recognizes the stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.

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

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment , which provided guidance on the adoption of SFAS 123R as it relates to certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The adoption of SFAS 123R did not have any impact upon the Company’s income tax expense or cash flows.

Valuation of stock options granted

The Company utilized the Black-Scholes valuation model to estimate the fair value of stock options granted and stock-based compensation expense recognized for the year ended December 31, 2006, and as presented in the pro-forma disclosure below for 2004 and 2005, as required under SFAS 123. The Company used the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	3.7-4.8%	3.7-4.4%	2.4-3.5%
Expected lives (in years)	4-6.25	6.0	6.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	122.0-137.0%	121.8-142.0%	119.6-138.5%

The risk-free interest rate was derived from the U.S. treasury zero-coupon rate in effect at the end of the quarter in which the stock option was granted, utilizing the yield offered by an instrument with a maturity approximating the expected life of the option. The expected life assumption for 2006 option grants utilizes the “simplified method” provided under SAB 107, which allows companies with traditional service-based option grants to use an expected life assumption equal to the midpoint between the vesting period and contractual term of the options. The 2005 expected life assumption was based upon the weighted average period the stock options were expected to remain outstanding for stock options granted during the period. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected volatility assumption is based upon the historical volatility of the Company’s common stock.

The weighted average fair value of options granted were $0.17, $0.68 and $1.20 during 2006, 2005 and 2004, respectively.

The Company calculated the fair value of the activity under the Employee Stock Purchase Plan for 2005 and 2004 in the pro-forma disclosure presented below using the Black-Scholes option pricing model, as prescribed by SFAS 123, using the following assumptions:

	Year Ended December 31,
	2005	2004
Risk-free interest rate	3.7-4.4%	2.3-2.6%
Expected lives (in years)	1.0	1.2
Dividend yield	0.0%	0.0%
% Expected volatility	109.0-132.9%	132.9-139.8%

The aggregate fair value of ESPP purchase rights granted in 2005 and 2004 was approximately $6,000 and $1.0 million, respectively, which equates to a per share purchase right of $0.21 and $1.77, respectively, during 2005 and 2004.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Expense

As a result of the consummation of the Company’s stock option exchange program on June 28, 2006, in accordance with SFAS 123R, compensation cost associated with the incremental fair value of these option awards was calculated at approximately $358,000 using the Black-Scholes valuation model. To this total was added the remaining unamortized fair value of any exchanged options originally granted in 2006 of $28,000, to arrive at a total fair value of $386,000 to be amortized to expense over the vesting period of these newly exchanged options. Of this amount, $218,000 has been recognized as compensation expense within the Company’s Consolidated Statement of Operations for the year ended December 31, 2006, associated with the vesting of these option awards. The remaining fair value of these option awards of $154,000, net of estimated forfeitures, will be recognized as expense on a straight-line basis over the remaining weighted average vesting period of 1.6 years.

Also under the provisions of SFAS 123R, the Company recognized in its consolidated statement of operations 2006 stock-based compensation associated with non-exchange program related 2006 stock option grants of $30,000. Because the Company accelerated the vesting of all outstanding options held by employees as of December 27, 2005, there was no remaining unamortized expense associated with any stock option awards as of the date of the Company’s adoption of SFAS 123R. The Company also recognized compensation expense associated with the vesting of restricted stock and restricted stock units in the amount of $0.4 million, $1.1 million and $0.9 million in the years ended December 31, 2006, 2005 and 2004, respectively.

During 2006, 2005 and 2004, the Company incurred stock-based charges of approximately zero, $25,000 and $1.0 million, respectively, in connection with certain severance agreements for terminated employees and non-employee contractor arrangements. These charges were included in operating expenses based on the functions of the related employees and contractors.

The following stock-based compensation amounts, as reported in the Company’s Consolidated Statement of Operations for 2006, 2005 and 2004, are further detailed on a product or functional basis as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Stock-based expense reported in cost of net revenues:
Hosted messaging	$10	$52	$28
Professional services	54	123	47
Maintenance and support	15	18	1

Total stock-based expense reported in cost of net revenues	79	193	76

Stock-based expense reported in operating expenses:
Sales and marketing	62	87	48
Research and development	72	149	37
General and administrative	442	668	1,754

Total stock-based expense reported in operating expenses	576	904	1,839

Total stock-based expenses	$655	$1,097	$1,915

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the twelve months ended December 31, 2006 was calculated based upon awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of the portion of the stock awards that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods. Including the unvested portion of the fair value of the June 28, 2006 option exchange, total stock-based compensation of stock options granted but not yet vested, as of December 31, 2006, was approximately $0.2 million, which is expected to be recognized as expense over the future weighted average vesting period of 2.0 years.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

Prior to January 1, 2006, the Company followed the intrinsic value method for stock-based awards to employees and directors in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees , as allowed under SFAS No. 123, Accounting for Stock-based Compensation . Under the intrinsic value method, stock-based compensation expense was recognized in the Company’s Condensed Consolidated Statement of Operations for the fair value of restricted stock granted prior to January 1, 2006. However, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations for any period prior to the Company’s adoption of SFAS 123R on January 1, 2006, for stock options granted to employees and directors, when the exercise price of the stock options granted equaled the fair market value of the underlying stock at the date of grant.

SFAS 123R requires the Company to present pro forms information for the comparative periods prior to the adoption as if it had accounted for all of its stock options under the fair value method of SFAS 123. Had compensation cost been recognized based on the fair value at the date of grant for options granted and activities under the Company’s Employee Stock Purchase Plan (ESPP), the pro forma amounts of the Company’s net loss and net loss per share would have been as follows:

	2005	2004
Net loss attributable to common shares—as reported	$(32,382)	$(66,562)
Add:
Stock-based employee compensation expense included in reported net loss attributable to common shares,	1,097	1,915
Deduct:
Total stock-based employee compensation expense determined under a fair value based method for all grants	(6,872)	(8,571)

Net loss attributable to common shares—pro forma	$(38,157)	$(73,218)

Basic and diluted net loss per share attributable to common shares—as reported	$(1.01)	$(3.15)

Basic and diluted net loss per share attributable to common shares—pro forma	$(1.19)	$(3.47)

Note 13—Defined Contribution Plan

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

In certain of the European countries where Critical Path has subsidiaries, the Company makes contributions to pension funds for their employees. During 2006, 2005 and 2004, the Company made contributions totaling $0.6 million, $0.4 million and $0.6 million, respectively.

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Net Loss Per Share Attributed to Common Shares

Net loss per share is calculated as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Net loss attributable to common shareholders
Net loss	$(10,966)	$(13,652)	$(51,997)
Accretion on redeemable preferred stock	(14,117)	(18,730)	(14,565)

Net loss attributable to common shareholders	$(25,083)	$(32,382)	$(66,562)

Weighted average shares outstanding
Weighted average shares outstanding	36,174	31,933	21,363
Weighted average shares subject to repurchase agreements	—	—	(240)
Weighted average shares held in escrow related to acquisitions	—	—	—

Shares used in the computation of basic and diluted net loss attributable to common shareholders	36,174	31,933	21,123

Basic and diluted net loss per share attributable to common shareholders	$(0.69)	$(1.01)	$(3.15)

At December 31, 2006, 2005 and 2004, there were 114,672,033, 113,028,439 and 125,371,459, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive. The weighted average exercise prices of the potential common shares excluded from the determination of diluted net loss per share at December 31, 2006, 2005 and 2004 were $2.86, $3.93 and $4.01, respectively.

Note 15—Product and Geographic Information

Revenue information on a product basis is as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Net revenues
Software license
Messaging server and identity management solutions	$4,225	$10,928	$13,128
Memova anti-abuse	3,651	1,899	96
Memova mobile	385	251	—
Third-party and other software	4,615	6,000	6,102

Total software license	12,876	19,078	19,326
Service
Hosted messaging	4,775	15,198	17,842
Professional services	10,539	12,759	12,829
Maintenance and support	18,240	19,797	21,075

Total service	33,554	47,754	51,746

	$46,430	$66,832	$71,072

CRITICAL PATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding revenues and long-lived assets attributable to the Company’s primary geographic regions are as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
United States	$10,610	$17,629	$21,117
Europe	34,854	46,801	46,795
Latin America	267	1,151	1,529
Asia Pacific	699	1,251	1,631

	$46,430	$66,832	$71,072

	December 31,
	2006	2005
	(in thousands)
Long-Lived Assets:
United States	$1,282	$1,200
Other (a)	1,330	1,425

	$2,612	$2,625

(a)	Included at December 31, 2006, are long-lived assets in both Canada and Ireland that account for 11% and 33%, respectively, of the Company’s total long-lived assets and included at December 31, 2005, are long-lived assets in both Canada and Ireland that account for 23% and 17%, respectively, of the Company’s total long-lived assets.

The long-lived assets in the table above represent the Company’s total property and equipment presented on a geographic basis at each period end. For each of the periods presented, the Company did not have any other long-lived assets to present on a geographic basis. Goodwill is excluded from this analysis.

During 2006, 2005 and 2004, the Company did not have any customers that accounted for more than 10% of its revenues.

Note 16—Subsequent Events

In December 2004, the Company entered into a Note and Warrant Purchase Agreement pursuant to which the Company issued an aggregate of $18.0 million principal amount of unsecured promissory notes bearing interest at a rate of 13.9% per year (the 13.9% Notes). On March 5, 2007, the Company entered into an Amendment to Notes (the 13.9% Notes Amendment) with the holders of the 13.9% Notes whereby the Company agreed with the holders of the 13.9% Notes to extend the maturity date of all of the 13.9% Notes from December 30, 2007 to June 30, 2008. A copy of the 13.9% Notes Amendment was filed with the United States Securities and Exchange Commission in a current report on Form 8-K on March 9, 2007. The remaining provisions of the 13.9% Notes remain in full force and effect unchanged. The terms of the 13.9% Notes and a form of such notes were originally disclosed in the Company’s current report on Form 8-K filed on January 3, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2007

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

Signature	Title	Date

/s/ MARK J. FERRER Mark J. Ferrer	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 13, 2007

/s/ JAMES A. CLARK James A. Clark	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 13, 2007

/s/ TOM TINSLEY Tom Tinsley	Director	April 13, 2007

Edmond Ip Tak Chuen	Director

/s/ MARIO BOBBA Mario Bobba	Director	April 13, 2007

/s/ ROSS M. DOVE Ross M. Dove	Director	April 13, 2007

/s/ FROST R.R. PRIOLEAU Frost R.R. Prioleau	Director	April 13, 2007

/s/ MICHAEL J. SHANNAHAN Michael J. Shannahan	Director	April 13, 2007

EXHIBIT INDEX

3(i).1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-111559) filed on December 24, 2003).

3(i).2	Certificate of the Powers, Designations, Preferences and Rights of the Series D Cumulative Redeemable Convertible Participating Preferred Stock dated November 6, 2001 (Incorporated by reference to Exhibit 3(i).3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3(i).3	Form of Amended and Restated Certificate of Determination of Preferences of Series D Redeemable Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed March 10, 2004).

3(i).4	Form of Certificate of Determination of Preferences of Series E Redeemable Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed March 10, 2004).

3(i).5	Certificate of Determination of Preferences of Series F Redeemable Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2004).

3(ii)	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3(ii)(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.2	Preferred Stock Rights Agreement dated as of March 19, 2001 between Registrant and ComputerShare Trust Company, Inc., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively (Incorporated by reference to Exhibit 4.5 of Registrant’s Form 8-A filed on May 7, 2001).

4.3	Amendment No. 1 to Preferred Stock Rights Agreement dated as of November 6, 2001 between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.4	Amendment No. 2 to Preferred Stock Rights Agreement dated as of November 18, 2003 between the Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.5	Amendment No. 3 to Preferred Stock Rights Agreement dated as of January 16, 2004 between Registrant and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.6	Amendment No. 4 to Preferred Stock Rights Agreement dated as of March 9, 2004 between Critical Path, Inc. and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.5 to the Registrant’s Amendment No. 2 to the Company’s Registration Statement on Form 8-A filed on March 10, 2004 (File No. 000-25331)).

4.7	Amendment No. 5 to Preferred Stock Rights Agreement dated as of June 24, 2004 between Critical Path, Inc. and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.6 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A (File No. 000-25331)).

4.8	Amendment No. 6 to Preferred Stock Rights Agreement dated as of December 29, 2004, between the Company and Computershare Trust Company, Inc. (Incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed January 3, 2004).

4.9	Amendment No. 7 to Preferred Stock Rights Agreement dated as of February 10, 2005 between the Company and Computershare Trust Company, Inc. (Incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed February 24, 2005).

4.10	Warrant to Purchase Common Stock dated March 29, 2001 issued by the Registrant to Vectis Group LLC (Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.11	Warrant to Purchase Common Stock dated January 29, 1999 issued by the Registrant to America Online, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-71499)).

4.12	Warrant to Purchase up to 25,000 Shares of Common Stock dated as of December 29, 1999 by and between Ecker Folsom Properties, LLC (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.13	Warrant to Purchase up to 834,000 Shares of Common Stock dated as of June 2000 by and between Worldsport Networks Europe Ltd. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.14	Stock and Warrant Purchase and Exchange Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, LP, GAP Coinvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.15	Escrow Agreement dated as of November 8, 2001 by and among Registrant and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.16	Amended and Restated Stockholders Agreement, dated November 26, 2003, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAP-W, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Vectis CP Holdings, LLC (Incorporated by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	Third Amended and Restated Registration Rights Agreement, dated March 9, 2004, among Registrant, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited, Vectis CP Holdings, LLC, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P., Guggenheim Portfolio Company XIII, Passport Master Fund, L.P., Crosslink Crossover Fund IV, L.P., Sagamore Hill Hub Fund, Ltd., Criterion Capital Partners, Ltd., Criterion Capital Partners, Institutional, Criterion Capital Partners, L.P. and Capital Ventures International (Incorporated by reference to Exhibit 4.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.18	Note Amendment Agreement dated March 12, 2004, by and among Registrant, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (Incorporated by reference to Exhibit 4.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.19	Warrant to Purchase up to 100,000 Shares of Common Stock dated March 12, 2004 issued by the Registrant to Silicon Valley Bank (Incorporated by reference to Exhibit 4.47 to the Registrant’s Annual Report on Form 10-Q for the year ended March 30, 2004).

4.20	Form of Warrant to Purchase up to 100,000 shares of Common Stock, by and between Max Limited and the Registrant (Incorporated by reference to Exhibit 4.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.21	Form of Note dated as of December 30, 2004 (Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on January 3, 2005).

4.22	Amendment to Notes dated as of March 5, 2007 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

4.23	Form of Warrant to Purchase Series F Redeemable Convertible Preferred Stock of the Company dated December 30, 2004 (Incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on January 3, 2005).

10.1	Hills Plaza I Office Lease dated as of November 16, 2001 by and between Registrant and SRI Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2	First Amendment to Lease dated November 17, 2003 by and between the Registrant and SRI Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.3	Second Amendment to Lease dated May 5, 2005 by and between the Registrant and PPF Off 345 Spear Street, LP (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.4	Asset Purchase Agreement dated as of December 14, 2005 by and between the Registrant and Tucows.com Co. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2005).

10.5#	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).

10.6#	Amended and Restated 1998 Stock Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).

10.7#	1999 Stock Option Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed on September 22, 1999 (File No. 333-87553)).

10.8#	Critical Path, Inc. Amended and Restated 1998 Stock Plan Notice of Restricted Stock Award (Incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.9#	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.10#	Employment Agreement dated February 4, 2004 by and between the Registrant and James Clark (Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11#	Employment Agreement, dated June 11, 2001 by and between the Registrant and Michael Zukerman (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12#	Amendment to Employment Agreement, dated December 20, 2002, by and between the Registrant and Michael Zukerman (Incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.13#	Change of Control Severance Agreement, dated as of May 29, 2003, by and between the Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.14#	Waiver Agreement made and entered into as of December 23, 2003, by and between Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.15#	Amendment to Employment Agreement, dated December 23, 2003, by and between the Registrant and Michael J. Zukerman (Incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.16	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of April 15, 2004 by and between Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.17#	Nonstatutory Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.18#	Incentive Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.71 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.19#	Restricted Stock Agreement by and between the Registrant and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.20#	Nonstatutory Stock Option Agreement by and between the Registrant and Mark Ferrer for grant effective August 16, 2004 (Incorporated by reference to Exhibit 10.73 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21#	Restricted Stock Agreement by and between the Registrant and Mark Ferrer for grant effective August 16, 2004 (Incorporated by reference to Exhibit 10.74 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22#	Employment Agreement dated as of March 29, 2004 by and between Registrant and Mark Ferrer. (Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003).

10.23	Note and Warrant Purchase Agreement dated as of December 29, 2004, between the Company and the Investors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2005).

10.24#	Employment Agreement dated as of May 17, 2004 by and between Registrant and Mark Palomba (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.26#	Employment Agreement dated as of January 19, 2000 by and between Registrant and Barry Twohig (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.27#	Employment Agreement dated as of February 23, 2007 by and between Critical Path B.V. and Barry Twohig.

10.28#	Employment Agreement dated as of March 21, 2000 by and between Registrant and Donald Dew (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement.
*	The material contained in Exhibits 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Critical Path under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.