Form 10-Q
period 2007-03-31
CRITICAL PATH INC
filed 2007-05-15
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2007

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

As of April 1, 2007, the Company had outstanding 37,197,646 shares of common stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts; unaudited)

	March 31, 2007	December 31, 2006 (a)
ASSETS
Current assets
Cash and cash equivalents	$12,189	$14,542
Accounts receivable, net	16,060	10,283
Prepaid and other current assets	1,994	2,427

Total current assets	30,243	27,252
Property and equipment, net	2,622	2,612
Goodwill	7,510	7,460
Restricted cash	212	212
Other assets	314	467

Total assets	$40,901	$38,003

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$3,900	$3,995
Accrued compensation and benefits	3,870	3,796
Income and other tax liabilities	1,121	4,079
Other accrued liabilities	9,301	8,962
Deferred revenue	10,404	6,848
Capital lease and other obligations, current	13	24

Total current liabilities	28,609	27,704
Deferred revenue, long-term	183	229
Notes payable, long-term	23,436	22,396
Income and other tax liabilities, long-term	3,764	—
Embedded derivative liability	500	612

Total liabilities	56,492	50,941

Redeemable preferred stock	138,055	134,406

Commitments and contingencies (see Note 5)

Shareholders’ deficit
Common stock and additional paid-in-capital, par value $0.001; shares authorized: 200,000; shares issued and outstanding 37,198 and 37,228, respectively	2,177,480	2,181,099
Accumulated deficit	(2,329,040)	(2,326,055)
Accumulated other comprehensive loss	(2,086)	(2,388)

Total shareholders’ deficit	(153,646)	(147,344)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$40,901	$38,003

(a)	The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2007	2006
Net revenues
Software licensing	$4,181	$2,928
Hosted services	1,507	1,222
Professional services	2,082	2,575
Maintenance and support	4,454	4,289

Total net revenues	12,224	11,014

Cost of net revenues
Software licensing	1,546	1,306
Hosted services	767	777
Professional services	2,017	1,976
Maintenance and support	1,369	1,294

Total cost of net revenues	5,699	5,353

Gross profit	6,525	5,661

Operating expenses
Selling and marketing	3,153	3,490
Research and development	2,232	2,320
General and administrative	3,217	3,269
Restructuring expenses	48	915
Gain on sale of assets	(127)	(1,971)

Total operating expenses	8,523	8,023

Operating loss	(1,998)	(2,362)
Other expense, net	(109)	(459)
Interest income (expense), net	(1,022)	(853)

Loss before provision for income taxes	(3,129)	(3,674)
Benefit from (provision for) income taxes	144	(268)

Net loss	(2,985)	(3,942)
Dividends and accretion on redeemable preferred stock	(3,649)	(3,461)

Net loss attributable to common shareholders	$(6,634)	$(7,403)

Basic and diluted net loss per share attributable to common shareholders	$(0.18)	$(0.21)

Weighted average shares - basic and diluted	36,696	35,928

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,985)	$(3,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for allowance for doubtful accounts	39	125
Depreciation	441	489
Stock-based expense	30	144
Gain on sale of certain Hosted Assets	(127)	(1,971)
Amortization of debt issuance costs	33	224
Loss on disposal of property and equipment	—	53
Change in fair value of embedded derivative liabilities	(112)	120
Accrued interest and accretion notes payable	1,040	699
Changes in assets and liabilities:
Accounts receivable	(5,816)	(4,564)
Prepaid expenses and other assets	553	(159)
Accounts payable	(95)	(11)
Accrued compensation and benefits	74	(241)
Income and other tax liabilities	806	1,134
Other accrued liabilities	339	(619)
Deferred revenue	3,510	4,439

Net cash used in operating activities	(2,270)	(4,080)

Cash flows from investing activities
Proceeds from sale of certain Hosted Assets, net of transaction costs of $1,037 for the three months ended March 31, 2006	127	4,463
Purchases of property and equipment	(451)	(278)
Restricted cash	—	66

Net cash (used in) provided by investing activities	(324)	4,251

Cash flows from financing activities
Principal payments on lease obligations	(11)	—

Net cash used in financing activities	(11)	—

Net change in cash and cash equivalents	(2,605)	171
Effect of exchange rates on cash and cash equivalents	252	190
Cash and cash equivalents, beginning of period	14,542	18,707

Cash and cash equivalents, end of period	$12,189	$19,068

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(in thousands; unaudited)

	Redeemable preferred stock		Shareholders’ deficit
	Amended Series D	Series E	Common stock and additional paid in capital	Accumulated deficit and other comprehensive loss	Total
Balance at December 31, 2006	$62,814	$71,592	$2,181,099	$(2,328,443)	$(147,344)
Accretion of dividend on redeemable preferred stock	847	1,053	(1,900)	—	(1,900)
Accretion to redemption value for redeemable preferred stock	653	1,096	(1,749)	—	(1,749)
Stock-based compensation associated with grants of stock options and restricted stock	—	—	30	—	30
Foreign currency translation adjustments	—	—	—	302	302
Net loss	—	—	—	(2,985)	(2,985)

Balance at March 31, 2007	$64,314	$73,741	$2,177,480	$(2,331,126)	$(153,646)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation, Liquidity and Capital Resources and Recent Accounting Pronouncements

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. United States generally accepted accounting principles (U.S. GAAP) requires the Company to make estimates and judgments in several areas, including those related to impairment of intangible assets, revenue recognition, recoverability of accounts receivable, the fair value of derivative financial instruments, the recording of various accruals (including accruals for restructuring charges), the useful lives of long-lived assets such as property and equipment, income taxes and potential losses from contingencies and litigation. Actual results could differ from those estimates.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation and such reclassifications did not have an effect on the prior period’s net loss attributable to common shareholders.

Liquidity and Capital Resources

The Company has focused on capital financing initiatives in order to maintain current and planned operations. The Company has operated at a loss since inception and its history of losses from operations and cash flow deficits, in combination with its cash balances, raise concerns about the Company’s ability to fund its operations. The Company’s primary sources of capital have come from both debt and equity financings that it has completed over the past several years and the sale of the Hosted Assets in January 2006. In 2003 and 2004, the Company secured additional funds through several rounds of financing that involved the sale of senior secured convertible notes all of which converted into Series E Redeemable Convertible Preferred Stock (Series E preferred stock) in 2004. In the third quarter of 2004, the Company completed a rights offering, and, in the fourth quarter of 2004, the Company secured and drew $11.0 million from an $18.0 million round of 13.9% debt financing (the 13.9% Notes) and in March 2005, the Company drew down the remaining $7.0 million. The Company is not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in June 2008, at which time all principal and interest will become due. In January 2006, the Company sold its Hosted Assets for $6.3 million, and in 2006 the Company received from amounts held in escrow $1.1 million in connection with the satisfaction of certain post-closing conditions related to the sale. Additionally, in January 2007 the Company received $0.1 million, the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied.

If the Company is unable to increase its revenues or if it is unable to reduce the amount of cash used by its operating activities during 2007 and into 2008, the Company may be required to undertake additional restructuring alternatives, sell certain operating assets or seek additional debt financing. In June 2008, the Company will be required to repay the outstanding amount of principal and interest on its 13.9% Notes. As of March 31, 2007, the outstanding principal and interest on these notes was $24.2 million. In July 2008, the Company may also be required to redeem its outstanding shares of Series D and Series E preferred stock to the extent the payment of cash to redeem shares is permitted by applicable law at that time. If no holders of the Company’s Series D and Series E preferred stock elect to convert their shares of preferred stock into common stock before the redemption date, the Company could be required to pay an aggregate of $162.5 million in July 2008 if allowed by applicable law. However, the Company’s ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness” and the Company does not believe equity financing on terms reasonably acceptable is currently available. Additionally, the Company’s common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq Global Market. Consequently, selling the Company’s common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of the Company may be limited. The Company believes its listing on the OTC Bulletin Board, or further declines in its stock price, may greatly impair its ability to raise additional capital, should it be necessary, through equity or debt financing.

The following table sets forth the Company’s net losses attributable to common shareholders and the cash used by its operating activities for the periods indicated:

	Three months ended March 31,
	2007	2006
	(in thousands)
Net loss attributable to common shareholders	$(6,634)	$(7,403)
Net cash used by operating activities	(2,270)	(4,080)

The Company’s principal sources of liquidity include its cash and cash equivalents. As of March 31, 2007, the Company had cash and cash equivalents available for operations totaling $12.2 million, of which $7.2 million was located in accounts outside the United States and which is not readily available for its domestic operations; however, the Company has developed a cash repatriation program which is intended to make access to its foreign cash more efficient. Accordingly, at March 31, 2007 the Company’s readily available cash resources in the United States were $5.0 million. Additionally, as of March 31, 2007, the Company had cash collateralized letters of credit totaling approximately $0.2 million which is recorded as restricted cash on its balance sheet and is not readily available for operations.

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

Recent Accounting Pronouncements

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (FIN 48) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in its provision for income tax expense if warranted. After the adoption of FIN 48, the Company’s tax assets and liabilities did not differ from the assets and liabilities before adoption, therefore, the Company did not record any cumulative effect adjustment as of the adoption date. In addition, consistent with the provisions of FIN 48, the Company classified $3.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on its financial position and results of operations.

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

Note 2—Goodwill

At March 31, 2007, the Company was carrying $7.5 million of goodwill assets which, in accordance with SFAS No. 142, are not amortized. The change in the balance subsequent to December 31, 2006 is due to the revaluation of goodwill balances denominated in foreign currencies.

The Company tests its goodwill assets for impairment annually or on a more frequent basis if events occur or circumstances change that would more likely than not reduce the fair value of any of the Company’s reporting units below their carrying value.

Note 3—Notes Payable

Notes payable at March 31, 2007 and December 31, 2006 consisted only of the Company’s 13.9% Notes.

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

The $18.0 million in proceeds from the financing transaction were allocated to the 13.9% Notes and warrants based upon their relative estimated fair values. The estimated fair value of the warrants has been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability is being carried on the Company’s balance sheet at its fair value of $40,000 at March 31, 2007.

The 13.9% Notes are carried on the balance sheet as long-term “Notes payable” as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Proceeds from the issuance of the 13.9% Notes	$18,000	$18,000
Less proceeds allocated to the fair value of the Series F preferred stock warrant derivative instrument	(2,711)	(2,711)
Add accretion to redemption value	1,974	1,735
Add accrued interest	6,173	5,372

Carrying value of the 13.9% Notes	$23,436	$22,396

For the three months ended March 31, 2007 and 2006, the Company recorded accrued interest of $0.8 million and $0.7 million, respectively. These notes are carried at cost and had an approximate fair value of $13.1 million at March 31, 2007.

Note 4—Redeemable Preferred Stock

As of March 31, 2007 and December 31, 2006 redeemable preferred stock was comprised of the following (in thousands, except for amounts authorized and issued):

	Authorized	March 31, 2007			December 31, 2006
		Issued	Carrying value	Liquidity value	Issued	Carrying value	Liquidity value
Series D(a)	4,188,587	3,520,537	$64,314	$77,452	3,520,537	$62,814	$77,452
Series E	68,000,000	48,811,945	73,741	84,676	48,811,945	71,592	83,623
Series F	450,000	—	—	—	—	—	—

	72,638,587	52,332,482	$138,055	$162,128	52,332,482	$134,406	$161,075

(a)	Series D liquidation value at $22 per share. See Series D Cumulative Redeemable Convertible Preferred Stock below.

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

A portion of the proceeds received for the Series D preferred stock was allocated to the warrants issued to General Atlantic and the preferred stock, based upon their relative fair market values. As a result of this allocation, approximately $5.3 million of the proceeds were allocated to the warrant, which was recorded as a reduction of the carrying value of the Series D preferred stock. Using the Black-Scholes option pricing model, assuming a four-year term, 200% volatility, a risk-free rate of 6.0% and no dividend yield, the fair market value of the warrants was $6.2 million. As part of the Company’s November 2003 private placement of the 10% Senior Notes, the Company agreed to seek shareholder approval to amend the warrants to reduce the exercise price per share from $4.20 to $1.50. These warrants expired unexercised in November 2006.

In July 2004, at a special meeting of shareholders, the Company’s shareholders approved proposals to amend and restate the certificate of determination of preferences of Series D preferred stock (the Amended Series D). As part of this amendment, the automatic redemption date was changed to July 2008 and the dividend accrual rate was reduced to 5 3/4%. The dividends which had accrued on the Series D preferred stock totaling approximately $12.2 million were recorded as a reduction to the carrying value of the Amended Series D. This amount was recorded as a reduction of the carrying amount of the Amended Series D and will accrete over the term of the Amended Series D. As of March 31, 2007 if the holders of Amended Series D preferred stock voluntarily opt to redeem, the conversion value of all Amended Series D preferred stock, as accreted is $68.1 million. Additionally, the Amended Series D preferred stock contains a liquidation preference of $22 per share.

The following table sets forth the carrying value and liquidation values of the Amended Series D preferred stock (in thousands):

Beginning balance Series D preferred stock at December 31, 2006	$62,814
Add accrued dividends	847
Add amortization and accretion	653

Ending balance Series D preferred stock at March 31, 2007	64,314

Liquidation value of Series D preferred stock at March 31, 2007	$77,452

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

Beginning balance Series E preferred stock at December 31, 2006	$71,592
Add accrued dividends	1,053
Add amortization and accretion	1,096

Ending balance Series E preferred stock at March 31, 2007	$73,741

Liquidation value of Series E preferred stock at March 31, 2007	$84,676

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

At March 31, 2007, no shares of Series F preferred stock have been exercised or were outstanding. Warrants to purchase 0.4 million shares of Series F preferred stock were issued and outstanding as of March 31, 2007 in connection with the issuance of the 13.9% Notes.

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

Dividends and Accretion on Redeemable Preferred Stock

Dividends and accretion on redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of the Company’s outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock. The following table sets forth the dividends and accretion on redeemable preferred stock for the periods indicated:

	Three months ended March 31,
	2007	2006
	(in thousands)
Accrued dividends	$1,900	$1,900
Accretion to the redemption value and of the beneficial conversion feature	1,749	1,561

	$3,649	$3,461

Note 5—Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2014. Rent expense during the three months ended March 31, 2007 and 2006, totaled $0.5 million, and $0.7 million, respectively. Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Capital leases	Operating leases
	(in thousands)
Year ending December 31,
2007	$3	$1,870
2008	—	2,044
2009	—	1,125
2010	—	1,064
2011	—	1,062
Thereafter	—	1,594

Total minimum lease payments	3	$8,759

Less amount representing interest	(1)

Present value of capital lease obligations	$2

Other Contractual Obligations

The Company entered into other contractual obligations which total $4.2 million at March 31, 2007. These obligations are primarily associated with the future purchase of equipment and software, the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for the Company’s hosted operations. These obligations are expected to be completed over the next 2 years, including $2.7 million in 2007.

San Francisco offices

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

Action in the Superior Court of San Diego. In April 2006, the Company was added as a named defendant in a lawsuit previously filed by a former shareholder of Extricity, Inc. against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including the Company and various other unnamed defendants. In February 2007, the plaintiff filed a third amended complaint, which for the first time contains certain allegations and claims raised against the Company. The complaint alleges that certain of the named defendants including the Company, as Peregrine’s customers, engaged in fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with U.S. GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Extricity’s merger with Peregrine. The Company believes the allegations continue to be without merit. The Company has filed a demurrer to all claims and intends to defend itself vigorously. The Company has not recorded a liability against this claim as of March 31, 2007.

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

A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The district court took the matter under submission and has not yet ruled. Meanwhile the consolidated case against the underwriters has proceeded. On October 13, 2004, the district court certified a class in the underwriters’ proceeding. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. The Second Circuit’s holding, while directly affecting only the underwriters, raises some doubt as to whether the proposed issuer settlement will be approved in its present form. On January 5, 2007, plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. The district court set a further status conference for May 30, 2007. The Company has not recorded a liability against this claim as of March 31, 2007.

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

Note 6—Geographic Information

Information regarding revenues attributable to the Company’s primary geographic regions is as follows:

	Three months ended March 31,
	2007	2006
	(in thousands)
Net revenues
United States	$2,611	$2,490
Europe	9,180	8,322
Latin America	225	74
Asia Pacific	208	128

	$12,224	$11,014

During each of the three months ended March 31, 2007 and 2006, the Company did not have any customers that accounted for more than 10% of its revenues. The following table sets forth the customers that accounted for more than 10% of the Company’s accounts receivable at March 31, 2007 and 2006.

	March 31,
	2007	2006
As a percent of net accounts receivable
Customer A	15.0%	0.0%
Customer B	14.5%	12.8%
Customer C	14.0%	6.9%

Information regarding long-lived assets attributable to the Company’s primary geographic regions is as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Long-lived assets
United States	$1,203	$1,282
Other (a)	1,419	1,330

	$2,622	$2,612

(a)	Included at March 31, 2007, are long-lived assets in both Canada and Ireland that account for 9% and 40%, respectively, of the Company’s total long-lived assets and included at December 31, 2006, are long-lived assets in both Canada and Ireland that account for 11% and 33%, respectively, of the Company’s total long-lived assets.

The long-lived assets in the table above represent the Company’s total property and equipment presented on a geographic basis at each period end. For each of the periods presented, the Company did not have any other material long-lived assets to present on a geographic basis. Goodwill is excluded from this analysis.

Note 7 — Stock-Based Compensation

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

Valuation of stock options granted

The Company utilized the Black-Scholes valuation model to estimate the fair value of stock options granted and stock-based compensation expense recognized in the first quarter of 2007 and 2006. The Company used the following weighted-average assumptions:

	Three months ended March 31,
	2007	2006
Risk free interest rate	4.5%	4.8%
Expected lives (in years)	4.75	6.25
Dividend yield	0.0%	0.0%
Expected volatility	123%	137%

The risk-free interest rate was derived from the U.S. treasury zero-coupon rate in effect at the end of the quarter in which the stock option was granted, utilizing the yield offered by an instrument with a maturity approximating the expected life of the option. The expected life assumptions utilize the “simplified method” provided under SAB 107, which allows companies with traditional service-based option grants to use an expected life assumption equal to the midpoint between the vesting period and contractual term of the options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The expected volatility assumption is based upon the historical volatility of our common stock.

Stock-based compensation expense

The following table details stock-based compensation expense, related to the Company’s stock-based awards, on a functional basis as reported in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Stock-based compensation expense reported in cost of net revenues:
Hosted services	$—	$5
Professional services	3	11
Maintenance and support	2	1

Total stock-based compensation expense reported in cost of net revenues	5	17

Stock-based compensation expense reported in operating expenses:
Sales and marketing	2	10
Research and development	6	11
General and administrative	17	106

Total stock-based compensation expense reported in operating expenses	25	127

Total stock-based compensation expenses	$30	$144

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2007 and 2006 was calculated based upon awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

The value of the portion of the stock award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods. Including the unvested portion of the fair value of the June 2006 option exchange, total stock-based compensation of stock options granted but not yet vested, as of March 31, 2007, was approximately $155,000, which is expected to be recognized as expense over the future weighted average vesting period of 1.4 years.

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

Stock options granted generally expire seven years from the date of grant and vest over four years. The Company has no stock option awards with market or performance conditions.

The following table summarizes activity under all stock option plans for the three month period ended March 31, 2007 (in thousands, except for per share amounts):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2006	17,782	9,125	$1.96
Additional shares authorized	4,000	—
Options granted	(23)	23	0.13
Options exercised	—	—	—
Options forfeited	311	(311)	0.27

Balance at March 31, 2007	22,070	8,837	$2.02

Exercisable, March 31, 2007		6,410	$2.70

Based on the assumptions utilized in the Black-Scholes valuation model as discussed above, the weighted-average fair value of options granted under the stock option plans for the three months ended March 31, 2007 and 2006 was approximately $0.04 and $0.21, respectively.

The Company issues new shares of common stock upon exercise of stock options. During the three months ended March 31, 2007 and 2006, zero and 921 stock options were exercised, respectively. The stock options exercised during the three months ended March 31, 2006, had an insignificant aggregate intrinsic value. The aggregate intrinsic value represents the difference between the option exercise price and the closing stock price on the date of exercise for each option exercised during the period.

The aggregate intrinsic value of stock options outstanding at March 31, 2007 and 2006 was zero and $15,000, respectively. The aggregate intrinsic value of vested stock options at March 31, 2007 and 2006 was zero and $9,000, respectively. The aggregate intrinsic value, for purposes of this calculation, represents, on a pretax basis, the difference between the Company’s closing stock price as of the end of the first quarter of 2007 and 2006, respectively, and the option exercise price, multiplied by the number of options outstanding or exercisable. Stock options with exercise prices which are greater than the closing quarter end stock price are excluded from this calculation.

The following table summarizes information about stock options outstanding at March 31, 2007 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10 - $ 0.19	153	6.98	$0.15	27	$0.16
$ 0.20 - $ 0.20	6,740	6.17	0.20	4,475	0.20
$ 0.21 - $ 0.75	276	7.10	0.49	240	0.52
$ 0.76 - $ 2.00	575	5.36	1.56	575	1.56
$ 2.01 - $ 5.00	373	5.79	3.22	373	3.22
$ 5.01 - $ 10.30	669	4.68	8.81	669	8.81
$ 10.31 - $ 300.00	51	3.29	166.00	51	166.00

	8,837	5.29	$2.02	6,410	$2.70

As of March 31, 2006, there were 11,283,000 options outstanding and 11,152,000 options exercisable.

Restricted stock and other stock-based plans

The Company has granted shares of restricted stock and restricted stock units to certain key employees and executive officers through its 1998 Plan. The Company did not issue any shares of restricted stock or restricted stock units during the three month period ended March 31, 2007.

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

The following table reflects the activity associated with shares of unvested restricted stock and restricted stock units during the three months ended March 31, 2007 (in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at December 31, 2006	546	$1.21
Granted	—	—
Vested	(92)	1.37
Forfeited	—	—

Unvested restricted shares at March 31, 2007	454	$1.19

The fair value of restricted stock and restricted stock units which vested during the three month period ended March 31, 2007 totalled approximately $10,000.

As of March 31, 2007, there was approximately $98,000 in total unrecognized compensation cost associated with the unvested shares of restricted stock and restricted stock units. The cost is expected to be recognized over the future weighted average vesting period of 1.0 year.

Note 8—Sale of Hosted Assets

On December 14, 2005, the Company entered into an Asset Purchase Agreement with Tucows.com (Tucows) for the sale of a portion of the Company’s hosted messaging assets, including a portion of its hosted messaging customer base, assembled hosted messaging workforce, and hosted messaging hardware (the Hosted Assets). On January 3, 2006, the Company completed the sale of its Hosted Assets. Under the Agreement, Tucows also acquired a software license for the Company’s Memova® product and assumed certain contractual liabilities related to the Hosted Assets. Upon completion of the sale in January 2006, Tucows paid the Company $6.3 million in cash, of which $0.8 million was allocated to deferred revenue for future maintenance and support services to be provided by the Company in connection with the Memova Messaging license provided to Tucows under the Asset Purchase Agreement. During 2006, the Company received certain contingent consideration of $1.1 million related to the sale of the Hosted Assets and during the three months ended March 31, 2007, the Company received $0.1 million, the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied, which is recorded as a gain on sale of assets in the condensed consolidated statement of operations for the three months ended March 31, 2007.

Note 9—Strategic Restructuring

The following tables summarize strategic restructuring costs incurred by the Company.

	Workforce reduction	Facility and operations consolidation and other charges	Total
	(in thousands)
Liability at December 31, 2006	$25	$46	$71
Total gross charges	—	48	48
Cash payments	—	(94)	(94)

Liability at March 31, 2007	$25	$—	$25

The Company recorded restructuring expenses for the three months ended March 31, 2007 primarily related the closure of a certain office in the United Kingdom.

Note 10—Net Loss Per Share Attributed to Common Shares

Net loss per share is calculated as follows:

	Three months ended March 31,
	2007	2006
	(in thousands)
Net loss attributable to common shareholders
Net loss	$(2,985)	$(3,942)
Accrued dividends and accretion on redeemable preferred stock	(3,649)	(3,461)

Net loss attributable to common shareholders	$(6,634)	$(7,403)

Weighted average shares outstanding
Weighted average shares outstanding	37,242	37,526
Weighted average shares subject to repurchase agreements	(546)	(1,353)
Weighted average shares held in escrow related to acquisitions	—	(41)

Shares used in the computation of basic and diluted net loss attributable to common shareholders	36,696	35,928

Basic and diluted net loss per share attributable to common shareholders	$(0.18)	$(0.21)

At March 31, 2007 and 2006, there were 115.3 million and 113.8 million, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive. The weighted average exercise prices of the potential common shares excluded from the determination of diluted net loss per share at March 31, 2007 and 2006 were $2.74 and $3.79, respectively.

Note 11—Comprehensive Loss

The following table sets forth the Company’s comprehensive loss for the periods indicated:

	Three months ended March 31,
	2007	2006
	(in thousands)
Net loss attributable to common shareholders	$(6,634)	$(7,403)
Foreign currency translation adjustments	302	399

Comprehensive loss	$(6,332)	$(7,004)

There were no tax effects allocated to any components of other comprehensive loss during the three months ended March 31, 2007 and 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following disclosure contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” “proposed,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our ability to operate in the future, our ability to obtain funding, the adequacy of funds to meet anticipated operating needs, our future strategic, operational and financial plans, possible financing, strategic or business combination transactions, anticipated or projected revenues for our overall business or specific parts of our business, expenses and operational growth, markets and potential customers for our products and services, the continued seasonality of our business, development and timing of release of new and upgraded products and service offerings, plans related to sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, our litigation strategy, use of future earnings, the features, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense management, the effect of the repayment of debt and our ability to improve our internal control over financial reporting. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, failure to meet sales and revenue forecasts, our management of expenses and restructuring activities, failure to obtain additional financing or to restructure our currently outstanding debt and preferred stock, on favorable terms or at all, the effect of the conversion of our preferred stock, the liquidation preference of our preferred stock, the accrual of dividends for our preferred stock, risks associated with our internal controls over financial reporting and our ability to address any material weaknesses in our internal controls over financial reporting, difficulties of forecasting future results due to our evolving business strategy, the emerging nature of the market for our products and services, turnover within and integration of senior management, board of directors, members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, general economic conditions in markets in which we do business, risks associated with our international operations, inability to predict future trading prices of our common stock which have fluctuated significantly in the past, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Overview

We deliver software and services that enable the rapid deployment of highly scalable value-added solutions for messaging and identity management. Our messaging and identity management solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs and they provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. Our identity management solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates, and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, suppliers, and customers.

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

We generate revenues from four primary sources:

Software license sales. Our Memova® Messaging applications are primarily sold as a perpetual license on a per-user basis, one for each person who might access the capabilities provided by the software. Revenue from our Memova ® Anti-Abuse (anti-spam and anti-virus) application is generally recognized over a term of twelve months. Our Memova ® Mobile applications, a newly released set of solutions, have recently been sold primarily as a perpetual license on a per-user basis, however, we also intend to license the Memova Mobile application on a subscription type basis. Our identity management software is usually sold as a perpetual license, on a per user basis, according to the number of data elements and different business systems being managed. We believe that revenue from our Memova applications, for example the Memova Mobile application that we launched in the first quarter of 2005, is an important source of future revenues and we have made significant investments in the development and enhancements of such applications; however, revenues from Memova Mobile have to date, been immaterial.

Hosted services. Our hosted service is comprised of our usenet newgroup hosting service which we call Supernews.

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

Restructuring Initiatives

We have operated at a loss since our inception and as of March 31, 2007, we had an accumulated deficit of approximately $2.3 billion, which includes a $1.3 billion charge for impairment of goodwill and other long-lived assets that we recorded in fiscal year 2000. We have undertaken numerous restructuring initiatives in an effort to align our operating structure not only to the business and economic environments through which we have operated but also in response to our changing business in an effort to generate net income. Our restructuring activities in 2006 and 2005 were as follows:

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

Liquidity and Capital Resources

We have focused on capital financing initiatives in order to maintain current and planned operations. We have operated at a loss since inception and our history of losses from operations and cash flow deficits, in combination with our cash balances, raise concerns about our ability to fund our operations. Our primary sources of capital have come from both debt and equity financings that we have completed over the past several years and the sale of the Hosted Assets in January 2006. In 2003 and 2004, we secured additional funds through several rounds of financing that involved the sale of senior secured convertible notes all of which converted into Series E preferred stock in 2004. In the third quarter of 2004, we completed a rights offering, and, in the fourth quarter of 2004, we secured and drew $11.0 million from an $18.0 million round of 13.9% debt financing and in March 2005, we drew down the remaining $7.0 million. We are not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in June 2008, at which time all principal and interest will become due. In January 2006, we sold our Hosted Assets for $6.3 million, and in 2006 we received from amounts held in escrow $1.1 million in connection with the satisfaction of certain post-closing conditions related to the sale. Additionally, in January 2007 we received $0.1 million, the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied.

If we are unable to increase our revenues or if we are unable to reduce the amount of cash used by our operating activities during 2007 and into 2008, we may be required to undertake additional restructuring alternatives, sell certain operating assets or seek additional debt financing. In June 2008, we will be required to repay the outstanding amount of principal and interest on our 13.9% Notes. As of March 31, 2007, the outstanding principal and interest on these notes was $24.2 million. In July 2008, we may also be required to redeem our outstanding shares of our Series D and Series E preferred stock to the extent the payment of cash to redeem shares is permitted by applicable law at that time. If no holders of our Series D and Series E preferred stock elect to convert their shares of preferred stock into common stock before the redemption date, we could be required to pay an aggregate of $162.5 million in July 2008 if allowed by applicable law. However, our ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness” and we do not believe equity financing on terms reasonably acceptable to us is currently available. Additionally, our common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq Global Market. Consequently, selling our common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be limited. We believe our listing on the OTC Bulletin Board, or further declines in our stock price, may greatly impair our ability to raise additional capital, should it be necessary, through equity or debt financing.

Ability to incur additional indebtedness

Subject to limited exceptions, we must seek the consent of our preferred shareholders and debt holders in order to incur any additional indebtedness.

The following table sets forth our net losses attributable to common shareholders and the cash used by our operating activities for the periods indicated:

	Three months ended March 31,		Change
	2007	2006	$	%
	(in thousands)
Net loss attributable to common shareholders	$(6,634)	$(7,403)	$769	-10%
Net cash used by operating activities	(2,270)	(4,080)	1,810	-44%

Our principal sources of liquidity include our cash and cash equivalents. As of March 31, 2007, we had cash and cash equivalents available for operations totaling $12.2 million, of which $7.2 million was located in accounts outside the United States and which is not readily available for our domestic operations however, we have developed a cash repatriation program which is intended to make access to our foreign cash more efficient. Accordingly, at March 31, 2007 our readily available cash resources in the United States were $5.0 million. Additionally, as of March 31, 2007, we had cash collateralized letters of credit totaling approximately $0.2 million which is recorded as restricted cash on our balance sheet and is not readily available for our operations.

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

Cash and cash equivalents

The following table sets forth our cash and cash equivalents balances as of the dates indicated:

	March 31, 2007	December 31, 2006	Change
			$	%
	(in thousands)
Cash and cash equivalents	$12,189	$14,542	$(2,353)	-16%

Total cash and cash equivalents decreased during the three months ended March 31, 2007 primarily as a result of the cash used by our operating and investing activities as set forth in the table below (in thousands):

Beginning balance at December 31, 2006	$14,542
Net cash used by operating activities	(2,270)
Net cash used by investing activities	(324)
Net cash used by financing activities	(11)

Net decrease in cash and cash equivalents	(2,605)
Effect of exchange rates on cash and cash equivalents	252

Ending balance at March 31, 2007	$12,189

Net cash used by operating activities. Our operating activities used cash during the three months ended March 31, 2007. This cash was used to support our net loss of $3.0 million which, when adjusted for non-cash items such as: depreciation and amortization of $0.5 million, a $0.1 million gain due to the decrease in the fair value of embedded derivative liabilities, amortization of stock-based expenses of $30,000 as well as the gain on the sale of the Hosted Assets of $0.1 million and accrued interest and accretion on our 13.9% Notes of $1.0 million; totaled $1.6 million. Additionally, cash was used by our operating activities in connection with a $0.6 million net change in assets and liabilities. This change is primarily due to a $5.8 million increase in accounts receivable partially offset by a $3.5 million increase in deferred revenue, a $0.8 million increase in income and other tax liabilities and a $0.6 million decrease in prepaid and other current assets.

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

	March 31, 2007	December 31, 2006	Change
			$	%
	(dollars in thousands; DSOs in days)
Accounts receivable, net	$16,060	$10,283	$5,777	56%
DSOs	118	74	44	60%

Accounts receivable balances and DSOs increased primarily due to annual support and third-party license renewals invoiced during the three months ended March 31, 2007 for which the corresponding revenue will be recognized ratably over the year, an increased proportion of revenue from a particular region whose customers typically have 90 to 120 day payment terms, as is customary in such region, and certain customers in Europe stretching their payment terms.

A number of non-cash items, such as: depreciation and amortization, stock-based expenses, deferred interest on debt and certain restructuring charges have been charged to expense and impacted our net results during the three months ended March 31, 2007 and 2006. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows. Our operating cash flows will be impacted in the future based on our operating results, our ability to collect our accounts receivable on a timely basis, and the timing of payments to our vendors for accounts payable.

Net cash used by investing activities. Our investing activities used $0.3 million of cash during the three months ended March 31, 2007 primarily as a result of purchases of equipment totaling $0.5 million used to support our remaining hosted usenet newsgroup service infrastructure and research and development efforts partially offset by $0.1 million received in connection with the sale of the Hosted Assets. We believe we will be required to continue to make investments in capital equipment during 2007 and in 2008 and we expect to fund these purchases through the use of our available cash resources. We do not believe leasing arrangements on terms we find reasonably acceptable are currently available.

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

Contractual Obligations and Commitments

The table below sets forth our significant cash obligations and commitments as of March 31, 2007.

	Total	Year ended December 31,
		2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Redeemable preferred stock (a)	162,509	—	162,509	—	—	—	—
13.9% Notes (b)	28,674	—	28,674	—	—	—	—
Operating lease obligations	8,759	1,870	2,044	1,125	1,064	1,062	1,594
Capital lease obligations	3	3	—	—	—	—	—
Other purchase obligations ( c)	4,167	2,696	1,470	—	—	—	—

	204,112	4,570	194,697	1,125	1,064	1,062	1,594

(a)	Includes dividends totaling $10.0 million (see also Note 4—Redeemable Preferred Stock in the Notes to Consolidated Financial Statements) due in July 2008.
(b)	Includes interest totaling $10.7 million due in June 2008.
(c)	Represents certain contractual obligations related to royalty obligations incurred in connection with sales of third-party software products, the future purchase of maintenance related to hardware and software products being utilized within engineering and usenet newsgroup operations, the management of data center operations and network infrastructure storage for our usenet newsgroup operations and the use of third-party developers.

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

The following table sets forth our results of operations for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,		Change
	2007	2006	$	%
	(in thousands, except per share amounts)
Net revenues
Software licensing	$4,181	$2,928	$1,253	43%
Hosted services	1,507	1,222	285	23%
Professional services	2,082	2,575	(493)	-19%
Maintenance and support	4,454	4,289	165	4%

Total net revenues	12,224	11,014	1,210	11%
Cost of net revenues
Software licensing	1,546	1,306	240	18%
Hosted services	767	777	(10)	-1%
Professional services	2,017	1,976	41	2%
Maintenance and support	1,369	1,294	75	6%

Total cost of net revenues	5,699	5,353	346	6%

Gross profit	6,525	5,661	864	15%

Operating expenses
Selling and marketing	3,153	3,490	(337)	-10%
Research and development	2,232	2,320	(88)	-4%
General and administrative	3,217	3,269	(52)	-2%
Restructuring expenses	48	915	(867)	-95%
Gain on sale of assets	(127)	(1,971)	1,844	-94%

Total operating expenses	8,523	8,023	500	6%

Operating loss	(1,998)	(2,362)	364	-15%
Other expense, net	(109)	(459)	350	-76%
Interest income (expense), net	(1,022)	(853)	(169)	20%

Loss before provision for income taxes	(3,129)	(3,674)	545	-15%
Benefit from (provision for) income taxes	144	(268)	412	-154%

Net loss	(2,985)	(3,942)	957	-24%
Dividends and accretion on redeemable preferred stock	(3,649)	(3,461)	(188)	5%

Net loss attributable to common shareholders	$(6,634)	$(7,403)	$769	-10%

Basic and diluted net loss per share attributable to common shareholders	$(0.18)	$(0.21)	$0.03	-14%

Weighted average shares - basic and diluted	36,696	35,928	768	2%

NET REVENUES

Total net revenues increased during the three months ended March 31, 2007 as compared to the same period in the prior year.

•

Software licensing. Software license revenues increased during the three months ended March 31, 2007 as compared to the same period in the prior year primarily due to an increase in the volume of licenses for our messaging and identity management software platforms (each marketed as components of Memova Messaging), as well as increased revenue from a license for Memova Mobile and increased revenue recognized from our Memova Anti-Abuse product.

•

Hosted services. Hosted services revenues increased during the three months ended March 31, 2007 as compared to the same period in the prior year primarily due one of our hosted usenet newsgroup customers that terminated their service during the three months ended March 31, 2007 and was subject to an early contract buyout.

•

Professional services. Professional services revenues decreased during the three months ended March 31, 2007 as compared to the same period in the prior year primarily as a result of fewer engagements and engagements delayed by customers in certain regions as well as a decline in the sales of previously developed professional service solutions.

•

Maintenance and support. Maintenance and support revenues increased during the three months ended March 31, 2007 as compared to the same period in the prior year primarily due to the recognition of revenue for services which were previously performed.

The following table sets forth our total revenues by region for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,				Change
	2007		2006		$	%
	(in thousands)
North America	$2,611	21%	$2,490	23%	$121	5%
Europe	9,180	75%	8,322	76%	858	10%
Latin America	225	2%	74	1%	151	204%
Asia Pacific	208	2%	128	1%	80	63%

Subtotal International	9,613	79%	8,524	77%	1,089	13%

	$12,224	100%	$11,014	100%	$1,210	11%

International revenues increased in total and as a proportion of total revenue for the three months ended March 31, 2007 as compared to the same period in the prior year primarily due to an increase in the volume of licenses for our messaging and identity management software platforms in Europe as well as increased revenue from a license for Memova Mobile in Europe and increased revenue recognized from our Memova Anti-Abuse product in Europe

COST OF NET REVENUES AND GROSS MARGIN

Cost of net revenues increased during the three months ended March 31, 2007 as compared to the same period in the prior year.

•

Software licensing. Software license cost of revenues consists primarily of royalties that we pay to third-parties for the resale of their product or related to third-party technologies incorporated in our products, Memova Mobile and Memova Anti-Abuse in particular. Software license cost of revenues increased during the three months ended March 31, 2007 as compared to the same period in the prior year primarily due to increased royalty costs associated with the third-party products we resell as well as increased royalty costs in connection with the increased revenues from Memova Mobile and Memova Anti-Abuse.

•

Hosted services. Hosted services cost of revenues consists primarily of costs incurred in the delivery and support of our news group service, including employee related costs, depreciation expenses, Internet co-location and connection fees, hardware maintenance costs as well as other direct and allocated costs. Hosted services costs remained relatively unchanged during the three months ended March 31, 2007 as compared to the same period in the prior year.

•

Professional services. Professional services cost of revenues consists primarily of employee related and third party contractor costs providing installation, migration, training services and custom engineering for our licensed solutions as well as other direct and allocated indirect costs. Professional services costs increased during the three months ended March 31, 2007 as compared to the same period in the prior year primarily due to a $0.1 million increase in commission costs as a result of over achievement of commission quotas in certain regions for the three months ended March 31, 2007.

•

Maintenance and support. Maintenance and support cost of revenues consists primarily of employee related and third party contractor costs related to the customer support functions for our licensed solutions as well as other direct and allocated indirect costs. Maintenance and support costs increased during the three months ended March 31, 2007 as compared to the same period in the prior year primarily due to increased facility and IT costs.

Our total gross margin, which is gross profit divided by total net revenue, increased to 53% during the three months ended March 31, 2007, as compared to 51% during the same period in the prior year. This increase is primarily due to a decreased proportion of revenue from the resale of third-party products, which carry a lower margin than our Memova products, as well as the increase in hosted services revenues due to the early contract buyout with no associated costs, partially offset by decreased margins from our professional services primarily as a result of the decreased revenue as discussed above.

OPERATING EXPENSES

Total operating expenses decreased during the three months ended March 31, 2007 as compared to the same period in the prior year primarily due to reduced selling and marketing costs, research and development costs, general and administrative expense, restructuring expenses partially offset by a reduced gain on sale of assets.

•

Selling and marketing. Selling and marketing expense consists primarily of employee costs, including commissions, as well as travel and entertainment, third party contractor costs, advertising, public relations, other marketing related costs as well as other direct and allocated costs. Selling and marketing expenses decreased during the three months ended March 31, 2007 as compared to the same period in the prior year primarily as a result of a $0.2 million decrease in employee related costs, a $0.2 million decrease in third-party contractor costs as well as a $0.1 million decrease in facility and IT related costs partially offset by a $0.1 million increase in commission costs as a result of increased revenues. Total selling and marketing employees decreased to an average of 35 employees for the three months ended March 31, 2007 from an average of 48 for the same period in the prior year.

•

Research and development. Research and development expense consists primarily of employee related costs, depreciation and amortization of capital equipment associated with research and development activities, facility related costs, third-party contractor costs as well as other direct and allocated costs. Research and development expenses decreased slightly during the three months ended March 31, 2007 as compared to the same period in the prior year primarily as a result of a $0.1 million decrease in each of depreciation and facility expenses partially offset by a $0.1 million increase in employee related costs. Total research and development employees increased to an average of 74 employees for the three months ended March 31, 2007 from an average of 71 for the same period in the prior year.

•

General and administrative. General and administrative expense consists primarily of employee-related costs, fees for outside professional services, insurance and other direct and allocated indirect costs. General and administrative expenses decreased slightly during the three months ended March 31, 2007 as compared to the same period in the prior year primarily as a result of a $0.4 million write-off of previously capitalized legal costs and a $0.1 million increase in facility and IT costs partially offset by a $0.1 million decrease in each of employee related costs, outside accounting fees, general insurance costs and taxes and licenses. Total general and administrative employees decreased to an average of 49 employees for the three months ended March 31, 2007 from an average of 55 for the same period in the prior year.

•

Restructuring expenses. Restructuring expenses consist primarily of employee severance costs as well as facility and operations consolidation and lease termination costs incurred primarily as a result of our restructuring actions. The following table provides additional information with respect to the types of restructuring charges included in our operating expenses for the periods indicated:

	Three months ended March 31,		Change
	2007	2006	$	%
	(in thousands)
Employee severance benefits	$—	$855	$(855)	-100%
Facility and operations consolidations	48	60	(12)	-20%

	$48	$915	$(867)	-95%

During the three months ended March 31, 2007, we recorded restructuring expense primarily related to the closure of a certain office in the United Kingdom. At March 31, 2007, we carried a remaining restructuring liability of $25,000, the majority of which is expected to be utilized by June 30, 2007.

•

Gain on the Sale of Hosted Assets. During the three months ended March 31, 2007, we recorded a gain of approximately $0.1 million associated with the sale of the Hosted Assets. The gain decreased in the three months ended March 31, 2007 as compared to the same period in the prior year because the initial sale and payment was received in the three months ended March 31, 2006 and the gain during the three months ended March 31, 2007 is the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied. See also Note 8 – Sale of Hosted Assets in the Notes to Condensed Consolidated Financial Statements.

OTHER EXPENSE, NET

Other expense, net consists primarily of gains and losses on foreign exchange transactions and changes in the fair value of the embedded derivatives in the Series D preferred stock that we issued in connection with a financing transaction in December 2001 and the Series F preferred stock warrants that we issued in connection with the 13.9% Notes financing transaction in 2004 and 2005. The following table sets forth the components of other expense, net for the periods indicated.

	Three months ended March 31,		Change
	2007	2006	$	%
	(in thousands)
Foreign exchange gain (loss)	$(221)	$(286)	$65	-23%
Gain from changes in the fair value of embedded derivative instruments	112	(120)	232	-193%
Other	—	(53)	53	-100%

	$(109)	$(459)	$350	-76%

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

In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the derivatives to their fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. The estimated fair value of the embedded derivative at March 31, 2007 was $0.5 million.

INTEREST INCOME (EXPENSE), NET

Interest income (expense), net consists primarily of interest earned on our cash and cash equivalents, interest expense and amortization of the debt discount and issuance costs related to the 13.9% Notes and interest on certain capital leases and other long-term obligations. The following table sets forth the components of interest income (expense), net for the periods indicated:

	Three months ended March 31,		Change
	2007	2006	$	%
	(in thousands)
Interest income	$76	$135	$(59)	-44%
13.9% Notes interest expense	(801)	(697)	(104)	15%
Amortization of debt discount and issuance costs	(239)	(256)	17	-7%
Line of credit facility	—	(1)	1	-100%
Capital leases and other long-term obligations	(58)	(34)	(24)	71%

	$(1,022)	$(853)	$(169)	20%

Interest income (expense), net, increased primarily due to the increased interest expense related to our 13.9% Notes and decreased interest income as a result of our decreased cash balances.

BENEFIT FROM (PROVISION FOR) INCOME TAXES

The provision for income taxes represents the tax on the income generated by certain of our European subsidiaries operations. During the three months ended March 31, 2007 we recorded a benefit from income taxes in connection with a tax refund we received in Ireland. Since our inception, we have incurred net operating losses for income tax purposes in the U.S. and have incurred taxes only in those states which levy taxes on a state minimum or franchise tax basis. Additionally, no deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization.

ACCRUED DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK

Dividends and accretion on redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of our outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock (see Note 4 – Redeemable Preferred Stock in the Notes to Condensed Consolidated Financial Statements). The following table sets forth the components of the dividends and accretion on redeemable preferred stock for the periods indicated.

	Three months ended March 31,		Change
	2007	2006	$	%
	(in thousands)
Accrued dividends	$1,900	$1,900	$—	0%
Accretion to the redemption value and of the beneficial conversion feature	1,749	1,561	188	12%

	$3,649	$3,461	$188	5%

Accretion on redeemable preferred stock increased during the three months ended March 31, 2007 as compared to the same period in the prior year primarily as a result of the increase in the accretion to the redemption value and beneficial conversion feature.

Recent Accounting Pronouncements

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (FIN 48) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure and transition. Our policy is to recognize interest and penalties related to uncertain tax positions in our provision for income tax expense if warranted. After the adoption of FIN 48, our tax assets and liabilities did not differ from the assets and liabilities before adoption, therefore, we did not record any cumulative effect adjustment as of the adoption date. In addition, consistent with the provisions of FIN 48, we classified $3.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on our financial position and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents the hypothetical changes in fair value in the 13.9% Notes at March 31, 2007. The value of the instrument is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (bps), 100 bps and 150 bps over a twelve-month time horizon. The base value represents the estimated traded fair market value of the notes.

	Valuation of borrowing given an interest rate decrease of X basis points			No change in interest rate	Valuation of borrowing given an interest rate increase of X basis points
	150 bps	100 bps	50 bps		50 bps	100 bps	150 bps
	(in thousands)
13.9% Notes	$13,134	$13,106	$13,078	$13,050	$13,022	$12,995	$12,967

As of March 31, 2007, we had cash and cash equivalents of $12.2 million and no investments in marketable securities and our long-term obligations consisted of our $18.0 million three year, 13.9% Notes due June 2008 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty; however, our exposure to foreign currency exchange rate risk is primarily associated with fluctuations in the Euro. We realized a net loss on foreign exchange of $0.2 million during the three months ended March 31, 2007. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act) designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting as of December 31, 2004, have not yet been remediated, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of March 31, 2007. Notwithstanding the material weaknesses described above, management believes the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Change in Accelerated Filer Status

On December 21, 2005 the United States Securities and Exchange Commission (SEC) issued Release No. 33-8644 “Revisions to Accelerated Filer Definition and Accelerated Deadlines For Filing Periodic Reports.” On December 15, 2006, the SEC issued Release No. 33-8760 “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers and Newly Public Companies.” In accordance with the provisions of these releases, management did not include in our Annual Report on Form 10-K an assessment of the effectiveness of our internal control over financial reporting.

Management’s Remediation Initiatives

Although we have not reported on the effectiveness of our internal control over financial reporting since our Annual Report on Form 10-K for the year ended December 31, 2004, we take our internal control over financial reporting and our system of disclosure controls and procedures very seriously.

Accordingly, during 2005, 2006 and the three months ended March 31, 2007 we made the following changes to our system of internal controls:

(a)	In an effort to address the inadequate controls over access to financial applications and data, during the three months ended March 31, 2005, we began requiring passwords, which are changed every 90 days, to access critical systems and financial applications.

(b)	During the three month period ended September 30, 2005, we engaged an external third-party as our expert resource to assist us in the application of generally accepted accounting principles to our significant non-routine accounting transactions. In addition to requiring password changes to access critical systems and financial applications to address inadequate controls over access to financial applications and data, we implemented monthly reviews of our employee’s access to critical systems and financial applications and change control procedures with respect to our critical systems and financial applications.

(c)	During the three months ended December 31, 2005, we:

•	Implemented an IT security and acceptable use policy;

•	Implemented a change management and monitoring procedures for Critical Path’s corporate infrastructure;

•	Implemented a quarterly review process for access to critical IT systems;

•	Deployed an employee record system to track employee access and separation requests;

•	Upgraded firewall infrastructure to eliminate the non-supported systems;

•	Completed external vulnerability testing for key corporate offices;

•	Moved critical servers to facilities where systems can be protected by universal power supply and fire suppression systems; and

•	Completed a risk assessment of critical systems and developed risk mitigation plans for each environment.

(d)	During the three months ended December 31, 2006, we transitioned our U.S. accounting operations to Dublin, Ireland, which reduces our significant accounting locations from four at December 31, 2004 to two upon completion of the transition. Additionally, in October 2006 we completed the evaluation and selection of new core business software related to accounting and professional services. We implemented the new accounting software in our Dublin, Ireland subsidiary during the fourth quarter of 2006.

(e)	During the three months ended March 31, 2007, we implemented the new accounting software in our Turin, Italy subsidiary and we will implement the new professional services software on a worldwide basis during the first half of 2007. We believe these actions will facilitate the application of uniform accounting controls and processes among our locations when implemented in the first half of 2007, and will be key to the remediation of items (2) and (4) in the above section titled “Evaluation of Disclosure Controls and Procedures.”

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

Action in the Superior Court of San Diego. In April 2006, we were added as a named defendant in a lawsuit previously filed by a former shareholder of Extricity, Inc. against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us and various other unnamed defendants. In February 2007, the plaintiff filed a third amended complaint, which for the first time contains certain allegations and claims raised against us. The complaint alleges that certain of the named defendants including us, as Peregrine’s customers, engaged in fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with U.S. GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Extricity’s merger with Peregrine. We believe the allegations continue to be without merit. We have filed a demurrer to all claims and intend to defend ourselves vigorously. We have not recorded a liability against this claim as of March 31, 2006.

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

A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The district court took the matter under submission and has not yet ruled. Meanwhile the consolidated case against the underwriters has proceeded. On October 13, 2004, the district court certified a class in the underwriters’ proceeding. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. The Second Circuit’s holding, while directly affecting only the underwriters, raises some doubt as to whether the proposed issuer settlement will be approved in its present form. On January 5, 2007, plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. The district court set a further status conference for May 30, 2007. We have not recorded a liability against this claim as of March 31, 2006.

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

We expect that we will need to raise additional capital, initiate other operational strategies and/or revise our existing obligations to continue our operations.

If we are unable to significantly increase our revenues, reduce the amount of cash used by our operating activities and generate positive cash flow from our operating activities, we will be required to raise additional funds or undertake additional restructuring initiatives to continue our operations. Additionally, as we approach the June 30, 2008 maturity of the $18.0 million principal amount of our 13.9% Notes we anticipate that we will need to restructure our debt or seek additional financing in order to satisfy or delay payment of the 13.9% Notes upon maturity. We may also be required to redeem our outstanding preferred stock in July 2008, which could require us to pay a substantial amount of cash to our holders of preferred stock to the extent permitted by law. As we approach the redemption date, we anticipate that we may need to modify the terms of our preferred stock to delay redemption of our preferred stock. The holders of a majority of our outstanding preferred stock consist of the holders of a majority of our 13.9% Notes. Our ability to incur additional indebtedness, which financing may not be available in sufficient amounts or on terms acceptable to us, requires consent from the holders of two-thirds in principal amount of our outstanding 13.9% Notes and our preferred stockholders. The delisting of our common stock from the Nasdaq Global Market also impairs our ability to raise additional capital. Additionally, we face a number of challenges in operating our business, including our ability to overcome viability questions raised to our prospective customers by our competitors given our current capital needs.

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

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in a given European subsidiary for any reason other than the operation of that subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from that subsidiary to any other foreign or domestic account. At March 31, 2007, approximately $7.2 million was held outside of the United States. Our inability to utilize this cash could slow our ability to operate and grow our business and reach our business objectives. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline.

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

In the event of liquidation, dissolution, winding up or change of control of Critical Path, we must repay the principal and accrued interest of the 13.9% Notes and satisfy the liquidation preferences of our outstanding preferred stock. The holders of Series E Redeemable Convertible Preferred Stock (Series E preferred stock) would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such shares before any proceeds from a liquidation, dissolution or winding up is paid with respect to any other series or class of our capital stock. Accordingly, at March 31, 2007, the approximately 48.8 million shares of Series E preferred stock outstanding had an aggregate liquidation preference of approximately $84.7 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of the approximately 3.5 million shares of outstanding Series D Cumulative Redeemable Convertible Preferred Stock (Series D preferred stock) would be entitled to receive the greater of $13.75 per share of Series D preferred stock plus all accrued dividends on such shares (which, as of March 31, 2007, would result in an aggregate liquidation preference of approximately $68.1 million) or $22 per share (which currently would equal a liquidation preference of $77.5 million) before any proceeds from the liquidation, dissolution, winding up or change in control is paid to holders of our common stock. The combined liquidation preference of our Series D and Series E preferred stock is $162.2 million. We also would be required to satisfy the liquidation preference of our Series F Redeemable Convertible Preferred Stock (Series F preferred stock) however, as of March 31, 2007, there were no shares of Series F preferred stock outstanding, but there are outstanding warrants to purchase an aggregate of 0.4 million shares of Series F preferred stock. As of March 31, 2007, the aggregate amount of outstanding principal and interest on our 13.9% Notes was $24.2 million. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the holders of the $18.0 million in principal amount of our 13.9% Notes have been repaid and the liquidation preferences of our preferred stock are paid in full. Consequently, although we would likely be required under applicable law to obtain the separate class approval of the holders of our common stock for a change of control or the sale of all or substantially all of the shares of Critical Path, it is possible that such a transaction could result in all or substantially all of the proceeds of such transaction being distributed to the holders of our 13.9% Notes and our preferred stock.

The debt and significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors may result in potential conflicts of interests, which could adversely affect the holders of our common stock and other investors, delay or cause a change in control and depress our stock price.

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

The debt and significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors may limit the ability of our other shareholders to influence significant corporate decisions which could delay, cause, or prevent a change of control or depress our stock price.

As of March 31, 2007, the General Atlantic Investors beneficially own approximately 29.7% of our outstanding securities (which represents approximately 18.4% of the voting power) and the Cheung Kong Investors beneficially own approximately 15.5% of our outstanding securities (which represents approximately 13.1% of the voting power). As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, may have the ability, as shareholders acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could delay or prevent a change in control or depress our stock price.

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

Our preferred stock can be converted into common stock at anytime in the discretion of the holder of preferred stock. For example, during the three months ended September 30, 2005, at the request of certain holders of our Series E preferred stock, we converted approximately 2.1 million shares of Series E preferred stock into approximately 2.2 million shares of common stock. As of March 31, 2007, there were approximately 3.5 million shares of Series D preferred stock outstanding, which were convertible into approximately 45.4 million shares of common stock. In addition, we have approximately 48.8 million shares of Series E preferred stock outstanding, which are convertible as of March 31, 2007, at the option of the holders, into approximately 56.5 million shares of common stock. We also have outstanding warrants to purchase 0.4 million shares of Series F preferred stock which, if exercised, would initially be convertible into approximately 3.9 million shares of common stock. Any conversion of our preferred stock into common stock would increase the number of additional shares of common stock that may be sold into the market, which could substantially decrease the price of our common stock.

As the preferred stock accrues dividends, the number of shares of common stock issuable upon conversion will increase, which may increase the dilution to our holders of common stock and further decrease the price of our common stock.

Currently, shares of Series D preferred stock and shares of Series E preferred stock accrue dividends at a rate of 5 3/4% per year. If the maximum amount of dividends accrue on the outstanding shares of Series D preferred stock and Series E preferred stock prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 6.4 million shares to approximately 108.3 million shares of common stock. Further, if we are legally unable to redeem the Series E preferred stock and our Series D preferred stock on the redemption date, the value of these preferred shares will continue to accrue dividends and be convertible into an even greater number of shares until such time as they are converted or redeemed.

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

Our common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq Global Market. Consequently, selling our common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

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

We cannot accurately forecast our revenues as a result of our evolving business strategy and the emerging nature of the messaging and directory infrastructure market. Forecasting is further complicated by recent strategic and operational restructurings, such as the sale of assets relating to our hosted messaging services, and may continue to be complicated by future restructurings. In addition, our reliance on large dollar value transactions, as well as market fluctuations, can complicate our ability to forecast accurately. Our revenues in some past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect our operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

•	the demand for licensed solutions for messaging and identity management products;

•	our ability to compete effectively with new market participants, particularly with respect to price competition, in the market for mobile email services;

•	our ability to attract and retain qualified personnel with industry expertise, particularly sales personnel;

•	our ability to attract and retain customers and maintain customer satisfaction;

•	the ability to upgrade, develop and maintain our systems and infrastructure and to effectively respond to the rapid technology change of the messaging and identity management infrastructure market;

•	the budgeting and payment cycles of our customers and potential customers;

•	the amount and timing of operating costs and capital expenditures relating to expansion of business and infrastructure;

•	our ability to quickly handle and alleviate technical difficulties or system outages;

•	the announcement or introduction of new or enhanced services by competitors;

•	general economic and market conditions and their effect on our operations and the operations of our customers; and

•	the effect of war, terrorism and any related conflicts or similar events worldwide.

In addition to the factors set forth above, our financial results on a U.S. GAAP basis have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the three months ended March 31, 2007, we incurred stock-based compensation expense of approximately $30,000 primarily relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

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

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the three months ended March 31, 2007 and for the years ended December 31, 2006 and 2005, our top ten customers accounted for approximately 42%, 41% and 35%, respectively, of our total revenues. During the three months ended March 31, 2007, we did not have any customers which accounted for 10% or more of our total revenues. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

The telecommunications industry during the three months ended March 31, 2007 and years ended December 31, 2006 and 2005, accounted for approximately 33%, 74% and 32%, respectively, of the revenues from our top ten customers. If the relative financial performance of our customers deteriorates, it will impact our sales cycles and our ability to attract new business. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer would reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

Competition for the products we provide and services we offer is intense. Although we are not aware of any one company that directly competes with every one of our products and services, we face a different set of competitors in each of our lines of business. The primary competitors of our messaging solutions include OpenWave Systems Inc., Sun Microsystems’ Sun ONE software division (formerly iPlanet), Microsoft Corporation, Comverse, Inc., Mirapoint Inc. and IronPort Systems, Inc., as well as a variety of smaller product suppliers. In the market for mobile email services, we are competing in an emerging market and face new competitors as the market develops. We currently compete with Comverse, Inc., OpenWave Systems, Inc., Seven Networks, Inc. and Oz Communications, Inc. as well as with small, local technology providers such as O3sis IT AG, Inexbee and Axis Mobile; however, we expect to encounter competition from Microsoft Corporation, Yahoo! Inc. and Google Inc. in the future as they seek to mobilize their existing portal services. In the identity management market, we compete primarily with Sun Microsystems’ Sun ONE software division (formerly iPlanet), IBM Corporation, Microsoft Corporation, Novell Corporation, Siemens Corporation and Computer Associates, as well as various small identity management application vendors. If our existing customers and other consumers prefer the products and services offered by our competitors over ours, our revenues will decline.

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

Unplanned system interruptions, capacity constraints and demand for storage could reduce our ability to provide services and could harm our business reputation.

Our customers have, in the past, experienced some interruptions in our hosted services. We believe that these interruptions will continue to occur from time to time. Our ability to retain existing customers and attract new customers will suffer and our revenues will decline if we experience frequent or long system interruptions that result in the unavailability or reduced performance of systems or networks or reduce our ability to provide usenet newsgroup hosting services. We expect to experience occasional temporary capacity and storage constraints due to unanticipated sharply increased traffic or sharply increased demand for storage, which may cause unanticipated system disruptions, slower response times, impaired quality and degradation in levels of customer service. If this were to continue to happen, our ability to retain existing customers and attract new customers could suffer dramatically and our revenues would decline.

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

Finally, the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. We are currently reviewing all of our accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to our relationships with our independent registered public accounting firm, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and loan practices, and intend fully to comply with such laws. We expect these new rules and regulations to increase our general and administrative expenses and to make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our various committees of the Board including, in particular, the audit committee.

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

We rely on a combination of trademark, copyright and trade secret laws, contractual restrictions, such as confidentiality agreements and licenses, and patents to establish and protect our proprietary rights, which we view as critical to our success. Our ability to compete and grow our business could suffer if these rights are not adequately protected. Despite the precautionary measures we take, unauthorized third parties may infringe or copy portions of our services or reverse engineer or obtain and use information that we regard as proprietary, which could harm our competitive position and market share. In addition, we have a number of patents issued and several patents pending in the United States and may seek additional patents in the future. However, the status of United States patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents and the federal courts issue further rulings on patentability. We do not know if our patent applications or any of our future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents we have received or will receive will be challenged or invalidated.

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

We derived 79%, 77% and 74% of our revenues from international sales in the three months ended March 31, 2007 and years ended December 31, 2006 and 2005, respectively. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

If such an ownership change were considered to have occurred, our use of our pre-change net operating losses would generally be limited annually to the product of the long-term tax-exempt rate as of the time the ownership change occurred and the value of our company immediately before the ownership change. (The long-term tax-exempt rate as of March 2007 was 5.01%.) This could increase our federal income tax liability if we generate taxable income in the future. There can be no assurance that the Internal Revenue Service would not be able to successfully assert that we have undergone one or more ownership changes in the preceding three-year period.

Changes in accounting rules for employee stock options could significantly impact our financial results.

Accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The FASB and other agencies have finalized changes to U.S. GAAP that require us to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could significantly harm our net results. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

Our stock price has demonstrated volatility and overall declines during recent quarters and continued volatility in the stock market may cause further fluctuations and/or decline in our stock price.

The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the three months ended March 31, 2007, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $0.17 per share on January 19, 2007 to $0.09 per share on March 22, 2007. Our stock price may further decline or fluctuate in response to any number of factors and events, such as a reduction in the liquidity of our common stock as a result of moving from the Nasdaq Global Market to the OTC Bulletin Board, announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, regardless of our operating performance or other factors.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Item 5.02(e). Compensatory Arrangements of Certain Officers.

On May 10, 2007, the Compensation Committee (the Committee) of the Board of Directors of Critical Path, Inc., a California corporation (the Company), approved a bonus in the amount of $35,000 to be paid to James Clark, Chief Financial Officer, in recognition of his efforts in supervising the transition to the Company’s new independent auditors and transition of accounting operations to our Dublin, Ireland office, the implementation of improved core business systems, the favorable extension of the Company’s outstanding debt, the completion of the Company’s year-end audit, and the filing of its Form 10-K for 2006.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate them by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL PATH, INC.

By:	/s/ James A. Clark
James A. Clark Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: May 15, 2007

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate them by reference.