Form 10-Q
period 2007-06-30
CRITICAL PATH INC
filed 2007-08-14
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2007, the Company had outstanding 37,682,065 shares of common stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006 (a)
	(in thousands, unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,830	$14,542
Accounts receivable, net	19,020	10,283
Prepaid and other current assets	2,954	2,427

Total current assets	29,804	27,252
Property and equipment, net	2,496	2,612
Goodwill	7,544	7,460
Restricted cash	212	212
Other assets	240	467

Total assets	$40,296	$38,003

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$4,397	$3,995
Accrued compensation and benefits	3,721	3,796
Income and other tax liabilities	1,044	4,079
Other accrued liabilities	9,147	8,962
Deferred revenue	10,417	6,848
Notes payable, short-term	24,516	—
Capital lease and other obligations, current	12	24

Total current liabilities	53,254	27,704
Deferred revenue, long-term	592	229
Notes payable, long-term	—	22,396
Income and other tax liabilities, long-term	3,764	—
Embedded derivative liability	470	612

Total liabilities	58,080	50,941

Mandatorily redeemable preferred stock	141,111	134,406

Commitments and contingencies (see Note 5)

Shareholders’ deficit
Common stock and additional paid-in-capital, par value $0.001; shares authorized: 200,000; shares issued and outstanding 37,705 and 37,228, respectively	2,174,540	2,181,099
Accumulated deficit	(2,331,402)	(2,326,055)
Accumulated other comprehensive loss	(2,033)	(2,388)

Total shareholders’ deficit	(158,895)	(147,344)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$40,296	$38,003

(a)	The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts, unaudited)
Net revenues
Software licensing	$3,820	$3,481	$8,001	$6,409
Hosted services	1,001	1,167	2,509	2,389
Professional services	2,741	2,828	4,823	5,403
Maintenance and support	4,577	4,548	9,030	8,837

Total net revenues	12,139	12,024	24,363	23,038

Cost of net revenues
Software licensing	923	1,060	2,469	2,366
Hosted services	713	758	1,480	1,535
Professional services	1,997	2,220	4,014	4,196
Maintenance and support	1,415	1,224	2,784	2,518

Total cost of net revenues	5,048	5,262	10,747	10,615

Gross profit	7,091	6,762	13,616	12,423

Operating expenses
Selling and marketing	3,102	3,326	6,256	6,816
Research and development	2,486	2,525	4,719	4,845
General and administrative	2,503	3,019	5,721	6,288
Restructuring expense	81	126	129	1,041
Gain on sale of assets	(2)	—	(129)	(1,971)

Total operating expenses	8,170	8,996	16,696	17,019

Operating loss	(1,079)	(2,234)	(3,080)	(4,596)
Other income, net	168	537	59	78
Interest expense, net	(1,041)	(900)	(2,062)	(1,753)

Loss before provision for income taxes	(1,952)	(2,597)	(5,083)	(6,271)
Provision for income taxes	(410)	(45)	(264)	(313)

Net loss	(2,362)	(2,642)	(5,347)	(6,584)
Dividends and accretion on redeemable preferred stock	(3,798)	(3,505)	(7,447)	(6,967)

Net loss attributable to common shareholders	$(6,160)	$(6,147)	$(12,794)	$(13,551)

Basic and diluted net loss per share attributable to common shareholders	$(0.17)	$(0.17)	$(0.35)	$(0.37)

Shares used in the basic and diluted per share calculations	36,807	36,085	36,751	36,183

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2007	2006
	(in thousands, unaudited)
Cash flows from operating activities:
Net loss	$(5,347)	$(6,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for allowance for doubtful accounts	(115)	115
Depreciation	931	857
Stock-based expense	146	434
Gain on sale of certain Hosted Assets	(129)	(1,971)
Amortization of debt issuance costs	75	65
(Gain) loss on disposal of property and equipment	10	17
Change in fair value of embedded derivative liabilities	(142)	(514)
Accrued interest and accretion notes payable	2,120	1,881
Changes in assets and liabilities:
Accounts receivable	(8,125)	(2,910)
Prepaid expenses and other assets	(375)	1,314
Accounts payable	402	1,361
Accrued compensation and benefits	(75)	299
Income and other tax liabilities	729	(869)
Other accrued liabilities	185	(679)
Deferred revenue	3,932	3,861

Net cash used in operating activities	(5,778)	(3,323)

Cash flows from investing activities
Proceeds from sale of certain Hosted Assets, net of transaction costs of $956 for the three months ended March 31, 2006	129	4,463
Purchases of property and equipment	(825)	(553)
Restricted cash	—	66

Net cash provided (used) by investing activities	(696)	3,976

Cash flows from financing activities
Principal payments on note and lease obligations	(12)	(24)

Net cash used by financing activities	(12)	(24)

Net change in cash and cash equivalents	(6,486)	629
Effect of exchange rates on cash and cash equivalents	(226)	718
Cash and cash equivalents, beginning of period	14,542	18,707

Cash and cash equivalents, end of period	$7,830	$20,054

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

			Shareholders’ deficit
	Redeemable preferred stock		Common stock and additional paid in capital	Accumulated deficit and other comprehensive loss	Total
	Amended Series D	Series E
	(in thousands; unaudited)
Balance at December 31, 2006	$62,814	$71,592	$2,181,099	$(2,328,443)	$(147,344)
Accrual of dividend on redeemable preferred stock	1,694	2,104	(3,798)	—	(3,798)
Accretion to redemption value for redeemable preferred stock	1,316	2,407	(3,723)	—	(3,723)
Conversion to common stock	—	(816)	816	—	816
Stock-based compensation associated with grants of stock options and restricted stock	—	—	146	—	146
Foreign currency translation adjustments	—	—	—	355	355
Net loss	—	—	—	(5,347)	(5,347)

Balance at June 30, 2007	$65,824	$75,287	$2,174,540	$(2,333,435)	$(158,895)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation, Liquidity and Capital Resources and Recent Accounting Pronouncements

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity and Capital Resources

The Company has operated at a loss since inception and its history of losses from operations and cash flow deficits, in combination with its cash balances, raise concerns about the Company’s ability to fund its operations. The Company has focused on capital financing initiatives in order to maintain current and planned operations. The Company’s primary sources of capital have come from both debt and equity financings that it has completed over the past several years and the sale of the Hosted Assets in January 2006. In 2003 and 2004, the Company secured additional funds through several rounds of financing that involved the sale of senior secured convertible notes all of which converted into Series E Redeemable Convertible Preferred Stock (Series E preferred stock) in 2004. In the third quarter of 2004, the Company completed a rights offering resulting in aggregate proceeds to the Company of approximately $4.0 million, and, in the fourth quarter of 2004, the Company secured and drew $11.0 million from an $18.0 million round of 13.9% debt financing (the 13.9% Notes) and in March 2005, the Company drew down the remaining $7.0 million. The Company is not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in June 2008, at which time all principal and interest will become due. In January 2006, the Company sold its Hosted Assets for $6.3 million, and in 2006 the Company received from amounts held in escrow $1.1 million in connection with the satisfaction of certain post-closing conditions related to the sale. Additionally, in January 2007 the Company received $0.1 million, the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied.

The Company’s principal sources of liquidity include its cash and cash equivalents. As of June 30, 2007, the Company had cash and cash equivalents available for operations totaling $7.8 million, of which $5.8 million was located in accounts outside the United States and which is not readily available for its domestic operations. Accordingly, at June 30 2007 the Company’s readily available cash resources in the United States were $2.0 million. Additionally, as of June 30, 2007, the Company had cash collateralized letters of credit totaling approximately $0.2 million which is recorded as restricted cash on its balance sheet and is not readily available for operations.

If the Company is unable to significantly increase its revenues, reduce the amount of cash used by its operating activities and generate positive cash flow from its operating activities, the Company will need to raise additional funds or undertake additional restructuring initiatives to continue its operations. The Company believes that its existing capital resources are not sufficient to fund the Company’s current operations beyond the second quarter of 2008. Additionally, as the Company approaches the June 2008 maturity of the 13.9% Notes, the Company will need to restructure its debt to extend the maturity date or seek additional financing in order to pay the 13.9% Notes. As of June 30, 2007, the outstanding principal and interest on these notes was $25.0 million. The Company also will need to restructure its outstanding preferred stock in order to delay the redemption of these preferred shares beyond their current redemption date in July 2008. If the redemption date is not extended, in July 2008 the Company will also be required to redeem its outstanding shares of Series D and Series E preferred stock to the extent the payment of cash to redeem shares is permitted by applicable law at that time. Based on the currently outstanding number of shares of Series D and Series E preferred stock, we would be required to pay an aggregate of $161.7 million in July 2008. The Company and the holders of the 13.9% Notes or the Series D and Series E preferred stock may be unable to agree on a restructuring of these existing commitments. Moreover, the Company must obtain the consent from the holders of two-thirds in principal amount of the outstanding 13.9% Notes and the preferred stockholder in order to incur additional indebtedness. Even if the holders of the 13.9% Notes and the Series D and Series E preferred stock consent to the incurrence of additional indebtedness, such financing may not be available in sufficient amounts or on terms acceptable to the Company. The Company does not believe additional equity financing on terms reasonably acceptable is currently available. The Company’s common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market. The Company believes its listing on the OTC Bulletin Board, and its low stock price, greatly impair its ability to raise additional capital through equity or debt financing. See discussion of liquidity in the Company’s “Risk Factors.”

The Company continually evaluates potential acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize its cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. These alternatives could increase liquidity through the infusion of investment capital by third-party investors or decrease liquidity as a result of the Company seeking to fund expansion into these markets. Such expansions might also cause an increase in capital expenditures and operating expenses. The Company has no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies. For the long-term, the Company believes future improvements in its operating activities and additional financing will be necessary to provide the liquidity and capital resources sufficient to support its business. Additionally, in the past, the Company has elected to divest or discontinue certain business operations through termination, sale or other disposition. For example, in January 2006, the Company sold substantially all of the assets relating to its hosted messaging business which contributed to a decline in revenues for the year ended December 31, 2006 as compared to the previous year ended December 31, 2005. Furthermore, the Company may choose to divest certain business operations based on the Company’s perception of their strategic value to the Company, even if such operations have been profitable historically. Decisions to eliminate or limit certain business operations have involved in the past, and could in the future involve, the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, facility consolidation and the elimination of revenues along with associated costs, any of which could cause the Company’s operating results to decline and may fail to yield the expected benefits.

The following table sets forth the Company’s net losses attributable to common shareholders and the cash used by its operating activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net loss attributable to common shareholders	$(6,160)	$(6,147)	$(12,794)	$(13,551)
Net cash provided (used) by operating activities	(3,508)	757	(5,778)	(3,323)

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (FIN 48) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in its provision for income tax expense if warranted. After the adoption of FIN 48, the Company’s tax assets and liabilities did not differ from the assets and liabilities before adoption, therefore, the Company did not record any cumulative effect adjustment as of the adoption date. In addition, consistent with the provisions of FIN 48, the Company classified $3.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 , which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on its financial position and results of operations.

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

Note 2—Goodwill

At June 30, 2007, the Company was carrying $7.5 million of goodwill assets which, in accordance with SFAS No. 142, are not amortized. The change in the balance subsequent to December 31, 2006 is due to the revaluation of goodwill balances denominated in foreign currencies.

The Company tests its goodwill assets for impairment annually or on a more frequent basis if events occur or circumstances change that would more likely than not reduce the fair value of any of the Company’s reporting units below their carrying value.

Note 3—Notes Payable

Notes payable at June 30, 2007 and December 31, 2006 consisted only of the Company’s 13.9% Notes. The Company has recorded the 13.9% Notes as a short-term liability on its balance sheet at June 30, 2007 since their maturity date is June 30, 2008.

13.9% Notes

In December 2004, the Company issued $11.0 million in principal amount of 13.9% Notes to General Atlantic Partners 74, L.P., Gapstar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG., Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Richmond III, LLC (referred to collectively as the 13.9% Note Investors). As part of the financing transaction, the Company issued warrants to purchase 235,712 shares of Series F preferred stock at a per share purchase price of $14 per share, which is equivalent to $1.40 per share on a common equivalent basis. In March 2005, the Company issued the remaining $7.0 million of the 13.9% Notes to the 13.9% Note Investors. As part of this financing transaction, the Company issued warrants to purchase an additional 149,998 shares of Series F preferred stock.

On March 5, 2007, the Company and the 13.9% Note Investors entered into an Amendment to Notes (the 13.9% Notes Amendment) whereby the Company and the 13.9% Note Investors agreed to extend the maturity date of all of the 13.9% Notes from December 30, 2007 to June 30, 2008.

The 13.9% Notes accrue interest at a rate of 13.9% per annum; however, the Company is not obligated to make interest payments on the notes prior to their maturity date of June 30, 2008. The 13.9% Notes are due and payable on the earliest to occur of the maturity date (June 30, 2008), when declared due and payable upon the occurrence of an event of default, or a change of control of the Company.

The $18.0 million in proceeds from the financing transaction were allocated to the 13.9% Notes and warrants based upon their relative estimated fair values. The estimated fair value of the warrants has been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability is being carried on the Company’s balance sheet at its fair value of $80,000 at June 30, 2007.

The 13.9% Notes are carried as a short-term liability on the June 30, 2007 balance sheet as short-term “Notes payable” and were carried as a long-term liability on the December 31, 2006 balance sheet as long-term “Notes payable” as follows:

	At June 30, 2007	At December 31, 2006
	(in thousands)
Proceeds from the issuance of the 13.9% Notes	$18,000	$18,000
Less proceeds allocated to the fair value of the Series F preferred stock warrant derivative instrument	(2,711)	(2,711)
Add accretion to redemption value	2,216	1,735
Add accrued interest	7,011	5,372

Carrying value of the 13.9% Notes	$24,516	$22,396

For the three and six months ended June 30, 2007, the Company recorded accrued interest of $0.8 million and $1.6 million, respectively. For the three and six months ended June 30, 2006, the Company recorded accrued interest of $0.7 million and $1.4 million, respectively. These notes are carried at cost and had an approximate fair value of $15.3 million at June 30, 2007.

Note 4—Redeemable Preferred Stock

As of June 30, 2007 and December 31, 2006 redeemable preferred stock was comprised of the following:

		June 30, 2007			December 31, 2006
	Authorized	Issued	Carrying value	Liquidity value	Issued	Carrying value	Liquidity value
	(in thousands, except for amounts authorized and issued)
Series D (a)	4,188,587	3,520,537	$65,824	$77,452	3,520,537	$62,814	$77,452
Series E	68,000,000	48,346,820	75,287	84,911	48,811,945	71,592	83,623
Series F	450,000	—	—	—	—	—	—

	72,638,587	51,867,357	$141,111	$162,363	52,332,482	$134,406	$161,075

(a)	Series D liquidation value at $22 per share. See Series D Cumulative Redeemable Convertible Preferred Stock below.

Series D Cumulative Redeemable Convertible Preferred Stock

In December 2001, the Company completed a financing transaction with a group of investors and their affiliated entities. In connection with this financing transaction, the Company issued 4.0 million shares of its Series D Cumulative Redeemable Convertible Preferred Stock (Series D preferred stock), in a private offering, resulting in gross cash proceeds of approximately $30.0 million, and the simultaneous retirement of approximately $65.0 million in face value of the Company’s outstanding convertible subordinated notes. The investors were led by General Atlantic Partners LLC and affiliates and included Hutchison Whampoa Limited and affiliates and Vectis Group LLC and affiliates. In addition, General Atlantic LLC was granted warrants to purchase 0.6 million shares of the Company’s Common Stock in connection with this offering. These warrants expired unexercised.

At issuance, costs of $3.1 million were recorded as a reduction of the carrying amount of the Series D preferred stock and will accrete over the term of the Series D preferred stock. Additionally, at issuance, the Series D preferred stock was deemed to have an embedded beneficial conversion feature which was limited to the net proceeds allocable to preferred stock of approximately $42.0 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series D preferred stock and accretes over the term of the Series D preferred stock.

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

The purchase agreement provides for a preferential return of equity to the Series D preferred stockholders, before any return of equity to the common shareholders, and also provided for the Series D preferred stockholders to participate on a pro rata basis with the common shareholders, in any remaining equity, once the preferential return has been satisfied. Under the terms of this provision, the preferential return of equity is equal to the purchase price of the Series D preferred stock plus all dividends that would have accrued during the term of the preferred stock, even if a change in control occurs prior to the redemption date. The right to receive a preferential return lapses if either: (i) Critical Path is sold for a price per share of Series D preferred stock, had each such share been converted into Common Stock prior to change in control of at least four times the Accreted Value, or (ii) Critical Path’s stock trades on NASDAQ for 60 days prior to the change-in-control at an average price of not less than four times the Accreted Value. As part of the Company’s November 2003 private placement of the 10% Senior Notes, the Company agreed to seek shareholder approval to amend the terms of the Series D preferred stock to, among other things, amend the Series D preferred stock liquidation preference upon a liquidation and change of control, to eliminate the participation feature, to reduce the conversion price from $4.20 to $1.50 and to reduce the amount of dividends to which the holders of Series D preferred stock are entitled.

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

In July 2004, at a special meeting of shareholders, the Company’s shareholders approved proposals to amend and restate the certificate of determination of preferences of Series D preferred stock (the Amended Series D). As part of this amendment, the automatic redemption date was changed to July 2008 and the dividend accrual rate was reduced to 5  3/4%. The dividends which had accrued on the Series D preferred stock totaling approximately $12.2 million were recorded as a reduction to the carrying value of the Amended Series D. This amount was recorded as a reduction of the carrying amount of the Amended Series D and accretes over the term of the Amended Series D. As of the July 2008 mandatory redemption date, the redemption price of the outstanding Series D preferred stock will be approximately $72.5 million. Additionally, the current liquidation preference of the Amended Series D preferred stock is $22 per share, or approximately $77.5 million.

The following table sets forth the carrying value and liquidation values of the Amended Series D preferred stock (in thousands):

Beginning balance Series D preferred stock at December 31, 2006	$62,814
Add accrued dividends	1,694
Add amortization and accretion	1,316

Ending balance Series D preferred stock at June 30, 2007	$65,824

Liquidation value of the Series D preferred stock at June 30, 2007	$77,452

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

The Series E preferred stock ranks senior to all preferred and common stock of the Company in priority of dividends, rights of redemption and payment upon liquidation of the Company. The principal terms of the Series E preferred stock include an automatic redemption on July 9, 2008, cumulative dividends at a rate of 5  3/4% per year, dividends are not paid in cash but are added to the value of the Series E preferred stock on June 30 and December 31 each year, and conversion into shares of common stock calculated based on the quotient of the Series E accreted value divided by the Series E conversion price, $1.50.

At issuance, the total amount of costs associated with converting the Company’s debt into Series E preferred stock and costs associated with the rights offering, totaling approximately $4.6 million, accrete over the term of the Series E preferred stock. Additionally, the conversion of the $45.5 million 10% Senior Notes into the Series E preferred stock was deemed to have a beneficial conversion feature totaling approximately $16.3 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series E preferred stock and will accrete over the term of the Series E preferred stock. As of the July 2008 mandatory redemption date, the redemption prices of the outstanding Series E preferred stock will be approximately $89.2 million. Additionally, the current liquidation preference of the Series E preferred stock is approximately $84.9 million. The carrying value of the Series E preferred stock is as follows (in thousands):

Beginning balance Series E preferred stock at December 31, 2006	$71,592
Add accrued dividends	2,104
Add amortization and accretion	2,407
Less converted to common stock	(816)

Ending balance Series E preferred stock at June 30, 2007	$75,287

Series F Redeemable Convertible Preferred Stock

In December 2004, the Company’s Board of Directors authorized the issuance of up to 0.5 million shares of Series F Redeemable Convertible Preferred Stock (Series F preferred stock). The Series F preferred stock will rank equally with the Series E preferred stock, and will rank senior to all other capital stock with respect to rights on liquidation, dissolution and winding up of the Company. The Series F preferred stock will accrue dividends at a simple annual rate of 5 3/4% of the purchase price of $14.00 per share (equivalent to $1.40 per share on a common equivalent basis), whether or not declared by the board of directors. Dividends in respect of the Series F preferred stock will not be paid in cash but will be added to the value of the Series F preferred stock and will be taken into account for purposes of determining the liquidation and change in control preference, conversion rate and voting rights.

The Company must declare or pay dividends on the Series F preferred stock when the Company declares or pay dividends to the holders of common stock. Holders of Series F preferred stock, if and when outstanding, are entitled to notice of all shareholders’ meetings and are entitled to vote on all matters submitted to the Shareholders for a vote, voting together with the holders of the common stock and all other classes of capital stock entitled to vote, voting as a single class (except where a separate vote is required by the Company’s amended and restated articles of incorporation, its bylaws or California law). The holders of Series F preferred stock will be entitled to vote as a separate class on any amendment to the terms or authorized number of shares of Series F preferred stock, the issuance of any equity security ranking senior to the Series F preferred stock and the redemption of or the payment of a dividend in respect of any junior security. At any time, holders of Series F preferred stock may elect to convert their Series F preferred stock into shares of common stock. Each share of Series F preferred Stock is currently convertible into ten shares of common stock. After three years from the date the Series E preferred stock is first issued, the Company may call for redemption of the Series F preferred stock under certain circumstances. On the fourth anniversary of the date the Series E preferred stock is first issued, the Company must call for redemption of the Series F preferred stock.

At June 30, 2007, no shares of Series F preferred stock have been issued or were outstanding. Warrants to purchase 0.4 million shares of Series F preferred stock issued in connection with the issuance of the 13.9% Notes, were outstanding as of June 30, 2007.

MBCP Peerlogic

In November 2003, the Company issued 188,587 shares of Series D preferred stock to MBCP Peerlogic (MBCP Shares) related to the settlement of certain litigation, resulting in a charge of $3.8 million. Additionally, 69,149 of these shares were automatically convertible into Series E preferred stock to the extent such preferred stock was issued in the future. In July 2004, the Company received shareholder approval to issue shares of Series E preferred stock, and the Company exchanged 86,232 shares of Series D preferred stock (including accrued dividends) held by the various named plaintiff shareholders comprising MBCP Peerlogic for 829,873 shares of Series E preferred stock. The exchange of Series D for Series E preferred stock did not result in any charge to the Company.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Accrued dividends	$1,899	$1,899	$3,798	$3,800
Accretion to the redemption value and of the beneficial conversion feature	1,899	1,606	3,649	3,167

	$3,798	$3,505	$7,447	$6,967

Note 5—Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2014. Rent expense during the three and six months ended June 30, 2007, totaled $0.5 million and $1.1 million, respectively. Rent expense during the three and six months ended June 30, 2006, totaled $0.7 million and $1.4 million, respectively. Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Capital leases	Operating leases
	(in thousands)
Year ended December 31,
2007	$13	$1,410
2008	—	1,579
2009	—	1,230
2010	—	1,127
2011	—	1,062
Thereafter	—	1,593

Total minimum lease payments	13	$8,001

Less amount representing interest	(1)

Present value of capital lease obligations	$12

Other Contractual Obligations

The Company has other contractual obligations which total $1.7 million at June 30, 2007. These obligations are primarily associated with the future purchase of equipment and software, the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for the Company’s hosted operations. These obligations are expected to be completed over the next 2 years, including $0.9 million in the remainder of 2007.

San Francisco offices

On June 28, 2006, the Company entered into a Sublease Agreement (the Sublease) to sublease from Babcock & Brown 15,000 square feet of the existing headquarters facilities at 2 Harrison Street. The sublease with Babcock & Brown has a two-year term and monthly rent of approximately $39,000. In November 2006, the square footage the Company occupied of the sub leased premises was reduced by approximately 9,000 square feet and the monthly rent was also reduced to approximately $21,000 per month in accordance with the terms of the Sublease.

Service Level Agreements

Certain net revenues are derived from contractual relationships that typically have one to three year terms. Certain agreements require minimum performance standards regarding the availability, response time, and days of storage of hosted usenet newsgroup services. If these standards are not met, such contracts are subject to termination and the Company could be subject to monetary penalties.

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

Action in the Superior Court of San Diego. In April 2006, the Company was added as a named defendant in a lawsuit previously filed by a former shareholder of Extricity, Inc. against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us and various other unnamed defendants. In February 2007, the plaintiff filed a third amended complaint, which for the first time contains certain allegations and claims raised against the Company. The complaint alleges that certain of the named defendants including the Company, as Peregrine’s customers, engaged in fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with U.S. GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Extricity’s merger with Peregrine. The Company believes the allegations continue to be without merit and intends to defend itself vigorously. The Company filed a demurrer to all claims, however, the court in a recent tentative ruling found the plaintiff’s allegations to be sufficient for the pleading stage, subject to further factual discovery. The Company has not recorded a liability against this claim as of June 30, 2007.

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed against the Company, and certain of the Company’s former officers and directors and underwriters connected with our initial public offering (IPO) of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased the Company’s common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased the Company’s common stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. The Company reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involved no monetary payment by the Company and no admission of liability.

A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006, and the district court took the matter under submission. Meanwhile the consolidated case against the underwriters proceeded. On October 13, 2004, the district court had certified a class in the underwriters’ proceeding. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. The plaintiffs are due to submit amended complaints in August and the issue of a new class definition for certification will be heard in the fall. In the meantime, the issuer defendants, including the Company, are working to reinstate the settlement agreement with the plaintiffs on substantially the same terms. The Company has not recorded a liability against this claim as of June 30, 2007.

The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm the Company’s business and financial condition. In particular, the lawsuits or the lingering effects of previous lawsuits and the now completed United States Securities and Exchange Commission (SEC) investigation could harm relationships with existing customers and the Company’s ability to obtain new customers and partners. The continued defense of lawsuits could also result in the diversion of management’s time and attention away from business operations, which could harm the Company’s business. Negative developments with respect to the settlements or the lawsuits could cause the price of the Company’s common stock to further decline significantly. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits, and although the Company maintains adequate and customary insurance, the size of any such payments could seriously harm the Company’s financial condition.

Indemnifications. The Company provides general indemnification provisions in its license agreements. In these agreements, the Company generally states that it will defend or settle, at its own expense, any claim against the customer by a third-party asserting a patent, copyright, trademark, trade secret or proprietary right violation related to any products that the Company has licensed to the customer. The Company agrees to indemnify its customers against any loss, expense or liability, including reasonable attorney’s fees, from any damages alleged against the customer by a third-party in its course of using products sold by the Company. The Company has not received any claims under this indemnification and does not know of any instances in which such a claim may be brought against the Company in the future. Additionally, in connection with the sale of a portion of the Company’s hosted messaging assets to Tucows.com, the Company agreed to indemnify Tucows.com and its affiliates for all losses (limited to the amount of the purchase price) incurred by them in connection with certain breaches of covenants, representations and warranties the Company made to Tucows.com relating to the sufficiency of title to the assets being transferred; that the Company had requisite authority and power to enter into and perform its obligations under the purchase agreement; and that the Company had filed tax returns and timely paid all taxes relating to the income or operations of the hosted business prior to the transfer.

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

Note 6—Geographic Information

Information regarding revenues attributable to the Company’s primary geographic regions is as follows:

	Three months ended June,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net revenues
United States	$2,304	$2,908	$4,913	$5,399
Europe	9,644	8,907	18,825	17,228
Latin America	58	74	282	148
Asia Pacific	133	135	343	263

	$12,139	$12,024	$24,363	$23,038

During each of the three and six months ended June 30, 2007 and 2006, the Company did not have any customers that accounted for more than 10% of its revenues. The following table sets forth the customers that accounted for more than 10% of the Company’s accounts receivable at June 30, 2007 and 2006.

	At June 30,
	2007	2006
As a percent of net accounts receivable
Customer A	16.9%	0.0%
Customer B	10.1%	9.9%
Customer C	6.4%	14.5%

Information regarding long-lived assets attributable to the Company’s primary geographic regions is as follows:

	At June 30, 2007	At December 31, 2006
	(in thousands)
United States	$1,148	$1,282
Other (a)	1,348	1,330

	$2,496	$2,612

(a)	Included at June 30, 2007, are long-lived assets in both Canada and Ireland that account for 7% and 41%, respectively, of the Company’s total long-lived assets and included at December 31, 2006, are long-lived assets in both Canada and Ireland that account for 11% and 33%, respectively, of the Company’s total long-lived assets.

The long-lived assets in the table above represent the Company’s total property and equipment presented on a geographic basis at each period end. For each of the periods presented, the Company did not have any other material long-lived assets to present on a geographic basis. Goodwill is excluded from this analysis.

Note 7—Stock-Based Compensation

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

Valuation of stock options granted

The Company utilized the Black-Scholes valuation model to estimate the fair value of stock options granted and stock-based compensation expense recognized in the second quarter and first six months of 2007 and 2006. The Company used the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Risk free interest rate	3.7%	5.1%	3.7%-4.9%	4.8-5.1%
Expected lives (in years)	4.75	6.25	4.75	6.25
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	123%	137%	123%	137%

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

Stock-based compensation expense

The following table details stock-based compensation expense, related to the Company’s stock-based awards, on a functional basis as reported in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Stock-based compensation expense reported in cost of net revenues:
Hosted services	$—	$4	$—	$9
Professional services	4	32	7	43
Maintenance and support	2	10	4	11

Total stock-based compensation expense reported in cost of net revenues	6	46	11	63

Stock-based compensation expense reported in operating expenses:
Sales and marketing	2	24	4	34
Research and development	6	44	12	55
General and administrative	102	176	119	282

Total stock-based compensation expense reported in operating expenses	110	244	135	371

Total stock-based compensation expenses	$116	$290	$146	$434

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the second quarter and first six months of 2007 and 2006 was calculated based upon awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

The value of the portion of the stock award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods. Including the unvested portion of the fair value of the June 2006 option exchange, total stock-based compensation of stock options granted but not yet vested, as of June 30, 2007, was approximately $128,000, which is expected to be recognized as expense over the future weighted average vesting period of 1.1 years.

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

The following table summarizes activity under all stock option plans for the six month period ended June 30, 2007 (in thousands, except for per share amounts):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2006	17,782	9,125	$1.96
Additional shares authorized	4,000	—
Options granted	(165)	165	0.13
Options exercised	—	—	—
Options forfeited	1,729	(1,729)	4.38

Balance at June 30, 2007	23,346	7,561	$1.40

Exercisable, June 30, 2007		5,425	$1.88

Based on the assumptions utilized in the Black-Scholes valuation model as discussed above, the weighted-average fair value of options granted under the stock option plans for the three months ended June 30, 2007 and 2006 was approximately $0.03 and $0.23, respectively.

The Company issues new shares of common stock upon exercise of stock options. During the six months ended June 30, 2007 and 2006, zero and 921 stock options were exercised, respectively. The stock options exercised during the six months ended June 30, 2006, had an insignificant aggregate intrinsic value. The aggregate intrinsic value represents the difference between the option exercise price and the closing stock price on the date of exercise for each option exercised during the period.

The aggregate intrinsic value of stock options outstanding at June 30, 2007 and 2006 was zero and $258, respectively. The aggregate intrinsic value of vested stock options at June 30, 2007 and 2006 was zero and $50, respectively. The aggregate intrinsic value, for purposes of this calculation, represents, on a pretax basis, the difference between the Company’s closing stock price as of the end of the second quarter of 2007 and 2006, respectively, and the option exercise price, multiplied by the number of options outstanding or exercisable. Stock options with exercise prices which are greater than the closing quarter end stock price are excluded from this calculation.

The following table summarizes information about stock options outstanding at June 30, 2007 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10—$ 0.19	295	6.11	$0.13	42	$0.15
$ 0.20—$ 0.20	6,667	5.99	0.20	4,817	0.20
$ 0.21—$ 0.78	256	6.69	0.49	223	0.52
$ 0.79—$ 2.17	178	5.36	1.56	178	1.56
$ 2.18—$ 300.00	165	2.93	53.68	165	53.68

	7,561	6.03	$1.40	5,425	$1.88

As of June 30, 2006, there were 10,099,000 options outstanding and 6,195,000 options exercisable.

Restricted stock and other stock-based plans

The Company has granted shares of restricted stock and restricted stock units to certain key employees and executive officers through its 1998 Plan. The Company did not issue any shares of restricted stock or restricted stock units during the six month period ended June 30, 2007.

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

The following table reflects the activity associated with shares of unvested restricted stock and restricted stock units during the six months ended June 30, 2007 (in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at December 31, 2006	546	$1.21
Granted	—	—
Vested	(195)	1.28
Forfeited	—	—

Unvested restricted shares at June 30, 2007	351	$1.18

The fair value of restricted stock and restricted stock units which vested during the six month period ended June 30, 2007 totaled approximately $21,000.

As of June 30, 2007, there was approximately $62,000 in total unrecognized compensation cost associated with the unvested shares of restricted stock and restricted stock units. The cost is expected to be recognized over the future weighted average vesting period of 1 year.

Note 8—Sale of Hosted Assets

On December 14, 2005, the Company entered into an Asset Purchase Agreement with Tucows.com (Tucows) for the sale of a portion of the Company’s hosted messaging assets, including a portion of its hosted messaging customer base, assembled hosted messaging workforce, and hosted messaging hardware (the Hosted Assets). On January 3, 2006, the Company completed the sale of its Hosted Assets. Under the Agreement, Tucows also acquired a software license for the Company’s Memova® product and assumed certain contractual liabilities related to the Hosted Assets. Upon completion of the sale in January 2006, Tucows paid the Company $6.3 million in cash, of which $0.8 million was allocated to deferred revenue for future maintenance and support services to be provided by the

Company in connection with the Memova Messaging license provided to Tucows under the Asset Purchase Agreement. During 2006, the Company received certain contingent consideration of $1.1 million related to the sale of the Hosted Assets and during the three months ended March 31, 2007, the Company received $0.1 million, the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied, which is recorded as a gain on sale of assets in the condensed consolidated statement of operations for the six months ended June 30, 2007.

Note 9—Strategic Restructuring

The following tables summarize strategic restructuring costs incurred by the Company.

	Workforce reduction	Facility and operations consolidation and other charges	Total
	(in thousands)
Liability at December 31, 2006	$25	$46	$71
Total gross charges	—	129	129
Cash payments	—	(175)	(175)

Liability at June 30, 2007	$25	$—	$25

The Company recorded restructuring expenses for the three and six months ended June 30, 2007 primarily related to the closure of an office in the United Kingdom and the transition of the U.S. accounting operations to Ireland.

Note 10—Net Loss Per Share Attributed to Common Shares

Net loss per share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net loss attributable to common shareholders
Net loss	$(2,362)	$(2,642)	$(5,347)	$(6,584)
Accrued dividends and accretion on redeemable preferred stock	(3,798)	(3,505)	(7,447)	(6,967)

Net loss attributable to common shareholders	$(6,160)	$(6,147)	$(12,794)	$(13,551)

Weighted average shares outstanding
Weighted average shares outstanding	37,265	37,310	37,297	37,512
Weighted average shares subject to repurchase agreements	(458)	(1,225)	(546)	(1,288)
Weighted average shares held in escrow related to acquisitions	—	—	—	(41)

Shares used in the computation of basic and diluted net loss attributable to common shareholders	36,807	36,085	36,751	36,183

Basic and diluted net loss per share attributable to common shareholders	$(0.17)	$(0.17)	$(0.35)	$(0.37)

At June 30, 2007 and 2006, there were 114.9 million and 113.8 million, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive. The weighted average exercise prices of the potential common shares excluded from the determination of diluted net loss per share at June 30, 2007 and 2006 were $2.70 and $2.99, respectively.

Note 11—Comprehensive Loss

The following table sets forth the Company’s comprehensive loss for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net loss attributable to common shareholders	$(6,160)	$(6,147)	$(12,794)	$(13,551)
Foreign currency translation adjustments	53	422	355	821

Comprehensive loss	$(6,107)	$(5,725)	$(12,439)	$(12,730)

There were no tax effects allocated to any components of other comprehensive loss during the three and six months ended June 30, 2007 and 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following disclosure contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” “proposed,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our ability to operate in the future, our ability to obtain funding, the adequacy and accessibility of funds to meet anticipated operating and capital needs, our future strategic, operational and financial plans, possible financing, strategic or business combination transactions, anticipated or projected revenues for our overall business or specific parts of our business, expenses and operational growth, markets and potential customers for our products and services, the continued seasonality of our business, development and timing of release of new and upgraded products and service offerings, plans related to license terms, sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, our litigation strategy, use of future revenues, the features, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense management, the effect of the repayment of debt, the significance of non-cash charges we may incur related to stock-based compensation, and our ability to improve our internal control over financial reporting. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, failure to meet sales and revenue forecasts, our management of expenses and restructuring activities, failure to obtain additional financing or to restructure our currently outstanding debt and preferred stock, on favorable terms or at all, inability to fund any cash deficits in our domestic operations with cash from abroad, the effect of the conversion of our preferred stock, the liquidation preference of our preferred stock, the accrual of dividends for our preferred stock, risks associated with our internal controls over financial reporting and our ability to address any material weaknesses in our internal controls over financial reporting, difficulties of forecasting future results due to our evolving business strategy, the emerging nature of the market for our products and services, turnover within and integration of senior management, board of directors, members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, general economic conditions in markets in which we do business, risks associated with our international operations, inability to predict future trading prices of our common stock which have fluctuated significantly in the past, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Overview

We deliver software and services that enable the rapid deployment of highly scalable value-added solutions for messaging and identity management. Our messaging and identity management solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs. These solutions also provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. Our identity management solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates, and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, suppliers, and customers.

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

Hosted services. Our hosted service is comprised of our usenet newsgroup hosting service which we call Supernews.

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

Restructuring Initiatives

We have operated at a loss since our inception and as of June 30, 2007, we had an accumulated deficit of approximately $2.3 billion, which includes a $1.3 billion charge for impairment of goodwill and other long-lived assets that we recorded in fiscal year 2000. We have undertaken numerous restructuring initiatives in an effort to align our operating structure not only to the business and economic environments through which we have operated but also in response to our changing business in an effort to generate net income. Our restructuring activities in 2006 and 2005 were as follows:

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

Liquidity and Capital Resources

We have operated at a loss since inception and our history of losses from operations and cash flow deficits, in combination with our cash balances, raise concerns about our ability to fund our operations. We have focused on capital financing initiatives in order to maintain current and planned operations. Our primary sources of capital have come from both debt and equity financings that we have completed over the past several years and the sale of the Hosted Assets in January 2006. In 2003 and 2004, we secured additional funds through several rounds of financing that involved the sale of senior secured convertible notes all of which converted into Series E preferred stock in 2004. In the third quarter of 2004, we completed a rights offering, and, in the fourth quarter of 2004 resulting in aggregate proceeds to the Company of approximately $4.0 million, we secured and drew $11.0 million from an $18.0 million round of 13.9% debt financing and in March 2005, we drew down the remaining $7.0 million. We are not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in June 2008, at which time all principal and interest will become due. In January 2006, we sold our Hosted Assets for $6.3 million, and in 2006 we received from amounts held in escrow $1.1 million in connection with the satisfaction of certain post-closing conditions related to the sale. Additionally, in January 2007 we received $0.1 million, the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied.

Our principal sources of liquidity include our cash and cash equivalents. As of June 30, 2007, we had cash and cash equivalents available for operations totaling $7.8 million, of which $5.8 million was located in accounts outside the United States and which is not readily available for our domestic operations. Accordingly, at June 30, 2007 our readily available cash resources in the United States were $2.0 million. Additionally, as of June 30, 2007, we had cash collateralized letters of credit totaling approximately $0.2 million which is recorded as restricted cash on our balance sheet and is not readily available for our operations.

If we are unable to significantly increase our revenues, reduce the amount of cash used by our operating activities and generate positive cash flow from our operating activities, we will need to raise additional funds or undertake additional restructuring initiatives to continue our operations. We believe that our existing capital resources are not sufficient to fund our current operations beyond the second quarter of 2008. Additionally, as we approach the June 2008 maturity of the 13.9% Notes, we will need to restructure our debt to delay the maturity date or seek additional financing in order to pay the 13.9% Notes. As of June 30, 2007, the outstanding principal and interest on these notes was $25.0 million. We also will need to restructure our outstanding preferred stock in order to delay the redemption of these preferred shares beyond their current redemption date in July 2008 otherwise. If the redemption date is not extended, in July 2008 we will also be required to redeem our outstanding shares of our Series D and Series E preferred stock to the extent the payment of cash to redeem shares is permitted by applicable law at that time. Based on the currently outstanding number of shares of Series D and Series E preferred stock, we would be required to pay an aggregate of $161.7 million in July 2008. The holders of a majority of our outstanding preferred stock are also the holders of a majority of our 13.9% Notes. We may be unable to agree on a restructuring of the 13.9% Notes or the Series D and Series E preferred stock with the holders of these existing commitments. Moreover, we must obtain the consent from the holders of two-thirds in principal amount of the outstanding 13.9% Notes and the preferred stockholder in order to incur additional indebtedness. Even if the holders of the 13.9% Notes and the Series D and Series E preferred stock consent to the incurrence of additional indebtedness, such financing may not be available in sufficient amounts or on terms acceptable to us. We do not believe additional equity financing on terms reasonably acceptable to us is currently available. Additionally, our common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market. We believe our listing on the OTC Bulletin Board, and our low stock price, greatly impair our ability to raise additional capital through equity or debt financing. See discussion of liquidity in our “Risk Factors.”

We continually evaluate potential acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize our cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. These alternatives could increase liquidity through the infusion of investment capital by third-party investors or decrease liquidity as a result of our seeking to fund expansion into these markets. Such expansions might also cause an increase in capital expenditures and operating expenses. For the long-term, we believe future improvements in our operating activities and additional financing will be necessary to provide the liquidity and capital resources sufficient to support our business. Additionally, in the past, we have elected to divest or discontinue certain business operations through termination, sale or other disposition. For example, in January 2006, we sold substantially all of the assets relating to our hosted messaging business which contributed to a decline in our revenues for the year ended December 31, 2006 as compared to the previous year ended December 31, 2005. Furthermore, we may choose to divest certain business operations based on our management’s perception of their strategic value to our business, even if such operations have been profitable historically. Decisions to eliminate or limit certain business operations have involved in the past, and could in the future involve, the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.

The following table sets forth our net losses attributable to common shareholders and the cash used by our operating activities for the periods indicated:

	Three months ended June 30,		Change		June 30, Six months ended		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands)
Net loss attributable to common shareholders	$(6,160)	$(6,147)	$(13)	0%	$(12,794)	$(13,551)	$757	-6%
Net cash provided (used) by operating activities	(3,508)	757	(4,265)	-563%	(5,778)	(3,323)	(2,455)	74%

Cash and cash equivalents

The following table sets forth our cash and cash equivalents balances as of the dates indicated:

	At June 30, 2007	At December 31, 2006	Change
			$	%
	(in thousands)
Cash and cash equivalents	$7,830	$14,542	$(6,712)	-46%

Total cash and cash equivalents decreased during the six months ended June 30, 2007 primarily as a result of the cash used by our operating and investing activities as set forth in the table below (in thousands):

Beginning balance at December 31, 2006	$14,542
Net cash used by operating activities	(5,778)
Net cash used by investing activities	(696)
Net cash used by financing activities	(12)

Net decrease in cash and cash equivalents	(6,486)
Effect of exchange rates on cash and cash equivalents	(226)

Ending balance at June 30, 2007	$7,830

Net cash used by operating activities. Our operating activities used cash during the six months ended June 30, 2007. This cash was used to support our net loss of $5.3 million which, when adjusted for non-cash items such as: an increase in our provision for doubtful accounts of $0.1 million, depreciation and amortization of $1.0 million, a $0.1 million gain due to the decrease in the fair value of embedded derivative liabilities, amortization of stock-based expenses of $0.1 million and accrued interest and accretion on our 13.9% Notes of $2.1 million; totaled $2.5 million. Additionally, cash was used by our operating activities in connection with a $3.3 million net change in assets and liabilities. This change is primarily due to a $8.1 million increase in accounts receivable partially offset by a $3.9 million increase in deferred revenue and a $0.7 million increase in income and other tax liabilities as well as a $0.1 million gain on the sale of the Hosted Assets.

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

	June 30, 2007	December 31, 2006	Change
			$	%
	(in thousands, except % change; DSOs in days)
Accounts receivable, net	$19,020	$10,283	$8,737	85%
DSOs	141	74	67	91%

Accounts receivable balances and DSOs increased primarily due to an increased proportion of accounts receivable from a particular region whose customers typically have 90 to 120 day payment terms, as is customary in such region, and certain customers in Europe stretching their payment terms.

During the six months ended June 30, 2006, our operating activities used $3.3 million of cash primarily used to support our net loss of $6.6 million which, when adjusted for non-cash items such as: depreciation and amortization of $ 1.3 million, a $0.5 million gain due to the decrease in the fair value of embedded derivative liabilities, amortization of stock-based expenses of $0.4 million and gain on the sale of the Hosted Assets of $2.0 million; totaled $7.4 million. Additionally, cash was used by our operating activities in connection with a $2.9 million increase in accounts receivable, however, this use of cash was partially offset by a $3.9 million increase in deferred revenue, primarily a result of maintenance and third-party software billings for which the related revenue will be recognized ratably over the related service period, an increase in our accounts payable of $1.4 million as a result of improved payables management and a decrease of $1.4 million in other assets.

A number of non-cash items, such as depreciation and amortization, stock-based expenses, deferred interest on debt and certain restructuring charges have been charged to expense and impacted our net results during the three and six months ended June 30, 2007 and 2006. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows. Our operating cash flows will be impacted in the future based on our operating results, our ability to collect our accounts receivable on a timely basis, and the timing of payments to our vendors for accounts payable.

Net cash used by investing activities. Our investing activities used $0.7 million of cash during the six months ended June 30, 2007 primarily as a result of purchases of equipment totaling $0.8 million used to support our hosted usenet newsgroup service infrastructure and research and development efforts partially offset by $0.1 million received in connection with the sale of the Hosted Assets. During the six months ended June 30, 2006, our investing activities provided $4.0 million of cash primarily as a result of cash proceeds totaling $4.5 million from the sale of the Hosted Assets. The cash provided from the proceeds of the sale was partially offset by purchases of equipment totaling $0.6 million primarily used to support our remaining hosted news group service infrastructure and research and development efforts. We believe we will be required to continue to make investments in capital equipment during 2007 and in 2008 and we expect to fund these purchases through the use of our available cash resources. We do not believe leasing arrangements on terms we find reasonably acceptable are currently available.

Net cash used by financing activities. Our financing activities used $12,000 and $24,000 of cash during the six months ended June 30, 2007 and 2006, respectively, in connection with certain leased equipment.

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

Contractual Obligations and Commitments

The table below sets forth our significant cash obligations and commitments as of June 30, 2007.

		Year ended December 31,
	Total	2007(a)	2008	2009	2010	2011	Thereafter
	(in thousands)
Redeemable preferred stock (b)	161,651	—	161,651	—	—	—	—
13.9% Notes (c)	28,681	—	28,681	—	—	—	—
Operating lease obligations	8,001	1,410	1,579	1,230	1,127	1,062	1,593
Capital lease obligations	13	13	—	—	—	—	—
Other purchase obligations (d)	1,686	910	776	—	—	—	—

	200,031	2,332	192,687	1,230	1,127	1,062	1,593

(a)	Amounts for remaining six months ending December 31, 2007.
(b)	Includes dividends totaling $30.2 million (see also Note 4—Redeemable Preferred Stock in the Notes to Consolidated Financial Statements) due in July 2008.
(c)	Includes interest totaling $10.7 million due in June 2008.
(d)	Represents certain contractual obligations related to royalty obligations incurred in connection with sales of third-party software products, the future purchase of maintenance related to hardware and software products being utilized within engineering and hosted usenet newsgroup operations, the management of data center operations and network infrastructure storage for our hosted usenet newsgroup operations and the use of third-party developers.

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

The following table sets forth our results of operations for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands, except per share amounts, unaudited)
Net revenue
Software licensing	$3,820	$3,481	$339	10%	$8,001	$6,409	$1,592	25%
Hosted services	1,001	1,167	(166)	-14%	2,509	2,389	120	5%
Professional services	2,741	2,828	(87)	-3%	4,823	5,403	(580)	-11%
Maintenance and support	4,577	4,548	29	1%	9,030	8,837	193	2%

Total net revenue	12,139	12,024	115	1%	24,363	23,038	1,325	6%
Cost of net revenue
Software licensing	923	1,060	(137)	-13%	2,469	2,366	103	4%
Hosted services	713	758	(45)	-6%	1,480	1,535	(55)	-4%
Professional services	1,997	2,220	(223)	-10%	4,014	4,196	(182)	-4%
Maintenance and support	1,415	1,224	191	16%	2,784	2,518	266	11%

Total cost of net revenue	5,048	5,262	(214)	-4%	10,747	10,615	132	1%

Gross profit	7,091	6,762	329	5%	13,616	12,423	1,193	10%

Operating expenses
Selling and marketing	3,102	3,326	(224)	-7%	6,256	6,816	(560)	-8%
Research and development	2,486	2,525	(39)	-2%	4,719	4,845	(126)	-3%
General and administrative	2,503	3,019	(516)	-17%	5,721	6,288	(567)	-9%
Restructuring expense	81	126	(45)	-36%	129	1,041	(912)	-88%
Gain on sale of assets	(2)	—	(2)	0%	(129)	(1,971)	1,842	-93%

Total operating expenses	8,170	8,996	(826)	-9%	16,696	17,019	(323)	-2%

Operating loss	(1,079)	(2,234)	1,155	-52%	(3,080)	(4,596)	1,516	-33%

Other income, net	168	537	(369)	-69%	59	78	(19)	-24%
Interest expense, net	(1,041)	(900)	(141)	16%	(2,062)	(1,753)	(309)	18%

Loss before provision for income taxes	(1,952)	(2,597)	645	-25%	(5,083)	(6,271)	1,188	-19%
Provision for income taxes	(410)	(45)	(365)	811%	(264)	(313)	49	-16%

Net loss	(2,362)	(2,642)	280	-11%	(5,347)	(6,584)	1,237	-19%
Accretion on mandatorily redeemable preferred stock	(3,798)	(3,505)	(293)	8%	(7,447)	(6,967)	(480)	7%

Net loss attributable to common shareholders	$(6,160)	$(6,147)	$(13)	0%	$(12,794)	$(13,551)	$757	-6%

Basic and diluted net loss per share attributable to common shareholders	$(0.17)	$(0.17)	$0.00	-2%	$(0.35)	$(0.37)	$0.03	-7%

Shares used in the basic and diluted per share calculations	36,807	36,085	722	2%	36,751	36,183	568	2%

•

Software licensing. Software license revenues increased during the three months ended June 30, 2007 as compared to the same period in the prior year primarily due an increase in the volume of licenses for our identity management software platform (marketed as a component of Memova Messaging), as well as increased revenue from a license for Memova Mobile and increased revenue recognized from our Memova Anti-Abuse product offset by decrease in the volume of licensing of our Memova Messaging software platform.

Software license revenues increased during the six months ended June 30, 2007 as compared to the same period in the prior year primarily due an increase in the volume of licenses for our identity management software platform (marketed as a component of Memova Messaging), as well as increased revenue from a license for Memova Mobile and increased revenue recognized from our Memova Anti-Abuse product.

•

Hosted services. Hosted services revenues decreased during the three months ended June 30, 2007 as compared to the same periods in the prior year primarily due to the termination of service by one of our hosted usenet newsgroup customers after having been acquired during the three months ended March 31, 2007 but increased during the six months ended June 30, 2007 primarily due to the early contract buyout during the three months ended March 31, 2007 related to the same customers termination of service.

•

Professional services. Professional services revenues decreased during the three and six months ended June 30, 2007 as compared to the same periods in the prior year primarily a result of fewer engagements.

•	Maintenance and support. Maintenance and support revenues increased slightly during the three and six months ended March 31, 2007.

The following table sets forth our total revenues by region for the three and six months ended June 30, 2007.

	Three months ended June 30,				Change		Six months ended June 30,				Change
	2007		2006		$	%	2007		2006		$	%
	(in thousands)
North America	$2,304	19%	$2,908	24%	(604)	-21%	$4,913	20%	$5,399	23%	(486)	-9%

Europe	9,644	79%	8,907	74%	737	8%	18,825	77%	17,228	75%	1,597	9%
Latin America	58	0%	74	1%	(16)	-22%	282	1%	148	1%	134	91%
Asia Pacific	133	1%	135	1%	(2)	-1%	343	1%	263	1%	80	30%

Subtotal international	9,835	81%	9,116	76%	719	8%	19,450	80%	17,639	77%	1,811	10%

	$12,139	100%	$12,024	100%	$115	1%	$24,363	100%	$23,038	100%	$1,325	6%

International revenues increased in total and as a proportion of total revenue for the three months and six months ended June 30, 2007 as compared to the same period in the prior year primarily due to an increase in the volume of licenses for our messaging and identity management software platforms in Europe as well as increased revenue from a license for Memova Mobile in Europe and increased revenue recognized from our Memova Anti-Abuse product in Europe.

COST OF NET REVENUES AND GROSS MARGIN

Cost of net revenues decreased during the three months ended June 30, 2007 as compared to the same period in the prior year primarily due to decreased professional services, software licensing and hosted services costs partially offset by increased maintenance and support costs but increased for the six months ended June 30, 2007 as compared to the same period in the prior year primarily due to increased maintenance and support and software licensing costs partially offset by reduced professional services and hosted services costs.

•

Software licensing. Software license cost of revenues consists primarily of royalties that we pay to third-parties for the resale of their product or related to third-party technologies incorporated in our products, Memova Mobile and Memova Anti-Abuse in particular. Software license cost of revenues decreased during the three months ended June 30, 2007 as compared to the same period in the prior year primarily as a result of reduced third-party royalty costs from the three months ended March 31, 2007.

Software license cost of revenues increased during the six months ended June 30, 2007 as compared to the same period in the prior year primarily due to increased royalty costs associated with the third-party products we resell as well as increased royalty costs in connection with the increased revenues from Memova Mobile and Memova Anti-Abuse.

•

Hosted services. Hosted services cost of revenues consists primarily of costs incurred in the delivery and support of our usenet newsgroup service, including employee related costs, depreciation expenses, Internet co-location and connection fees, hardware maintenance costs as well as other direct and allocated costs. Hosted services costs decreased during the three and six months ended June 30, 2007 as compared to the same period in the prior year primarily as a result of lower facility and IT costs.

•

Professional services. Professional services cost of revenues consists primarily of employee related and third party contractor costs providing installation, migration, training services and custom engineering for our licensed solutions as well as other direct and allocated indirect costs. Professional services costs decreased during the three months ended June 30, 2007 as compared to the same period in the prior year primarily due to a $0.1 million decrease in commission costs which resulted from lower revenues as well as a $0.1 million decrease in employee costs. Total professional services employees decreased to an average of 51 employees for the three months ended June 30, 2007 from an average of 57 for the same period in the prior year.

Professional services costs decreased during the six months ended June 30, 2007 as compared to the same period in the prior year primarily due to a $0.3 million decrease in employee costs offset by a $0.1 million increase in commission costs as a result of over achievement of commission quotas in certain regions for the three months ended March 31, 2007. Total professional services employees decreased to an average of 52 employees for the six months ended June 30, 2007 from an average of 57 for the same period in the prior year.

•

Maintenance and support. Maintenance and support cost of revenues consists primarily of employee related and third party contractor costs related to the customer support functions for our licensed solutions as well as other direct and allocated indirect costs. Maintenance and support costs increased during the three and six months ended June 30, 2007 as compared to the same period in the prior year primarily due to increased labor and facility and IT costs.

Our total gross margin, which is gross profit divided by total net revenue, increased to 58% during the three months ended June 30, 2007, as compared to 56% during the same period in the prior year. This increase is primarily due to increased software license revenues, reduced third party royalty costs and lower employee costs in professional services group partially offset by higher labor and facility and IT costs in support and maintenance. Our total gross margin increased to 56% during the six months ended June 30, 2007, as compared to 54% during the same period in the prior year. This increase is primarily due to a decreased proportion of revenue from the resale of third-party products, which carry a lower margin than our Memova products, as well as the increase in hosted services revenues due to the early contract buyout with no associated costs, partially offset by increased labor and facility and IT costs in support and maintenance.

OPERATING EXPENSES

Total operating expenses decreased during the three months ended June 30, 2007 as compared to the same periods in the prior year primarily due to reduced selling and marketing costs, research and development costs, general and administrative expense and restructuring costs. Total operating expenses decreased during the six months ended June 30, 2007 as compared to the same periods in the prior year primarily due to reduced selling and marketing costs, research and development, general and administrative expense and restructuring costs offset by the reduced gain on the sale of our Hosted Assets.

•

Selling and marketing. Selling and marketing expense consists primarily of employee costs, including commissions, as well as travel and entertainment, third party contractor costs, advertising, public relations, other marketing related costs as well as other direct and allocated costs. Selling and marketing expenses decreased during the three months ended June 30, 2007 as compared to the same period in the prior year primarily as a result of a $0.2 million decrease in employee related costs, a $0.1 million decrease in recruiting costs, $0.1 million decrease in depreciation costs offset a $0.1 million increase in third-party contractor costs as well as a $0.1 million increase in commission costs as a result of increased revenues. Total selling and marketing employees decreased to an average of 36 employees for the three months ended June 30, 2007 from an average of 44 for the same period in the prior year.

Selling and marketing expenses decreased during the six months ended June 30, 2007 as compared to the same period in the prior year primarily as a result of a $0.3 million decrease in employee related costs, a $0.1 million decrease in recruiting costs, a $0.1 million decrease in facility and IT related costs and a $0.1 million decrease in depreciation costs partially offset by a $0.2 million increase in commission costs as a result of increased revenues. Total selling and marketing employees decreased to an average of 36 employees for the six months June 30, 2007 from an average of 46 for the same period in the prior year.

•

Research and development. Research and development expense consists primarily of employee related costs, depreciation and amortization of capital equipment associated with research and development activities, facility related costs, third-party contractor costs as well as other direct and allocated costs. Research and development expenses decreased during the three months ended June 30, 2007 as compared to the same period in the prior year primarily as a result of a $0.2 million decrease in facility and IT costs and $0.1 million decrease in depreciation expense offset by an increase in employee related expenses. Total research and development employees decreased to an average of 69 employees for the three months ended June 30, 2007 from an average of 74 for the same period in the prior year.

Research and development expenses decreased during the six months ended June 30, 2007 as compared to the same period in the prior year primarily as a result of a $0.2 million decrease in facility and IT costs and a $0.2 million decrease in depreciation expense offset by an increase in employee related expenses. Total research and development employees decreased to an average of 72 employees for the six months ended June 30, 2007 from an average of 73 for the same period in the prior year.

•

General and administrative. General and administrative expense consists primarily of employee-related costs, fees for outside professional services, insurance and other direct and allocated indirect costs. General and administrative expenses decreased during the three months ended June 30, 2007 as compared to the same period in the prior year primarily as a result of a $0.2 million decrease in employee related costs, a $0.1 million decrease in outside accounting fees, a $0.2 million decrease in taxes and licenses, which primarily resulted from an accrual during the three months ended June 30, 2006 for interest on a California sales and use tax audit liability, a $0.1 million decrease in temp and contractor costs and a $0.1 million decrease in stock-based compensation partially offset by a $0.2 million increase in legal costs and a $0.2 million increase in depreciation costs. Total general and administrative employees decreased to an average of 47 employees for the three months ended June 30, 2007 from an average of 49 for the same period in the prior year.

General and administrative expenses decreased during the six months ended June 30, 2007 as compared to the same period in the prior year primarily as a result of a $0.3 million decrease in employee related costs, a $0.3 million decrease in outside accounting fees, a $0.3 million decrease in taxes and licenses which primarily resulted from an accrual during the three months ended June 30, 2006 for interest on a California sales and use tax audit, a $0.1 million decrease in general insurance costs, a $0.1 million decrease in temps and contractor costs and a $0.2 million decrease in stock based expenses partially offset by a $0.5 million increase in legal costs and a $0.3 million increase in depreciation costs. Total general and administrative employees decreased to an average of 47 employees for the six months ended June 30, 2007 from an average of 52 for the same period in the prior year.

•

Restructuring expense. Restructuring expenses consist primarily of employee severance costs as well as facility and operations consolidation and lease termination costs incurred primarily as a result of our restructuring actions. The following table provides additional information with respect to the types of restructuring charges included in our operating expenses for the periods indicated:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands)
Employee severance benefits	$—	$29	$(29)	-100%	$—	$982	$(982)	-100%
Facility and operations consolidations	81	97	(16)	-16%	129	59	70	119%

	$81	$126	$45	56%	$129	$1,041	$912	707%

During the three and six months ended June 30, 2007, we recorded restructuring expense primarily related to the closure of an office in the United Kingdom and the transition of our U.S. accounting operations to Ireland. At June 30, 2007, we carried a remaining restructuring liability of $25,000, the majority of which is expected to be utilized by September 30, 2007.

•

Gain on the Sale of Hosted Assets. During the six months ended June 30, 2007, we recorded a gain of approximately $0.1 million associated with the sale of the Hosted Assets. The gain decreased in the three and six months ended June 30, 2007 as compared to the same period in the prior year because the initial sale and payment was received in the three months ended March 31, 2006 and the gain during the three months ended March 31, 2007 is the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied. See also Note 8 – Sale of Hosted Assets in the Notes to Condensed Consolidated Financial Statements.

OTHER INCOME, NET

Other income, net consists primarily of gains and losses on foreign exchange transactions and changes in the fair value of the embedded derivatives in the Series D preferred stock that we issued in connection with a financing transaction in December 2001 and the Series F preferred stock warrants that we issued in connection with the 13.9% Notes financing transaction in 2004 and 2005. The following table sets forth the components of other income, net for the periods indicated.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands)
Foreign exchange gain (loss)	$77	$(197)	$274	-139%	$(144)	$(483)	$339	-70%
Gain from changes in the fair value of embedded derivative instruments	30	634	(604)	-95%	142	514	(372)	-72%
Other	61	100	(39)	-39%	61	47	14	30%

	$168	$537	$369	220%	$59	$78	$19	32%

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

In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the derivatives to their fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. The estimated fair value of the embedded derivative at June 30, 2007 was $0.5 million.

INTEREST EXPENSE, NET

Interest expense, net consists primarily of interest earned on our cash and cash equivalents, interest expense and amortization of the debt discount and issuance costs related to the 13.9% Notes and interest on certain capital leases and other long-term obligations. The following table sets forth the components of interest expense, net for the periods indicated:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands)
Interest income	$106	$110	$(4)	-4%	$183	$245	$(62)	-25%
13.9% Notes interest expense	(838)	(731)	(107)	15%	(1,639)	(1,430)	(209)	15%
Amortization of debt discount and issuance costs	(242)	(228)	(14)	6%	(481)	(452)	(29)	6%
Capital leases and other long-term obligations	(67)	(51)	(16)	31%	(125)	(116)	(9)	8%

	$(1,041)	$(900)	$141	-14%	$(2,062)	$(1,753)	$309	-15%

Interest expense, net, increased primarily due to the increased interest expense related to our 13.9% Notes and decreased interest income as a result of our decreased cash balances.

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

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands)
Accrued dividends	$1,899	$1,899	$—	0%	$3,798	$3,800	$(2)	0%
Accretion to the redemption value and of the beneficial conversion feature	1,899	1,606	293	18%	3,649	3,167	482	15%

	$3,798	$3,505	$(293)	-8%	$7,447	$6,967	$(480)	-6%

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (FIN 48) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure and transition. Our policy is to recognize interest and penalties related to uncertain tax positions in our provision for income tax expense if warranted. After the adoption of FIN 48, our tax assets and liabilities did not differ from the assets and liabilities before adoption, therefore, we did not record any cumulative effect adjustment as of the adoption date. In addition, consistent with the provisions of FIN 48, we classified $3.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 , which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on our financial position and results of operations.

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

The following table presents the hypothetical changes in fair value in the 13.9% Notes at June 30, 2007. The value of the instrument is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (bps), 100 bps and 150 bps over a twelve-month time horizon. The base value represents the estimated traded fair market value of the notes.

	Valuation of borrowing given an interest rate decrease of X basis points			No change in interest	Valuation of borrowing given an interest rate increase of X basis points
	150 bps	100 bps	50 bps	rate	50 bps	100 bps	150 bps
	(in thousands)
13.9% Notes	$15,371	$15,330	$15,290	$15,250	$15,210	$15,170	$15,131

As of June 30, 2007, we had cash and cash equivalents of $7.8 million and no investments in marketable securities and our long-term obligations consisted of our $18.0 million three year, 13.9% Notes due June 2008 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty; however, our exposure to foreign currency exchange rate risk is primarily associated with fluctuations in the Euro. We realized a net loss on foreign exchange of $0.1 million during the three months ended June 30, 2007. Our foreign exchange gain (loss) is primarily driven by the revaluation of our foreign entities assets and liabilities, which are not U.S. dollar denominated. In general, as the U.S. dollar loses value against the currencies of our foreign entities, a foreign currency loss will be generated, however; as the U.S. dollar increases in value against the currencies of our foreign entities, a foreign currency gain will be generated. The amount of the loss or gain in any period is a result of the value of the U.S. dollar against such currencies and the asset and liability balances of our foreign entities. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the

Securities Exchange Act of 1934 (the Exchange Act) designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in United States Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting as of December 31, 2004, have not yet been remediated, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of June 30, 2007. Notwithstanding the material weaknesses described above, management believes the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Change in Accelerated Filer Status

On December 21, 2005 the SEC issued Release No. 33-8644 “Revisions to Accelerated Filer Definition and Accelerated Deadlines For Filing Periodic Reports.” On December 15, 2006, the SEC issued Release No. 33-8760 “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers and Newly Public Companies.” In accordance with the provisions of these releases, management was not required to, and did not, include in our Annual Report on Form 10-K for the fiscal years ending on our after December 31, 2005, an assessment of the effectiveness of our internal control over financial reporting.

Management’s Remediation Initiatives

Although we have not reported on the effectiveness of our internal control over financial reporting since our Annual Report on Form 10-K for the year ended December 31, 2004, we take our internal control over financial reporting and our system of disclosure controls and procedures very seriously.

Accordingly, during 2005, 2006 and the six months ended June 30, 2007 we made the following changes to our system of internal controls:

(a)	In an effort to address the inadequate controls over access to financial applications and data, during the three months ended March 31, 2005, we began requiring passwords, which are changed every 90 days, to access critical systems and financial applications.

(b)	During the three month period ended September 30, 2005, we engaged an external third-party as our expert resource to assist us in the application of generally accepted accounting principles to our significant non-routine accounting transactions. In addition to requiring password changes to access critical systems and financial applications to address inadequate controls over access to financial applications and data, we implemented monthly reviews of our employee’s access to critical systems and financial applications and change control procedures with respect to our critical systems and financial applications.

(c)	During the three months ended December 31, 2005, we:

•	Implemented an IT security and acceptable use policy;

•	Implemented a change management and monitoring procedures for Critical Path’s corporate infrastructure;

•	Implemented a quarterly review process for access to critical IT systems;

•	Deployed an employee record system to track employee access and separation requests;

•	Upgraded firewall infrastructure to eliminate the non-supported systems;

•	Completed external vulnerability testing for key corporate offices;

•	Moved critical servers to facilities where systems can be protected by universal power supply and fire suppression systems; and

•	Completed a risk assessment of critical systems and developed risk mitigation plans for each environment.

(d)	During the three months ended December 31, 2006, we transitioned our U.S. accounting operations to Dublin, Ireland, which reduces our significant accounting locations from four at December 31, 2004 to two upon completion of the transition. Additionally, in October 2006 we completed the evaluation and selection of new core business software related to accounting and professional services. We implemented the new accounting software in our Dublin, Ireland subsidiary during the fourth quarter of 2006.

(e)	During the three months ended March 31, 2007, we implemented the new accounting software in our Turin, Italy subsidiary and we expect to have implemented the new professional services software on a worldwide basis by September 2007. We believe these actions will facilitate the application of uniform accounting controls and processes among our locations when implemented, and will be key to the remediation of items (2) and (4) in the above section titled “Evaluation of Disclosure Controls and Procedures.”

We intend to continue to devote resources to the improvement of our internal control over financial reporting and our system of disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Action in the Superior Court of San Diego. In April 2006, we were added as a named defendant in a lawsuit previously filed by a former shareholder of Extricity, Inc. against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us and various other unnamed defendants. In February 2007, the plaintiff filed a third amended complaint, which for the first time contains certain allegations and claims raised against us. The complaint alleges that certain of the named defendants including us, as Peregrine’s customers, engaged in fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with U.S. GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Extricity’s merger with Peregrine. We believe the allegations continue to be without merit and intend to defend ourselves vigorously. We filed a demurrer to all claims, however, the court in a recent tentative ruling found the plaintiff’s allegations to be sufficient for the pleading stage, subject to further factual discovery. We have not recorded a liability against this claim as of June 30, 2007.

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed against us, and certain of our former officers and directors and underwriters connected with our initial public offering (IPO) of common stock in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.). The purported class action complaints were filed by individuals who allege that they purchased our common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased our common stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. We reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involved no monetary payment by us and no admission of liability.

A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006, and the district court took the matter under submission. Meanwhile the consolidated case against the underwriters proceeded. On October 13, 2004, the district court had certified a class in the underwriters’ proceeding. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. The plaintiffs are due to submit amended complaints in August and the issue of a new class definition for certification will be heard in the fall. In the meantime, the issuer defendants, including us, are working to reinstate the settlement agreement with the plaintiffs on substantially the same terms. We have not recorded a liability against this claim as of June 30, 2007.

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

If we are unable to significantly increase our revenues, reduce the amount of cash used by our operating activities and generate positive cash flow from our operating activities, we will be required to raise additional funds or undertake additional restructuring initiatives to continue our operations. We do not believe we have sufficient capital resources to fund our current operations beyond the second quarter of 2008. Additionally, as we approach the June 30, 2008 maturity of the $18.0 million principal amount of our 13.9% Notes we will need to restructure our debt to delay the maturity date or seek additional financing in order to satisfy payment of the 13.9% Notes upon maturity. We will also be required to redeem our outstanding preferred stock in July 2008, which could require us to pay a substantial amount of cash to our holders of preferred stock to the extent permitted by law. As we approach the redemption date, we will need to modify the terms of our preferred stock to delay redemption of our preferred stock beyond their current redemption date in July 2008. The holders of a majority of our outstanding preferred stock are also the holders of a majority of our 13.9% Notes. However, we may be unable to agree on a restructuring of the 13.9% Notes or the Series D and Series E preferred stock with the holders of these existing commitments. Moreover, in order to incur additional indebtedness, we must obtain the consent from the holders of two-thirds in principal amount of our outstanding 13.9% Notes and our preferred stockholders. Even if we obtain this consent, financing may not be available in sufficient amounts or on terms acceptable to us. The delisting of our common stock from the Nasdaq Global Market and our low stock price also impairs our ability to raise additional capital. Additionally, we face a number of challenges in operating our business and gaining new customers and maintaining existing ones, including our ability to overcome viability questions raised by prospective customers given our current capital needs.

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

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in a given European subsidiary for any reason other than the operation of that subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from that subsidiary to any other foreign or domestic account. Additionally, we may experience occasional funding deficits in our domestic operations during the next 12 months. We would fund any such deficit with resources from our international cash balances, however, due to the restrictions we face on our ability to use cash that we currently hold outside of the United States we may not be able to successfully fund any such deficits from our international cash resources. At June 30, 2007, approximately $2.0 million of cash was readily available for our domestic operations and $5.8 million was held outside of the United States. Our inability to utilize cash outside of the United States could slow our ability to operate and grow our business and reach our business objectives or impair our current operations. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline.

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

In the event of liquidation, dissolution, winding up or change of control of Critical Path, we must repay the principal and accrued interest of the 13.9% Notes and satisfy the liquidation preferences of our outstanding preferred stock. As of June 30, 2007, the aggregate amount of outstanding principal and interest on our 13.9% Notes was $25.0 million. The holders of Series E preferred stock would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such shares before any proceeds from a liquidation, dissolution or winding up is paid with respect to any other series or class of our capital stock. Accordingly, at June 30, 2007, the approximately 48.3 million shares of Series E preferred stock outstanding had an aggregate liquidation preference of approximately $84.9 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5  3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of the approximately 3.5 million shares of outstanding Series D preferred stock would be entitled to receive the greater of $13.75 per share of Series D preferred stock plus all accrued dividends on such shares (which, as of June 30, 2007, would result in an aggregate liquidation preference of approximately $69.0 million) or $22 per share (which currently would equal a liquidation preference of $77.5 million) before any proceeds from the liquidation, dissolution, winding up or change in control is paid to holders of our common stock. The combined liquidation preference of our Series D and Series E preferred stock is $162.4 million. We also would be required to satisfy the liquidation preference of our Series F Redeemable Convertible Preferred Stock (Series F preferred stock) however, as of June 30, 2007, there were no shares of Series F preferred stock outstanding, but there are outstanding warrants to purchase an aggregate of 0.4 million shares of Series F preferred stock. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the holders of our 13.9% Notes have been repaid and the liquidation preferences of our preferred stock are paid in full. Consequently, although we would likely be required under applicable law to obtain the separate class approval of the holders of our common stock for a change of control or the sale of all or substantially all of the shares of Critical Path, it is possible that such a transaction could result in all or substantially all of the proceeds of such transaction being distributed to the holders of our 13.9% Notes and our preferred stock.

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

The debt and significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors as well as the widely disseminated ownership of our common stock could delay, cause, or prevent a change of control or depress our stock price.

As of June 30, 2007, the General Atlantic Investors beneficially own approximately 29.9% of our outstanding securities (which represents approximately 18.5% of the voting power) and the Cheung Kong Investors beneficially own approximately 15.6% of our outstanding securities (which represents approximately 13.2% of the voting power). As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, may have the ability, as shareholders acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could delay or prevent a change in control or depress our stock price.

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

In addition, a significant majority of our outstanding shares of common stock are held by a large number of stockholders that individually own only a nominal amount of our stock. As a result, if we were to submit a non-routine significant transaction to our holders of common stock, as a separate class, for approval, we would need a very large number of stockholders to affirmatively vote in order to approve the transaction. In these instances, because we are a California corporation, any shares that are not voted are counted as votes against the transaction. Given that our common stock is no longer trading on the Nasdaq Global Market and the low trading price of our common stock, the value placed on the investment in our stock by these stockholders may be minimal. As a result, we may be unable to obtain sufficient votes from the holders of our common stock to execute a transaction that is favored by management and a majority of our stockholders that return their votes, if the separate vote of the common stockholders is required.

We will be required to redeem our outstanding preferred stock in July 2008, which could require us to pay a substantial amount of cash to our holders of preferred stock.

We will be required to redeem our outstanding shares of our Series D preferred stock, Series E preferred stock and Series F preferred stock, to the extent any Series F preferred stock is outstanding, in July 2008 to the extent that we have cash legally available to pay for the redemption as determined in accordance with applicable law. We anticipate that we will need to modify the terms of our preferred stock to delay redemption of our preferred stock. However, we may be unable to modify these terms or do so on new terms reasonably acceptable to us. The amount we are required to pay for these shares will be equal to the accreted value of the shares at the time of redemption. As of the redemption date in July 2008, the redemption price per share that we will be required to pay will be $20.58 per share of Series D preferred stock, $1.84 per share of Series E preferred stock and $14.00 plus any accrued dividends per share of Series F preferred stock. If no holders of shares of our preferred stock elect to convert their shares into common stock prior to the redemption date, we would be required to pay an aggregate of $161.7 million in order to redeem the outstanding shares of preferred stock in July 2008. If we do not meet specified criteria under applicable law that allows a corporation to use its cash to redeem outstanding shares of capital stock, we will not be allowed to redeem these shares in July 2008. If we are legally unable to redeem all or any portion of our outstanding preferred stock on the redemption date, the redemption cost of these outstanding preferred shares will continue to increase as these shares will continue to accrue dividends until the shares are either converted or redeemed. Any cash payments we are required to make to redeem our outstanding preferred stock could harm our ability to operate and grow our business or reach our business objectives.

The conversion of our preferred stock would result in a substantial number of additional shares of common stock outstanding, which could decrease the price of our common stock.

Our preferred stock can be converted into common stock at anytime in the discretion of the holder of preferred stock. For example, during the three months ended June 30, 2007, at the request of certain holders of our Series E preferred stock, we converted approximately 465,000 shares of Series E preferred stock into approximately 544,000 shares of common stock. As of June 30, 2007, there were approximately 3.5 million shares of Series D preferred stock outstanding, which were convertible into approximately 46.0 million shares of common stock. In addition, we have approximately 48.3 million shares of Series E preferred stock outstanding, which are convertible as of June 30, 2007, at the option of the holders, into approximately 56.6 million shares of common stock. We also have outstanding warrants to purchase 0.4 million shares of Series F preferred stock which, if exercised, would initially be convertible into approximately 3.9 million shares of common stock. Any conversion of our preferred stock into common stock would increase the number of additional shares of common stock that may be sold into the market, which could substantially decrease the price of our common stock.

As the preferred stock accrues dividends, the number of shares of common stock issuable upon conversion will increase, which may increase the dilution to our holders of common stock and further decrease the price of our common stock.

Currently, shares of Series D preferred stock and shares of Series E preferred stock accrue dividends at a rate of 5 3/4 % per year. If the maximum amount of dividends accrue on the outstanding shares of Series D preferred stock and Series E preferred stock prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 5.2 million shares to approximately 107.8 million shares of common stock. Further, if we are legally unable to redeem the Series E preferred stock and our Series D preferred stock on the redemption date, the value of these preferred shares will continue to accrue dividends and be convertible into an even greater number of shares until such time as they are converted or redeemed.

From time to time we engage in discussions with or receive proposals from third parties relating to a potential change of control of Critical Path.

We may enter into a transaction that constitutes a change of control of Critical Path. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, a merger or a sale of all or substantially all of our assets. We will in the future continue to evaluate potential business combinations or strategic transactions which, if consummated, may constitute a change of control and trigger the repayment of outstanding debt and liquidation preference payments described above.

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

Our listing on the OTC Bulletin Board, and our low stock price, greatly impair our ability to raise additional capital through equity or debt financing, and significantly increase the dilution to our current stockholders caused by any issuance of equity in financing or other transactions. Moreover, even if we were able to raise additional financing, because the price at which we would issue shares in such transactions is generally based on the market price of our common stock, we would need to issue a greater number of shares to raise a given amount of funding.

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

Competition for the products we provide and services we offer is intense. Although we are not aware of any one company that directly competes with every one of our products and services, we face a different set of competitors in each of our lines of business. The primary competitors of our messaging solutions include OpenWave Systems Inc., Sun Microsystems’ Sun ONE software division (formerly iPlanet), Microsoft Corporation, Google, Inc., Comverse, Inc., Mirapoint Inc. and IronPort Systems, Inc., as well as a variety of smaller product suppliers. In the market for mobile email services, we are competing in an emerging market and face new competitors as the market develops. We currently compete with Comverse, Inc., OpenWave Systems, Inc., Seven Networks, Inc. and Oz Communications, Inc. as well as with small, local technology providers such as O3sis IT AG, Inexbee and Axis Mobile; however, we expect to encounter competition from Microsoft Corporation, Yahoo! Inc. and Google Inc. in the future as they seek to mobilize their existing portal services. In the identity management market, we compete primarily with Sun Microsystems’ Sun ONE software division (formerly iPlanet), IBM Corporation, Microsoft Corporation, Novell Corporation, Siemens Corporation and Computer Associates, as well as various small identity management application vendors. If our existing customers and other consumers prefer the products and services offered by our competitors over ours, our revenues will decline.

Competition continues to increase as current competitor’s increase the sophistication of their offerings, as new participants enter the market and as the market continues to grow, becoming increasingly attractive. Many current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Given our limited capital resources, we may be unable to spend the necessary capital to offer services comparable to our competitors or to improve our product offering to compete effectively. For example, our hosted usenet newsgroup service may require significant capital investment in order to remain competitive. Any delay in the development or introduction of products or services or updates, would also allow additional time for our competitors to improve their service or product offerings, and for new competitors to develop messaging and identity management products and services for our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our business to suffer.

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

In addition to the factors set forth above, our financial results on a U.S. GAAP basis have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the three months ended June 30, 2007, we incurred stock-based compensation expense of approximately $0.1 million primarily relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

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

In the past, we have elected to divest or discontinue certain business operations through termination, sale or other disposition. For example, in January 2006, we sold substantially all of the assets relating to our hosted messaging business which contributed to a decline in our revenues for the year ended December 31, 2006 as compared to the previous year ended December 31, 2005. Furthermore, we may choose to divest certain business operations based on our management’s perception of their strategic value to our business, even if such operations have been profitable historically. Decisions to eliminate or limit certain business operations have involved in the past, and could in the future involve, the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.

A limited number of customers and markets account for a high and increasing percentage of our revenues and if we lose a major customer, are unable to attract new customers, or the markets which we serve suffer financial difficulties, our revenues could decline.

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the three months ended June 30, 2007 and for the years ended December 31, 2006 and 2005, our top ten customers accounted for approximately 44%, 41% and 35%, respectively, of our total revenues. During the three months ended June 30, 2007, we did not have any customers which accounted for 10% or more of our total revenues. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

The telecommunications industry during the three months ended June 30, 2007 and years ended December 31, 2006 and 2005, accounted for approximately 32%, 74% and 32%, respectively, of the revenues from our top ten customers. If the relative financial performance of our customers deteriorates, it will impact our sales cycles and our ability to attract new business. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer would reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

Throughout 2007, 2006, 2005 and 2004, we announced a series of changes in our management that included the departure of senior executives and changes in our board of directors. Most recently in August 2007, one of our members of our board of directors resigned and was replaced with a new director, our chief executive officer resigned from that role in June 2007 but remains as chairman, two of our other executive officers departed in 2006, two of our directors joined us in 2005 and many of the members of our current board of directors and senior executives joined us in 2004. Further, we may continue to make additional changes to our senior management team. If our new management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives, which could slow the growth of our business and cause our operating results to decline. For these reasons, our shareholders may lose confidence in our management team and decide to dispose of our common stock, which could cause the price of our common stock to decline.

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

We selectively incorporate or distribute with our software solutions third-party software components licensed under so-called “open source” licenses. Some of these licenses contain requirements that the source code to the modifications or derivative works we create using the open source software must be made available under the terms of a particular open source license granting licensees rights in addition to our commercial licenses. Further, if we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be obligated to make the source code of our proprietary software available to licensees at no charge in order to have continued rights to the open source components. In addition, because technical support is not generally available for most open source software and licensors generally do not provide warranties or controls on the origin of open source software, there is a potential for added development costs and potentially greater risk of infringement claims than using third-party commercial software. If we are obligated to release our proprietary source code or if a third party claims we have infringed its intellectual property rights by using open source software code, our business and financial performance could suffer.

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

We derived 81%, 77% and 74% of our revenues from international sales in the three months ended June 30, 2007 and years ended December 31, 2006 and 2005, respectively. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

If such an ownership change were considered to have occurred, our use of our pre-change net operating losses would generally be limited annually to the product of the long-term tax-exempt rate as of the time the ownership change occurred and the value of our company immediately before the ownership change. (The long-term tax-exempt rate as of June 2007 was 4.91%.) This could increase our federal income tax liability if we generate taxable income in the future. There can be no assurance that the Internal Revenue Service would not be able to successfully assert that we have undergone one or more ownership changes in the preceding three-year period.

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

The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the three months ended June 30, 2007, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $0.13 per share on April 19, 2007 to $0.09 per share on June 18, 2007. Our stock price may further decline or fluctuate in response to any number of factors and events, such as a reduction in the liquidity of our common stock as a result of moving from the Nasdaq Global Market to the OTC Bulletin Board, announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, regardless of our operating performance or other factors.

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

ITEM 6.	EXHIBITS

10.1#	May 7, 2007 Memorandum of Amendment to Employment Agreement by and between the Registrant and Mark Palomba.

10.2#	August 10, 2007 Memorandum of Amendment to Employment Agreement by and between the Registrant and Mark Palomba.

10.3#	August 10, 2007 Memorandum of Amendment to Employment Agreement by and between the Registrant and James Clark.

10.4#	May 7, 2007 Memorandum of Amendment to Employment Agreement by and between the Registrant and Barry Twohig.

10.5#	May 7, 2007 Memorandum of Amendment to Employment Agreement by and between the Registrant and Donald Dew.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate them by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL PATH, INC.

By:	/s/ James A. Clark
James A. Clark
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: August 14, 2007

Exhibit Index

10.1#	May 7, 2007 Memorandum of Amendment to Employment Agreement by and between the Registrant and Mark Palomba.

10.2#	August 10, 2007 Memorandum of Amendment to Employment Agreement by and between the Registrant and Mark Palomba.

10.3#	August 10, 2007 Memorandum of Amendment to Employment Agreement by and between the Registrant and James Clark.

10.4#	May 7, 2007 Memorandum of Amendment to Employment Agreement by and between the Registrant and Barry Twohig.

10.5#	May 7, 2007 Memorandum of Amendment to Employment Agreement by and between the Registrant and Donald Dew.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate them by reference.