Form 10-Q
period 2007-09-30
CRITICAL PATH INC
filed 2007-11-14
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2007, the Company had outstanding 37,682,065 shares of common stock, $0.001 par value per share.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006(a)
	(in thousands, unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,341	$14,542
Accounts receivable, net	10,794	10,283
Prepaid and other current assets	2,680	2,427

Total current assets	24,815	27,252
Property and equipment, net	2,325	2,612
Goodwill	7,766	7,460
Restricted cash	212	212
Other assets	167	467

Total assets	$35,285	$38,003

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,292	$3,995
Accrued compensation and benefits	3,565	3,796
Income and other tax liabilities	1,308	4,079
Other accrued liabilities	8,121	8,962
Deferred revenue	8,066	6,848
Notes payable, short-term	25,638	—
Capital lease and other obligations, current	8	24

Total current liabilities	50,998	27,704
Deferred revenue, long-term	660	229
Notes payable, long-term	—	22,396
Income and other tax liabilities, long-term	3,600	—
Embedded derivative liability	430	612

Total liabilities	55,688	50,941

Redeemable preferred stock	144,821	134,406

Commitments and contingencies (see Note 5)
Shareholders’ deficit
Common stock and additional paid-in-capital, par value $0.001; shares authorized: 200,000; shares issued and outstanding 37,198 and 37,228, respectively	2,170,874	2,181,099
Accumulated deficit	(2,335,495)	(2,326,055)
Accumulated other comprehensive loss	(603)	(2,388)

Total shareholders’ deficit	(165,224)	(147,344)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$35,285	$38,003

(a)	The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts, unaudited)
Net revenues
Software licensing	$3,157	$2,688	$11,158	$9,097
Hosted services	932	1,220	3,441	3,609
Professional services	2,353	2,257	7,176	7,660
Maintenance and support	4,781	4,687	13,811	13,524

Total net revenues	11,223	10,852	35,586	33,890
Cost of net revenues
Software licensing	1,203	1,105	3,672	3,470
Hosted services	756	740	2,236	2,275
Professional services	1,784	1,943	5,798	6,139
Maintenance and support	1,409	1,303	4,193	3,820

Total cost of net revenues	5,152	5,091	15,899	15,704

Gross profit	6,071	5,761	19,687	18,186
Operating expenses
Selling and marketing	3,001	2,728	9,257	9,544
Research and development	2,356	2,375	7,075	7,219
General and administrative	2,595	2,850	8,316	9,140
Restructuring expense	65	137	194	1,178
Gain on sale of assets	—	(1,007)	(129)	(2,978)

Total operating expenses	8,017	7,083	24,713	24,103

Operating loss	(1,946)	(1,322)	(5,026)	(5,917)
Other income (expense), net	(1,033)	469	(974)	547
Interest income (expense), net	(1,058)	(911)	(3,120)	(2,664)

Loss before provision for income taxes	(4,037)	(1,764)	(9,120)	(8,034)
Provision for income taxes	(56)	(280)	(320)	(594)

Net loss	(4,093)	(2,044)	(9,440)	(8,628)
Dividends and accretion on redeemable preferred stock	(3,710)	(3,551)	(11,157)	(10,518)

Net loss attributable to common shareholders	$(7,803)	$(5,595)	$(20,597)	$(19,146)

Basic and diluted net loss per share attributable to common shareholders	$(0.21)	$(0.15)	$(0.56)	$(0.53)

Shares used in the basic and diluted per share calculations	37,375	36,533	36,957	36,248

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net loss	(9,440)	(8,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for allowance for doubtful accounts	(152)	80
Depreciation	1,417	1,276
Stock-based expense	190	550
Gain on sale of certain Hosted Assets	(129)	(2,978)
Amortization of debt issuance costs	118	97
(Gain) Loss on disposal of property and equipment	(7)	17
Change in fair value of embedded derivative liabilities	(182)	(844)
Accrued interest and accretion notes payable	3,242	2,974
Changes in assets and liabilities:
Accounts receivable	193	2,429
Prepaid expenses and other assets	(71)	351
Accounts payable	297	(60)
Accrued compensation and benefits	(231)	1,547
Income and other tax liabilities	993	370
Other accrued liabilities	(1,005)	(3,549)
Deferred revenue	1,649	2,047

Net cash used in operating activities	(3,118)	(4,321)

Cash flows from investing activities
Proceeds from sale of certain Hosted Assets, net of transaction costs of $956 in 2006	129	5,470
Purchases of property and equipment	(1,123)	(1,137)
Restricted cash	—	66

Net cash (used in) provided by investing activities	(994)	4,399

Cash flows from financing activities
Principal payments on note and lease obligations	(16)	(49)

Net cash used in financing activities	(16)	(49)

Net change in cash and cash equivalents	(4,128)	29
Effect of exchange rates on cash and cash equivalents	927	678
Cash and cash equivalents, beginning of period	14,542	18,707

Cash and cash equivalents, end of period	$11,341	$19,414

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CRITICAL PATH, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(in thousands)

	Redeemable preferred stock		Common stock and additional paid in capital	Accumulated deficit and other comprehensive loss	Total
	Amended Series D	Series E
Balance at December 31, 2006	$62,814	$71,592	$2,181,099	$(2,328,443)	$(147,344)
Accretion of dividend on redeemable preferred stock	2,541	3,146	(5,687)	—	(5,687)
Accretion to redemption value for redeemable preferred stock	1,990	3,554	(5,544)	—	(5,544)
Conversion to common stock	—	(816)	816	—	816
Stock-based compensation associated with grants of stock options and restricted stock	—	—	190	—	190
Foreign currency translation adjustments	—	—	—	1,785	1,785
Net loss	—	—	—	(9,440)	(9,440)

Balance at September 30, 2007	$67,345	$77,476	$2,170,874	$(2,336,098)	$(165,224)

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. United States generally accepted accounting principles (U.S. GAAP) requires the Company to make estimates and judgments in several areas, including those related to impairment of intangible assets, revenue recognition ,recoverability of accounts receivable, the fair value of derivative financial instruments, the recording of various accruals (including accruals for restructuring charges), the useful lives of long-lived assets such as property and equipment, income taxes and potential losses from contingencies and litigation. Actual results could differ from those estimates.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation and such reclassifications did not have an effect on the prior period’s net loss attributable to common shareholders.

Liquidity and Capital Resources

The Company has operated at a loss since inception and its history of losses from operations and cash flow deficits, in combination with its cash balances, raise concerns about the Company’s ability to fund its operations. The Company has focused on capital financing initiatives in order to maintain current and planned operations. The Company’s primary sources of capital have come from both debt and equity financings that it has completed over the past several years and the sale of the Hosted Assets in January 2006. In 2003 and 2004, the Company secured additional funds through several rounds of financing that involved the sale of senior secured convertible notes all of which converted into Series E Redeemable Convertible Preferred Stock (Series E preferred stock) in 2004. In the third quarter of 2004, the Company completed a rights offering resulting in aggregate proceeds to the Company of approximately $4.0 million, and, in the fourth quarter of 2004, the Company secured and drew $11.0 million from an $18.0 million round of 13.9% debt financing (the 13.9% Notes) and in March 2005, the Company drew down the remaining $7.0 million. The Company is not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in June 2008, at which time all principal and interest will become due. In January 2006, the Company sold its Hosted Assets for $6.3 million, and later in 2006 the Company received $1.1 million from amounts held in escrow in connection with the satisfaction of certain post-closing conditions related to the sale. Additionally, in January 2007 the Company received $0.1 million, the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied.

The Company’s principal sources of liquidity include its cash and cash equivalents. As of September 30, 2007, the Company had cash and cash equivalents available for operations totaling $11.3 million, of which $8.6 million was located in accounts outside the United States and that is not readily available for its domestic operations. Accordingly, at September 30 2007 the Company’s readily available cash resources in the United States were $2.7 million. Additionally, as of September 30, 2007, the Company had cash collateralized letters of credit totaling approximately $0.2 million which is recorded as restricted cash on its balance sheet and is not readily available for operations.

If the Company is unable to significantly increase its revenues, reduce the amount of cash used by its operating activities and generate positive cash flow from its operating activities, the Company will need to undertake additional restructuring initiatives to continue its operations. The Company believes that its existing capital resources are not sufficient to fund the Company’s current operations beyond the second quarter of 2008. Additionally, as the Company approaches the June 2008 maturity of the 13.9% Notes, the Company will need to restructure its debt to extend the maturity date or seek additional financing in order to pay the 13.9% Notes. As of September 30, 2007, the outstanding principal and interest on these notes was $25.6 million. The Company also will need to restructure its outstanding preferred stock in order to delay the redemption of these preferred shares beyond their current redemption date in July 2008. If the redemption date is not extended, in July 2008 the Company will be required to redeem its outstanding shares of Series D and Series E preferred stock to the extent the payment of cash to redeem shares is permitted by applicable law at that time. Based on the currently outstanding number of shares of Series D and Series E preferred stock, we would be required to pay an aggregate of $161.7 million in July 2008. The Company and the holders of the 13.9% Notes or the Series D and Series E preferred stock may be unable to agree on a structuring of these existing commitments. Moreover, the Company must obtain the consent from the holders of two-thirds in principal amount of the outstanding 13.9% Notes and the preferred stockholders in order to incur additional indebtedness. Even if the holders of the 13.9% Notes and the Series D and Series E preferred stock consent to the incurrence of additional indebtedness, such financing may not be available in sufficient amounts or on terms acceptable to the Company. The Company does not believe additional equity financing on terms reasonably acceptable is currently available. The Company’s common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market. The Company believes its listing on the OTC Bulletin Board, and its low stock price, greatly impair its ability to raise additional capital through equity or debt financing. If the Company’s efforts to significantly increase its revenues are unsuccessful, the Company will reduce the amount of cash used by its operating activities, liquidate assets, implement restructuring initiatives, which may include the previously announced proposal to go private currently under consideration by a special committee of the Company’s Board of Directors, seek the protection of applicable bankruptcy laws or some combination of the foregoing. See discussion of liquidity in the Company’s “Risk Factors.”

The Company continually evaluates potential acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize its cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. These alternatives could increase liquidity through the infusion of investment capital by third-party investors or decrease liquidity as a result of the Company seeking to fund expansion into these markets. Such expansions might also cause an increase in capital expenditures and operating expenses. The Company has no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies. For the long-term, the Company believes future improvements in its operating activities and additional financing will be necessary to provide the liquidity and capital resources sufficient to support its business. Additionally, in the past, the Company has elected to divest or discontinue certain business operations through termination, sale or other disposition. For example, in January 2006, the Company sold substantially all of the assets relating to its hosted messaging business. Furthermore, the Company may choose to divest certain business operations based on the Company’s perception of their strategic value to the Company, even if such operations have been profitable historically. Decisions to eliminate or limit certain business operations have involved in the past, and could in the future involve, the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, facility consolidation and the elimination of revenues along with associated costs, any of which could cause the Company’s operating results to decline and may fail to yield the expected benefits.

The following table sets forth the Company’s net losses attributable to common shareholders and the cash used by its operating activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net loss attributable to common shareholders	$(7,803)	$(5,595)	$(20,597)	$(19,146)
Cash provided by (used in) operating activities	2,660	(998)	(3,118)	(4,321)

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

Note 2—Goodwill

At September 30, 2007, the Company was carrying $7.8 million of goodwill assets which, in accordance with SFAS No. 142, are not amortized. The change in the balance subsequent to December 31, 2006 is due to the revaluation of goodwill balances denominated in foreign currencies.

The Company tests its goodwill assets for impairment annually or on a more frequent basis if events occur or circumstances change that would more likely than not reduce the fair value of any of the Company’s reporting units below their carrying value.

Note 3—Notes Payable

Notes payable at September 30, 2007 and December 31, 2006 consisted only of the Company’s 13.9% Notes. The Company has recorded the 13.9% Notes as a short-term liability at September 30, 2007 since their maturity date is June 30, 2008.

13.9% Notes

In December 2004, the Company issued $11.0 million in principal amount of 13.9% Notes to General Atlantic Partners 74, L.P., Gapstar, LLC, GAP Coinvestment Partners II, L.P., (referred to collectively as the General Atlantic Investors) GAPCO GmbH & Co. KG., Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited (referred to collectively as the Cheung Kong Investors) and Richmond III, LLC (referred to with the General Atlantic Investors and the Cheung Kong Investors collectively as the 13.9% Note Investors). As part of the financing transaction, the Company issued warrants to purchase 235,712 shares of Series F preferred stock at a per share purchase price of $14 per share, which is equivalent to $1.40 per share on a common equivalent basis. In March 2005, the Company issued the remaining $7.0 million of the 13.9% Notes to the 13.9% Note Investors. As part of this financing transaction, the Company issued warrants to purchase an additional 149,998 shares of Series F preferred stock.

On March 5, 2007, the Company and the 13.9% Note Investors entered into an Amendment to Notes (the 13.9% Notes Amendment) whereby the Company and the 13.9% Note Investors agreed to extend the maturity date of all of the 13.9% Notes from December 30, 2007 to June 30, 2008.

The 13.9% Notes accrue interest at a rate of 13.9% per annum; however, the Company is not obligated to make interest payments on the notes prior to their maturity date of June 30, 2008. The 13.9% Notes are due and payable on the earliest to occur of the maturity date (June 30, 2008) or when declared due and payable upon the occurrence of an event of default, or a change of control of the Company.

The $18.0 million in proceeds from the financing transaction were allocated to the 13.9% Notes and warrants based upon their relative estimated fair values. The estimated fair value of the warrants has been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability is being carried on the Company’s balance sheet at its fair value of $60,000 at September 30, 2007.

The 13.9% Notes are carried as a short-term liability on the September 30, 2007 balance sheet as short-term “Notes payable” and were carried as a long-term liability on the December 31, 2006 balance sheet as long-term “Notes payable” as follows:

	At September 30, 2007	At December 31, 2006
	(in thousands)
Proceeds from the issuance of the 13.9% Notes	$18,000	$18,000
Less proceeds allocated to the fair value of the Series F preferred stock warrant derivative instrument	(2,711)	(2,711)
Add accretion to redemption value	2,462	1,735
Add accrued interest	7,887	5,372

Carrying value of the 13.9% Notes	$25,638	$22,396

For the three and nine months ended September 30, 2007, the Company recorded accrued interest of $0.9 million and $2.5 million, respectively. For the three and nine months ended September 30, 2006, the Company recorded accrued interest of $0.8 million and $2.2 million, respectively. These notes are carried at cost and had an approximate fair value of $15.3 million at September 30, 2007.

Note 4—Redeemable Preferred Stock

As of September 30, 2007 and December 31, 2006 redeemable preferred stock was comprised of the following:

	Authorized	September 30, 2007			December 31, 2006
		Issued	Carrying value	Liquidity value	Issued	Carrying value	Liquidity value
	(in thousands, except for amounts authorized and issued)
Series D (a)	4,188,587	3,520,537	$67,345	$77,452	3,520,537	$62,814	$77,452
Series E	68,000,000	48,346,820	77,476	85,954	48,811,945	71,592	83,623
Series F	450,000	—	—	—	—	—	—

	72,638,587	51,867,357	$144,821	$163,406	52,332,482	$134,406	$161,075

(a)	Series D liquidation value at $22 per share. See Series D Cumulative Redeemable Convertible Preferred Stock below.

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

The terms of the Series D preferred stock provides for a preferential return of equity to the Series D preferred stockholders, before any return of equity to the common shareholders, and also provided for the Series D preferred stockholders to participate on a pro rata basis with the common shareholders in any remaining equity, once the preferential return has been satisfied. Under the terms of this provision, the preferential return of equity is equal to the purchase price of the Series D preferred stock plus all dividends that would have accrued during the term of the preferred stock, even if a change in control occurs prior to the redemption date. The right to receive a preferential return lapses if either: (i) Critical Path is sold for a price per share of Series D preferred stock, had each such share been converted into Common Stock prior to change in control of at least four times the Accreted Value, or (ii) Critical Path’s stock trades on NASDAQ for 60 days prior to the change-in-control at an average price of not less than four times the Accreted Value. As part of the Company’s November 2003 private placement of the 10% Senior Notes, the Company received shareholder approval to amend the terms of the Series D preferred stock to, among other things, amend the Series D preferred stock liquidation preference upon a liquidation and change of control, to eliminate the participation feature, to reduce the conversion price from $4.20 to $1.50 and to reduce the amount of dividends to which the holders of Series D preferred stock are entitled.

A portion of the proceeds received for the Series D preferred stock was allocated to the warrants issued to General Atlantic and the preferred stock, based upon their relative fair market values. As a result of this allocation, approximately $5.3 million of the proceeds were allocated to the warrant, which was recorded as a reduction of the carrying value of the Series D preferred stock. Using the Black-Scholes option pricing model, assuming a four-year term, 200% volatility, a risk-free rate of 6.0% and no dividend yield, the fair market value of the warrants was $6.2 million. As part of the Company’s November 2003 private placement of the 10% Senior Notes, the Company received shareholder approval to amend the warrants to reduce the exercise price per share from $4.20 to $1.50. These warrants expired unexercised in November 2006.

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

The following table sets forth the carrying value and liquidation values of the Amended Series D preferred stock (in thousands):

Beginning balance Series D preferred stock at December 31, 2006	$62,814
Add accrued dividends	2,541
Add amortization and accretion	1,990

Ending balance Series D preferred stock at September 30, 2007	$67,345

Liquidation value of the Series D preferred stock at September 30, 2007	$77,452

Series E Redeemable Convertible Preferred Stock

During the three months ended September 30, 2004, the Company issued a total of approximately 55.9 million shares of Series E Redeemable Convertible Preferred Stock (Series E preferred stock). In July 2004, the Company issued approximately 30.6 million shares of Series E preferred stock to convert $45.5 million of the 10% Senior Notes plus accrued interest, approximately 21.9 million shares of Series E preferred stock to convert $32.8 million of the 5 3/4% Notes and approximately 0.8 million shares of Series E preferred stock to convert certain shares of Series D preferred stock into Series E preferred stock. In August 2004, the Company issued approximately 2.6 million shares of Series E preferred stock in connection with its rights offering from which the Company received gross proceeds of approximately $4.0 million.

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

At issuance, the total amount of costs associated with converting the Company’s debt into Series E preferred stock and costs associated with the rights offering, totaling approximately $4.6 million, accrete over the term of the Series E preferred stock. Additionally, the conversion of the $45.5 million 10% Senior Notes into the Series E preferred stock was deemed to have a beneficial conversion feature totaling approximately $16.3 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series E preferred stock and will accrete over the term of the Series E preferred stock. As of the July 2008 mandatory redemption date, the redemption prices of the outstanding Series E preferred stock will be approximately $89.2 million. Additionally, the current liquidation preference of the Series E preferred stock is approximately $86.0 million. The carrying value of the Series E preferred stock is as follows (in thousands):

Beginning balance Series E preferred stock at December 31, 2006	$71,592
Add accrued dividends	3,146
Add amortization and accretion	3,554
Less converted to common stock	(816)

Ending balance Series E preferred stock at September 30, 2007	$77,476

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

At September 30, 2007, no shares of Series F preferred stock have been issued or were outstanding. Warrants to purchase 0.4 million shares of Series F preferred stock issued in connection with the issuance of the 13.9% Notes, were outstanding as of September 30, 2007.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Accrued dividends	$1,889	$1,900	$5,687	$5,700
Accretion to the redemption value and of the beneficial conversion feature	1,821	1,651	5,470	4,818

	$3,710	$3,551	$11,157	$10,518

Note 5—Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2014. Rent expense during the three and nine months ended September 30, 2007, totaled $0.5 million and $1.6 million, respectively. Rent expense during the three and nine months ended September 30, 2006, totaled $0.6 million and $2.0 million, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

Operating leases
Year ending December 31,
2007	$735
2008	1,756
2009	1383
2010	1209
2011	1128
Thereafter	1691

Total minimum lease payments	$7,902

Other Contractual Obligations

The Company has other contractual obligations which total $1.0 million at September 30, 2007. These obligations are primarily associated with the future purchase of equipment and software, the maintenance of hardware and software products being utilized within engineering and hosted operations, and the management of data center operations and network infrastructure storage for the Company’s hosted operations. These obligations are expected to be completed over the next 2 years, including $0.6 million in the remainder of 2007.

San Francisco Offices

On June 28, 2006, the Company entered into a Sublease Agreement (the Sublease) to sublease from Babcock & Brown 15,000 square feet of the existing headquarters facilities at 2 Harrison Street. The sublease with Babcock & Brown has a two-year term and monthly rent of approximately $39,000. In November 2006, the square footage the Company occupied of the sub leased premises was reduced by approximately 9,000 square feet and the monthly rent was also reduced to approximately $21,000 per month in accordance with the terms of the Sublease. On November 1, 2007, the Company notified Babcock & Brown that it was terminating the sublease as of December 31, 2007 and would be vacating the subleased premises at that time.

Service Level Agreements

Certain net revenues are derived from contractual relationships that typically have one to three year terms. Certain agreements require minimum performance standards regarding the availability, response time, and days of storage of hosted use net newsgroup services. If these standards are not met, such contracts are subject to termination and the Company could be subject to monetary penalties.

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

Action in the Superior Court of San Diego. In April 2006, the Company was added as a named defendant in a lawsuit previously filed by a former shareholder of Extricity, Inc. against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us and various other unnamed defendants. In February 2007, the plaintiff filed a third amended complaint, which for the first time contains certain allegations and claims raised against the Company. The complaint alleges that certain of the named defendants including the Company, as Peregrine’s customers, engaged in fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with U.S. GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Extricity’s merger with Peregrine. The Company filed a demurrer to all claims, however, the court found the plaintiff’s allegations to be sufficient for the pleading stage, subject to further factual discovery. The Company has recorded a $0.2 million liability against this claim as of September 30, 2007. In October, the Company began settlement discussions with the plaintiff and entered into a settlement agreement on October 8, 2007. Under the agreement, the Company will make payments totaling significantly less than its expected costs for pursuing the next phase of litigation. Upon full payment by December 31, 2007, the complaint and all claims against the Company will be dismissed with prejudice.

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

A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006, and the district court took the matter under submission. Meanwhile the consolidated case against the underwriters proceeded. On October 13, 2004, the district court had certified a class in the underwriters’ proceeding. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. The plaintiffs are due to submit amended complaints and the issue of a new class definition for certification will be heard in the fall. In the meantime, the issuer defendants, including the Company, are working to reinstate the settlement agreement with the plaintiffs on substantially the same terms. The Company has not recorded a liability against this claim as of September 30, 2007.

Derivative Action in Western District of Washington. On July 17, 2007, the Company received a letter demanding on behalf of alleged Company stockholder Vanessa Simmonds that the Company’s board of directors prosecute a claim against the Company’s IPO underwriters, in addition to certain unnamed directors, key officers and certain other shareholders who allegedly engaged in short-swing trading during certain periods in 1999 and 2000 in violation of the Securities Exchange Act of 1934, section 13(d) and Rule 13d-5. The board declined to prosecute the claim on the grounds that it did not seem to have any merit and, even if it did, it would be time-barred and unlikely to result in any benefit to the Company and its stockholders. The Company has learned that on October 3, 2007 the plaintiff filed a complaint for recovery of short-swing profits under Section 16(b) of the Exchange Act against BancBoston Robertson Stephens, Inc. and JP Morgan Chase & Co. Although the Company has not been served to date, the complaint purports to name the Company as a “nominal defendant”. No damages are alleged against or sought from the Company, and the Company has not recorded a liability against this claim as of September 30, 2007.

The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm the Company’s business and financial condition. In particular, the lawsuits or the lingering effects of previous lawsuits and the now completed United States Securities and Exchange Commission (SEC) investigation could harm relationships with existing customers and the Company’s ability to obtain new customers and partners. The continued defense of lawsuits could also result in the diversion of management’s time and attention away from business operations, which could harm the Company’s business. Negative developments with respect to the settlements or the lawsuits could cause the price of the Company’s common stock to further decline significantly. In addition, although the Company is unable to determine the amount, if any, that it maybe required to pay in connection with the resolution of these lawsuits, and although the Company maintains adequate and customary insurance, the size of any such payments could seriously harm the Company’s financial condition.

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

Note 6—Geographic Information

Information regarding revenues attributable to the Company’s primary geographic regions is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net revenues
United States	$1,885	$2,679	$6,798	$8,078
Europe	9,076	7,849	27,901	25,098
Latin America	86	67	368	215
Asia Pacific	176	257	519	499

	$11,223	$10,852	$35,586	$33,890

During each of the three and nine months ended September 30, 2007 and 2006, the Company did not have any customers that accounted for more than 10% of its revenues. The following table sets forth the customers that accounted for more than 10% of the Company’s accounts receivable at September 30, 2007 and 2006.

	At September 30,
	2007	2006
As a percent of net accounts receivable Customer A	5.3%	12.9%

Information regarding long-lived assets attributable to the Company’s primary geographic regions is as follows:

	At September 30, 2007	At December 31, 2006
	(in thousands)
Net long-lived assets:
United States	$1,059	$1,282
Other (a)	1,266	1,330

	$2,325	$2,612

(a)	Included at September 30, 2007, are long-lived assets in both Canada and Ireland that account for 5% and 44%, respectively, of the Company’s total long-lived assets and included at December 31, 2006, are long-lived assets in both Canada and Ireland that account for 11% and 33%, respectively, of the Company’s total long-lived assets.

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

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which provided guidance on the adoption of SFAS123R as it relates to certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Valuation of stock options granted

The Company utilized the Black-Scholes valuation model to estimate the fair value of stock options granted and stock-based compensation expense recognized in the second quarter and first nine months of 2007 and 2006. The Company used the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Risk free interest rate	4.2%	4.6%	4.2%-4.9%	4.6-5.1%
Expected lives (in years)	4.75	4.75	4.75	4.0-4.75
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	123%	132%	123%	132-137%

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

Stock-based compensation expense

The following table details stock-based compensation expense, related to the Company’s stock-based awards, on a functional basis as reported in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Stock-based compensation expense reported in cost of net revenues:
Hosted services	$—	$1	$—	$10
Professional services	4	6	10	50
Maintenance and support	2	2	5	14

Total stock-based compensation expense reported in cost of net revenues	6	9	15	74

Stock-based compensation expense reported in operating expenses:
Sales and marketing	4	8	8	41
Research and development	7	9	19	65
General and administrative	28	90	147	370

Total stock-based compensation expense reported in operating expenses	39	107	174	476

Total stock-based compensation expenses	$45	$116	$189	$550

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the third quarter and first nine months of 2007 and 2006 was calculated based upon awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

The value of the portion of the stock award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods. Including the unvested portion of the fair value of the June 2006 option exchange, total stock-based compensation of stock options granted but not yet vested, as of September 30, 2007, was approximately $0.1 million, which is expected to be recognized as expense over the future weighted average vesting period of 1.1 years.

Stock Plan Activity

Stock options

The Company grants stock options through its 1998 Stock Option Plan and the 1999 Non statutory Stock Option Plan, respectively (together, the “Option Plans” and each a “Plan”). The 1998 Plan grants options to purchase shares of common stock to employees, officers, directors and consultants, with an increase annually on January 1 of each year by an amount equal to 2% of the total number of shares of the Company’s Common Stock authorized for issuance at the end of the most recently concluded fiscal year. The 1999 Plan provides for the granting of options to purchase shares of common stock to non-executive officer employees or the initial employment grant for executive officers. The 1998 Plan is a shareholder approved plan and allows for options to be granted as either incentive stock options (ISOs) or nonqualified stock options (NSOs). Options granted under the 1999 Plan may only be nonqualified stock options (NSOs). ISOs may be granted only to Company employees, including officers and employee directors. NSOs may be granted to Company employees, non-employee directors and consultants. The 1998 Plan expires on December 31, 2007. Accordingly, the Company will not be able to grant additional options under the 1998 Plan after that time unless a new plan is approved by shareholders.

Stock options granted generally expire seven years from the date of grant and vest over four years. The Company has no stock option awards with market or performance conditions.

The following table summarizes activity under all stock option plans for the nine month period ended September 30, 2007 (in thousands, except for per share amounts):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share
Balance at December 31, 2006	17,782	9,125	$1.96
Additional shares authorized	4,000	—
Options granted	(419)	419	0.09
Options exercised	—	—	—
Options forfeited	1,820	(1,820)	4.16

Balance at September 30, 2007	23,183	7,724	$1.37

Exercisable, September 30, 2007		5,849	$1.76

Based on the assumptions utilized in the Black-Scholes valuation model as discussed above, the weighted-average fair value of options granted under the stock option plans for the three months ended September 30, 2007 and 2006 was approximately $$0.02 and $0.04, respectively.

The Company issues new shares of common stock upon exercise of stock options. During the nine months ended September 30, 2007 and 2006, zero and 921 stock options were exercised, respectively. The stock options exercised during the nine months ended September 30, 2006, had an insignificant aggregate intrinsic value. The aggregate intrinsic value represents the difference between the option exercise price and the closing stock price on the date of exercise for each option exercised during the period.

Stock options outstanding as well as vested stock options at September 30, 2007 and 2006 had no aggregate intrinsic value. The aggregate intrinsic value, for purposes of this calculation, represents, on a pretax basis, the difference between the Company’s closing stock price as of the end of the third quarter of 2007 and 2006, respectively, and the option exercise price, multiplied by the number of options outstanding or exercisable. Stock options with exercise prices which are greater than the closing quarter end stock price are excluded from this calculation.

The following table summarizes information about stock options outstanding at September 30, 2007 (options in thousands):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10 - $ 0.19	505	6.65	$0.11	62	$0.15
$ 0.20 - $ 0.20	6,627	5.69	0.20	5,225	0.20
$ 0.21 - $ 0.75	249	6.90	0.48	219	0.51
$ 0.76 - $ 2.00	178	6.27	1.56	178	1.56
$ 2.01 - $ 5.00	74	4.50	3.65	74	3.65
$ 5.01 - $ 10.30	91	2.90	94.55	91	94.55

	7,724	5.79	$1.37	5,849	$1.76

As of September 30, 2006, there were 9,796,000 options outstanding and 6,204,000 options exercisable.

Restricted stock and other stock-based plans

The Company has granted shares of restricted stock and restricted stock units to certain key employees and executive officers through its 1998 Plan. The Company did not issue any shares of restricted stock or restricted stock units during the nine month period ended September 30, 2007.

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

The following table reflects the activity associated with shares of unvested restricted stock and restricted stock units during the nine months ended September 30,2007 (in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at December 31, 2006	546	$1.21
Granted	—	—
Vested	(280)	1.31
Forfeited	—	—

Unvested restricted shares at September 30, 2007	266	$1.12

The fair value of restricted stock and restricted stock units which vested during the nine month period ended September 30, 2007 totaled approximately $28,000.

As of September 30, 2007, there was approximately $30,000 in total unrecognized compensation cost associated with the unvested shares of restricted stock and restricted stock units. The cost is expected to be recognized over the future weighted average vesting period of 0.75 years.

Note 8—Strategic Restructuring

The following tables summarize strategic restructuring costs incurred by the Company.

	Workforce reduction	Facility and operations consolidation and other charges	Total
	(in thousands)
Liability at December 31, 2006	$25	$46	$71
Total gross charges	—	194	194
Cash payments	—	(240)	(240)

Liability at September 30, 2007	$25	$—	$25

The Company recorded restructuring expenses for the three and nine months ended September 30, 2007 primarily related to the closure of an office in the United Kingdom and Santa Monica, California as well as the transition of the U.S. accounting operations to Ireland.

Note 9—Net Loss Per Share Attributed to Common Shares

Net loss per share is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net loss attributable to common shareholders
Net loss	$(7,803)	$(5,595)	$(20,597)	$(19,146)
Accrued dividends and accretion on redeemable preferred stock	(3,710)	(3,551)	(11,157)	(10,518)

Net loss attributable to common shareholders	$(11,513)	$(9,146)	$(31,754)	$(29,664)

Weighted average shares outstanding
Weighted average shares outstanding	37,725	37,696	37,503	37,521
Weighted average shares subject to repurchase agreements	(350)	(1,122)	(546)	(1,232)
Weighted average shares held in escrow related to acquisitions	—	(41)	—	(41)

Shares used in the computation of basic and diluted net loss attributable to common shareholders	37,375	36,533	36,957	36,248

Basic and diluted net loss per share attributable to common shareholders	$(0.31)	$(0.25)	$(0.86)	$(0.82)

At September 30, 2007 and 2006, there were 115.8 million and 114.7 million, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive. The weighted average exercise prices of the potential common shares excluded from the determination of diluted net loss per share at June 30, 2007 and 2006 were $2.69 and $2.93, respectively.

Note 10—Comprehensive Loss

The following table sets forth the Company’s comprehensive loss for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net loss attributable to common shareholders	$(7,803)	$(5,595)	$(20,597)	$(19,146)
Foreign currency translation adjustments	1,431	(258)	1,787	563

Comprehensive loss	$(6,372)	$(5,853)	$(18,810)	$(18,583)

There were no tax effects allocated to any components of other comprehensive loss during the three and nine months ended September 30, 2007 and 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following disclosure contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” “proposed,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our ability to operate in the future, our ability to obtain funding, the adequacy and accessibility of funds to meet anticipated operating and capital needs, our future strategic, operational and financial plans, possible financing, strategic or business combination transactions, including (without limitation) the proposed going-private transaction, anticipated or projected revenues for our overall business or specific parts of our business, expenses and operational growth, markets and potential customers for our products and services, the continued seasonality of our business, development and timing of release of new and upgraded products and service offerings, plans related to license terms, sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, our litigation strategy, use of future revenues, the features, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense management, the effect of the repayment of debt, the significance of non-cash charges we may incur related to stock-based compensation, and our ability to improve our internal control over financial reporting. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, failure to meet sales and revenue forecasts, our management of expenses and restructuring activities, failure to agree on the terms of or to consummate the proposed going-private transaction, failure to obtain additional financing or to restructure our currently outstanding debt and preferred stock, on favorable terms or at all, inability to fund any cash deficits in our domestic operations with cash from abroad, the effect of the conversion of our preferred stock, the liquidation preference of our preferred stock, the accrual of dividends for our preferred stock, risks associated with our internal controls over financial reporting and our ability to address any material weaknesses in our internal controls over financial reporting, difficulties of forecasting future results due to our evolving business strategy, the emerging nature of the market for our products and services, turnover within and integration of senior management, board of directors, members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, general economic conditions in markets in which we do business, risks associated with our international operations, inability to predict future trading prices of our common stock which have fluctuated significantly in the past, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

As previously announced, we recently received a proposal from the General Atlantic Investors and the Cheung Kong Investors to take the Company private by acquiring all of the outstanding shares of the Company’s common stock. We formed a special committee to evaluate the proposal and the special committee determined to proceed with negotiating the terms of a potential transaction. However, no assurance can be given that a definitive agreement relating to this going private transaction will be executed, or if executed that any such transaction will be consummated. See the discussion below under the heading “Risk Factors.”

We generate revenues from four primary sources:

Software license sales. Our Memova®Messaging applications are primarily sold as a perpetual license on a per-user basis, one for each person who might access the capabilities provided by the software. Revenue from our Memova® Anti-Abuse (anti-spam and anti-virus) application is generally recognized over a term of twelve months. Our Memova® Mobile applications, a newly released set of solutions, have recently been sold primarily as a perpetual license on a per-user basis, however, we also intend to license the Memova Mobile application on a subscription type basis. Our identity management software is usually sold as a perpetual license, on a per user basis, according to the number of data elements and different business systems being managed. We believe that revenue from our Memova applications, for example the Memova Mobile application that we launched in the first quarter of 2005, is an important source of future revenues and we have made significant investments in the development and enhancements of such applications; however, revenues from Memova Mobile have to date, been immaterial.

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

Restructuring Initiatives

We have operated at a loss since our inception and as of September 30, 2007, we had an accumulated deficit of approximately $2.3 billion, which includes a $1.3 billion charge for impairment of goodwill and other long-lived assets that we recorded in fiscal year 2000. We have undertaken numerous restructuring initiatives in an effort to align our operating structure not only to the business and economic environments through which we have operated but also in response to our changing business in an effort to generate net income. Our restructuring activities in 2006 and 2005 were as follows:

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

In November 2007, we implemented a restructure plan whereby we plan to eliminate approximately 14% of our total workforce, primarily in North America, by February 2008 and downsize our office locations in San Francisco, California and Toronto, Canada. We estimate that these actions will eliminate approximately $3.6 million of costs from our operations during 2008 at a total cost of approximately $1.3 million. While we have not yet calculated the restructure charge associated with these actions, we believe that our results for the three months and fiscal year ended December 31, 2007 will be negatively affected by such charge.

In addition to these formal restructuring initiatives, we have sought to aggressively manage our cost structure, identifying incremental savings where possible. We intend to continue to aggressively manage our expenses while maintaining strong service levels to our customers.

Liquidity and Capital Resources

We have operated at a loss since inception and our history of losses from operations and cash flow deficits, in combination with our cash balance, raise concerns about our ability to fund our operations. We have focused on capital financing initiatives in order to maintain current and planned operations. Our primary sources of capital have come from both debt and equity financings that we have completed over the past several years and the sale of the Hosted Assets in January 2006. In 2003 and 2004, we secured additional funds through several rounds of financing that involved the sale of senior secured convertible notes all of which converted into Series E preferred stock in 2004. In the third quarter of 2004, we completed a rights offering, and, in the fourth quarter of 2004 resulting in aggregate proceeds to the Company of approximately $4.0 million, we secured and drew $11.0 million from an $18.0 million round of 13.9% debt financing and in March 2005, we drew down the remaining $7.0 million. We are not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in June 2008, at which time all principal and interest will become due. In January 2006, we sold our Hosted Assets for $6.3 million, and in 2006 we received from amounts held in escrow $1.1 million in connection with the satisfaction of certain post-closing conditions related to the sale. Additionally, in January 2007 we received $0.1 million, the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied.

Our principal sources of liquidity include our cash and cash equivalents. As of September 30, 2007, we had cash and cash equivalents available for operations totaling $11.3 million, of which $8.6 million was located in accounts outside the United States and is not readily available for our domestic operations. Accordingly, at September 30, 2007, our readily available cash resources in the United States were $2.7 million. Additionally, as of September 30, 2007, we had cash collateralized letters of credit totaling approximately $0.2 million which is recorded as restricted cash on our balance sheet and is not readily available for our operations.

If we are unable to significantly increase our revenues, reduce the amount of cash used by our operating activities and generate positive cash flow from our operating activities, we will need to undertake additional restructuring initiatives to continue our operations. We believe that our existing capital resources are not sufficient to fund our current operations beyond the second quarter of 2008. Additionally, as we approach the June 2008 maturity of the 13.9% Notes, we will need to restructure our debt to delay the maturity date or seek additional financing in order to pay the 13.9% Notes. As of September 30, 2007, the outstanding principal and interest on these notes was $25.6 million. We also will need to restructure our outstanding preferred stock in order to delay the redemption of these preferred shares beyond their current redemption date in July 2008 otherwise. If the redemption date is not extended, in July 2008 we will also be required to redeem our outstanding shares of our Series D and Series E preferred stock to the extent the payment of cash to redeem shares is permitted by applicable law at that time. Based on the currently outstanding number of shares of Series D and Series E preferred stock, we would be required to pay an aggregate of $161.7 million in July 2008. The holders of a majority of our outstanding preferred stock are also the holders of a majority of our 13.9% Notes. We may be unable to agree on a restructuring of the 13.9% Notes or the Series D and Series E preferred stock with the holders of these existing commitments. Moreover, we must obtain the consent from the holders of two-thirds in principal amount of the outstanding 13.9% Notes and the preferred stockholder in order to incur additional indebtedness. Even if the holders of the 13.9% Notes and the Series D and Series E preferred stock consent to the incurrence of additional indebtedness, such financing may not be available in sufficient amounts or on terms acceptable to us. We do not believe additional equity financing on terms reasonably acceptable to us is currently available. Additionally, our common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market. We believe our listing on the OTC Bulletin Board, and our low stock price, greatly impair our ability to raise additional capital through equity or debt financing. If our efforts to significantly increase revenues are unsuccessful, we will reduce the amount of cash used by our operating activities, liquidate assets, implement restructuring initiatives, which may include the previously announced proposal to go private currently under consideration by a special committee of our Board of Directors, seek the protection of applicable bankruptcy laws or some combination of the foregoing. See discussion of liquidity in our “Risk Factors.”

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

The following table sets forth our net losses attributable to common shareholders and the cash used by our operating activities for the periods indicated:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands)				(in thousands)
Net loss attributable to common shareholders	$(7,803)	$(5,595)	$(2,208)	39%	$(20,597)	$(19,146)	$(1,451)	8%
Cash provided by (used in) operating activities	2,660	(998)	3,658	-367%	(3,118)	(4,321)	1,203	-28%

Cash and cash equivalents

The following table sets forth our cash and cash equivalents balances as of the dates indicated:

	At September 30, 2007	At December 31, 2006	Change
			$	%
	(in thousands)
Cash and cash equivalents	$11,341	$14,542	$(3,201)	-22%

Total cash and cash equivalents decreased during the nine months ended September 30, 2007 primarily as a result of the cash used by our operating and investing activities as set forth in the table below (in thousands):

Beginning balance at December 31, 2006	$14,542
Net cash used by operating activities	(3,118)
Net cash used by investing activities	(994)
Net cash used by financing activities	(16)

Net decrease in cash and cash equivalents	(4,128)
Effect of exchange rates on cash and cash equivalents	927

Ending balance at September 30, 2007	$11,341

Net cash used in operating activities. Our operating activities used cash during the nine months ended September 30, 2007. This cash was used to support our net loss of $9.4 million which, when adjusted for non-cash items such as: an increase in our provision for doubtful accounts of $0.2 million, depreciation of $1.4 million, a $0.2 million gain due to the decrease in the fair value of embedded derivative liabilities, amortization of stock-based expenses of $0.2 million, amortization of debt issuance costs of $0.1 million and accrued interest and accretion on our 13.9% Notes of $3.2 million; totaled $4.9 million. To offset the adjusted net loss, cash was provided by our operating activities in connection with a $1.8 million net change in assets and liabilities. This change is primarily due to a $1.6 million increase in deferred revenue and a $0.9 million increase in income and other tax liabilities partially offset by a $1.2 million decrease in accrued liabilities.

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

	September 30, 2007	December 31, 2006	Change
			$	%
	(dollars in thousands; DSOs in days)
Accounts receivable, net	$10,794	$10,283	$511	5%
DSOs	87	74	13	17%

Accounts receivable balances and DSOs increased primarily due to an increased proportion of accounts receivable from a particular region whose customers typically have 90 to 120 day payment terms, as is customary in such region, and certain customers in Europe stretching their payment terms.

Our operating activities used cash during the nine months ended September 30, 2006. This cash was used to support our net loss of $8.6 million which, when adjusted for non-cash items such as: depreciation of $1.3 million, a $0.9 million gain due to the decrease in the fair value of embedded derivative liabilities, amortization of stock-based expenses of $0.6 million, accrued interest and accretion on our 13.9% Notes of $3.0 million as well as the gain on the sale of the Hosted Assets of $3.0 million; totaled $7.5 million. Additionally, cash was provided by our operating activities in connection with a $2.4 million decrease in accounts receivable primarily as a result of improved collections performance, a $2.0 million increase in deferred revenue, primarily a result of maintenance and third-party software billings for which the related revenue will be recognized ratably over the related service period, an increase in our accrued compensation and benefits of $1.5 million offset partially by decrease of $3.5 million in our accrued liabilities and an increase of $0.4 million in other assets.

A number of non-cash items, such as depreciation and amortization, stock-based expenses, deferred interest on debt and certain restructuring charges have been charged to expense and impacted our net results during the three and nine months ended September 30, 2007 and 2006. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows. Our operating cash flows will be impacted in the future based on our operating results, our ability to collect our accounts receivable on a timely basis, and the timing of payments to our vendors for accounts payable.

Net cash (used in) provided by investing activities. Our investing activities used $1.0 million of cash during the nine months ended September 30, 2007 primarily as a result of purchases of equipment totaling $1.1 million used to support our hosted usenet newsgroup service infrastructure and research and development efforts partially offset by $0.1 million received in connection with the sale of the Hosted Assets. During the nine months ended September 30, 2006, our investing activities provided $4.4 million of cash primarily as a result of cash proceeds totaling $5.5 million from the sale of the Hosted Assets. The cash provided from the proceeds of the sale was partially offset by purchases of equipment totaling $1.1 million primarily used to support our remaining hosted newsgroup service infrastructure and research and development efforts. We believe we will be required to continue to make investments in capital equipment during 2007 and in 2008 and we expect to fund these purchases through the use of our available cash resources. We do not believe leasing arrangements on terms we find reasonably acceptable are currently available.

Net cash used in financing activities. Our financing activities used $16,000 and $49,000 of cash during the nine months ended September 30, 2007 and 2006, respectively, in connection with certain leased equipment.

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

Contractual Obligations and Commitments

The table below sets forth our significant cash obligations and commitments as of September 30, 2007.

	Total	Year ended December 31,
		2007 (a)	2008	2009	2010	2011	Thereafter
	(in thousands)
Redeemable preferred stock (b)	$161,651	$—	$161,651	$—	$—	$—	$—
13.9% Notes (c)	28,681	—	28,681	—	—	—	—
Operating lease obligations	7,902	735	1,756	1,383	1,209	1,128	1,692
Other purchase obligations (d)	995	555	440	—	—	—	—

Total Contractual Cash Obligations	$199,229	$1,290	$192,528	$1,383	$1,209	$41,128	$1,692

(a)	Amounts for remaining three months ending December 31, 2007.

(b)	Includes dividends totaling $30.5 million (see also Note 4—Redeemable Preferred Stock in the Notes to Consolidated Financial Statements) due in July 2008.

(c)	Includes interest totaling $10.7 million due in June 2008.

(d)	Represents certain contractual obligations related to royalty obligations incurred in connection with sales of third-party software products, the future purchase of maintenance related to hardware and software products being utilized within engineering and hosted usenet newsgroup operations, the management of data center operations and network infrastructure storage for our hosted usenet newsgroup operations and the use of third-party developers.

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

The following table sets forth our results of operations for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands, except per share amounts)
NET REVENUE
Software licensing	$3,157	$2,688	$469	17%	$11,158	$9,097	$2,061	23%
Hosted services	932	1,220	(288)	-24%	3,441	3,609	(168)	-5%
Professional services	2,353	2,257	96	4%	7,176	7,660	(484)	-6%
Maintenance and support	4,781	4,687	94	2%	13,811	13,524	287	2%

Total net revenue	11,223	10,852	371	3%	35,586	33,890	1,696	5%
COST OF NET REVENUE
Software licensing	1,203	1,105	98	9%	3,672	3,470	202	6%
Hosted services	756	740	16	2%	2,236	2,275	(39)	-2%
Professional services	1,784	1,943	(159)	-8%	5,798	6,139	(341)	-6%
Maintenance and support	1,409	1,303	106	8%	4,193	3,820	373	10%

Total cost of net revenue	5,152	5,091	61	1%	15,899	15,704	195	1%

GROSS PROFIT	6,071	5,761	310	5%	19,687	18,186	1,501	8%
OPERATING EXPENSES
Selling and marketing	3,001	2,728	273	10%	9,257	9,544	(287)	-3%
Research and development	2,356	2,375	(19)	-1%	7,075	7,219	(144)	-2%
General and administrative	2,595	2,850	(255)	-9%	8,316	9,140	(824)	-9%
Restructuring expense	65	137	(72)	-53%	194	1,178	(984)	-84%
Gain on sale of assets	—	(1,007)	1,007	-100%	(129)	(2,978)	2,849	-96%

Total operating expenses	8,017	7,083	934	13%	24,713	24,103	610	3%

OPERATING LOSS	(1,946)	(1,322)	(624)	47%	(5,026)	(5,917)	891	-15%
Other income (expense), net	(1,033)	469	(1,502)	-320%	(974)	547	(1,521)	-278%
Interest income (expense), net	(1,058)	(911)	(147)	16%	(3,120)	(2,664)	(456)	17%

Loss before provision for income taxes	(4,037)	(1,764)	(2,273)	129%	(9,120)	(8,034)	(1,086)	14%
Provision for income taxes	(56)	(280)	224	-80%	(320)	(594)	274	-46%

NET LOSS	(4,093)	(2,044)	(2,049)	100%	(9,440)	(8,628)	(812)	9%
Accretion on redeemable preferred stock	(3,710)	(3,551)	(159)	4%	(11,157)	(10,518)	(639)	6%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,803)	$(5,595)	$(2,208)	39%	$(20,597)	$(19,146)	$(1,451)	8%

Basic and diluted net loss per share	$(0.11)	$(0.06)	$(0.05)	96%	$(0.26)	$(0.24)	$(0.02)	7%

Basic and diluted net loss per share attributable to common shareholders	$(0.21)	$(0.15)	$(0.06)	36%	$(0.56)	$(0.53)	$(0.03)	6%

Shares used in the basic and diluted per share calculations	37,375	36,553	822	2%	36,957	36,248	709	2%

NET REVENUES

For the three months ended September 30, 2007, total net revenues increased primarily as a result of increased software license, professional services and maintenance and support revenues as well as the benefit from the increase in the value of foreign currencies, particularly the Euro, against the U.S. dollar partially offset by reduced hosted services revenue. For the nine months ended September 30, 2007, total net revenues increased primarily as a result of increased software license and maintenance support revenues as well as the benefit from the increase in the value of foreign currencies, particularly the Euro, against the U.S. dollar partially offset by reduced hosted services and professional services revenues.

•

Software licensing. Software license revenues increased during the three months ended September 30, 2007 as compared to the same period in the prior year primarily due an increase in the volume of licenses for our Memova Messaging and identity management (marketed as a component of Memova Messaging) software platforms, as well as increased revenue from a license for Memova Mobile offset by decrease of revenue recognized from our Memova Anti-Abuse product.

Software license revenues increased during the nine months ended September 30, 2007 as compared to the same period in the prior year primarily due an increase in the volume of licenses for Memova Messaging and identity management (marketed as a component of Memova Messaging) software platforms, as well as increased revenue from Memova Mobile, increased revenue recognized from our Memova Anti-Abuse product and increased revenue from our third-party license sales.

•

Hosted services. Hosted services revenues decreased during the three months and nine months ended September 30, 2007 as compared to the same periods in the prior year primarily due to the termination of service by some of our hosted usenet newsgroup customers. The revenue decrease from terminations for the nine months ended September 30, 2007 is partially offset by an early contract buyout during the three months ended March 31, 2007 related to one customer’s termination of service.

•

Professional services. Professional services revenues increased slightly during the three months ended September 30, 2007 as compared to the same periods in the prior year primarily a result of increased amount of revenue from the sale of previously developed professional service solutions.

Professional services revenues decreased during the nine months ended September 30, 2007 as compared to the same periods in the prior year primarily a result of fewer engagements

•	Maintenance and support. Maintenance and support revenues increased slightly during the three and nine months ended September 30, 2007 as compared to the same periods in the prior year.

The following table sets forth our total revenues by region for the three and nine months ended September 30, 2007.

	Three months ended September 30,				Change		Nine months ended September 30,				Change
	2007		2006		$	%	2007		2006		$	%

North America	$1,885	17%	$2,679	25%	$(794)	-30%	$6,798	19%	$8,078	24%	$(1,280)	-16%
Europe	9,076	81%	7,849	72%	1,227	16%	27,901	78%	25,098	74%	2,803	11%
Latin America	86	1%	67	1%	19	29%	368	1%	215	1%	153	71%
Asia Pacific	176	2%	257	2%	(81)	-32%	519	1%	499	1%	20	4%

Subtotal international	9,338	83%	8,173	75%	1,165	14%	28,788	81%	25,812	76%	2,976	12%

	$11,223	100%	$10,852	100%	$371	3%	$35,586	100%	$33,890	100%	$1,696	5%

International revenues increased in total and as a proportion of total revenue for the three months and nine months ended September 30, 2007 as compared to the same period in the prior year primarily due to an increase in the volume of licenses for our messaging and identity management software platforms in Europe as well as increased revenue from a license for Memova Mobile in Europe and increased revenue recognized from our Memova Anti-Abuse product in Europe.

COST OF NET REVENUES AND GROSS MARGIN

Cost of net revenues increased during the three months ended September 30, 2007 as compared to the same period in the prior year primarily due to increased software licensing and maintenance and support costs partially offset by decreased professional services costs and increased for the nine months ended September 30, 2007 as compared to the same period in the prior year primarily due to increased maintenance and support and software licensing costs partially offset by reduced professional services and hosted services costs.

•

Software licensing. Software license cost of revenues consists primarily of royalties that we pay to third-parties for the resale of their product or related to third-party technologies incorporated in our products, Memova Mobile and Memova Anti-Abuse in particular .Software license cost of revenues increased during the three months ended September 30, 2007 as compared to the same period in the prior year primarily as a result of higher Memova Anti-Abuse costs.

Software license cost of revenues increased during the nine months ended September 30, 2007 as compared to the same period in the prior year primarily due to increased royalty costs associated with the third-party products we resell as well as increased royalty costs in connection with the increased revenues from Memova Mobile and Memova Anti-Abuse.

•

Hosted services. Hosted services cost of revenues consists primarily of costs incurred in the delivery and support of our usenet newsgroup service, including employee related costs, depreciation expenses, Internet co-location and connection fees, hardware maintenance costs as well as other direct and allocated costs. Hosted services costs increased slightly during the three months ended September 30, 2007 as compared to the same period in the prior year. Hosted services costs decreased during the nine months ended September 30, 2007 primarily as a result of lower facility and IT costs.

•

Professional services. Professional services cost of revenues consists primarily of employee related and third party contractor costs providing installation, migration, training services and custom engineering for our licensed solutions as well as other direct and allocated indirect costs. Professional services costs decreased during the three months ended September 30, 2007 as compared to the same period in the prior year primarily due to a $0.3 million decrease in employee costs partially offset by a $0.1 million increase in commission costs as a result of the increase in revenues. Total professional services employees decreased to an average of 50 employees for the three months ended September 30, 2007 from an average of 55 for the same period in the prior year.

Professional services costs decreased during the nine months ended September 30, 2007 as compared to the same period in the prior year primarily due to a $0.4 million decrease in employee costs and $0.1 million decrease in depreciation costs offset by a $0.2 million increase in commission costs as a result of over achievement of commission quotas in certain regions for the three months ended March 31, 2007. Total professional services employees decreased to an average of 51 employees for the nine months ended September 30, 2007 from an average of 56 for the same period in the prior year.

•

Maintenance and support. Maintenance and support cost of revenues consists primarily of employee related and third party contractor costs related to the customer support functions for our licensed solutions as well as other direct and allocated indirect costs. Maintenance and support costs increased during the three and nine months ended September 30, 2007 as compared to the same period in the prior year primarily due to increased labor and facility and IT costs.

Our total gross margin, which is gross profit divided by total net revenue, increased to 54% during the three months ended September 30, 2007, as compared to 53% during the same period in the prior year. This increase is primarily due to increased software license revenues, lower employee costs in professional services group partially offset by higher labor and facility and IT costs in support and maintenance. Our total gross margin increased to 55% during the nine months ended September 30, 2007, as compared to 54% during the same period in the prior year. This increase is primarily due to a increased software license revenues, lower hosted costs due to lower facility and IT costs as well as lower employee costs in professional services group partially offset by increased labor and facility and IT costs in support and maintenance.

OPERATING EXPENSES

Total operating expenses increased during the three months ended September 30, 2007 as compared to the same periods in the prior year primarily due to reduced gain on the sale of our Hosted Assets and increased selling and marketing costs as well as the unfavorable effect from the increase in the value of foreign currencies, particularly the Euro, against the U.S. dollar offset by reduced research and development costs, general and administrative expense and restructuring costs. Total operating expenses increased during the nine months ended September 30, 2007 as compared to the same periods in the prior year primarily due reduced gain on the sale of our Hosted Assets as well as the unfavorable effect from the increase in the value of foreign currencies, particularly the Euro, against the U.S. dollar offset by the reduced selling and marketing costs, research and development, general and administrative expense and restructuring costs.

•

Selling and marketing. Selling and marketing expense consists primarily of employee costs, including commissions, travel and entertainment, third party contractor costs, advertising, public relations, other marketing related costs as well as other direct and allocated costs. Selling and marketing expenses increased during the three months ended September 30, 2007 as compared to the same period in the prior year primarily as a result of a $0.1 million increase in employee related costs and $0.1 million increase in marketing costs. Total selling and marketing employees decreased to an average of 38 employees for the three months ended September 30, 2007 from an average of 41 for the same period in the prior year.

Selling and marketing expenses decreased during the nine months ended September 30, 2007 as compared to the same period in the prior year primarily as a result of a $0.1 million decrease in employee related costs, a $0.1 million decrease in recruiting costs, a $0.2 million decrease in facility and IT related costs, and a $0.2 million decrease in depreciation costs partially offset by a $0.3 million increase in commission costs as a result of increased revenues. Total selling and marketing employees decreased to an average of 37 employees for the nine months September 30, 2007 from an average of 44 for the same period in the prior year.

•

Research and development. Research and development expense consists primarily of employee related costs, depreciation and amortization of capital equipment associated with research and development activities, facility related costs, third-party contractor costs as well as other direct and allocated costs. Research and development expenses decreased during the three months ended September 30, 2007 as compared to the same period in the prior year primarily as a result of a $0.2 million decrease in facility and IT costs and $0.1 million decrease in depreciation expense offset by an $0.1 million increase in employee related expenses and $0.1 million increase in third party costs. Total research and development employees decreased to an average of 67 employees for the three months ended September 30, 2007 from an average of 74 for the same period in the prior year.

Research and development expenses decreased during the nine months ended September 30, 2007 as compared to the same period in the prior year primarily as a result of a $0.4 million decrease in facility and IT costs and a $0.2 million decrease in depreciation expense offset by an $0.2 million increase in employee related expenses and $0.2 million increase in third party costs. Total research and development employees decreased to an average of 70 employees for the nine months ended September 30, 2007 from an average of 73 for the same period in the prior year.

•

General and administrative. General and administrative expense consists primarily of employee-related costs, fees for outside professional services, insurance and other direct and allocated indirect costs. General and administrative expenses decreased during the three months ended September 30, 2007 as compared to the same period in the prior year primarily as a result of a $0.3 million decrease resulting from liability accrual during the three months ended September 30, 2006 for Cable and Wireless bankruptcy, a $0.1 million decrease in outside accounting fees, and a $0.1 million decrease in third-party contractor costs offset by a $0.2 million increase in depreciation costs and $0.1 million increase in legal costs as a result of the settlement of the action in the Superior Court of San Diego. Total general and administrative employees decreased to an average of 47 employees for the three months ended September 30, 2007 from an average of 49 for the same period in the prior year.

General and administrative expenses decreased during the nine months ended September 30, 2007 as compared to the same period in the prior year primarily as a result of a $0.3 million decrease in employee related costs, a $0.4 million decrease in outside accounting fees, a $0.2 million decrease in taxes and licenses which primarily resulted from an accrual during the three months ended June 30, 2006 for interest on a California sales and use tax audit, a $0.1 million decrease in general insurance costs, a $0.3 million decrease in third-party contractor costs, $0.1 million decrease in collocation costs, $0.2 million decrease in bad debt expense, $0.3 million decrease resulting from a liability accrual during the three months ended September 30, 2006 for the Cable and Wireless bankruptcy and a $0.2 million decrease in stock based expenses partially offset by a $0.8 million increase in legal costs and a $0.5 million increase in depreciation costs. Total general and administrative employees decreased to an average of 47 employees for the nine months ended September 30, 2007 from an average of 52 for the same period in the prior year.

•

Restructuring expense. Restructuring expenses consist primarily of employee severance costs as well as facility and operations consolidation and lease termination costs incurred primarily as a result of our restructuring actions. The following table provides additional information with respect to the types of restructuring charges included in our operating expenses for the periods indicated:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands)
Employee severance benefits	$—	$28	$(28)	-100%	$—	$1,010	$(1,010)	-100%
Facility and operations consolidations	65	109	(44)	-40%	194	168	26	15%

	$65	$137	$(72)	-53%	$194	$1,178	$(984)	-84%

During the three and nine months ended September 30, 2007, we recorded restructuring expense primarily related to the closure of an office in the United Kingdom and in Santa Monica, CA as well as the transition of our U.S. accounting operations to Ireland. At September 30, 2007, we carried a remaining restructuring liability of $25,000, the majority of which is expected to be utilized by December 31, 2007.

In November 2007, we implemented a restructure plan whereby we plan to eliminate approximately 14% of our total workforce, primarily in North America, by February 2008 and downsize our office locations in San Francisco, California and Toronto, Canada. We estimate that these actions will eliminate approximately $3.6 million of costs from our operations during 2008 at a total cost of approximately $1.3 million. While we have not yet calculated the restructure charge associated with these actions, we believe that our results for the three months and fiscal year ended December 31, 2007 will be negatively affected by such charge.

•

Gain on the Sale of Hosted Assets. During the nine months ended September 30, 2007, we recorded a gain of approximately $0.1 million associated with the sale of the Hosted Assets. The gain decreased in the three and nine months ended September 30, 2007 as compared to the same period in the prior year because the initial sale and payment was received in the three months ended March 31, 2006 and the gain during the three months ended March 31, 2007 is the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied.

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

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands)
Foreign exchange gain (loss)	$(1,077)	$(143)	$(934)	653%	$(1,221)	$340	$(1,561)	-459%
Gain from changes in the fair value of embedded derivative instruments	20	330	(310)	-94%	162	844	(682)	-81%
Other	24	282	(258)	-91%	85	(637)	722	-113%

	$(1,033)	$469	$(1,502)	-320%	$(974)	$547	$(1,521)	-278%

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

In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the derivatives to their fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. The estimated fair value of the embedded derivative at September 30, 2007 was $0.5 million.

INTEREST EXPENSE, NET

Interest expense, net consists primarily of interest earned on our cash and cash equivalents, interest expense and amortization of the debt discount and issuance costs related to the 13.9% Notes and interest on certain capital leases and other long-term obligations. The following table sets forth the components of interest expense, net for the periods indicated:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands)
Interest Income	$139	$135	$4	3%	$321	$374	$(53)	-14%
13.9% Notes interest expense	(876)	(764)	(112)	15%	(2,515)	(2,194)	(321)	15%
Amortization of debt discount and issuance costs	(246)	(264)	18	-7%	(727)	(780)	53	-7%
Capital leases and other long-term obligations	(75)	(18)	(57)	317%	(199)	(64)	(135)	211%

	$(1,058)	$(911)	$(147)	-16%	$(3,120)	$(2,664)	$(456)	-17%

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

ACCRUED DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK

Dividends and accretion on redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of our outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock (see Note 4– Redeemable Preferred Stock in the Notes to Condensed Consolidated Financial Statements). The following table sets forth the components of the dividends and accretion on redeemable preferred stock for the periods indicated.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands)
Accrued dividends	$1,889	$1,900	$(11)	-1%	$5,687	$5,700	$(13)	0%
Accretion to the redemption value and of the beneficial conversion feature	1,821	1,651	170	10%	5,470	4,818	652	14%

	$3,710	$3,551	$159	4%	$11,157	$10,518	$639	6%

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

The following table presents the hypothetical changes in fair value in the 13.9% Notes at September 30, 2007. The value of the instrument is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (bps), 100 bps and 150 bps over a twelve-month time horizon. The base value represents the estimated traded fair market value of the notes.

	Valuation of borrowing given an interest rate decrease of X basis points			No change in interest rate	Valuation of borrowing given an interest rate increase of X basis points
	150 bps	100 bps	50 bps		50 bps	100 bps	150 bps
	(in thousands)
13.9% Notes	$18,035	$17,973	$17,911	$17,850	$17,789	$17,728	$17,667

As of September 30, 2007, we had cash and cash equivalents of $11.3 million and no investments in marketable securities and our long-term obligations consisted of our $18.0 million three year, 13.9% Notes due June 2008 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty; however, our exposure to foreign currency exchange rate risk is primarily associated with fluctuations in the Euro. We realized a net loss on foreign exchange of $1.1 million during the three months ended September 30, 2007. Our foreign exchange gain (loss) is primarily driven by the revaluation of our foreign entities assets and liabilities, which are not U.S. dollar denominated. In general, as the U.S. dollar loses value against the currencies of our foreign entities, a foreign currency loss will be generated, however; as the U.S. dollar increases in value against the currencies of our foreign entities, a foreign currency gain will be generated. The amount of the loss or gain in any period is a result of the value of the U.S. dollar against such currencies and the asset and liability balances of our foreign entities. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

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

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting as of December 31, 2004, have not yet been remediated, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of September 30, 2007. Notwithstanding the material weaknesses described above, management believes the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Change in Accelerated Filer Status

On December 21, 2005 the SEC issued Release No. 33-8644 “Revisions to Accelerated Filer Definition and Accelerated Deadlines For Filing Periodic Reports.” On December 15, 2006, the SEC issued Release No. 33-8760 “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers and Newly Public Companies.” In accordance with the provisions of these releases, management was not required to, and did not, include in our Annual Report on Form 10-K for the fiscal years ending on or after December 31, 2005, an assessment of the effectiveness of our internal control over financial reporting.

Management’s Remediation Initiatives

Although we have not reported on the effectiveness of our internal control over financial reporting since our Annual Report on Form 10-K for the year ended December 31, 2004, we take our internal control over financial reporting and our system of disclosure controls and procedures very seriously.

Accordingly, during 2005, 2006 and the nine months ended September 30, 2007 we made the following changes to our system of internal controls:

(a)	In an effort to address the inadequate controls over access to financial applications and data, during the three months ended March 31, 2005, we began requiring passwords, which are changed every 90 days, to access critical systems and financial applications.

(b)	During the three month period ended September 30, 2005, we engaged an external third-party as our expert resource to assist us in the application of generally accepted accounting principles to our significant non-routine accounting transactions. In addition to requiring password changes to access critical systems and financial applications to address inadequate controls over access to financial applications and data, we implemented monthly reviews of our employee’s access to critical systems and financial applications and change control procedures with respect to our critical systems and financial applications.

(c)	During the three months ended December 31, 2005, we:

•	Implemented an IT security and acceptable use policy;

•	Implemented a change management and monitoring procedures for Critical Path’s corporate infrastructure;

•	Implemented a quarterly review process for access to critical IT systems;

•	Deployed an employee record system to track employee access and separation requests;

•	Upgraded firewall infrastructure to eliminate the non-supported systems;

•	Completed external vulnerability testing for key corporate offices;

•	Moved critical servers to facilities where systems can be protected by universal power supply and fire suppression systems; and

•	Completed a risk assessment of critical systems and developed risk mitigation plans for each environment.

(d)	During the three months ended December 31, 2006, we transitioned our U.S. accounting operations to Dublin, Ireland, which reduces our significant accounting locations from four at December 31, 2004 to two upon completion of the transition. Additionally, in October 2006 we completed the evaluation and selection of new core business software related to accounting and professional services. We implemented the new accounting software in our Dublin, Ireland subsidiary during the fourth quarter of 2006.

(e)	During the three months ended March 31, 2007, we implemented the new accounting software in our Turin, Italy subsidiary and during the three months ended September 30, 2007, completed the company-wide implementation of a new professional services software . We believe these actions will facilitate the application of uniform accounting controls and processes among our locations when implemented, and will be key to the remediation of items (2) and (4) in the above section titled “Evaluation of Disclosure Controls and Procedures.”

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

Action in the Superior Court of San Diego. In April 2006, we were added as a named defendant in a lawsuit previously filed by a former shareholder of Extricity, Inc. against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us and various other unnamed defendants. In February 2007, the plaintiff filed a third amended complaint, which for the first time contains certain allegations and claims raised against us. The complaint alleges that certain of the named defendants including us, as Peregrine’s customers, engaged in fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with U.S. GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Extricity’s merger with Peregrine. We filed a demurrer to all claims, however, the court found the plaintiff’s allegations to be sufficient for the pleading stage, subject to further factual discovery. We have recorded a $0.2 million liability against this claim as of September 30, 2007. In October, we began settlement discussions with the plaintiff and entered into a settlement agreement on October 8, 2007. Under the agreement, we will make payments totaling significantly less than our expected costs for pursuing the next phase of litigation. Upon full payment by December 31, 2007, the complaint and all claims against us will be dismissed with prejudice.

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

A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006, and the district court took the matter under submission. Meanwhile the consolidated case against the underwriters proceeded. On October 13, 2004, the district court had certified a class in the underwriters’ proceeding. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. The plaintiffs are due to submit amended complaints and the issue of a new class definition for certification will be heard in the fall. In the meantime, the issuer defendants, including us, are working to reinstate the settlement agreement with the plaintiffs on substantially the same terms. We have not recorded a liability against this claim as of September 30, 2007.

Derivative Action in Western District of Washington. On July 17, 2007, the Company received a letter demanding on behalf of alleged Company stockholder Vanessa Simmonds that the Company’s board of directors prosecute a claim against the Company’s IPO underwriters, in addition to certain unnamed directors, key officers and certain other shareholders who allegedly engaged in short-swing trading during certain periods in 1999 and 2000 in violation of the Securities Exchange Act of 1934, section 13(d) and Rule 13d-5. The board declined to prosecute the claim on the grounds that it did not seem to have any merit and, even if it did, it would be time-barred and unlikely to result in any benefit to the Company and its stockholders. The Company has learned that on October 3, 2007 the plaintiff filed a complaint for recovery of short-swing profits under Section 16(b) of the Exchange Act against BancBoston Robertson Stephens, Inc. and JP Morgan Chase & Co. Although the Company has not been served to date, the complaint purports to name the Company as a “nominal defendant”. No damages are alleged against or sought from the Company, and the Company has not recorded a liability against this claim as of September 30, 2007.

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

If we are unable to significantly increase our revenues, reduce the amount of cash used by our operating activities and generate positive cash flow from our operating activities, we will need to undertake additional restructuring initiatives to continue our operations. We do not believe we have sufficient capital resources to fund our current operations beyond the second quarter of 2008. We face a number of challenges in operating our business and gaining new customers and maintaining existing ones, including our ability to overcome viability questions raised by prospective customers given our current capital needs. Additionally, as we approach the June 30, 2008 maturity of the $18.0 million principal amount of our 13.9% Notes we will need to restructure our debt to delay the maturity date or seek additional financing in order to satisfy payment of the 13.9% Notes upon maturity. We will also be required to redeem our outstanding preferred stock in July 2008, which could require us to pay a substantial amount of cash to our holders of preferred stock to the extent permitted by law. As we approach the redemption date, we will need to modify the terms of our preferred stock to delay redemption of our preferred stock beyond their current redemption date in July 2008. The holders of a majority of our outstanding preferred stock are also the holders of a majority of our 13.9% Notes. However, we may be unable to agree on a restructuring of the 13.9% Notes or the Series D and Series E preferred stock with the holders of these existing commitments. Moreover, in order to incur additional indebtedness, we must obtain the consent from the holders of two-thirds in principal amount of our outstanding 13.9% Notes and our preferred stockholders. Even if we obtain this consent, we do not believe that financing is available in sufficient amounts or on terms acceptable to us. The delisting of our common stock from the Nasdaq Global Market and our low stock price also impairs our ability to raise additional capital. If the Company’s efforts to significantly increase its revenues are unsuccessful, the Company will reduce the amount of cash used by its operating activities, liquidate assets, implement restructuring initiatives, which may include the previously announced proposal to go private currently under consideration by a special committee of the Company’s Board of Directors, seek the protection of applicable bankruptcy laws or some combination of the foregoing.

Certain of our cash resources are not readily available for our operations.

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in a given European subsidiary for any reason other than the operation of that subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from that subsidiary to any other foreign or domestic account. Additionally, we may experience occasional funding deficits in our domestic operations during the next 12 months. We would fund any such deficit with resources from our international cash balances, however, due to the restrictions we face on our ability to use cash that we currently hold outside of the United States we may not be able to successfully fund any such deficits from our international cash resources. At September 30, 2007, approximately $2.7 million of cash was readily available for our domestic operations and $8.6 million was held outside of the United States. Our inability to utilize cash outside of the United States could slow our ability to operate and grow our business and reach our business objectives or impair our current operations. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline.

The debt and significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors may result in potential conflicts of interests, which could adversely affect the holders of our common stock and other investors, delay or cause a change in control and depress our stock price.

The debt and significant equity ownership by each of the General Atlantic Investors and the Cheung Kong Investors could create conflicts of interest between these majority shareholders and our other shareholders and between the General Atlantic Investors and the Cheung Kong Investors. For example, the General Atlantic Investors and the Cheung Kong Investors may only approve a change in control transaction that results in the payment of their liquidation preference or other terms satisfactory to them even if our other shareholders oppose the transaction, which could depress the price of our common stock or result in a transaction that causes our shareholders to receive consideration for their shares that is less than the price they paid.

As previously announced, the General Atlantic Investors and the Cheung Kong Investors recently submitted a proposal to take the Company private by acquiring all of the outstanding shares of our common stock. In response to the offer, we formed a special committee of independent directors to evaluate the offer. The special committee determined to proceed with discussions with these stockholders and has been engaged in ongoing negotiations regarding this potential transaction. However, no assurance can be given that a definitive agreement regarding this transaction will be reached or, if a definitive agreement is executed, that any such transaction will be consummated. If the transaction is consummated, the holders of outstanding stock may receive in the transaction consideration that is less than the price they paid for our shares. Alternatively, the General Atlantic Investors and the Cheung Kong Investors may prevent or delay a corporate transaction that is favored by our other shareholders. In addition, it is also possible that the risk that the General Atlantic Investors and the Cheung Kong Investors may disagree on approving a significant corporate transaction, for example a change in control transaction, could limit the number of potential partners willing to pursue such a transaction with us or limit the price that investors might be willing to pay for future shares of our common stock.

The debt and significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors as well as the widely disseminated ownership of our common stock could delay, cause, or prevent a change of control or depress our stock price.

As of September 30, 2007, the General Atlantic Investors beneficially own approximately 30.0% of our outstanding securities (which represents approximately 18.6% of the voting power) and the Cheung Kong Investors beneficially own approximately 15.7% of our outstanding securities (which represents approximately 13.2% of the voting power). As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, may have the ability, as shareholders acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us, including the going-private transaction that these investors recently proposed to us, and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could cause delay or prevent a change in control or depress our stock price.

The General Atlantic Investors and the Cheung Kong Investors also hold a significant portion of our outstanding 13.9% Notes, which require us to obtain their consent before taking certain corporate actions (for example, incurring indebtedness or selling assets) that would not otherwise require the consent of our shareholders. As a result, we may not be able to execute a transaction favored by management or beneficial to our other shareholders if we are notable to obtain their consent.

In addition, a significant majority of our outstanding shares of common stock are held by a large number of stockholders that individually own only a nominal amount of our stock. As a result, if we were to submit a non-routine significant transaction to our holders of common stock, as a separate class, for approval, we would need a very large number of stockholders to affirmatively vote in order to approve the transaction. In these instances, because we are a California corporation, any shares that are not voted are counted as votes against the transaction. Given that our common stock is no longer trading on the Nasdaq Global Market and the low trading price of our common stock, the value placed on the investment in our stock by these stockholders maybe minimal. As a result, we may be unable to obtain sufficient votes from the holders of our common stock to execute a transaction that is favored by management and a majority of our stockholders that return their votes, if the separate vote of the common stockholders is required.

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

In the event of liquidation, dissolution, winding up or change of control of Critical Path, we must repay the principal and accrued interest of the 13. 9% Notes and satisfy the liquidation preferences of our outstanding preferred stock. As of September 30, 2007, the aggregate amount of outstanding principal and interest on our 13.9% Notes was $25.6 million. The holders of Series E preferred stock would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such shares before any proceeds from a liquidation, dissolution or winding up is paid with respect to any other series or class of our capital stock. Accordingly, at September 30, 2007, the approximately 48.3 million shares of Series E preferred stock outstanding had an aggregate liquidation preference of approximately $86.0 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of the approximately 3.5 million shares of outstanding Series D preferred stock would be entitled to receive the greater of $13.75 per share of Series D preferred stock plus all accrued dividends on such shares (which, as of September 30, 2007, would result in an aggregate liquidation preference of approximately $69.8 million) or $22 per share (which currently would equal a liquidation preference of $77.5 million) before any proceeds from the liquidation, dissolution, winding up or change in control is paid to holders of our common stock. Thus, as of September 30, 2007, the combined liquidation preference of our Series D and Series E preferred stock is $163.5 million. We also would be required to satisfy the liquidation preference of our Series F Redeemable Convertible Preferred Stock (Series F preferred stock) however, as of September 30, 2007, there were no shares of Series F preferred stock outstanding, but there are outstanding warrants to purchase an aggregate of 0.4 million shares of Series F preferred stock. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the holders of our 13.9% Notes have been repaid and the liquidation preferences of our preferred stock are paid in full. Consequently, although we would likely be required under applicable law to obtain the separate class approval of the holders of our common stock for a change of control or the sale of all or substantially all of the shares of Critical Path, it is possible that such a transaction could result in all or substantially all of the proceeds of such transaction being distributed to the holders of our 13.9% Notes and our preferred stock.

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

Our preferred stock can be converted into common stock at anytime in the discretion of the holder of preferred stock. For example, during the three months ended June 30, 2007, at the request of certain holders of our Series E preferred stock, we converted approximately 465,000 shares of Series E preferred stock into approximately 544,000 shares of common stock. As of September 30, 2007, there were approximately 3.5 million shares of Series D preferred stock outstanding, which were convertible into approximately 46.6 million shares of common stock. In addition, we have approximately 48.3 million shares of Series E preferred stock outstanding, which are convertible as of September 30, 2007, at the option of the holders, into approximately 57.3 million shares of common stock. We also have outstanding warrants to purchase 0.4 million shares of Series F preferred stock which, if exercised, would initially be convertible into approximately 3.9 million shares of common stock. Any conversion of our preferred stock into common stock would increase the number of additional shares of common stock that may be sold into the market, which could substantially decrease the price of our common stock.

As the preferred stock accrues dividends, the number of shares of common stock issuable upon conversion will increase, which may increase the dilution to our holders of common stock and further decrease the price of our common stock.

Currently, shares of Series D preferred stock and shares of Series E preferred stock accrue dividends at a rate of 5 3/4% per year. If the maximum amount of dividends accrue on the outstanding shares of Series D preferred stock and Series E preferred stock prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 3.9 million shares to approximately 107.8 million shares of common stock. Further, if we are legally unable to redeem the Series E preferred stock and our Series D preferred stock on the redemption date, the value of these preferred shares will continue to accrue dividends and be convertible into an even greater number of shares until such time as they are converted or redeemed.

From time to time we engage in discussions with or receive proposals from third parties relating to a potential change of control of Critical Path.

We may enter into a transaction that constitutes a change of control of Critical Path. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, a merger or a sale of all or substantially all of our assets. We will in the future continue to evaluate potential business combinations or strategic transactions which, if consummated, may constitute a change of control and trigger the repayment of outstanding debt and liquidation preference payments described above and result in little or no payment to the holders of our common stock.

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

Competition for the products we provide and services we offer is intense. Although we are not aware of any one company that directly competes with every one of our products and services, we face a different set of competitors in each of our lines of business. The primary competitors of our messaging solutions include OpenWave Systems Inc., Sun Microsystems’ Sun ONE software division (formerly iPlanet), Microsoft Corporation, Google, Inc., Comverse, Inc., Mirapoint Inc. and the IronPort Systems division of Cisco Systems, Inc., as well as a variety of smaller product suppliers. In the market for mobile email services, we are competing in an emerging market and face new competitors as the market develops. We currently compete with Comverse, Inc., OpenWave Systems, Inc., Seven Networks, Inc. and Oz Communications, Inc. as well as with small, local technology providers such as O3sis IT AG, Consilient, Inexbee and AxisMobile; however, we expect to encounter competition from Microsoft Corporation, Yahoo! Inc. and Google Inc. in the future as they seek to mobilize their existing portal services. In the identity management market, we compete primarily with Sun Microsystems’ Sun ONE software division (formerly iPlanet), IBM Corporation, Microsoft Corporation, Novell Corporation, Siemens Corporation and Computer Associates, as well as various small identity management application vendors. If our existing customers and other consumers prefer the products and services offered by our competitors over ours, our revenues will decline.

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

In addition to the factors set forth above, our financial results on a U.S. GAAP basis have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the three months ended September 30, 2007, we incurred stock-based compensation expense of approximately $0.2 million primarily relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

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

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the three months ended September 30, 2007 and for the years ended December 31, 2006 and 2005, our top ten customers accounted for approximately 46%, 41% and 35%, respectively, of our total revenues. During the three months ended September 30, 2007, we did not have any customers which accounted for 10% or more of our total revenues. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

The telecommunications industry during the three months ended September 30, 2007 and years ended December 31, 2006 and 2005, accounted for approximately 31%, 74% and 32%, respectively, of the revenues from our top ten customers. If the relative financial performance of our customers deteriorates, it will impact our sales cycles and our ability to attract new business. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer would reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

We derived 83%, 77% and 74% of our revenues from international sales in the three months ended September 30, 2007 and years ended December 31, 2006 and 2005, respectively. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

If such an ownership change were considered to have occurred, our use of our pre-change net operating losses would generally be limited annually to the product of the long-term tax-exempt rate as of the time the ownership change occurred and the value of our company immediately before the ownership change. The long-term tax-exempt rate as of September 2007 was 4.50%. This could increase our federal income tax liability if we generate taxable income in the future. There can be no assurance that the Internal Revenue Service would not be able to successfully assert that we have undergone one or more ownership changes in the preceding three-year period.

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

The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the three months ended September 30, 2007, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $0.09 per share on July 2, 2007 to $0.07 per share on September 28, 2007. Our stock price may further decline or fluctuate in response to any number of factors and events, such as a reduction in the liquidity of our common stock as a result of moving from the Nasdaq Global Market to the OTC Bulletin Board, announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, regardless of our operating performance or other factors.

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

ITEM 5.	OTHER INFORMATION

On November 13, 2007, the Board of Directors of the Company unanimously appointed Mark Palomba, the Company’s Chief Executive Officer, to fill a vacancy on the Board.

ITEM 6.	EXHIBITS

4.1	Amendment No. 8 to Preferred Stock Rights Agreement dated as of October 26, 2007 between the Registrant and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 8-K filed on October 31, 2007).

10.1#	August 10, 2007 Memorandum of Amendment to Employment Agreement by and between the Registrant and Mark Palomba (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.2#	August 10, 2007 Memorandum of Amendment to Employment Agreement by and between the Registrant and James Clark (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate them by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL PATH, INC.

By:	/s/ James A. Clark
James A. Clark
Executive Vice President and Chief Financial Officer

Exhibit Index

4.1	Amendment No. 8 to Preferred Stock Rights Agreement dated as of October 26, 2007 between the Registrant and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 8-K filed on October 31, 2007).

10.1#	August 10, 2007 Memorandum of Amendment to Employment Agreement by and between the Registrant and Mark Palomba (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.2#	August 10, 2007 Memorandum of Amendment to Employment Agreement by and between the Registrant and James Clark (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate them by reference.