Form 10-K
period 2007-12-31
CRITICAL PATH INC
filed 2008-03-31
CIK 1060801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 000-25331

CRITICAL PATH, INC.

(Exact name of Registrant as specified in its charter)

California	911788300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

42-47, Lower Mount St., Dublin 2, Ireland	n/a
(address of principal executive offices)	(zip code)

(415) 541-2500

(Registrant’s telephone number, including area code)

None

(Securities registered pursuant to Section 12(b) of the Act)

Common Stock, Series C

Participating Preferred Stock Purchase Rights

(Securities registered pursuant to Section 12(g) of the Act and Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant was approximately $2,766,392 as of June 30, 2007, based on the closing price of the Common Stock as reported on the OTC Bulletin Board for that date. Shares of common stock held as of June 30, 2007 by each director and executive officer of the Registrant, as well as shares held by each holder of more than 10% of the common stock known to the Registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.

There were 67,917,770 shares of the Registrant’s Common Stock issued and outstanding on March 17, 2008.

Critical Path, Inc.

This Annual Report and the following disclosure contain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended and in effect from time to time. The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seek,” “proposed,” and “estimate” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding our ability to operate in the future, our ability to obtain funding, the adequacy and accessibility of funds to meet anticipated operating and capital needs, our future strategic, operational and financial plans, possible financing, strategic or business combination transactions, including (without limitation) the proposed going-private transaction, anticipated or projected revenues for our overall business or specific parts of our business, expenses and operational growth, markets and potential customers for our products and services, the continued seasonality of our business, development and timing of release of new and upgraded products and service offerings, plans related to license terms, sales strategies and global sales efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, investments in product development, our litigation strategy, use of future revenues, the features, benefits and performance of our current and future products and services, plans to reduce operating costs through continued expense management, the effect of the repayment of debt, the significance of non-cash charges we may incur related to stock-based compensation, and our ability to improve our internal control over financial reporting. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, failure to meet sales and revenue forecasts, our management of expenses and restructuring activities, failure to agree on the terms of or to consummate the proposed merger and recapitalization, failure to obtain additional financing or to restructure our currently outstanding debt and preferred stock, on favorable terms or at all, inability to fund any cash deficits in our domestic operations with cash from abroad, the effect of the conversion of our preferred stock, the liquidation preference of our preferred stock, the accrual of dividends for our preferred stock, risks associated with our internal controls over financial reporting and our ability to address any material weaknesses in our internal controls over financial reporting, difficulties of forecasting future results due to our evolving business strategy, the emerging nature of the market for our products and services, turnover within and integration of senior management, board of directors, members and other key personnel, difficulties in our strategic plans to exit certain products and services offerings, failure to expand our sales and marketing activities, potential difficulties associated with strategic relationships, general economic conditions in markets in which we do business, risks associated with our international operations, inability to predict future trading prices of our common stock which have fluctuated significantly in the past, foreign currency fluctuations, unplanned system interruptions and capacity constraints, software defects, and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Subsequent Events

On February 29, 2008, we entered into an Asset Purchase Agreement (the “Agreement”) with SPN Acquisition, Inc. (“SPN”) and GigaNews, Inc. (“GigaNews” and together with SPN the “Purchasers”) for the sale of certain of the assets and liabilities related to our Supernews usenet hosting business, including software, customer base, trade names and other elements of goodwill (the “Supernews Assets”) for up to $3.2 million in cash. On March 3, 2008, the closing under the Agreement occurred and we disposed of the Supernews Assets. Upon closing, the Purchasers paid us $2.5 million. The Purchasers will also pay up to an additional $0.7 million six months after closing if certain post-closing conditions are satisfied. Additionally, we have also entered into a separate Transition Services Agreement with the Purchasers under which we will carry on the business related to the Supernews Assets for 30 days during the transition of customers and technology to the Purchasers’ control.

The Go Private Transaction

The Merger

On December 5, 2007, we entered into an Agreement and Plan of Merger (as amended on February 19, 2008, referred to herein as the “merger agreement”) with CP Holdco, LLC, a newly-formed Delaware limited liability company, and CP Merger Co., a newly-formed California corporation and wholly-owned subsidiary of CP Holdco, LLC, pursuant to which CP Merger Co. will merge with and into Critical Path, Inc. (referred to herein as the “Company”). Such transaction is referred to herein as the “merger.” If the merger is completed, holders of our common stock (other than Parent and shareholders entitled to and who properly exercise dissenters’ rights under California law) will receive $0.102 in cash (subject to adjustments upon any stock split, stock dividend, stock distribution or reclassification of the common stock) (referred to herein as the “cash merger consideration”) plus a contingent right to receive a pro rata amount of any net recovery received by the Company with respect to an action pending in the United States District Court for the Western District of Washington captioned Vanessa Simmonds v. Bank of America Corporation and J.P. Morgan Chase & Co. (referred to herein as the “contingent litigation recovery right” and, together with the cash merger consideration, the “merger consideration”), without interest (subject to certain conditions) and less any applicable withholding of taxes, for each share of common stock they own.

On December 5, 2007, we also entered into a note exchange agreement with holders of our 13.9% Notes, pursuant to which these holders agreed to exchange their 13.9% Notes for shares of common stock of the surviving corporation in the merger at a price per share equal to the cash merger consideration. These holders also agreed that their Series F Redeemable Convertible Preferred Stock (“Series F preferred stock”) warrants will be cancelled at the effective time of the merger. The transactions contemplated by the note exchange agreement are subject to the satisfaction of specified conditions.

The Recapitalization

Immediately prior to the merger and pursuant to the terms of the merger agreement, we intend to amend and restate our existing articles of incorporation to, among other things, (i) provide for a 70,000-to-1 reverse stock split of the Series E Redeemable Convertible Preferred Stock (“Series E preferred stock”) to be effected immediately following the merger and the cashing out of all fractional shares of our Series E preferred stock resulting from such reverse stock split on an as if converted to common stock basis at a per share price equal to the Series E distribution amount, (ii) provide for the conversion of all of the then outstanding Series D Cumulative Redeemable Preferred Stock (“Series D preferred stock”) and Series E preferred stock after the reverse stock split into shares of our common stock upon the election by holders of a majority of the then outstanding shares of each such series to convert, (iii) increase the number of authorized shares of common stock to 500,000,000, (iv) permit shareholders to act by written consent, (v) terminate the authorization to issue Series F preferred stock and (vi) provide that the transactions do not constitute a change of control for purposes of our articles of incorporation.

Immediately following the merger, we intend to effect a recapitalization consisting of (i) the reverse stock split of our Series E preferred stock and the cashing out of all fractional shares resulting from such reverse stock split or on as if converted to common stock basis at a per share price equal to $0.102 (subject to adjustments upon any stock split, stock dividend, stock distribution or reclassification of the common stock) plus the contingent litigation recovery right; (ii) the conversion of our then outstanding Series D preferred stock and the remaining Series E preferred stock into shares of our common stock following the reverse stock split; and (iii) the exchange of all of our outstanding 13.9% notes for shares of our common stock at a per share price equal to the cash merger consideration pursuant to the note exchange agreement immediately after the conversion of all of our Series D preferred stock and Series E preferred stock.

As a result of the proposed merger and recapitalization, we will cease to be a publicly-traded company. Holders of our common stock immediately prior to the effective time of the merger and holders of less than 70,000 shares of our Series E preferred stock immediately prior to the reverse stock split will no longer have any interest in our future earnings or growth. CP Holdco, LLC is beneficially owned and controlled by certain of our existing shareholders. See Part III, Item 13, Certain Relationships and Related Party Transactions and Director Independence for more information about these shareholders. Immediately following consummation of the transactions, we intend to terminate the registration of our common stock and suspend our reporting obligations under the Securities Exchange Act of 1934, as amended (referred to herein as the “Exchange Act”), upon application to the United States Securities and Exchange Commission (referred to herein as the “SEC”). In addition, upon completion of the transactions, shares of our common stock will no longer be listed on any stock exchange or quotation system, including the OTC Bulletin Board.

In connection with the merger, we filed a definitive proxy statement on March 21, 2008 which provides in greater detail the terms of the proposed merger and recapitalization, the list of proposals to be voted upon at the special shareholder meeting set for Monday, April 21, 2008 at 10:00 am local time at the offices of Paul, Hastings, Janofsky & Walker LLP, 55 Second Street, San Francisco, California.

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

Hosted messaging. We no longer offer any hosted messaging services. Our former hosted messaging offering, branded as SuperNews, provided access to “usenet newsgroups” over the Internet and wireless networks for enterprises, telecommunications operators, and consumers. On February 29, 2008, we entered into an agreement to sell certain of the Supernews Assets and will no longer offer these services once the term of transition services agreement expires in April 2008. Additionally, in 2005, we also offered our messaging solutions as hosted services, where we provided access to and hosted email, personal information management such as calendar, contacts and resource scheduling. In January 2006, we sold the assets that supported our messaging solutions offered as a hosted service and, as a result, no longer offer these services.

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

In 2004, we began to focus our marketing and product development efforts in the messaging market on consumer messaging solutions for service providers. In order to communicate this focus to the marketplace, we introduced a new brand of solutions and new brand image in February 2005. The new brand—Memova ® —is used with our messaging solutions, including Memova ® Messaging, Memova ® Mobile and Memova ® Anti-Abuse. The Memova brand is intended to bring with it a more innovative, consumer-oriented image for us, better differentiating us from our competitors and strengthening the market’s perception of us as a provider of mobile and broadband messaging solutions for the consumer mass market.

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

Messaging Solutions

Our messaging solutions include: Memova Messaging, Memova Mobile and Memova Anti-Abuse.

Memova® Messaging—An integrated platform for service providers that provides email, as well as other value-added messaging services that are accessible via wireless devices, the web, and desktop email clients, such as Microsoft ® Outlook ® . Value-added messaging services enabled by the Memova Messaging platform include:

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

•

Critical Path Notification Server—Automatically generates alerts via SMS, WAP Push, email, or instant messaging over AOL , Yahoo! or MSN Instant Messaging based on user-specified events in Critical Path and third-party applications.

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

Memova® Mobile—Allows delivery of low-cost “push” email to simple, inexpensive mass-market mobile telephones that support MMS. Consumers can choose to have selected email messages from any POP, IMAP or webDAV-enabled email account pushed to their mobile phone, and they can select which senders to allow on the mobile device. The Memova ® Mobile solution offers simplified configuration, using standard text messages or a Web/WAP-based user interface. No software installation is required on the handset. In February 2006, we announced an extension of Memova Mobile, that allows simple content discovery from a mobile device and the ability to push content, such as music, blogs, news and other multimedia content—in addition to email—to inexpensive mass-market mobile devices based on user subscriptions to the specific content.

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

We currently offer messaging solutions as licensed software for on-premise deployment. Our licensed software and professional consultants help customers integrate products into their other applications and systems and offer a wide range of options for customization. In 2005, our messaging solutions were available as both licensed software and as hosted services. In January 2006, we completed the sale of certain assets related to the hosting portion of our email messaging solutions (the Hosted Assets) to Tucows.com Co. (Tucows). As a result, we no longer provide our email messaging solutions on a hosted basis.

Identity Management Solutions

Critical Path’s identity management solutions organize and manage user identity information, such as names, user ids, passwords, email addresses, telephone numbers, group affiliations, roles and access rights, for applications, databases, directories and operating systems. Our solutions offer high scalability, capable of supporting millions of entries with a single deployment.

Our identity management solutions include:

•

Data & Directory Integration—Assists organizations to reduce costs and improve the accuracy of information by consolidating critical data that are typically scattered throughout various business data systems into centralized profiles of each user. In addition, allows business rules for updating this data to be established and enforced so that accurate, current information can be synchronized and distributed to all appropriate applications and systems. This enables applications such as white pages directories to be deployed easily and reliably and for operating system infrastructure, such as Microsoft’s Active Directory, to be integrated with services from other vendors.

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

•

Password Management—Assists organizations in improving security and reduces helpdesk calls by automating and providing self-service interfaces for deploying passwords for each user across multiple applications and systems. Administrators can update passwords for all of a user’s applications, databases and operating systems from a central location. Users can take advantage of self-service interfaces to change passwords or reset forgotten passwords without requiring assistance from helpdesk or information technology (IT) personnel. Automating such labor-intensive tasks reduces errors and frees up helpdesk staff for other activities, leading to a variety of potential benefits such as cost savings, increased user productivity and reduced security vulnerabilities.

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

Sales and Marketing

Sales Strategies

Direct Sales. We maintain a direct sales force to introduce prospective customers and channel partners to our products and services and to work in tandem with our business partners. Our worldwide direct sales team is organized around our target markets in each of our key geographic regions. Currently, we have sales staff located in domestic offices in the San Francisco Bay Area and other cities that cover North America. Internationally we have members of our sales organization located in or around our offices in Stockholm, Madrid, Paris, Berlin, Turin, London, Dublin, Zurich, Jakarta, Singapore and Hong Kong which cover Europe, Southeast Asia, China, India, Hong Kong, Middle East and Africa.

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

Competition

Although we are not aware of any one company that directly competes with every one of our products and services, we face a different set of competitors in each of our lines of business. The primary competitors of our messaging solutions include OpenWave Systems Inc., Sun Microsystems’ Sun ONE software division (formerly iPlanet), Microsoft Corporation, Comverse, Inc., Mirapoint Inc. and IronPort Systems, Inc., as well as a variety of smaller product suppliers. In the market for mobile email services, we are competing in an emerging market and face new competitors as the market develops. We currently compete with Comverse, Inc., OpenWave Systems, Inc., Seven Networks, Inc. and Oz Communications, Inc. as well as with small, local technology providers such as O3sis IT AG, Inexbee and Axis Mobile however; we expect to encounter competition from Microsoft Corporation, Yahoo! Inc. and Google Inc. in the future as they seek to mobilize their existing portal services, as well as increased competition from vertically integrated handset suppliers like Research In Motion, Nokia and Apple. In the identity management market, we compete primarily with Sun Microsystems’ Sun ONE software division (formerly iPlanet), IBM Corporation, Microsoft Corporation, Novell Corporation, Siemens Corporation and Computer Associates, as well as various small identity management application vendors.

While these competitors and others exist in each of our individual lines of business, we believe our overall solution of products and services serves as a competitive advantage. Our products and services are designed to help customers easily integrate our broad range of products into their infrastructure, selecting multiple products and services from us as their requirements demand.

We believe that competitive factors affecting the market for our communications solutions include:

•	total cost of ownership and operation;

•	appeal and usability for consumers;

•	business models available to customer, including traditional license, subscription, revenue share or advertising-funded/subsidized;

•	solution orientation of messaging of offerings that allow deployment with limited customization;

•	breadth of platform features and functionality;

•	ease of integration and deployment into customers’ existing applications and systems;

•	scalability, reliability, performance and ease of expansion and upgrade;

•	ability to extensively customize, personalize and tailor solutions to different classes of users across multiple markets;

•	a full range of support services including market research, marketing planning and technology planning; and

•	perceived long-term stability of the vendor.

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

We invested $9.4 million, $9.8 million and $15.3 million in research and development in 2007, 2006 and 2005, respectively, or 27%, 30% and 32% our total operating expenses for such periods. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our products and services. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our products and services. The failure to adapt to such changes would harm our business. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to undertake substantial expenditures to modify or adapt our services or infrastructure.

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

We have registered “Critical Path,” “Memova” and “Messages That Matter” as trademarks in the United States. We have also registered and used “Critical Path” and “Memova” in a variety of foreign countries where we have operations or do business. We plan to continue to enforce those marks and other trademarks in both the United States and internationally, although protection of the marks cannot be assured.

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

Employees

At December 31, 2007, we had 203 employees, including 77 in services and operations, 38 in sales and marketing, 51 in research and development and 37 in general corporate and administration. Our employee base decreased by 43 employees from December 31, 2006 primarily due to the closure of our San Francisco, California facility and downsizing our Toronto, Canada facility. Our future success depends, in significant part, upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified and experienced technical, sales and managerial personnel. Competition for such personnel can be intense, and we cannot guarantee that we can retain our key technical and managerial employees or that we will be able to attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. We have only one employee, in Sweden, that is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

42-47, Lower Mount St.

Dublin 2, Ireland

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. In addition to the other information contained in this report, you should consider the following risk factors before investing in our securities.

We will need to raise additional capital, initiate other operational strategies and/or revise our existing obligations to continue our operations.

If we are unable to complete the proposed merger and recapitalization in a timely manner or at all, we must significantly increase our revenues, reduce the amount of cash used by our operating activities and generate positive cash flow from our operating activities, or we will need to undertake additional restructuring initiatives to continue our operations. We do not believe we have sufficient capital resources to fund our current operations beyond the second quarter of 2008. We face a number of challenges in operating our business and gaining new customers and maintaining existing ones, including our ability to overcome the going concern opinion issued by our independent registered public accounting firm and viability questions raised by prospective customers given our current capital needs. Additionally, as we approach the June 30, 2008 maturity of the $18.0 million principal amount of our 13.9% Promissory Notes (the 13.9% Notes) we will need to restructure our debt to delay the maturity date or seek additional financing in order to satisfy payment of the 13.9% Notes upon maturity. We will also be required to redeem our outstanding preferred stock in July 2008, which could require us to pay a substantial amount of cash to our holders of preferred stock to the extent permitted by law. As we approach the redemption date, we will need to modify the terms of our preferred stock to delay redemption of our preferred stock beyond their current redemption date in July 2008. The holders of a majority of our outstanding preferred stock are also the holders of a majority of our 13.9% Notes. However, we may be unable to agree on a restructuring of the 13.9% Notes or the Series D preferred stock and Series E preferred stock with the holders of these existing commitments. Moreover, in order to incur additional indebtedness, we must obtain the consent from the holders of two-thirds in principal amount of our outstanding 13.9% Notes and our preferred stockholders. Even if we obtain this consent, we do not believe that financing is available in sufficient amounts or on terms acceptable to us. The delisting of our common stock from the Nasdaq Global Market, our low stock price and the going concern opinion also impair our ability to raise additional capital. If our efforts to significantly increase our revenues are unsuccessful, we will reduce the amount of cash used by our operating activities, liquidate assets, implement restructuring initiatives, which may include the proposed merger and recapitalization, seek the protection of applicable bankruptcy laws or some combination of the foregoing.

Certain of our cash resources are not readily available for our operations.

We face restrictions on our ability to use cash that we currently hold outside of the United States for purposes other than the operation of each of our respective foreign subsidiaries that hold such cash. For example, our ability to use cash held in a given European subsidiary for any reason other than the operation of that subsidiary may result in certain tax liabilities and are subject to local laws that could prevent the transfer of cash from that subsidiary to any other foreign or domestic account. Additionally, we may experience occasional funding deficits in our domestic operations during the next 12 months. We would fund any such deficit with resources from our international cash balances, however, due to the restrictions we face on our ability to use cash that we currently hold outside of the United States we may not be able to successfully fund any such deficits from our international cash resources. At December 31, 2007, approximately $1.5 million of cash was readily available for our domestic operations and $7.1 million was held outside of the United States. Our inability to utilize cash outside of the United States could slow our ability to operate and grow our business and reach our business objectives or impair our current operations. We may also be forced to incur certain costs, such as tax liabilities, to be able to use this cash for domestic operations, which could cause our expenses to increase and our operating results to decline.

Business uncertainties while the proposed merger is pending may have an adverse effect on our business, financial condition and results of operations.

Uncertainty about the proposed merger and its effect on our employees, suppliers and partners may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated, and could create distractions that affect our performance as we prepare for the transactions. Uncertainties relating to the merger could also cause others that deal with us to defer decisions concerning the use of our products or services, or seek to change existing business relationships with us. Employee retention may be particularly challenging while the merger is pending, as employees may experience uncertainty about their future roles with the post-merger entity.

Failure to complete the merger and the recapitalization may negatively impact our ongoing business.

If the merger is not approved by our shareholders or the merger and the recapitalization are not completed for any other reason, we will remain an independent public company and our common stock will continue to be listed and traded on the OTC Bulletin Board and the 13.9% Notes will remain due on June 30, 2008. If the merger and the recapitalization are not completed, the price of our common stock may decline, particularly to the extent that the current market price of our common stock reflects a market assumption that the merger and the recapitalization will be completed. In addition, our business may be harmed to the extent that our customers believe that we cannot effectively operate our business without consummating the merger and the recapitalization or there is customer and employee uncertainty surrounding our future direction. We also will be required to pay significant costs incurred in connection with the merger and the recapitalization, including legal, accounting and financial advisory fees, whether or not the merger and the recapitalization are completed. For example, we are required to reimburse CP Holdco, LLC for its transaction expenses up to $750,000 if the merger agreement is terminated under certain circumstances. As a result of these factors if the merger and the recapitalization were not completed, our business, prospects, results of operations or stock price could be adversely impacted.

The debt and significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors may result in potential conflicts of interests, which could adversely affect the holders of our common stock and other investors, delay or cause a change in control and depress our stock price.

The debt and significant equity ownership by General Atlantic Partners, 74 L.P., GAP Coninvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. KG (collectively the “General Atlantic Investors”) and Campina Enterprises Limited, Cenwell Limited, Dragonfield Limited and Lion Cosmos Limited (collectively the “Cheung Kong Investors”) could create conflicts of interest between these majority shareholders and our other shareholders and between the General Atlantic Investors and the Cheung Kong Investors. For example, the General Atlantic Investors and the Cheung Kong Investors may only approve a change in control transaction that results in the payment of their liquidation preference or other terms satisfactory to them even if our other shareholders oppose the transaction, which could depress the price of our common stock or result in a transaction that causes our shareholders to receive consideration for their shares that is less than the price they paid.

On December 5, 2007, we entered into an Agreement and Plan of Merger, which was subsequently amended on February 19, 2008, with CP Holdco, LLC, or CP Holdco, and CP Merger Co., a wholly-owned subsidiary of CP Holdco, pursuant to which we would merge with and into CP Merger Co. As a result of the merger and related transactions, we will cease to be a publicly-traded company. If the merger is completed, holders of our common stock (other than CP Holdco and shareholders entitled to and who properly exercise dissenters’ rights under California law) will receive $0.102 in cash (subject to adjustments upon any stock split, stock dividend, stock distribution or reclassification of our common stock) plus the contingent litigation recovery right for each share of common stock they own. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of this Annual Report on Form 10-K for more information about the proposed merger and recapitalization. CP Holdco is beneficially owned by certain of our existing shareholders, including the General Atlantic Investors and certain of the Cheung Kong Investors. Holders of a majority of the voting power of our outstanding common stock, Series D preferred stock and Series E preferred stock, including the members of CP Holdco, are parties to a voting agreement, dated December 5, 2007, pursuant to which such parties agreed to vote their shares of capital stock of the Company in favor of the proposed merger and related transactions. Accordingly, the shareholder vote required to approve the proposed merger will be substantially influenced by shareholders with a financial interest in the parties to the proposed transaction. If the transaction is consummated, the holders of outstanding stock may receive in the transaction consideration that is less than the price they paid for their shares. If a competing transaction were to be proposed, it would have to be approved by the Special Committee as a superior proposal and the Company could only terminate the merger agreement if it complies with certain other conditions of the merger agreement, including reimbursing CP Holdco for its transaction-related expenses up to $750,000. It is possible that the risk that the General Atlantic Investors and the Cheung Kong Investors may disagree on approving a significant corporate transaction, for example a change in control transaction, could limit the number of potential partners willing to pursue such a transaction with us or limit the price that investors might be willing to pay for future shares of our common stock.

The debt and significant equity ownership by the General Atlantic Investors and the Cheung Kong Investors as well as the widely disseminated ownership of our common stock could delay, cause, or prevent a change of control or depress our stock price.

On March 14, 2008, certain of the General Atlantic Investors and certain of the Cheung Kong Investors converted 2.2 million shares of Series D preferred stock into approximately 30.2 million shares of our common stock. As of March 17, 2008, after the conversion of the Series D preferred stock, the General Atlantic Investors beneficially own approximately 30.2% of our outstanding securities (which represents approximately 24.9% of the voting power) and the Cheung Kong Investors beneficially own approximately 15.8% of our outstanding securities (which represents approximately 17.1% of the voting power). As a result, the General Atlantic Investors and the Cheung Kong Investors, although not affiliated, may have the ability, as shareholders acting together, to control the outcome of shareholder votes, including votes concerning the election of a majority of our directors, approval of merger transactions involving us, including the proposed merger, and the sale of all or substantially all of our assets or other business combination transactions, charter and bylaw amendments and other significant corporate actions, which could cause delay or prevent a change in control or depress our stock price.

Certain of the General Atlantic Investors and certain of the Cheung Kong Investors also hold a significant portion of our outstanding 13.9% Notes, which require us to obtain their consent before taking certain corporate actions (for example, incurring indebtedness or selling assets) that would not otherwise require the consent of our shareholders. As a result, we may not be able to execute a transaction favored by management or beneficial to our other shareholders if we are notable to obtain their consent.

We have a history of losses, expect continuing losses and may never achieve profitability.

We have not achieved profitability in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP) in any period and expect to continue to incur net losses in accordance with U.S. GAAP for the foreseeable future. In addition, we intend to continue to spend resources on maintaining and strengthening our business, and this may, in the near term, cause our operating expenses to increase and our operating results to decline.

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

In the event of liquidation, dissolution, winding up or change of control of Critical Path, we must repay the principal and accrued interest of the 13.9% Notes and satisfy the liquidation preferences of our outstanding preferred stock. As of March 17, 2008, the aggregate amount of outstanding principal and interest on our 13.9% Notes was $27.6 million. The holders of Series E preferred stock would be entitled to receive $1.50 per share of Series E preferred stock plus all accrued dividends on such shares before any proceeds from a liquidation, dissolution or winding up is paid with respect to any other series or class of our capital stock. Accordingly, at March 17, 2008, the approximately 48.3 million shares of Series E preferred stock outstanding had an aggregate liquidation preference of approximately

$87.9 million. The aggregate amount of the preference will increase as the shares of Series E preferred stock accrue dividends based on simple interest at an annual rate of 5 3/4%. After all of the then outstanding shares of Series E preferred stock have received payment of their liquidation preference, the holders of the approximately 1.3 million shares of outstanding Series D preferred stock, as of March 31, 2008, would be entitled to receive the greater of $13.75 per share of Series D preferred stock plus all accrued dividends on such shares (which, as of March 17, 2008, would result in an aggregate liquidation preference of approximately $26.1 million) or $22 per share (which currently would equal a liquidation preference of $28.5 million) before any proceeds from the liquidation, dissolution, winding up or change in control is paid to holders of our common stock. Thus, as of March 17, 2008, the combined liquidation preference of our Series D and Series E preferred stock is $116.4 million. We also would be required to satisfy the liquidation preference of our Series F preferred stock however, as of March 17, 2008, there were no shares of Series F preferred stock outstanding, but there are outstanding warrants to purchase an aggregate of 0.4 million shares of Series F preferred stock. Holders of our common stock will not receive any proceeds from a liquidation, winding up or dissolution, including from a change of control, until after the holders of our 13.9% Notes have been repaid and the liquidation preferences of our preferred stock are paid in full. Consequently, although we would likely be required under applicable law to obtain the separate class approval of the holders of our common stock for a change of control or the sale of all or substantially all of the shares of Critical Path, it is possible that such a transaction could result in all or substantially all of the proceeds of such transaction being distributed to the holders of our 13.9% Notes and our preferred stock.

Pursuant to a note exchange agreement, the holders of our 13.9% Notes have agreed to exchange their notes for shares of common stock of the Company following the merger at a per share price equal to the cash merger consideration. The holders of our 13.9% Notes have also agreed that their Series F preferred stock warrants will be cancelled at the effective time of the merger. The transactions contemplated by the note exchange agreement are conditioned upon the consummation of the merger, the filing of the second amended and restated articles of incorporation with the Secretary of State of California and the conversion of all of the outstanding Series D preferred stock and the Series E preferred stock remaining following the reverse stock split of the Series E preferred stock into shares of common stock of the Company following the merger.

We will be required to redeem our outstanding preferred stock in July 2008, which could require us to pay a substantial amount of cash to our holders of preferred stock.

We will be required to redeem our outstanding shares of our Series D preferred stock, Series E preferred stock and Series F preferred stock, to the extent any Series F preferred stock is outstanding, in July 2008 to the extent that we have cash legally available to pay for the redemption as determined in accordance with applicable law. We anticipate that we will need to modify the terms of our preferred stock to delay redemption of our preferred stock. However, we may be unable to modify these terms or do so on new terms reasonably acceptable to us. The amount we are required to pay for these shares will be equal to the accreted value of the shares at the time of redemption. As of the redemption date in July 2008, the redemption price per share that we will be required to pay will be $20.58 per share of Series D preferred stock, $1.84 per share of Series E preferred stock and $14.00 plus any accrued dividends per share of Series F preferred stock. If no holders of shares of our preferred stock elect to convert their shares into common stock prior to the redemption date, we would be required to pay an aggregate of $116.0 million in order to redeem the outstanding shares of preferred stock in July 2008. If we do not meet specified criteria under applicable law that allows a corporation to use its cash to redeem outstanding shares of capital stock, we will not be allowed to redeem these shares in July 2008. If we are legally unable to redeem all or any portion of our outstanding preferred stock on the redemption date, the redemption cost of these outstanding preferred shares will continue to increase as these shares will continue to accrue dividends until the shares are either converted or redeemed. Any cash payments we are required to make to redeem our outstanding preferred stock could harm our ability to operate and grow our business or reach our business objectives.

The conversion of our preferred stock would result in a substantial number of additional shares of common stock outstanding, which could decrease the price of our common stock.

Our preferred stock can be converted into common stock at anytime in the discretion of the holder of preferred stock. For example, during the three months ended June 30, 2007, at the request of certain holders of our Series E preferred stock, we converted approximately 465,000 shares of Series E preferred stock into approximately 544,000 shares of common stock. In March 2008, at the request of certain holders of our Series D preferred stock, we converted an aggregate of approximately 2.2 million shares of Series D preferred stock into approximately 30.2 million shares of common stock. As of March 17, 2008, there were approximately 1.3 million shares of Series D preferred stock outstanding, which were convertible into approximately 17.4 million shares of common stock. In addition, we have approximately 48.3 million shares of Series E preferred stock outstanding, which are convertible as of March 17, 2008, at the option of the holders, into approximately 58.6 million shares of common stock. We also have outstanding warrants to purchase 0.4 million shares of Series F preferred stock which, if exercised, would initially be convertible into approximately 3.9 million shares of common stock. Any conversion of our preferred stock into common stock would increase the number of additional shares of common stock that may be sold into the market, which could substantially decrease the price of our common stock.

As the preferred stock accrues dividends, the number of shares of common stock issuable upon conversion will increase, which may increase the dilution to our holders of common stock and further decrease the price of our common stock.

Currently, shares of Series D preferred stock and shares of Series E preferred stock accrue dividends at a rate of 5  3/4% per year. If the maximum amount of dividends accrue on the outstanding shares of Series D preferred stock and Series E preferred stock prior to the automatic call for redemption date, the number of shares of common stock issuable upon conversion will increase by approximately 1.4 million shares to approximately 77.4 million shares of common stock. Further, if we are legally unable to redeem the Series E preferred stock and our Series D preferred stock on the redemption date, the value of these preferred shares will continue to accrue dividends and be convertible into an even greater number of shares until such time as they are converted or redeemed.

From time to time we engage in discussions with or receive proposals from third parties relating to a potential change of control of Critical Path.

We may enter into a transaction that constitutes a change of control of Critical Path. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, the proposed merger or a sale of all or substantially all of our assets. We will in the future continue to evaluate potential business combinations or strategic transactions which, if consummated, may constitute a change of control and trigger the repayment of outstanding debt and liquidation preference payments described above and result in little or no payment to the holders of our common stock.

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

Competition for the products we provide and services we offer is intense. Although we are not aware of any one company that directly competes with every one of our products and services, we face a different set of competitors in each of our lines of business. The primary competitors of our messaging solutions include OpenWave Systems Inc., Sun Microsystems’ Sun ONE software division (formerly iPlanet), Microsoft Corporation, Google, Inc., Comverse, Inc., Mirapoint Inc. and the IronPort Systems division of Cisco Systems, Inc., as well as a variety of smaller product suppliers. In the market for mobile email services, we are competing in an emerging market and face new competitors as the market develops. We currently compete with Comverse, Inc., OpenWave Systems, Inc., Seven Networks, Inc. and Oz Communications, Inc. as well as with small, local technology providers such as O3sis IT AG, Consilient, Inexbee and AxisMobile; however, we expect to encounter competition from Microsoft Corporation, Yahoo! Inc. and Google Inc. in the future as they seek to mobilize their existing portal services, as well as increased competition from vertically integrated handset suppliers like Research In Motion, Nokia and Apple. In the identity management market, we compete primarily with Sun Microsystems’ Sun ONE software division (formerly iPlanet), IBM Corporation, Microsoft Corporation, Novell Corporation, Siemens Corporation and Computer Associates, as well as various small identity management application vendors. If our existing customers and other consumers prefer the products and services offered by our competitors over ours, our revenues will decline.

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

Management through, in part, the documentation, testing and assessment of our internal control over financial reporting has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2007. However, we take disclosure controls and procedures seriously and have taken certain actions to address those material weaknesses which were identified in connection with the assessment of our internal controls over financial reporting. Our inability to remedy our material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of our common stock. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

Failure or circumvention of our controls and procedures could seriously harm our business.

We continue to make significant changes in our internal control over financial reporting and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. In addition, the effectiveness of our remediation efforts and of our internal controls is subject to limitations, including the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, our remediation efforts to improve our internal control over financial reporting may not prevent all improper acts or ensure that all material information will be made known to management in a timely fashion. In addition, because substantial additional costs may be necessary to implement these remedial measures, our limited resources may cause a further delay in the remediation of all of our material weaknesses. The failure or circumvention of our controls, policies and procedures or of our remediation efforts could have a material adverse effect on our business, results of operations and financial condition.

Due to our evolving business strategy and the nature of the markets in which we compete, our future revenues are difficult to predict and our quarterly operating results may fluctuate.

We cannot accurately forecast our revenues as a result of our evolving business strategy and the emerging nature of the messaging and directory infrastructure market. Forecasting is further complicated by recent strategic and operational restructurings, and may continue to be complicated by future restructurings. In addition, our reliance on large dollar value transactions, as well as market fluctuations, can complicate our ability to forecast accurately. Our revenues in some past quarters fell and could continue to fall short of expectations if we experience delays or cancellations of even a small number of orders. We often offer volume-based pricing, which may affect our operating margins. A number of factors are likely to cause fluctuations in operating results, including, but not limited to:

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

In addition to the factors set forth above, our financial results on a U.S. GAAP basis have been and will continue to be impacted by the extent to which we incur non-cash charges associated with stock-based arrangements with employees and non-employees. In particular, during the year ended December 31, 2007, we incurred stock-based compensation expense of approximately $0.3 million primarily relating to the issuance of common stock and the grant of options and warrants to employees and non-employees. Grants of options and warrants also may be dilutive to existing shareholders.

Our revenues and operating results have not improved and could decline as a result of the sale of the hosted usenet newsgroup assets or the future elimination of product or service offerings through termination, sale or other disposition. Future decisions to eliminate, revise or limit any other offerings of a product or service would involve other factors that could cause our revenues to decline and our expenses to increase, including the expenditure of capital, the realization of losses, further reductions in our workforce, facility consolidation or the elimination of revenues along with the associated costs.

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

In the past, we have elected to divest or discontinue certain business operations through termination, sale or other disposition. For example, in January 2006 we sold substantially all of the assets relating to our hosted messaging business which contributed to a decline in our revenues for the year ended December 31, 2006 as compared to the previous year ended December 31, 2005 and most recently in February 2008 we sold the software, customer base, trade names and other elements of goodwill associated with our Supernews usenet hosting business. Furthermore, we may choose to divest certain business operations based on our management’s perception of their strategic value to our business, even if such operations have been profitable historically. Decisions to eliminate or limit certain business operations have involved in the past, and could in the future involve, the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.

A limited number of customers and markets account for a high and increasing percentage of our revenues and if we lose a major customer, are unable to attract new customers, or the markets which we serve suffer financial difficulties, our revenues could decline.

We expect that sales of our products and services to a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. For example, for the years ended December 31, 2007, 2006 and 2005, our top ten customers accounted for approximately 44%, 41% and 35%, respectively, of our total revenues. During the year ended December 31, 2007, we did not have any customers which accounted for 10% or more of our total revenues. Our future success depends on our ability to retain our current customers, and to attract new customers, in our target markets. The loss of one or several major customers, whether through termination of agreements, acquisitions or bankruptcy, could significantly reduce our revenues. Our agreements with our customers typically have terms of one to three years often with automatic one-year renewals and can be terminated without cause upon certain notice periods that vary among our agreements and range from a period of 30 to 120 days notice.

The telecommunications industry during the years ended December 31, 2007, 2006 and 2005, accounted for approximately 86%, 74% and 32%, respectively, of the revenues from our top ten customers. If the relative financial performance of our customers deteriorates, it will impact our sales cycles and our ability to attract new business. If our customers terminate their agreements for any reason before the end of the contract term, the loss of the customer would reduce our current and future revenues. Also, if we are unable to enter into agreements with new customers and develop business with our existing customers, our business will not grow and we will not generate additional revenues.

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

Throughout 2007, 2006, 2005 and 2004, we announced a series of changes in our management that included the departure of senior executives and changes in our board of directors. Most recently in August 2007, one of the members of our board of directors resigned and was replaced with a new director; in June 2007, our chief executive officer resigned from that role but remains as chairman; two of our other executive officers departed in 2006, two of our directors joined us in 2005 and many of the members of our current board of directors and senior executives joined us in 2004. Further, we may continue to make additional changes to our senior management team. If our new management team is unable to accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. It is possible that this high turnover at our senior management levels may also continue for a variety of reasons. The loss of the services of one or more of our key senior executive officers could also affect our ability to successfully implement our business objectives, which could slow the growth of our business and cause our operating results to decline. For these reasons, our shareholders may lose confidence in our management team and decide to dispose of our common stock, which could cause the price of our common stock to decline.

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

In 2007, we eliminated 14% of our workforce, closed our San Francisco, California headquarters facility and downsized our facility in Toronto, Canada. In 2006, we completed the sale of the assets related to our hosted messaging services, terminated our headquarters’ facility lease, reduced the amount of space for our headquarters facility and entered into a sublease of the same headquarter facilities, and moved our U.S. based accounting operations from our headquarters facility to Dublin, Ireland. In 2005, we restructured the lease for, and relocated, our headquarter facilities. In 2004, we restructured several significant contracts, consolidated certain activities to offices in Toronto, Canada and Dublin, Ireland from higher cost areas such as the San Francisco Bay Area, eliminated approximately 20% of our workforce and reduced the use of third-party contractors. We expect to continue to make determinations about the strategic future of our business and operations, and our ability to execute on such plans effectively could affect our future operations. A failure to execute successfully on such plans and to plan appropriately could cause our expenses to continue to outpace our revenues and our financial condition to significantly decline.

We may experience a decrease in market demand due to declines in the global economy.

A substantial portion of our business is derived from international sales, and a decline in the global economy could have a more severe impact on our financial results than on the results of some of our competitors. The effects of the sub-prime lending problems in the United States, terrorist attacks, particularly in Europe where we derive a significant portion of our revenue, and other similar events and the war in Iraq could affect demand for goods and services, including digital communications software and services.

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

Finally, the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. We continue to review all of our accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to our relationships with our independent registered public accounting firm, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and loan practices, and intend fully to continue to comply with such laws. We expect these rules and regulations will increase our general and administrative expenses and to make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our various committees of the Board including, in particular, the audit committee.

We may have liability for Internet content and we may not have adequate liability insurance.

Through February 2008, we provided usenet newsgroup hosting and as such, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via our services. We do not screen the content generated by our users or their customers, and we could be exposed to liability with respect to this content. Furthermore, some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. In some instances, we may be subject to criminal liability in connection with Internet content transmission. Our current insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There also is a risk that a single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Should either of these risks occur, capital contributed by our shareholders might need to be used to settle claims. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage could result in substantial out-of-pocket costs to us, or could result in the imposition of criminal penalties.

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

We derived 82%, 77% and 74% of our revenues from international sales in the years ended December 31, 2007, 2006 and 2005, respectively. Our corporate headquarters are located in Dublin, Ireland. We intend to continue to operate in international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business and our ability to increase revenue and improve our operating results could suffer. We have limited experience in international operations and may not be able to compete or operate effectively in international markets. We face certain risks inherent in conducting business internationally, including:

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

If such an ownership change were considered to have occurred, our use of our pre-change net operating losses would generally be limited annually to the product of the long-term tax-exempt rate as of the time the ownership change occurred and the value of our company immediately before the ownership change. The long-term tax-exempt rate as of December 2007 was 4.49%. This could increase our federal income tax liability if we generate taxable income in the future. There can be no assurance that the Internal Revenue Service would not be able to successfully assert that we have undergone one or more ownership changes in the preceding three-year period.

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

The trading price of our common stock has been and may continue to experience volatility, wide fluctuations and declines. For example, during the year ended December 31, 2007, the closing sale prices of our common stock on the OTC Bulletin Board ranged from $0.11 per share on January 3, 2007 to $0.08 per share on December 31, 2007. Our stock price may further decline or fluctuate in response to any number of factors and events, such as a reduction in the liquidity of our common stock as a result of moving from the Nasdaq Global Market to the OTC Bulletin Board, announcements related to technological innovations, intense regulatory scrutiny and new corporate and securities and other legislation, strategic and sales relationships, new product and service offerings by us or our competitors, litigation outcomes, changes in senior management, changes in financial estimates and recommendations of securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and the market for our stock, media interest in accounting scandals and corporate governance questions, overall market conditions and domestic and international economic factors unrelated to our performance. In addition, the stock market in general, particularly with respect to technology stocks, has experienced extreme volatility and a significant cumulative decline in recent quarters. This volatility and decline has affected many companies, including our company, irrespective of the specific operating performance of such companies. These broad market influences and fluctuations may adversely affect the price of our stock, regardless of our operating performance or other factors.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the materially important facilities that we currently lease:

Location	Square feet	Lease term	Lease expiration	Option to renew	Primary use
Toronto, Canada (a)	9,789	5 years	June 30, 2012	No	Marketing, research and development and operations

Dublin, Ireland	23,995	15 years	July 4, 2014	No	Selling, marketing, research and development, general and administrative

Turin, Italy	5,382	6 years	October 1, 2008	No	Selling, marketing and general and administrative

(a)	In February 2008, we entered into an agreement to sub-lease this facility from April 1, 2008 to June 30, 2012. As part of this agreement, we will occupy a small portion of this facility with the sub-tenant.

In addition to the facilities listed above, we also lease facilities in the United States and Europe. In the United States, we lease facilities in the states of Georgia and Washington D.C., which are used primarily for professional services and general and administrative purposes. In Europe, we lease other facilities in Britain, France, Germany, Italy, Spain, Switzerland and Sweden, which are used primarily for selling, marketing, research and development and general and administrative purposes. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we have been subject to litigation including the pending litigation described below.

As additional information becomes available, we will assess our potential liability and revise our liability, if any. Pending or future litigation could be costly, could cause the diversion of management’s attention and could upon resolution, have a material adverse effect on our business, results of operations, financial condition and cash flow. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, we are not a party to any other material legal proceedings.

Action in the Superior Court of San Diego. In April 2006, we were added as a named defendant in a lawsuit previously filed by a former shareholder of Extricity, Inc. against current and former officers and directors of Peregrine Systems, Inc., Peregrine’s former accountants, some of Peregrine’s customers, including us and various other unnamed defendants. In February 2007, the plaintiff filed a third amended complaint, which for the first time contained certain allegations and claims raised against us. The complaint alleged that certain of the named defendants including us, as Peregrine’s customers, engaged in fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with U.S. GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Extricity’s merger with Peregrine. We filed a demurrer to all claims, however, the court found the plaintiff’s allegations to be sufficient for the pleading stage, subject to further factual discovery. We recorded a $0.2 million liability against this claim as of September 30, 2007. We entered into a settlement agreement with the plaintiff on October 8, 2007. Under the agreement, we made payments totaling significantly less than the expected costs for pursuing the next phase of litigation. In February 2008, the complaint and all claims against us were dismissed with prejudice.

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.) against us, and certain of our former officers and directors and underwriters connected with our initial public offering (IPO) of common stock. The purported class action complaints were filed by individuals who allege that they purchased our common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased our common stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. We reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involved no monetary payment and no admission of liability by us.

A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006, and the district court took the matter under submission. Meanwhile the consolidated case against the underwriters proceeded. On October 13, 2004, the district court had certified a class in the underwriters’ proceeding. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. In August 2007, the plaintiffs submitted amended complaints in six of the cases which are proceeding as test cases. We are not among the issuers that received a further amended complaint. In the meantime, the issuer defendants, including us, are working to reinstate the settlement agreement with the plaintiffs on substantially the same terms. We have not recorded a liability against this claim as of December 31, 2007.

Derivative Action in Western District of Washington. In July 2007, we received a letter demanding on behalf of alleged Company stockholder Vanessa Simmonds that our board of directors prosecute a claim against our IPO underwriters, in addition to certain unnamed directors, key officers and certain other shareholders who allegedly engaged in short-swing trading during certain periods in 1999 and 2000 in violation of the Securities Exchange Act of 1934, section 13(d) and Rule 13d-5. The board declined to prosecute the claim on the grounds that it did not seem to have any merit and, even if it did, it would be time-barred and unlikely to result in any benefit to us and our stockholders. In October 2007, the plaintiff filed a complaint for recovery of short-swing profits under Section 16(b) of the Exchange Act against BancBoston Robertson Stephens, Inc. and JP Morgan Chase & Co. The complaint names us as a “nominal defendant”. No damages are alleged against us and no other relief is sought. The plaintiff subsequently filed amended complaints and a status conference has been scheduled for August 2008, at which time a schedule will be set for defendants to move or answer the amended complaints. If the proposed merger and recapitalization are completed, holders of our common stock, holders of options and warrants to purchase common stock with exercise prices at or below $0.102 per share and holders of our Series E preferred stock who will be cashed out in the reverse stock split will receive a contingent right to receive a pro rata amount of any net recovery received by the Company with respect to this action, without interest and less any applicable withholding of taxes, for each share of common stock they own. (Subject to further limitations discussed under “The Go Private Transaction.”) We have not recorded a liability against this claim as of December 31, 2007.

The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm our business and financial condition. In particular, the lawsuits or the lingering effects of previous lawsuits and the previously completed SEC investigation could harm relationships with existing customers and our ability to obtain new customers and partners. The continued defense of lawsuits could also result in the diversion of management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the settlements or the lawsuits could cause the price of our common stock to further decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits, and although we believe we maintain adequate and customary insurance, the size of any such payments could seriously harm our financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 27, 2007, we held our Annual Meeting of Shareholders to vote upon the following proposals:

(1) Elect eight directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified; and

(2) Ratify the appointment of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the 2007 fiscal year.

Each of the proposals listed above passed with the following votes as set forth in the tables below:

		Common stock		Series D preferred stock		Series E preferred stock
		For	Withheld	For	Withheld	For	Withheld
Proposal (1)	Mark J. Ferrer	23,065,003	3,230,591	16,327,219	—	20,415,745	56,022
	Mario Bobba	23,066,695	3,228,900	16,327,219	—	20,415,888	55,880
	Ross M. Dove	23,068,746	3,226,830	16,327,219	—	20,415,802	55,965
	Gerald Ma Lai Chee	23,068,567	3,227,028	16,327,219	—	20,416,159	55,608
	Mark E. Palomba	23,067,660	3,227,934	16,327,219	—	20,415,802	55,965
	Frost R.R. Prioleau	23,068,468	3,227,126	16,327,219	—	20,415,802	55,965
	Michael J. Shannahan	23,067,787	3,227,807	16,327,219	—	20,415,802	55,965

Mr. Tom Tinsley’s term as a director continued after the meeting as the designee of the Series D preferred stock.

		For	Against	Abstain
Proposal (2)	Common stock	23,306,405	1,022,597	1,966,593
	Series D preferred stock	16,327,219	—	—
	Series E preferred stock	20,449,814	21,566	386

There were no broker non-votes for any of the proposals.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was traded on the Nasdaq Global Market under the symbol “CPTH” from March 1999 to November 2005. Since November 2005, our common stock has been traded on the OTC Bulletin Board under the symbol “CPTH.” For the quarterly periods indicated in the year ended December 31, 2007 and 2006, the following table presents the high and low sale price per share of our common stock as reported on the OTC Bulletin Board.

	Fiscal year 2007		Fiscal year 2006
	High	Low	High	Low
First fiscal quarter ended March 31	$0.36	$0.09	$0.39	$0.15
Second fiscal quarter ended June 30	0.13	0.09	0.34	0.19
Third fiscal quarter ended September 30	0.11	0.06	0.21	0.12
Fourth fiscal quarter ended December 31	0.11	0.07	0.18	0.11

Holders

We have only one class of common stock and as of March 17, 2008, there were approximately 1,064 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of our shareholders.

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

Sales of Unregistered Securities and Purchases of Equity Securities

During the three months and year ended December 31, 2007, we did not sell any equity securities that were not registered under the Securities Act nor did we repurchase any of our equity securities.

Stock Price Performance Graph

The graph below compares the cumulative total shareholder return of our Common Stock with the cumulative total return on the Nasdaq Composite Index and the S&P Internet Software & Services Index. The period shown commences on December 31, 2002 and ends on December 31, 2007, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2002, and the reinvestment of any dividends. The interim investment points show the value of $100 invested on December 31, 2002 as of the end of each year between 2002 and 2007.

The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or Exchange Act.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data during the fiscal years ended December 31, 2007, 2006 and 2005 and selected consolidated balance sheet data at December 31, 2007 and 2006 have been derived from our audited consolidated financial statements presented herein. Certain amounts in the selected consolidated statement of operations data for the fiscal years ended December 31, 2004 and 2003 have been reclassified to discontinued operations to conform with current period presentation. The data set forth below should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amount)
Consolidated statement of operations data:
Net revenues (a,d)	$44,014	$41,655	$61,740	$65,365	$66,234
Cost of net revenues (d)	18,045	18,085	32,276	45,626	44,986

Gross profit	25,969	23,570	29,464	19,739	21,248
Operating expenses (b,d)	34,288	32,196	47,273	63,166	74,367

Operating loss	(8,319)	(8,626)	(17,809)	(43,427)	(53,119)
Interest and other income (expense) (c)	(3,461)	(3,233)	3,210	(9,481)	(10,406)

Loss from continuing operations before provision for income taxes	(11,780)	(11,859)	(14,599)	(52,908)	(63,525)
Benefit (provision) for income taxes	118	(867)	(938)	(1,112)	(856)

Loss from continuing operations	(11,662)	(12,726)	(15,537)	(54,020)	(64,381)
Income from discontinued operations, net of taxes (d)	1,226	1,760	1,885	2,023	2,248

Net loss	(10,436)	(10,966)	(13,652)	(51,997)	(62,133)
Dividends and accretion on redeemable preferred stock (e)	(14,998)	(14,117)	(18,730)	(14,565)	(12,446)

Net loss attributable to common shareholders	$(25,434)	$(25,083)	$(32,382)	$(66,562)	$(74,579)

Basic and diluted earning per share data (f):
Loss available to common shareholders before discontinued operations	$(0.72)	$(0.74)	$(1.07)	$(3.25)	$(3.84)
Income from discontinued operations	0.03	0.05	0.06	0.10	0.11

Net loss available to common shareholders	$(0.69)	$(0.69)	$(1.01)	$(3.15)	$(3.73)

Shares used in the basic and diluted per share calculations	37,080	36,174	31,933	21,123	20,020

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents (g)	$8,609	$14,542	$18,707	$23,239	$18,984
Working capital (h)	(26,179)	(452)	4,644	2,683	1,876
Goodwill (i)	7,944	7,460	7,047	6,613	6,613
Total assets	31,797	38,003	45,424	69,199	67,725
Current liabilities	48,388	27,704	29,352	44,790	38,652
Notes payable (h)	26,791	22,396	18,493	5,565	38,360
Capital lease obligations, long-term	—	—	50		1,295
Redeemable preferred stock	148,588	134,406	120,293	122,377	30,411
Shareholders’ deficit (j)	(168,560)	(147,344)	(125,008)	(112,189)	(77,242)

(a)	Revenues decreased for the year ended December 31, 2006 from 2005 primarily as a result of the sale of the Hosted Assets (see Note 2 – Sale of Hosted Assets in the Notes to Consolidated Financial Statements and decreased license sales of our identity management and messaging software.
(b)	For the year ended December 31, 2007, operating expenses include a net $1.1 million charge related to costs incurred with strategic restructuring activities (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements) and $1.3 million of expense related to costs incurred with the proposed merger and recapitalization.

For the year ended December 31, 2006, operating expenses include a net $1.3 million charge related to costs incurred with strategic restructuring activities (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements), stock-based expense of $0.7 million in connection with our adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123R), Share-Based Payment , which revised SFAS 123, Accounting for Stock-Based Compensation (see also Note 12—Shareholders’ Deficit, Stock Based Compensation, in the Notes to Consolidated Financial Statements) and a gain on sale of assets of $3.2 million related to the sale of the Hosted Assets in January 2006 (see also Note 2—Sale of Hosted Assets, Gain on Sale of Assets, in the Notes to Consolidated Financial Statements).

For the year ended December 31, 2005, operating expenses include a net $2.2 million charge related to costs incurred with strategic restructuring activities, primarily related to $1.3 million lease termination payment (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements) and stock-based expense of $0.9 million related to amortization of restricted stock grants (see also Note 12—Shareholders’ Deficit, Stock Based Compensation, in the Notes to Consolidated Financial Statements).

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

(c)	For the year ended December 31, 2007, interest and other income (expense) include $1.2 million gain related to the sale of certain patents.

For the year ended December 31, 2005, interest and other income (expense) include $0.5 million gain for final release of escrow fund related to the acquisition of The docSpace Company (docSpace).

For the year ended December 31, 2004, interest and other income (expense) include a $12.8 million charge for loss on extinguishment of debt taken in connection with the conversion of approximately $32.8 million of convertible notes payable into 21.9 million shares of Series E preferred stock (see also Note 11— Redeemable Preferred Stock, Series E Redeemable Convertible Preferred Stock in the Notes to Consolidated Financial Statements).

For the year ended December 31, 2003, interest and other income (expense) include a gain of $3.8 million related to the early release of escrow funds related to the acquisition of docSpace.

(d)	Certain amounts from our prior period financial statements have been reclassified to discontinued operations in connection with the sale of our Supernews Assets to conform with current period presentation. The following table sets forth the revenues, cost of revenues and operating expenses that attributable to the Supernews Assets which are components of discontinued operations.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Revenues	$4,386	$4,775	$5,092	$5,707	$6,063
Cost of revenues	(3,014)	(2,876)	(3,053)	(2,926)	(3,298)
Selling and marketing	(146)	(139)	(154)	(662)	(517)
Restructure expense	(—)	(—)	(—)	(96)	(—)

Discontinued operations, net of taxes	$1,226	$1,760	$1,885	$2,023	$2,248

(e)	The accretion on redeemable preferred stock in the consolidated statement of operations data table represents the dividends accrued and accretion of the beneficial conversion feature related to the shares of Series D and Series E preferred stock issued and outstanding. In the year ended December 31, 2004, we issued approximately 55.9 million shares of Series E preferred stock in connection with the conversion of certain of our outstanding notes payable and the rights offering. During the years ended December 31, 2003 and 2001, we issued in aggregate, a total of approximately 4.2 million shares of Series D preferred stock in connection with certain financing activities and a litigation settlement (see also Note 11—Redeemable Preferred Stock in the Notes to Consolidated Financial Statements).

The redeemable preferred stock in the consolidated balance sheet data table represents the value of the outstanding Series D and E preferred stock at the years ended December 31, 2007, 2006, 2005, 2004 and 2003 (see also Note 11—Redeemable Preferred Stock in the Notes to Consolidated Financial Statements).

(f)	The following table sets forth the calculation of net loss per common shareholder:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Net loss attributable to common shareholders
Loss from continuing operations	$(11,662)	$(12,726)	$(15,537)	$(54,020)	$(64,381)
Income from discontinued operations, net of taxes	1,226	1,760	1,885	2,023	2,248

Net loss	(10,436)	(10,966)	(13,652)	(51,997)	(62,133)
Dividend and accretion on redeemable preferred stock	(14,998)	(14,117)	(18,730)	(14,565)	(12,446)

Net loss attributable to common shareholders	$(25,434)	$(25,083)	$(32,382)	$(66,562)	$(74,579)

Weighted average shares outstanding
Shares used in the computation of basic and diluted net loss attributable to common shareholders	37,080	36,174	31,933	21,123	20,020
Basic and diluted net loss per share attributable to common shareholders
Loss attributable to common shareholders before discontinued operations	$(0.72)	$(0.74)	$(1.07)	$(3.25)	$(3.84)
Income from discontinued operations	0.03	0.05	0.06	0.10	0.11

Basic and diluted net loss per share attributable to common shareholders	$(0.69)	$(0.69)	$(1.01)	$(3.15)	$(3.73)

(g)	See the discussion of Liquidity and Capital resources in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(h)	The Notes payable at December 31, 2007, 2006 and 2005 are related to our outstanding 13.9% Notes which are also included in Current liabilities at December 31, 2007 (see also Note 8—Notes Payable, 13.9% Notes, in the Notes to Consolidated Financial Statements).

During 2005, the $5.6 million balance of the notes payable outstanding at December 31, 2004 was paid on maturity. During the year ended December 31, 2004, $32.8 million of convertible subordinated notes converted to shares of Series E preferred stock (see also Note 11—Redeemable Preferred Stock, Series E Redeemable Convertible Preferred Stock, in the Notes to Consolidated Financial Statements).

(i) See Note 6—Goodwill in the Notes to Consolidated Financial Statements.

(j)	In connection with our adoption of Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in 2006 and electing to use the one-time transitional adjustment allowed under SAB 108, we made adjustments of $10.7 million to the beginning balance of our accumulated deficit as of January 1, 2006 (see also Note 1—The Company and Summary of Significant Accounting Policies, Adoption of Staff Accounting Bulletin 108, in the Notes to Consolidated Financial Statements). The effect of these adjustments on our prior year financial statements was not material.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent Events

On February 29, 2008, we entered into an Asset Purchase Agreement (the “Agreement”) with SPN Acquisition, Inc. (“SPN”) and GigaNews, Inc. (“GigaNews” and together with SPN the “Purchasers”) for the sale of certain of the assets and liabilities related to our Supernews usenet hosting business, including software, customer base, trade names and other elements of goodwill (the “Supernews Assets”) for up to $3.2 million in cash. On March 3, 2008, the closing under the Agreement occurred and we disposed of the Supernews Assets. Upon closing, the Purchasers paid us $2.5 million. The Purchasers will also pay up to an additional $0.7 million six months after closing if certain post-closing conditions are satisfied. Additionally, we have also entered into a separate Transition Services Agreement with the Purchasers under which we will carry on the business related to the Supernews Assets for 30 days during the transition of customers and technology to the Purchasers’ control.

On March 14, 2008, certain of the General Atlantic Investors and certain of the Cheung Kong Investors converted 2.2 million shares of our Series D preferred stock into 30.2 million shares of our common stock. As a result of this conversion, our total common stock outstanding increased to 67,917,770.

The Go Private Transaction

The Merger

On December 5, 2007, we entered into an Agreement and Plan of Merger (as amended on February 19, 2008, referred to herein as the “merger agreement”) with CP Holdco, LLC, a newly-formed Delaware limited liability company and CP Merger Co., a newly-formed California corporation and wholly-owned subsidiary of CP Holdco, LLC pursuant to which CP Merger Co. will merge with and into Critical Path, Inc. (referred to herein as the “Company”). Such transaction is referred to herein as the “merger.” If the merger is completed, holders of our common stock (other than CP Holdco, LLC and shareholders entitled to and who properly exercise dissenters’ rights under California law) will receive $0.102 in cash (subject to adjustments upon any stock split, stock dividend, stock distribution or reclassification of the common stock) (referred to herein as the “cash merger consideration”) plus a contingent right to receive a pro rata amount of any net recovery received by the Company with respect to an action pending in the United States District Court for the Western District of Washington captioned Vanessa Simmonds v. Bank of America Corporation and J.P. Morgan Chase & Co. (referred to herein as the “contingent litigation recovery right” and, together with the cash merger consideration, the “merger consideration”), without interest (subject to certain conditions) and less any applicable withholding of taxes, for each share of common stock they own.

On December 5, 2007, we also entered into a note exchange agreement with holders of our 13.9% Notes, pursuant to which these holders agreed to exchange their 13.9% Notes for shares of common stock of the surviving corporation in the merger at a price per share equal to the cash merger consideration. These holders also agreed that their Series F preferred stock warrants will be cancelled at the effective time of the merger. The transactions contemplated by the note exchange agreement are subject to the satisfaction of specified conditions.

The Recapitalization

Immediately prior to the merger and pursuant to the terms of the merger agreement, we intend to amend and restate our existing articles of incorporation to, among other things, (i) provide for a 70,000-to-1 reverse stock split of the Series E preferred stock to be effected immediately following the merger and the cashing out of all fractional shares of our Series E preferred stock resulting from such reverse stock split on an as if converted to common stock basis at a per share price equal to $0.102 (subject to adjustments upon any stock split, stock dividend, stock distribution or reclassification of the common stock) plus the contingent litigation recovery right; (ii) provide for the conversion of all of the then outstanding Series D preferred stock and Series E preferred stock after the reverse stock split into shares of our common stock upon the election by holders of a majority of the then outstanding shares of each such series to convert, (iii) increase the number of authorized shares of common stock to 500,000,000, (iv) permit shareholders to act by written consent, (v) terminate the authorization to issue Series F preferred stock and (vi) provide that the transactions do not constitute a change of control for purposes of our articles of incorporation.

Immediately following the merger, we intend to effect a recapitalization consisting of (i) the reverse stock split of our Series E preferred stock and the cashing out of all fractional shares resulting from such reverse stock split; (ii) the conversion of our then outstanding Series D preferred stock and the remaining Series E preferred stock into shares of our common stock following the reverse stock split; and (iii) the exchange of all of our outstanding 13.9% notes for shares of our common stock at a per share price equal to the cash merger consideration pursuant to the note exchange agreement immediately after the conversion of all of our Series D preferred stock and Series E preferred stock.

As a result of the proposed merger and recapitalization, we will cease to be a publicly-traded company. Holders of our common stock immediately prior to the effective time of the merger and holders of less than 70,000 shares of our Series E preferred stock immediately prior to the reverse stock split will no longer have any interest in our future earnings or growth. CP Holdco, LLC is beneficially owned and controlled by certain of our existing shareholders. See Part III, Item 13, Certain Relationships and Related Party Transactions and Director Independence for more information about these shareholders. Immediately following consummation of the transactions, we intend to terminate the registration of our common stock and suspend our reporting obligations under the Securities Exchange Act of 1934, as amended (referred to herein as the “Exchange Act”), upon application to the Securities and Exchange Commission (referred to herein as the “SEC”). In addition, upon completion of the transactions, shares of our common stock will no longer be listed on any stock exchange or quotation system, including the OTC Bulletin Board.

In connection with the merger, we filed a definitive proxy statement on March 21, 2008 which provides in greater detail the terms of the proposed merger and recapitalization, the list of proposals to be voted upon at the special shareholder meeting set for Monday, April 21, 2008 at 10:00 am local time at the offices of Paul, Hastings, Janofsky & Walker LLP, 55 Second Street, San Francisco, California.

Overview

We deliver software and services that enable the rapid deployment of highly scalable value-added solutions for messaging and identity management. Our messaging and identity management solutions help organizations expand the range of digital communications services they provide while helping to reduce overall costs. Our messaging solutions, which were available in 2005 and prior years both as licensed software and as hosted services, provide integrated access to a broad range of communication and collaboration applications from wireless devices, web browsers, desktop clients, and voice systems. In January 2006, we sold the assets related to our hosted messaging business to Tucows and most recently in February 2008 we sold the Supernews Assets. We do not intend to directly offer hosted messaging and usenet newsgroup services in the future. Our identity management solutions are designed to reduce burdens on helpdesks, simplify the deployment of key security infrastructure, enable compliance with new regulatory mandates, and help reduce the cost and effort of deploying applications and services to distributed organizations, mobile users, suppliers, and customers.

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

We generate revenues from three primary sources:

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

Hosted messaging services. We no longer offer any hosted messaging services. Our former hosted messaging offering, branded as SuperNews, provided access to “usenet newsgroups” over the Internet and wireless networks for enterprises, telecommunications operators, and consumers. On February 29, 2008, we entered into an agreement to sell certain of the Supernews Assets and will no longer offer these services once the term of transition services agreement expires in April 2008. Additionally, in 2005, we also offered our messaging solutions as hosted services, where we provided access to and hosted email, personal information management such as calendar, contacts and resource scheduling. In January 2006, we sold the assets that supported our messaging solutions offered as a hosted service and, as a result, no longer offer these services. Our hosted services were offered on a subscription basis for terms ranging over monthly, quarterly or annual subscriptions. Revenues from our SuperNews offering are a component of discontinued operations as a result of the February 2008 sale.

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

Restructuring Initiatives

We have operated at a loss since our inception and as of December 31, 2007, we had an accumulated deficit of approximately $2.3 billion, which includes a $1.3 billion charge for impairment of goodwill and other long-lived assets that we recorded in fiscal year 2000. We have undertaken numerous restructuring initiatives in an effort to align our operating structure not only to the business and economic environments through which we have operated but also in response to our changing business in an effort to generate net income. Our restructuring activities in 2007, 2006 and 2005 were as follows:

•

During 2007, we recorded restructure charges totaling $1.1 million, of which, $0.8 million included elimination of approximately 14% of our total workforce, primarily in North America, the closure of our office location in San Francisco, California and the downsizing of our office in Toronto, Canada as well as $0.1 million related to the closure of an office in the United Kingdom and Santa Monica, California as well as completing the transition of our U.S. accounting operations to Ireland.

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

•

Hosted messaging revenues were generated from fees for hosting services we offered related to our usenet newsgroup service branded as Supernews. These were primarily based upon monthly contractual per unit rates for the services involved, which were recognized on a monthly basis over the term of the contract normally beginning with the month in which service delivery starts.

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

Stock-based compensation. Effective January 1, 2006, we adopted SFAS 123R. SFAS 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock compensation in net income. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee stock options was not recognized in the statement of operations. There was no cumulative effect of adoption. See also Note 12—Shareholders’ Deficit, Stock Based Compensation, in the Notes to the Consolidated Financial Statements for further discussion and analysis with respect to impact the adoption of SFAS 123R had on our financial statements.

Liquidity and Capital Resources

We have operated at a loss since inception and our history of losses from operations and cash flow deficits, in combination with our cash balances, raise concerns about our ability to fund our operations. We have focused on capital financing initiatives in order to maintain current and planned operations. Our primary sources of capital have come from both debt and equity financings that we have completed over the past several years; and the sale of the Hosted Assets in January 2006 and most recently, the sale of our Supernews Assets in February 2008. In 2003 and 2004, we secured additional funds through several rounds of financing that involved the sale of senior secured convertible notes all of which converted into Series E preferred stock in 2004. In the third quarter of 2004, we completed a rights offering, and, in the fourth quarter of 2004, we secured and drew $11.0 million from an $18.0 million round of 13.9% debt financing and in March 2005, we drew down the remaining $7.0 million. We are not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in June 2008, at which time all principal and interest will become due. In January 2006, we sold our Hosted Assets for $6.3 million, and in September 2006 and December 2006, we received from amounts held in escrow $1.0 million and $0.1 million, respectively, in connection with the satisfaction of certain post-closing conditions related to the sale. Additionally, in January 2007, we received $0.1 million, the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied. In February 2008, we sold our Supernews Assets for up to $3.2 million of which $2.5 million was paid upon closing and the remaining $0.7 million will be paid six months after closing if certain post-closing conditions are satisfied.

Our principal sources of liquidity include our cash and cash equivalents. As of December 31, 2007, we had cash and cash equivalents available for operations totaling $8.6 million, of which $7.1 million was located in accounts outside the United States and which is not readily available for our domestic operations. Accordingly, at December 31, 2007 our readily available cash resources in the United States were $1.5 million. Additionally, as of December 31, 2007, we had cash collateralized letters of credit totaling approximately $0.2 million which is recorded as restricted cash on our balance sheet and is not readily available for our operations.

We believe that our existing capital resources are not sufficient to fund our current operations beyond the second quarter of 2008. In June 2008, we will be required to repay the outstanding amount of principal and interest on our 13.9% Notes. As of December 31, 2007, the outstanding principal and interest on these notes was $26.8 million. In July 2008, we may also be required to redeem our outstanding shares of our Series D and Series E preferred stock to the extent the payment of cash to redeem shares is permitted by applicable law at that time. If no holders of our Series D and Series E preferred stock elect to convert their shares of preferred stock into common stock before the redemption date, we could be required to pay an aggregate of $116.0 million in July 2008 if allowed by applicable law. However, our ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness” and we do not believe equity financing on terms reasonably acceptable to us is currently available. Additionally, if we are unable to increase our revenues or if we are unable to reduce the amount of cash used by our operating activities during 2008 and into 2009, we may be required to undertake additional restructuring alternatives to continue our operations. Further, our common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq Global Market. Consequently, selling our common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. We believe our listing on the OTC Bulletin Board, and our low stock price, greatly impair our ability to raise additional capital, through equity or debt financing.

We have prepared our consolidated financial statements under the assumption that Critical Path is a going concern. These conditions described above, raise substantial doubt about our ability to continue as a going concern.

We have entered into a merger agreement (see Note 1, The Company and Summary of Significant Accounting Policies, The Merger and Go Private Transaction, in the Notes to Financial Statements) and intend to take certain corporate actions that, if successfully completed, will result in us no longer being a publicly traded company and no longer being subject to the reporting obligations under the Securities Exchange Act of 1934, as amended. In connection with the merger, all of our Series D and Series E preferred stock outstanding following the proposed merger and 70,000-to-1 reverse stock split of the Series E preferred stock and the 13.9% Notes will be converted to common equity in the surviving privately held company, which would eliminate our need to repay the outstanding principal and interest on the 13.9% Notes and redeem our outstanding shares of Series D and Series E preferred stock. However, even if we succeed in completing the merger and recapitalization, we will also need to increase revenues and initiate additional restructuring activity to achieve profitability. If we fail to complete the merger and recapitalization or to increase our revenues, we will further reduce the amount of cash used by our operating activities, liquidate additional assets, implement further restructuring initiatives, seek the protection of applicable bankruptcy laws or some combination of the forgoing. See also discussion of liquidity in Item 1A. “Risk Factors.”

The following table sets forth our net losses attributable to common shareholders and the cash used by our operating activities for the periods indicated:

	Year ended December 31,
		Year over year change			Year over year change
	2007	$	%	2006	$	%	2005
	(in thousands)
Net loss attributable to common shareholders	$(25,434)	$(351)	-1%	$(25,083)	$7,299	23%	$(32,382)
Net cash used by operating activities	(7,858)	625	7%	(8,483)	(2,983)	-54%	(5,500)

Our principal sources of liquidity include our cash and cash equivalents. As of December 31, 2007, we had cash and cash equivalents available for operations totaling $8.8 million, of which $7.1 million was located in accounts outside the United States and which is not readily available for our domestic operations however, we have developed a cash repatriation program which has made access to our foreign cash more efficient. Accordingly, at December 31, 2007 our readily available cash resources in the United States were $1.5 million. Additionally, as of December 31, 2007, we had cash collateralized letters of credit totaling approximately $0.2 million which is recorded as restricted cash on our balance sheet and is not readily available for our operations.

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

Cash and cash equivalents

The following table sets forth our cash and cash equivalents balances as of the dates indicated:

	December 31,		Year over year change
	2007	2006	$	%
	(in thousands)
Cash and cash equivalents	$8,609	$14,542	$(5,933)	-41%

Total cash and cash equivalents decreased during the year ended December 31, 2007 primarily as a result of the cash used by our operating activities and our investing activities partially offset by cash provided by the beneficial effect of foreign exchange rates as set forth in the table below (in thousands):

Net cash used by operating activities	$(7,858)
Net cash provided by investing activities	702
Net cash used by financing activities	(14)

Net decrease in cash and cash equivalents	(7,170)
Beginning balance at December 31, 2006	14,542
Effect of exchange rates on cash and cash equivalents	1,237

Ending balance at December 31, 2007	$8,609

Net cash used by operating activities. Our operating activities used cash during the year ended December 31, 2007. This cash was used to support our net loss of $10.4 million which, when adjusted for non-cash items such as: depreciation and amortization of $1.9 million, a $0.6 million gain due to the decrease in the fair value of embedded derivative liabilities, amortization of stock-based expenses of $0.3 million as well as the gain on the sale of the Hosted Assets of $0.1 million, gain on the sale of the patents of $1.2 million and accrued interest and accretion on our 13.9% Notes of $4.4 million; totaled $5.9 million. Additionally, cash was used by our operating activities in connection with a $2.0 million net change in assets and liabilities. This change is primarily related to a $1.9 million decrease in other liabilities, $0.4 million decrease in income and other tax liabilities, $0.3 million decrease in accounts payable, $0.2 million decrease in accrued compensation and $0.1 million decrease in deferred revenue, partially offset by a $0.6 million decrease in accounts receivable and a $0.4 million decrease in prepaid expenses and other assets.

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

	December 31,		Year over year change
	2007	2006	$	%
	(dollars in thousands; DSOs in days)
Accounts receivable, net	$11,315	$10,283	$1,032	10%
DSOs	80	74	6	8%

Accounts receivable balances and days sales outstanding (DSOs) increased from December 31, 2006 primarily due to the greater proportion of revenues being generated by European customers during the three months ended December 31, 2007 as compared to the same period in the prior year which, while within the norms in the region, typically have longer payment terms than do our customers in the United States.

A number of non-cash items, such as: depreciation and amortization, stock-based expenses, deferred interest on debt and certain restructuring charges have been charged to expense and impacted our net results during the years ended December 31, 2007 and 2006. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows. Our operating cash flows will be impacted in the future based on our operating results, our ability to collect our accounts receivable on a timely basis, and the timing of payments to our vendors for accounts payable.

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

Net cash provided by investing activities. Our investing activities provided $0.7 million of cash during the year ended December 31, 2007 primarily as a result of $1.2 million gain on the sale of patents and a $0.1 million proceeds from the sale of Hosted Assets partially offset by purchases of equipment totaling $0.6 million primarily used to support our research and development efforts. We expect to fund our ongoing capital purchases through the use of our available cash resources.

Ability to incur additional indebtedness

Subject to limited exceptions, we must seek the consent of our preferred shareholders and debt holders in order to incur any additional indebtedness.

Contractual Obligations and Commitments

The table below sets forth our significant cash obligations and commitments as of December 31, 2007.

	Year ended December 31,
	Total	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Redeemable preferred stock (a)	$161,651	$161,651	$—	$—	$—	$—	$—
13.9% notes (b)	28,681	28,681	—	—	—	—	—
Operating lease obligations	8,767	1,980	1,423	1,257	1,173	1,173	1,760
Other purchase obligations (c)	780	780	—	—	—	—	—

	$199,879	$193,092	$1,423	$1,257	$1,173	$1,173	$1,760

(a)	Includes dividends totaling $30.3 million (see also Note 11—Redeemable Preferred Stock in the Notes to Consolidated Financial Statements) due in July 2008.
(b)	Includes interest totaling $10.7 million due in June 2008.
(c)	Represents certain contractual obligations related to royalty obligations incurred in connection with sales of third-party software products, the future purchase of maintenance related to hardware and software products being utilized within research and development and IT operations, the use of third-party developers as well as vendor contract termination fees expected to be incurred with the sale of the Supernews assets.

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

The following table sets forth our results of operations for the fiscal years ended December 31, 2007, 2006 and 2005.

	Year ended December 31,
		Year over year change			Year over year change
	2007	$	%	2006	$	%	2005
	(in thousands, except per share amounts)
NET REVENUES:
Software licensing	$15,206	$2,330	18%	$12,876	$(6,202)	-33%	$19,078
Hosted services	—	—	0%	$—	(10,106)	-100%	10,106
Professional services	10,157	(382)	-4%	$10,539	(2,220)	-17%	12,759
Maintenance and support	18,651	411	2%	$18,240	(1,557)	-8%	19,797

Total net revenues	44,014	2,359	6%	41,655	(20,085)	-33%	61,740

COST OF NET REVENUES:
Software licensing	4,587	140	3%	4,447	(396)	-8%	4,843
Hosted services	—	(266)	-100%	266	(11,776)	-98%	12,042
Professional services	7,873	(283)	-3%	8,156	(1,175)	-13%	9,331
Maintenance and support	5,585	369	7%	5,216	(844)	-14%	6,060

Total cost of net revenues	18,045	(40)	0%	18,085	(14,191)	-44%	32,276

GROSS PROFIT	25,969	2,399	10%	23,570	(5,894)	-20%	29,464
OPERATING EXPENSES:
Selling and marketing	12,327	(49)	0%	12,376	(3,995)	-24%	16,371
Research and development	9,442	(373)	-4%	9,815	(5,436)	-36%	15,251
General and administrative	11,544	(370)	-3%	11,914	(1,539)	-11%	13,453
Restructuring and other expenses	1,104	(174)	-14%	1,278	(920)	-42%	2,198
Gain on sale of assets	(129)	3,058	-96%	(3,187)	(3,187)	0%	—

Total operating expenses	34,288	2,092	6%	32,196	(15,077)	-32%	47,273

OPERATING LOSS	(8,319)	307	-4%	(8,626)	9,183	-52%	(17,809)
Other income (expense), net	789	368	87%	421	(6,203)	-94%	6,624
Interest income	427	(95)	-18%	522	51	11%	471
Interest expense	(4,677)	(501)	12%	(4,176)	(291)	7%	(3,885)

Loss from continuing operations before provision for income taxes	(11,780)	79	-1%	(11,859)	2,740	-19%	(14,599)
Benefit (provision) for income taxes	118	985	-114%	(867)	71	-8%	(938)

Net loss from continuing operations	(11,662)	1,064	-8%	(12,726)	2,811	-18%	(15,537)
Income from discontinued operations, net of taxes	1,226	(535)	-30%	1,760	(125)	-7%	1,885

NET LOSS	(10,436)	530	-5%	(10,966)	2,686	-20%	(13,652)
Dividends and accretion on redeemable preferred stock	(14,998)	(881)	6%	(14,117)	4,613	-25%	(18,730)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(25,434)	$(351)	1%	$(25,083)	$7,299	-23%	$(32,382)

Basic and diluted earning per share data:
Loss available to common shareholders before discontinued operations	$(0.72)	$0.02	-3%	$(0.74)	$0.33	-31%	$(1.07)
Income from discontinued operations	0.03	(0.02)	-32%	0.05	(0.01)	-18%	0.06

Net loss available to common shareholders	$(0.69)	$0.01	-1%	$(0.69)	$0.32	-32%	$(1.01)

Shares used in the basic and diluted per share calculations	37,080	906	3%	36,174	4,241	13%	31,933

NET REVENUES

Total net revenues increased in 2007 from 2006 as a result of increased revenues from software licenses and maintenance and support services as well as the benefit from the increase in the value of foreign currencies, particularly the Euro, against the U.S. Dollar, offset partially by decreased revenues from our professional services. Total net revenues decreased in 2006 from 2005 as a result of the substantial decrease in revenues from hosted messaging services due to the sale of our Hosted Assets as well as decreased revenues from software licenses, professional services and maintenance and support services.

•

Software licensing. Software license revenues increased in 2007 from 2006 primarily due to an increase in the volume of licenses for our identity management (marketed as a component of Memova Messaging) software platform, as well as increased revenue from Memova Mobile and our third-party license sales, partially offset by decreased revenue recognized from our Memova Anti-Abuse product.

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

•

Hosted services. Hosted services revenues attributable to the Supernews Assets in 2007, 2006 and 2005 have been reclassified to discontinued operations as a result of the sale of the Supernews Assets in February 2008. Hosted revenues in 2005 are comprised of revenues attributable to the Hosted Assets which we sold in January 2006 and as a result there is no revenue attributable to the Hosted Assets in 2007 or 2006.

•

Professional services. Professional services revenues decreased in 2007 from 2006 primarily due to reduction in revenues from the repeat delivery of previously developed professional service solutions to our customers.

•

Professional services revenues decreased in 2006 from 2005 primarily as a result of reduced activity at a large engagement as it neared completion with a customer in Sweden and the conclusion of an engagement with a customer in Switzerland as well as reduction in revenues from the repeat delivery of previously developed professional service solutions to our customers.

•

Maintenance and support. Maintenance and support revenues increased in 2007 from 2006 primarily due to foreign currencies, particularly the Euro, increasing in value versus the U.S. dollar. Because we recognize a significant portion of our revenues in the foreign currency in the country we are performing such services, a strengthening of that currency or currencies in a particular period, compared to prior periods, will serve to increase our revenues when expressed in U.S. dollars.

Maintenance and support revenues decreased in 2006 from 2005 primarily due to maintenance contracts that renewed at lower rates and the expiration of maintenance contracts in Europe that were not renewed.

The following table sets forth our total revenues by region for the fiscal years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007	% of total	Year over year change		2006	% of total	Year over year change		2005	% of total
			$	%			$	%
	(in thousands)
North America	$4,415	10%	$(1,420)	-24%	$5,835	14%	$(6,702)	-53%	$12,537	20%

Europe	38,420	87%	3,566	10%	34,854	84%	(11,947)	-26%	46,801	76%
Latin America	460	1%	193	72%	267	1%	(884)	-77%	1,151	2%
Asia pacific	719	2%	20	3%	699	2%	(552)	-44%	1,251	2%

Subtotal international	39,599	90%	3,779	11%	35,820	86%	(13,383)	-27%	49,203	80%

	$44,014	100%	$2,359	6%	$41,655	100%	$(20,085)	-33%	$61,740	100%

International revenues increased in total and as a proportion of total revenue in 2007 from 2006 primarily due to an increase in the volume of licenses for our messaging and identity management software platforms in Europe as well as increased revenue from a license for Memova Mobile in Europe and increased revenue recognized from our Memova Anti-Abuse product in Europe.

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

For the years ended December 31, 2007, 2006 and 2005, we did not have any customers which accounted for 10% or more of our total annual net revenues.

COST OF NET REVENUES AND GROSS MARGIN

Total cost of net revenues decreased slightly in 2007 from 2006 primarily as a result of decreased professional services and hosted services costs partially offset by increased costs from our maintenance and support services and software licensing costs.

•

Software licensing. Software license cost of revenues consists primarily of third-party royalty costs and maintenance and support costs on licensed technology incorporated in our software. Software license costs increased in 2007 from 2006 primarily as a result of increased Memova Anti-Abuse costs due to increased third-party software royalty rates partially offset by decreased software maintenance and support costs on licensed technology.

Software license costs of revenues decreased in 2006 from 2005 primarily due to an increased proportion of revenue from our lower cost Memova Anti-Abuse products, which is replacing sales of the lower margin third-party products that we resell.

•

Hosted services. Hosted services cost of revenues attributable to the Supernews Assets in 2007, 2006 and 2005 have been reclassified to discontinued operations as a result of the sale of the Supernews Assets in February 2008. Hosted cost of revenues in 2006 and 2005 are comprised of costs attributable to the Hosted Assets which we sold to Tucows in January 2006 and as a result, there is no cost of revenue attributable to the Hosted Assets in 2007.

•

Professional services. Professional services cost of revenues consists primarily of employee-related and third-party contractor costs providing installation, migration, training services and custom engineering for our licensed solutions as well as other direct and allocated indirect costs. Professional services costs decreased in 2007 from 2006 primarily due to a $0.5 million decrease in employee related costs and $0.1 million decrease in depreciation costs partially offset by a $0.3 million increase in commission costs as a result of over achievement of commission quotas in certain regions for the three months ended March 31, 2007.

Professional services costs decreased in 2006 from 2005 primarily due to a $0.3 million decrease in commission costs, a $0.8 million decrease in third-party contractor costs and $0.4 million decrease in employee-related costs partially offset by an increase in facility and IT related costs of $0.3 million.

•

Maintenance and support. Maintenance and support cost of revenues consists primarily of employee-related and third-party contractor costs related to the customer support functions for our licensed solutions as well as other direct and allocated indirect costs. Maintenance and support costs increased in 2007 from 2006 primarily due to a $0.3 million increase in facility and IT related costs and $0.1 million increase in employee related costs.

Maintenance and support costs decreased in 2006 from 2005 primarily due to a $0.9 million decrease in employee-related costs and a $0.1 million decrease in third-party contractor costs offset slightly by increase in facility and IT related costs of $0.1 million.

Our total gross margin, which is our gross profit divided by our total net revenues, increased slightly to 56% in 2007 from 55% in 2006 primarily due to an increase in our higher margin software license sales

Total gross margin increased to 55% in 2006 from 47% in 2005 primarily due to an increase in our hosted messaging margin as a result of the sale of our Hosted Assets (the Hosted Assets in general, generated gross margins that were significantly less than the gross margins generated by our software products) partially offset by decreased gross margins in our software licenses and professional services as a result of our decreased revenues as discussed above.

OPERATING EXPENSES

Total operating expenses increased in 2007 from 2006 primarily due to reduced gain on the sale of assets partially offset by decreased selling and marketing expenses, research and development expenses, general and administrative expenses and restructuring expenses. Total operating expenses decreased in 2006 from 2005 primarily due to reduced selling and marketing expenses, research and development expenses, general and administrative expenses, restructuring expenses and the gain on sale of assets.

•

Selling and marketing. Selling and marketing expenses consist primarily of employee costs, including commissions, travel and entertainment, third-party contractor costs, advertising, public relations, other marketing related costs as well as other direct and allocated indirect costs. Selling and marketing expenses decreased slightly in 2007 from 2006 primarily as a result of a $0.1 million decrease in employee related costs, a $0.1 million decrease in recruiting costs, a $0.2 million decrease in facility and IT related costs, and a $0.2 million decrease in depreciation costs, partially offset by a $0.2 million increase in commission costs as a result of increased revenues, $0.3 million increase in travel costs and $0.1 increase in third party contractor costs. Total selling and marketing employees decreased to an average of 37 employees for 2007 from an average of 43 in 2006.

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

•

Research and development. Research and development expenses consist primarily of employee-related costs, depreciation and amortization of capital equipment associated with research and development activities, facility-related costs, third-party contractor costs as well as other direct and allocated indirect costs. Research and development expenses decreased in 2007 from 2006 primarily as a result of a $0.5 million decrease in facility and IT costs and a $0.3 million decrease in depreciation expense offset by a $0.1 million increase in employee related expenses, $0.1 increase in intercompany allocations and $0.2 million increase in third party contractors. Total research and development employees decreased to an average of 67 employees in 2007 from an average of 74 in 2006.

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

•

General and administrative. General and administrative expenses consist primarily of employee-related costs, fees for outside professional services and other direct and allocated indirect costs. General and administrative expenses decreased in 2007 from 2006 primarily as a result of a $0.8 million decrease in employee related costs, a $0.5 million decrease in outside accounting fees, a $0.3 million decrease in taxes and licenses which primarily resulted from an accrual during the three months ended June 30, 2006 for interest on a California sales and use tax audit, a $0.2 million decrease in general insurance costs, a $0.4 million decrease in third-party contractor costs, $0.3 million decrease in bad debt expense, $0.2 lower collocation costs, $0.3 million decrease resulting from a liability accrual during the three months ended September 30, 2006 for the Cable and Wireless bankruptcy and a $0.2 million decrease in stock based expenses partially offset by a $0.6 million increase in depreciation costs and a $2.3 million increase in legal costs, which include a $0.4 million write-off of previously capitalized costs and $1.3 million of costs incurred in connection with the proposed merger and recapitalization. Total general and administrative employees decreased to an average of 47 employees for the nine months ended September 30, 2007 from an average of 51 for the same period in the prior year.

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

•

Restructuring expense. Restructuring expenses consist primarily of employee severance costs as well as facility consolidation and lease termination costs incurred primarily as a result of our restructuring actions (see also Note 3—Strategic Restructuring in the Notes to Consolidated Financial Statements for additional information with respect to our restructuring activities). The following table provides additional information with respect to the types of restructuring charges included in our operating expenses for the periods indicated:

	Year ended December 31,
	2007	% of total	Year over year change		2006	% of total	Year over year change		2005	% of total
			$	%			$	%
	(in millions)
Workforce reduction	$0.8	73%	$(0.2)	-20%	$1.0	77%	$0.6	150%	$0.4	18%
Facility and operations consolidations	0.3	27%	—	0%	0.3	23%	(1.4)	-82%	1.7	77%
Non-core product divestitures	—	0%	—	0%	—	0%	(0.1)	-100%	0.1	5%

	$1.1	100%	$(0.2)	-15%	$1.3	100%	$(0.9)	-41%	$2.2	100%

During the year ended December 31, 2007, our restructuring expenses were primarily related to elimination of approximately 14% of our total workforce, primarily in North America, the closure of our office in San Francisco, California and downsizing of our office in Toronto, Canada. In addition we incurred restructuring costs related to the closure of an office in the United Kingdom and in Santa Monica, California as well as completing the transition of our U.S. accounting operations to Ireland. At December 31, 2007, we carried a remaining restructuring liability of $0.3 million, the majority of which is expected to be utilized by June 30, 2008.

During the year ended December 31, 2006, our restructuring expenses were primarily comprised of severance benefits paid to employees terminated in connection with the sale of the Hosted Assets, employees terminated in connection with the reorganization of our sales force and employees terminated in connection with the transition of our U.S. accounting operations to Dublin, Ireland.

During the year ended December 31, 2005, our restructuring expenses were primarily related to the relocation of our headquarters facility as well as the consolidation of data centers and the elimination of certain employee positions. On June 29, 2005, under the terms of our amended lease, we vacated our facility at 350 The Embarcadero and moved into new office space located at 2 Harrison Street, 2nd Floor, San Francisco, California. In addition, in connection with the Second Amendment, we made a lease termination payment related to the facility at 350 The Embarcadero totaling approximately $1.3 million during the three months ended June 30, 2005.

•

Gain on the sale of assets. In December 2005, we entered into an Asset Purchase Agreement with Tucows for the sale of our Hosted Assets and we completed the sale in January 2006. Under the Agreement, Tucows also acquired a software license for Memova Messaging and assumed certain contractual liabilities related to the Hosted Assets. Upon completion of the sale in January 2006, Tucows paid us $6.3 million in cash, of which $0.8 million was allocated to deferred revenue for future maintenance and support services to be provided by us in connection with the Memova Messaging license provided to Tucows under the Asset Purchase Agreement. In addition, we received certain contingent consideration of $1.1 million in 2006 and $0.1 million in January 2007 upon satisfaction of the remaining post-closing conditions related to the sale of the Hosted Assets.

The gain on the sale of assets is calculated as follows (in thousands):

	Year ended December 31,
	2007	2006
	(in thousands)
Net proceeds from sale of the Hosted Assets	$129	$6,635
Less: Net assets sold	—	(2,492)
Transaction costs	—	(956)

Gain on sale of the Hosted Assets	$129	$3,187

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

	Year ended December 31,
	2007	Year over year change		2006	Year over year change		2005
		$	%		$	%
	(in thousands)
Foreign exchange gain (loss)	$(2,173)	$(1,631)	301%	$(542)	$(3,063)	-121%	$2,521
DocSpace escrow funds	—	—	0%	—	(473)	-100%	473
Sale of patents	1,200	1,200	0%	—	—	0%	—
Gain from changes in the fair value of embedded derivative instruments	612	(310)	-34%	922	(2,866)	-76%	3,788
Other	1,150	1,109	2705%	41	199	-126%	(158)

	$789	$368	87%	$421	$(6,203)	-94%	$6,624

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

Included in the other category for the year ended December 31, 2007 in the table above is a reversal of a $0.8 million liability related to a foreign subsidiary that we determined was no longer required.

For the year ended December 31, 2005, other income, net include $0.5 million gain for the release of the remaining docSpace escrow funds, which related to our 2000 acquisition of docSpace as a result of the expiration of the escrow account per the original acquisition agreement.

In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, we are required to adjust the carrying value of the derivatives to their fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income or expense. The estimated fair value of the embedded derivative at December 31, 2007, 2006 and 2005 was $0, $0.6 million and $1.5 million, respectively.

Interest income

Interest income consists primarily of interest earnings on cash, cash equivalents and short-term investments. Interest income decreased in 2007 from 2006 primarily as a result of decreased cash balance. Interest income increased in 2006 from 2005 due to increase in cash balances in the beginning of 2006 which resulted from the sale of the Hosted Assets to Tucows in January 2006.

Interest expense

Interest expense consists primarily of the interest expense and amortization of issuance costs related to our outstanding notes payable as well as interest and fees on a line of credit facility we had and interest on certain capital leases and other long-term obligations. The following table sets forth the components of interest expense for the periods indicated.

	Year ended December 31,
	2007	Year over year change		2006	Year over year change		2005
		$	%		$	%
	(in thousands)
13.9% notes	$3,418	433	15%	$2,985	605	25%	$2,380
5 3/4% notes	—	—	0%	—	(80)	-100%	80
Amortization of debt discount and issuance costs	977	(123)	-11%	1,100	193	21%	907
Line of credit facility	—	—	0%	—	(206)	-100%	206
Capital leases and other long-term obligations	282	191	210%	91	(221)	-71%	312

	$4,677	$501	12%	$4,176	$291	7%	$3,885

Interest expense increased in 2007 from 2006 and in 2006 from 2005 primarily as a result full year accrual of interest and amortization of debt issuance costs related to the 13.9% Notes issued in December 2004 and March 2005.

Provision for income taxes

The provision for income taxes in 2007, 2006 and 2005 primarily represents the tax on the income generated by certain of our European subsidiaries operations. Since our inception, we have incurred net operating losses for income tax purposes in the U.S. and have incurred taxes only in those states which levy taxes on a state minimum or franchise tax basis. Additionally, no deferred provision or benefit for federal or state income taxes has been recorded as we are in a net deferred tax asset position for which a full valuation allowance has been provided due to uncertainty of realization. However, in 2007 the provision for income taxes includes the reversal of certain tax liabilities that expired during the year.

Discontinued Operations

Discontinued operations represent the revenues, cost of revenues and operating expenses related to our Supernews Assets. On February 29, 2008, we entered into an agreement for the sale of the Supernews Assets for up to $3.2 million in cash. On March 3, 2008, the closing under the Agreement occurred and we disposed of the Supernews Assets. Upon closing, the purchasers paid us $2.5 million. The purchasers will also pay up to an additional $0.7 million six months after closing if certain post-closing conditions are satisfied. Additionally, we have also entered into a separate Transition Services Agreement with the purchasers under which we will carry on the business related to the Supernews Assets for 30 days during the transition of customers and technology to the purchasers’ control.

The following table sets forth the components of the discontinued operations for the periods indicated.

	Year ended December 31,
	2007	Year over year change		2006	Year over year change		2005
		$	%		$	%
	(in thousands)
Revenues	$4,386	(389)	-8%	$4,775	(317)	-6%	$5,092
Cost of Sales	(3,014)	138	5%	(2,876)	(177)	-6%	(3,053)
Sales and Marketing	(146)	7	5%	(139)	(15)	-10%	(154)

Income from discontinued operations, net of taxes	$1,226	$(535)	-30%	$1,760	$(125)	-7%	$1,885

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

The following table sets forth the components of the dividends and accretion on redeemable preferred stock for the periods indicated.

	Year ended December 31,
	2007	Year over year change		2006	Year over year change		2005
		$	%		$	%
	(in thousands)
Accrued dividends	$7,577	$(21)	0%	$7,598	$(291)	-4%	$7,889
Accretion to the redemption value	2,674	155	6%	2,519	(1,009)	-29%	3,528
Accretion of the beneficial conversion feature	3,672	685	23%	2,987	(2,855)	-49%	5,842
Accretion of issuance costs	1,075	62	6%	1,013	(458)	-31%	1,471

	$14,998	$881	6%	$14,117	$(4,613)	-25%	$18,730

Dividends and accretion on redeemable preferred stock has increased during 2007 as compared to 2006 primarily as a result of increased accretion of the beneficial conversion features of our outstanding preferred stock.

Dividends and accretion on redeemable preferred stock decreased during in 2006 as compared to 2005 primarily as a result of the conversions of Series E and Series D preferred stock into shares of common stock, at the owners’ election. Due to these conversions, the total number of outstanding shares of preferred stock decreased which as a result lowers the amount of dividends that accrue and the outstanding accretion.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which revised SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination; and requires the acquirer to expense acquisition-related costs in the periods in which the costs are incurred and the services are received except for the costs to issue debt or equity securities. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal year 2009. Early adoption is prohibited. The Company is currently reviewing the provisions of SFAS 141R to determine the impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated financial Statements – an amendment of ARB No. 15” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal year 2009. Earlier adoption is prohibited. We are currently reviewing the provisions of SFAS 160 to determine the impact on our consolidated financial statements.

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

The following table presents the hypothetical changes in fair value in the 13.9% Notes at December 31, 2007. The value of the instrument is sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (bps), 100 bps and 150 bps over a twelve-month time horizon. The base value represents the estimated traded fair market value of the notes.

	Valuation of borrowing given an interest rate decrease of X basis points			No change in interest rate	Valuation of borrowing given an interest rate increase of X basis points
	150 bps	100 bps	50 bps		50 bps	100 bps	150 bps
	(in thousands)
13.9% Notes	$21,270	$21,163	$21,056	$20,950	$20,844	$20,739	$20,633

As of December 31, 2007, we had cash and cash equivalents of $8.6 million and no investments in marketable securities and our long-term obligations consisted of our $18.0 million three year, 13.9% Notes due June 30, 2008 and certain fixed rate capital leases. Accordingly, an immediate 10% change in interest rates would not affect our long-term obligations or our results of operations.

A significant portion of our international operations has a functional currency other than the United States dollar. Accordingly, we are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities of these operations. Fluctuations in exchange rates may harm our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted with any certainty; however, our exposure to foreign currency exchange rate risk is primarily associated with fluctuations in the Euro. We realized a net loss on foreign exchange of $2.2 million during 2007. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

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

Supplementary Data

The selected unaudited consolidated quarterly statement of operations data during the two fiscal years ended December 31, 2007 and 2006 is set forth below. The data set forth below should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Three months ended
	Dec-07	Sep-07	Jun-07	Mar-07	Dec-06	Sep-06	Jun-06	Mar-06
	(in thousands, except per share amounts)
Net revenues:
Software licensing	$4,048	$3,157	$3,820	$4,181	$3,779	$2,688	$3,481	$2,928
Professional services	2,980	2,354	2,741	2,082	2,879	2,257	2,828	2,575
Maintenance and support	4,839	4,781	4,577	4,454	4,716	4,687	4,548	4,289

Total net revenues	11,867	10,292	11,138	10,717	11,374	9,632	10,857	9,792

Cost of net revenues:
Software licensing	914	1,204	923	1,546	976	1,105	1,060	1,306
Hosted services	—	—	—	—	143	24	(27)	126
Professional services	2,074	1,783	1,999	2,017	2,017	1,943	2,220	1,976
Maintenance and support	1,392	1,409	1,415	1,369	1,395	1,303	1,224	1,294

Total cost of net revenues	4,380	4,396	4,337	4,932	4,531	4,375	4,477	4,702

Gross profit	7,487	5,896	6,801	5,785	6,843	5,257	6,380	5,090
Operating expenses:
Selling and marketing	3,183	2,970	3,071	3,104	2,932	2,689	3,291	3,465
Research and development	2,369	2,355	2,487	2,231	2,595	2,375	2,525	2,320
General and administrative	3,230	2,595	2,502	3,217	2,776	2,850	3,019	3,269
Restructuring and other expenses	909	66	81	48	100	137	126	915
Gain on sale of assets (a)	—	—	(2)	(127)	(209)	(1,007)	—	(1,971)

Total operating expenses	9,691	7,986	8,139	8,473	8,194	7,044	8,961	7,998

Operating loss	(2,203)	(2,090)	(1,338)	(2,688)	(1,351)	(1,787)	(2,581)	(2,908)
Other income, net	1,763	(1,033)	168	(109)	(126)	469	537	(459)
Interest income	106	139	106	76	142	135	110	135
Interest expense	(1,233)	(1,198)	(1,148)	(1,098)	(1,132)	(1,046)	(1,010)	(988)

Loss from continuing operations before provision for income taxes	(1,567)	(4,182)	(2,212)	(3,819)	(2,467)	(2,229)	(2,944)	(4,220)
Benefit (provision) for income taxes	439	(56)	(409)	144	(274)	(280)	(45)	(268)

Net loss from continuing operations	(1,128)	(4,238)	(2,621)	(3,675)	(2,741)	(2,509)	(2,989)	(4,488)
Income from discontinued operations, net of taxes	137	145	254	690	403	465	347	546

Net loss	(991)	(4,093)	(2,367)	(2,985)	(2,338)	(2,044)	(2,642)	(3,942)
Dividends and accretion on redeemable preferred stock	(3,841)	(3,710)	(3,798)	(3,649)	(3,600)	(3,551)	(3,505)	(3,461)

Net loss attributable to common shareholders	$(4,832)	$(7,803)	$(6,165)	$(6,634)	$(5,938)	$(5,595)	$(6,147)	$(7,403)

Basic and diluted earning per share data:
Loss available to common shareholders before discontinued operations	$(0.13)	$(0.21)	$(0.17)	$(0.20)	$(0.17)	$(0.17)	$(0.18)	$(0.22)
Income from discontinued operations	0.00	0.00	0.01	0.02	0.01	0.01	0.01	0.01

Net loss available to common shareholders	$(0.13)	$(0.21)	$(0.17)	$(0.18)	$(0.16)	$(0.15)	$(0.17)	$(0.21)

Shares used in the basic and diluted per share calculations	37,460	37,375	36,807	36,696	36,302	36,191	36,085	35,928

(a)	Represents the net gains related to the sale of the Hosted Assets in January 2006 (see also Note 2—Sale of Hosted Assets, Gain on Sale of Assets, in the Notes to Consolidated Financial Statements).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our disclosure committee and management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). During this evaluation, management considered the impact any material weaknesses and other deficiencies in our internal control over financial reporting might have on our disclosure controls and procedures. Because of the material weaknesses identified in connection with the assessment of our internal control over financial reporting as of December 31, 2007, which are discussed below, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and the rules and regulations promulgated under this section, we are required for our Annual Report on Form 10-K for the year ended December 31, 2007 to evaluate and report on our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

In connection with our assessment of internal control over financial reporting for the year ended December 31, 2007, we found the following material weaknesses:

(1)	Inadequate controls related to monitoring: We did not have monitoring controls in place to determine whether controls that have been implemented by management are actually operating effectively. This process involves assessment by appropriate personnel of the design and operation of controls on a suitably timely basis, and the taking of necessary actions. Due to the significance of this component of COSO there is a reasonable possibility that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected.

(2)	Inadequate segregation of duties: We did not adequately design controls to maintain appropriate segregation of duties in our manual business processes. The inadequate segregation of duties impacted our (i) revenue controls; (ii) purchasing and expenditures controls; (iii) payroll controls; and (iv) corporate treasury controls. Due to the potential pervasive effect on the consolidated financial statements and disclosures and the absence of other mitigating controls there is a reasonable possibility that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected.

(3)	Inadequate controls related to the financial reporting and closing process: Our internal controls were not adequately designed in a manner to effectively support the requirements of the financial reporting and closing process. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the design of controls which would ensure (i) defining the financial close and reporting process; (ii) capturing and processing routine and non-routine information; (iii) performing the accounting period close; (iv) preparing and reviewing financial statement disclosures and presentation in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and (v) review and approval of the financial statements. Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements and the potential pervasiveness of the deficiencies to the significant account balances and disclosures there is a reasonable possibility that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected.

(4)	Inadequate controls related to purchasing and accounts payable processes: Adherence to our internal controls was not adequately evidenced by the process owners in a manner to permit us to conclude that the internal controls were operating effectively. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures by the process owners to generate adequate evidential matter with respect to control activities surrounding: (i) purchase order and entry; (ii) adjustments to accounts payable; and (iii) changes to vendor master files are reviewed and approved. These control deficiencies result in a reasonable possibility that a material misstatement of cost of net revenues, selling and marketing expenses, general and administrative expenses, research and development expenses, accounts payable and other accrued liabilities could occur and not be prevented or detected.

(5)	Inadequate controls related to the billings process for professional services: Adherence to our internal controls was not adequately evidenced by the process owners in a manner to permit us to conclude that the internal controls were operating effectively. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures by the process owners to generate adequate evidential matter with respect to control activities surrounding: (i) customer orders; (ii) the tracking of employee time for customer billing purposes; (iii) customer billing adjustments; and (iv) changes to and maintenance of customer master files. These control deficiencies result in a reasonable possibility that a material misstatement of revenues and accounts receivable could occur and not be prevented or detected.

As a result of these material weaknesses described above, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2007. Notwithstanding these material weaknesses we believe the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Management’s Remediation Initiatives

We take our internal control over financial reporting and our system of disclosure controls and procedures very seriously. In a previous assessment of our internal control over financial reporting included in our annual report on Form 10-K for the year ended December 31, 2004, which was the last time we were required to report on our assessment of internal control over financial reporting under applicable regulations, we identified additional material weaknesses not described above. These additional material weaknesses included inadequate controls over access to financial applications and data and our lack of expertise and resources to analyze and apply generally accepted accounting principles to significant non-routine transactions. As a result of previous assessments of internal controls, we made the following changes to our system of internal control over financial reporting:

a)	In an effort to address the inadequate controls over access to financial applications and data, during the three months ended March 31, 2005, we began requiring passwords, which are changed every 90 days, to access critical systems and financial applications

b)	During the three month period ended September 30, 2005, we engaged an external third-party as our expert resource to assist us in the application of generally accepted accounting principles to our significant non-routine accounting transactions. In addition to requiring password changes to access critical systems and financial applications to address inadequate controls over access to financial applications and data, we implemented monthly reviews of our employee’s access to critical systems and financial applications and change control procedures with respect to our critical systems and financial applications.

c)	During the three months ended December 31, 2005, we:

•	Implemented an IT security and acceptable use policy;

•	Implemented a change management and monitoring procedures for Critical Path’s corporate infrastructure;

•	Implemented a quarterly review process for access to critical IT systems;

•	Deployed an employee record system to track employee access and separation requests;

•	Upgraded firewall infrastructure to eliminate the non-supported systems;

•	Completed external vulnerability testing for key corporate offices;

•	Moved critical servers to facilities where systems can be protected by universal power supply and fire suppression systems; and

•	Completed a risk assessment of critical systems and developed risk mitigation plans for each environment.

d)	During the three months ended December 31, 2006, we transitioned our U.S. accounting operations to Dublin, Ireland, which reduces our significant accounting locations from four at December 31, 2004 to two upon completion of the transition. Additionally, in October 2006 we completed the evaluation and selection of new core business software related to accounting and professional services. We implemented the new accounting software in our Dublin, Ireland subsidiary during the fourth quarter of 2006.

e)	During the three months ended March 31, 2007, we implemented the new accounting software in our Turin, Italy subsidiary and during the three months ended September 30, 2007, completed the company-wide implementation of a new professional services time-tracking software. However, we continue to pursue consistent worldwide use of the new software.

f)	During the three months ended March 31, 2008, we completed the implementation of a new worldwide payroll processing system.

Based upon these remediation activities, we have concluded that as a result of our assessment of internal control over financial reporting as of December 31, 2007, we have remediated formerly identified material weaknesses with respect to our lack of expertise and resources to analyze and apply generally accepted accounting principles to significant non-routine transactions and our inadequate controls over access to financial applications and data. We intend to continue to devote resources to the improvement of our internal control over financial reporting and our system of disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The executive officer and directors of Critical Path and their ages as of March 1, 2008 are as follows:

Name	Age	Position
Mark E. Palomba	49	Chief Executive Officer and Director
James A. Clark	51	Executive Vice President and Chief Financial Officer
Donald Dew	46	Chief Technology Officer and Executive Vice President, Product Management
Barry Twohig	40	Executive Vice President, Engineering
Mark J. Ferrer	48	Chairman of the Board of Directors
Mario Bobba	59	Director
Ross M. Dove (1)(2)(3)	55	Director
Gerald Ma	40	Director
Frost R. R. Prioleau (1)(2)(3)	47	Director
Michael J. Shannahan (1)	59	Director
Tom Tinsley (2)	54	Director

(1)	Member of the Audit Committee of the Board of Directors.
(2)	Member of the Compensation Committee of the Board of Directors.
(3)	Member of the Nominating and Corporate Governance Committee.

Mark E. Palomba has served as Chief Executive Officer since June 2007 and as director since November 2007. Prior to holding this position, Mr. Palomba served as our Executive Vice President, Worldwide Sales and Field Operations from January 2006 to July 2007. From May 2004 to January 2006, Mr. Palomba served as our Executive Vice President, Worldwide Services, Support and Asia Pacific. Prior to joining Critical Path, Mr. Palomba served as Senior Vice President, Global Operations at Vastera, Inc. from February 2000 to December 2003. Prior to joining Vastera, Mr. Palomba served as Senior Vice President of Consulting for Baan Americas, a software company from January 1999 to February 2000 and as Vice President of Consulting, Client Services for Aurum Software from July 1998 to January 1999. From 1982 to July 1998, Mr. Palomba held numerous positions with the IBM Corporation.

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

Donald Dew has served as Chief Technology Officer since January 2006. From March 2000 to January 2006, Mr. Dew served Critical Path in various capacities in the engineering department and in the office of the Chief Technology Officer and, most recently prior to becoming our Chief Technology Officer, as Vice President, Product Management.

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

Mark J. Ferrer has served as a director since May 2004 and as our Chairman of the Board since February 2005. Since June 2007, Mr. Ferrer has served as Vice President and General Manager, Software Americas, of the Hewlett-Packard Company. Mr. Ferrer served as our Chief Executive Officer from the end of March 2004 until June 2007 (though he provided services to us and was compensated through July 2007 during the transition to a new Chief Executive Officer). Prior to joining Critical Path, Mr. Ferrer served as president and chief executive officer of Vastera, Inc. from February 2002 to November 2003 and prior to that as its president and chief operating officer from December 1999 to November 2003. From April 1998 to December 1999, Mr. Ferrer held various management positions with the Baan Company, serving as president of Baan Americas and as chief operating officer of Aurum Software. From June 1982 to April 1998, Mr. Ferrer served in various roles at IBM Corporation. Mr. Ferrer serves on the board of directors of Plateau Systems, a private company, and of Teach for America, DC, a not-for-profit corporation.

Mario Bobba has served as a director since July 2005. From February 2005 to June 2005, Mr. Bobba served as General Manager, Worldwide Sales of Critical Path. From January 2000 to February 2005, Mr. Bobba served in various sales management positions for Critical Path, covering the European, Middle Eastern, African and Latin American regions.

Ross M. Dove has served as a director since April 2003. Mr. Dove is the Executive Chairman of DoveBid, Inc. From 1980 to August 2005, Mr. Dove served as chairman and chief executive officer of DoveBid.

Gerald Ma has served as a director since August 2007. Mr. Ma has served in various capacities since joining Cheung Kong (Holdings) Limited in February 1996, including most recently serving as the Director, Corporate Strategy Unit and Chief Manager, Corporate Business Development, of Cheung Kong (Holdings) Limited. Mr. Ma also serves as a Director of AMTD Financial Planning Limited, iBusiness Corporation Limited, CK Communications Limited, Beijing Net-Infinity Technology Development Company Limited, mReferral Corporation (HK) Limited and The Ming An (Holdings) Company Limited. Pursuant to the terms of the Stockholders Agreement between certain holders of our preferred stock and us, certain holders of Series D preferred stock and Series E preferred stock hold a right to cause the nomination of one director to our Board of Directors. We agreed to cause the nomination of Mr. Ma as the nominee of these holders to the Board of Directors pursuant to the obligations set forth in the Stockholders Agreement.

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

Michael J. Shannahan has served as a director since May 2004. From February 2008, Mr. Shannahan has served as the Executive Vice President and Chief Financial Officer of Kana Software, Inc., a customer relationship management company. From February 2005 to February 2008, Mr. Shannahan has served as Chief Financial Officer of Medsphere Systems Corporation. Prior to joining Medsphere Systems, Mr. Shannahan held the position of chief financial officer at a variety of companies, including Chordiant Software, MySimon, Inc., Tri Strata, Inc., Net Objects, Inc. and Broderbund Software, Inc. From February 2001 until August 2001, Mr. Shannahan served as Chief Financial Officer of Broadband Office, which filed for bankruptcy in May 2001. Before that, he was a partner at KPMG Peat Marwick.

Tom Tinsley has served as a director since May 2004. Mr. Tinsley was appointed to the Board of Directors in May 2004 by the holders of a majority of the outstanding shares of Series D preferred stock pursuant to the terms of the Amended and Restated Stockholders Agreement of the Company dated November 26, 2003 and will serve until the earlier of his resignation, his removal by holders of a majority of the outstanding shares of Series D preferred stock or such time as there are fewer than 500,000 shares of Series D preferred stock outstanding. As a designated director of the General Atlantic shareholders in their capacity as holders of our Series D preferred stock, Mr. Tinsley’s service on the board of directors is at the discretion of the General Atlantic shareholders. Mr. Tinsley is a Managing Director of General Atlantic LLC. Prior to joining General Atlantic, Mr. Tinsley served in a variety of executive positions with Baan Company, NV, including chairman and chief executive officer of Baan Company’s management board. Before that, he was a director at McKinsey & Company. In addition, Mr. Tinsley is a director at Xchanging plc, BMC Software and Philanthropic Research, Inc and serves on the Advisory Board of the Kellogg Institute for International Studies at the University of Notre Dame.

There are no family relationships between any director, executive officer, or person nominated or that we have chosen to become a director or executive officer.

Audit Committee

We have an audit committee that is comprised of Frost R.R. Prioleau, Ross Dove and Michael Shannahan. All members of our audit committee are “independent directors” as determined in accordance with the Nasdaq Stock Market listing standards. All of the members of the Audit Committee are financially literate. Our board of directors has determined that Mr. Shannahan is an “audit committee financial expert” within the applicable definition of the United States Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Specific due dates for these reports have been established and we are required to identify in this Annual Report those persons who failed to timely file these reports. To our knowledge, we believe that during the fiscal year ended December 31, 2007, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making this statement, we have relied upon the written representations of our directors and officers.

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

Procedures by which Shareholders may Recommend Nominees to the Board of Directors

There were no material changes made in 2007 to the procedures by which our shareholders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy and Overview of Compensation

The following discussion describes our philosophy, goals and objectives in compensating our Chief Executive Officer, our Chief Financial Officer, our two other most highly compensated executive officers as of December 31, 2007, and one other most highly compensated executive officer who was employed during 2007, but not employed as of December 31, 2007. We refer to this group of executive officers in this annual report as our “named executive officers.” The goals of our compensation program are to align compensation with business objectives and performance, and to enable us to attract, retain and reward executive officers whose contributions are critical to our long-term success.

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

The total base salary budget initially approved by the Board for named executive officers for 2007 represented an increase of 5% over the total base salary paid for 2006, which percentage increase was consistent with the market data reviewed. As a result of the resignation of Mark Ferrer from his position as Chief Executive Officer in June 2007, total base salary paid to the named executive officers for 2007 declined overall as compared to 2006. Mark Palomba, then our Executive Vice President, Worldwide Sales and Field Operations was promoted to CEO in June 2007. At that time, Mr. Palomba’s base salary was increased to $375,000 and our Chief Financial Officer’s base salary was increased to $310,000. The base salary paid to our Chief Technology Officer and Executive Vice President, Product Management, for 2007 was increased to $270,000, in part as an acknowledgement of his role in executing on our refocused strategic marketing plan, increased responsibilities and in part to bring his salary to a level commensurate with other comparably situated executives. To date, our Compensation Committee has not made any changes to the base compensation for our named executive officers in 2008, pending the outcome of the proposed merger and recapitalization. The Compensation Committee intends to review executive compensation at that time, in order to set compensation that is appropriate for our resulting size, positioning and financial condition.

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

Annual Performance-Based Cash Compensation

The annual performance-based cash bonus consists of a cash award based on overall performance. The potential performance cash bonus for our CEO is determined by his commission incentive plan. The potential performance cash bonus for the other named executive officers is up to two-thirds of base salary.

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

Our Compensation Committee has not yet established an overall bonus pool for 2008 nor has it awarded any bonus compensation to our named executive officers in 2007. However, they approved a new commission incentive plan for our Chief Executive Officer, increasing Mr. Palomba’s annual commission potential to $260,000 (up to $65,000 each quarter) if 100% of his individual worldwide sales, revenue and gross margin targets, and our corporate level financial performance targets are attained in each quarter of 2007. The commission potential is divided among four categories of targets measured each quarter, with potential incentive payments of $30,000 for each quarter in which 100% of the worldwide license fee target is reached; $10,000 for each quarter in which 100% of the worldwide revenue target is reached; $10,000 for each quarter in which 100% of the worldwide professional services gross margin target is reached; and $15,000 for each quarter in which we achieve profitability on an EBITDA basis. When Mr. Palomba became CEO, the profitability incentive was increased to $43,750 for each of the final two quarters of 2007.For each target (except profitability) there is a threshold percentage below which no incentive payment is awarded; once the minimum target is reached, the incentive amount is awarded incrementally on a sliding scale measured against the target for the quarter.

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

During 2007 and to date in 2008, we made no stock option grants or other equity incentive awards to the named executive officers, primarily in anticipation of completing the proposed merger and recapitalization or a similar transaction that would require such awards to be cancelled.

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

401(k) Plan. We offer a Section 401(k) Savings/Retirement Plan (the “401(k) Plan”), a tax-qualified retirement plan, to all our employees, including named executive officers. The 401(k) Plan permits employees to defer from 1% to 100% of their annual eligible compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable in the 401(k) Plan. We currently do not make matching contributions to the 401(k) Plan, however, we do contribute to an individual pension fund for our Executive Vice President, Engineering, who is based in our Dublin, Ireland office, on the same percentage basis that we contribute for our other Irish-based employees.

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

Severance and Change of Control Provisions. As described in more detail below in the next section entitled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements,” some of our named executive officers will receive additional compensation or accelerated equity vesting in the event of a termination without cause or a change of control of Critical Path, including, depending on the circumstances, payment of up to 18 months of base salary, accelerated vesting of unvested options and restricted stock, and continuation of group health benefits for up to 12 months after the termination or change of control. Businesses in our industry face a number of risks, including the risk of being acquired in the future. We believe that entering into change of control and severance arrangements with certain of our executives has helped us attract and retain the best-possible executive talent. The terms of the change of control and severance arrangements were negotiated as part of the hiring process for certain of our executives or were made following promotion to named executive officer status. Without these provisions, these executives may not have chosen to accept employment with us or remain employed by us.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We entered into an employment agreement with Mark E. Palomba, our current Chief Executive Officer and former Executive Vice President, Worldwide Services and Support and Executive Vice President Asia Pacific, on May 17, 2004. In connection with his hiring, we granted Mr. Palomba an option to purchase 350,000 shares, which option vests over four years with 12.5% vesting six months after Mr. Palomba commenced his employment and 1/48 th vesting in equal monthly installments thereafter for so long as Mr. Palomba continues to provide services to us. Under the terms of his employment agreement, in the event Mr. Palomba is terminated without cause or Mr. Palomba terminates his employment for good reason within 6 months following a change of control (each term as defined in his employment agreement), all of his unvested shares shall automatically become vested. If we terminate Mr. Palomba other than for cause (as defined in his employment agreement), Mr. Palomba is entitled to twelve months of his then current base salary and continuation of group health benefits for nine months following termination.

We entered into an employment agreement with James A. Clark, our Executive Vice President, Chief Financial Officer on February 2, 2004. Under the terms of Mr. Clark’s employment agreement, Mr. Clark is eligible for a bonus of up to 30% of his base salary. In connection with his hiring, we granted Mr. Clark an option to purchase 350,000 shares which option vests over four years with 12.5% vesting six months after Mr. Clark commenced his employment and 1/48 th vesting in equal monthly installments thereafter for so long as Mr. Clark continues to provide services to us. Under the terms of his employment agreement, in the event Mr. Clark is terminated without cause or Mr. Clark terminates his employment for good reason within 6 months following a change of control (each term as defined in his employment agreement), all of his unvested shares shall automatically become vested. If we terminate Mr. Clark other than for cause (as defined in his employment agreement) with or without a change of control, Mr. Clark is entitled to twelve months of his then current base salary.

We entered into an employment agreement with Donald Dew, our Chief Technology Officer and Executive Vice President, Product Management, in March 2000. On May 7, 2007, we entered into a severance and change of control agreement with Mr. Dew, pursuant to which, if Mr. Dew is terminated for any reason without cause (as defined in the severance agreement), he will receive a severance payment equal to the greater of (i) twelve (12) months base salary (including any accrued and unused vacation or paid time off), or (ii) the amount of months of base salary required to be paid under applicable Ontario or Canadian law. In the event of a change of control, any unvested options or restricted shares of our common stock previously granted to Mr. Dew will vest immediately if his employment is terminated without cause or if Mr. Dew resigns for good reason, each such event occurring within six (6) months of such change of control (each term as defined in the severance agreement).

We entered into an employment agreement with Barry Twohig, Executive Vice President Engineering, in January 2000. On March 1, 2003, we entered into a change of control severance agreement with Mr. Twohig. Under the terms of this agreement, if Mr. Twohig is involuntarily or constructively terminated within 1 year following a change in control, then all of his unvested shares shall automatically become vested. On February 23, 2007, in connection with his relocation to our Dublin, Ireland office, Mr. Twohig signed an employment agreement with our affiliate, Critical Path B.V. On May 7, 2007, we entered into a severance agreement with Mr. Twohig, pursuant to which, if Mr. Twohig is terminated for any reason without cause (as defined in the March 1,2003 severance agreement), he will receive, upon termination, a severance payment equal to the greater of twelve (12) months base salary or the amount of months required to be paid under applicable Irish or European law.

We entered into an employment agreement with Mark J. Ferrer on March 29, 2004, our former Chief Executive Officer. The base salary to be paid to Mr. Ferrer for 2007 was increased to $437,000 (on an annual basis). Mr. Ferrer resigned from his position as CEO in June 2007, and received salary only through July 2007. He remained and currently serves as non-employee Chairman of the Board.

Except as described above with respect to severance obligations, all of our employment relationships with our named executive officers are at-will, as interpreted in the localities in which they are employed.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Ross Dove, Frost Prioleau and Tom Tinsley. None of the members of our Compensation Committee were officers or employees of Critical Path at any time during 2007 or at any other time. During 2007, no current named executive officer of Critical Path served as a member of the board of directors or compensation committee of any other entity whose executive officer(s) served on Critical Path’s Board of Directors or Compensation Committee.

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

Policies Regarding Tax Deductibility of Compensation

Within our performance-based compensation program, we aim to compensate the named executive officers in a manner that is tax-effective for the company. Section 162(m) of the Internal Revenue Code restricts the ability of publicly held companies to take a federal income tax deduction for compensation paid to certain of their executive officers to the extent that compensation exceeds $1.0 million per covered officer in any fiscal year. However, this limitation does not apply to compensation that is performance-based. The non-performance based compensation paid in cash to the our named executive officers for the 2007 fiscal year did not exceed the $1.0 million limit per officer, and our Compensation Committee does not anticipate that the non-performance based compensation to be paid in cash to the named executive officers for fiscal 2007 will exceed that limit.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation for services rendered in all capacities to us for the year ended December 31, 2007 for our Chief Executive Officer, our Chief Financial Officer, the two other most highly compensated executive officers as of December 31, 2007, and Mark J. Ferrer, who served as our Chief Executive Officer during 2007, all of whose total annual salary and bonus for fiscal year 2007 exceeded $100,000:

Name & Principal position	Year	Salary	Bonus	Stock awards (1)	Option awards (2)	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation earnings	All other compensation	Total
	(in United States dollars ($))
Mark E. Palomba	2007	$345833	$—	$—	$—	$90,050	$—	$—	$435,883
Chief Executive Officer and Director (3)	2006	300,000	58,000	9,660	62,234	20,000	—	—	449,894
James A. Clark	2007	296,458	—	—	—	—	—	—	296,458
Executive Vice President and Chief Financial Officer	2006	272,917	45,000	8,020	62,234	—	—	—	388,171
Donald Dew	2007	261,126	—	—	—	—	—	—	261,126
Chief Technology Officer and Executive Vice President, Product Management (4)	2006	240,698	15,000	837	12,762	—	—	—	269,298
Barry Twohig	2007	262,331	—	—	—	—	—	20,986	283,317
Executive Vice President, Engineering (5)	2006	250,887	15,000	6,250	30,836	—	—	26,534	329,507
Mark J. Ferrer	2007	252,142	—	32,132	—	—	—	—	284,274
Former Chief Executive Officer, current Chairman of the Board of Directors (6)	2006	420,833	63,000	68,802	350,241	—		606	903,482

Footnotes to Summary Compensation Table

(1)	Represents the value of restricted stock awards which vested during 2007.
(2)	There were no option awards granted to our named executive officers in 2007. See Note 12 — Shareholders’ Equity (Deficit), Stock-Based Compensation, in the Notes to Consolidated Financial Statements for the valuation assumptions used in determining the fair value of the Option Awards.
(3)	Mr. Palomba has served as Chief Executive Officer since July 2007 and as director since November 2007. Prior to holding this position, Mr. Palomba served as our Executive Vice President, Worldwide Sales and Field Operations from January 2006 to July 2007. Mr. Palomba’s non-equity incentive plan compensation includes $48,750 payable in connection with his performance under the Critical Path 2007 Sales Incentive Plan that will be paid in March 2008.
(4)	Mr. Dew is compensated in Canadian dollars. His compensation data was translated to United States dollars using an average of the foreign currency exchange rate from the Canadian dollar to the United States dollar during the periods presented.
(5)	Mr. Twohig is compensated in Euros. His compensation data was translated to United States dollars using an average of the foreign currency exchange rate from the Euro to the United States dollar during the period presented. Mr. Twohig’s all other compensation consists of amounts related to our contribution to a private pension fund on Mr. Twohig’s behalf as well as amounts paid for private health insurance and disability benefits.
(6)	Mr. Ferrer served as our Chief Executive Officer until June 2007 (though he provided services to us and was compensated through July 2007 while we transitioned to a new Chief Executive Officer) and currently serves as our Chairman of the Board of Directors.

2007 GRANTS OF PLAN-BASED AWARDS

There were no grants of options to purchase shares of our common stock in fiscal year 2007 to the named executive officers. The following table sets forth information on the estimated future payouts under non-equity incentive plan awards for our only named executive officer with such a plan.

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: number of shares of stock or units	All other option awards: number of securities underlying options	Exercise or base price of option awards	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
Mark E. Palomba (1)	$—	$375,000		$(2)	$—	$—	$—	—	—	$—	$—

Footnotes to Grants of Plan-Based Awards Table

(1)	Represents amounts in connection with the Critical Path 2007 Sales Incentive Plan for Mr. Palomba.
(2)	This maximum amount cannot be calculated as a result of certain features of the Critical Path 2007 Sales Incentive Plan for Mr. Palomba that do not have a limit on earnings potential. These features are related to (a ) license fee revenue achievement which, above 90% achievement, would pay an additional 2% of the target incentive for every 1% of achievement greater than the 90% limit, (b ) total revenue achievement which, above 95% achievement, would pay on a straight-line basis as a percent of the target achieved, and (c ) the generation of certain non-standard transactions which the incentive payment is at the discretion of the Sales Compensation Committee consisting of the majority of any of the following officers of Critical Path, Inc.: Chief Executive Officer, Senior Director of Human Resources, General Counsel and Chief Financial Officer or such officers’ designee.

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following sets forth information regarding outstanding equity-based awards, including the potential dollar amounts realizable with respect to each award.

	Option Awards (1)			Stock Awards (1)
Name	Number of securities underlying unexercised options - amount exercisable	Number of securities underlying unexercised options - amount unexercisable	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested
Mark E. Palomba	323,750	46,250	$0.20	June 28, 2013	—		$—
James A. Clark	323,750	46,250	0.20	June 28, 2013	—		—
Donald Dew	66,388	9,487	0.20	June 28, 2013	—		—
	5,000	—	0.65	November 5, 2014
Barry Twohig	160,408	22,921	0.20	June 28, 2013	—		—
Mark J. Ferrer (2)	1,821,999	260,287	0.20	June 28, 2013	171,866	(3)	13,577

Footnotes to Outstanding Equity Awards at Fiscal Year-End Table

(1)	All option awards listed in this table vest and become exercisable ratably on a monthly basis as to 16.7% of the shares ending on June 29, 2008.
(2)	Mr. Ferrer served as our Chief Executive Officer until June 2007 and currently serves as our Chairman of the Board of Directors.
(3)	On March 29, 2008 25.6% of Mr. Ferrers stock award will vest and become exercisable and on each of February16, May 16 and August 16, 2008, 24.8% of Mr. Ferrers stock awards vest and become exercisable.

2007 OPTION EXERCISES AND STOCK VESTING TABLE

The following table sets forth the dollar amounts realized pursuant to the vesting or exercise of equity-based awards during the latest fiscal year.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise	Value realized on exercise	Number of shares acquired on vesting	Value realized on vesting
Mark J. Ferrer (1)	—	$—	368,298	$32,132

Footnotes to Option Exercises and Stock Vesting Table

(1)	Mr. Ferrer served as our Chief Executive Officer until June 2007 and currently serves as our Chairman of the Board of Directors.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before change in control	After change in control	Voluntary termination	Death	Disability (2)	Change in control (2)
		Termination w/o cause or for good reason (2)	Termination w/o cause or for good reason (2)
Mark E. Palomba (1)	Severance	$375,000	$375,000	$—	$—	$—	$—
	Stock option vesting acceleration (3)	—	7,779	—	—	—	—
	Health care benefits continuation	12,620	12,620	—	—	—	—
James A. Clark (1)	Severance	310,000	310,000	—	—	—	—
	Stock option vesting acceleration (3)	—	7,779	—	—	—	—
Donald Dew (1)	Severance (4)	332,863	332,863	—	—	—	—
	Stock option vesting acceleration (3)	—	1,596	—	—	—	—
Barry Twohig (1)	Severance	305,505	305,505	—	—	—	—
	Stock option vesting acceleration (3)	—	3,855	—	—	—	—

Footnotes to Potential Payments Upon Termination or Change in Control Table

(1)	See section above titled “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” for full discussions of the termination and change-in-control benefits the named officers are eligible to receive pursuant to their employment contracts.
(2)	The values of the benefits are calculated based upon an assumed termination or change-in-control date as of December 31, 2007.
(3)	The value of the stock option vesting acceleration is the product of the named officer’s unvested stock options as of December 31, 2007 multiplied by the FAS 123R grant date value of the options. See Note 12—Shareholders’ Equity (Deficit), Stock-Based Compensation, in the Notes to Consolidated Financial Statements for the valuation assumptions used in determining the fair value of the Option Awards.
(4)	Mr. Dew’s severance is an estimate of the maximum severance we believe we might be required to pay by applying Canadian common law, comprised of one year’s base salary, the prior year’s bonus and the value of his accrued vacation at December 31, 2007. We believe the minimum severance that could be paid in compliance with applicable Canadian employment standards is seven weeks of base salary.

As a result of Mr. Ferrer’s resignation as Chief Executive Officer in June 2007, he was not eligible for any severance or change in control benefits as of December 31, 2007.

DIRECTORS COMPENSATION TABLE

The following table provides information related to the compensation of our non-employee directors for fiscal 2007.

Name	Fees earned or paid in cash(1)	Stock Awards (3)	Option Awards(2,3)	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
Tom Tinsley	$30,500	$—	$450	$—	$—	$—	$30,950
Mark J. Ferrer (4)	6,000	—	—	—	—	—	6,000
Mario Bobba	13,500	—	450	—	—	—	13,950
Ross M. Dove	33,500	—	450	—	—	—	33,950
Gerald Ma (5)	4,750	—	1,500	—	—	—	6,250
Frost R.R. Prioleau	35,500	—	450	—	—	—	35,950
Michael J. Shannahan	32,000	—	450	—	—	—	32,450
Edmond Ip Tak Chuen (6)	3,750	—	450	—	—	—	4,200

Footnotes to Director Compensation Table

(1)	Fees earned for annual retainers and services on board committees see section below titled Narrative to Director Compensation Table below.
(2)	See Note 12—Shareholders’ Equity (Deficit), Stock-Based Compensation, in the Notes to Consolidated Financial Statements for the valuation assumptions used in determining the fair value of the Option Awards.
(3)	The table below sets forth the aggregate number of stock awards and option awards held by our non-employee directors as of December 31, 2007.

Name	Stock Awards	Option Awards
Tom Tinsley	—	120,000
Mark J. Ferrer	171,866	2,082,286
Mario Bobba	—	259,579
Ross M. Dove	—	120,000
Gerald Ma	—	75,000
Frost R.R. Prioleau	—	120,000
Michael J. Shannahan	—	120,000

(4)	Mr. Ferrer served as our Chief Executive Officer until June 2007 and currently serves as our Chairman of the Board of Directors.
(5)	Mr. Ma became a director in August 2007.
(6)	Edmond Ip Tak Chuen resigned from the Company’s Board of Directors in August 2007.

Narrative to Director Compensation Table

Our non-employee directors receive an annual retainer of $5,000 for serving as a director, paid incrementally on a quarterly basis. The following additional annual cash retainers are paid for services on board committees:

Non-chair Member of Compensation Committee	$2,500
Non-chair Member of Nominating & Corporate Governance Committee	2,500
Non-chair Member of Audit Committee	5,000
Chair of Compensation Committee	5,000
Chair of Nominating & Corporate Governance Committee	5,000
Chair of Audit Committee	10,000
Member of Special Committee	5,000

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 1, 2008 by:

•	each person or entity known to us to own beneficially more than 5% of our Common Stock;

•	each of our directors;

•	our Named Executive Officers; and

•	all executive officers and directors as a group.

BENEFICIAL OWNERSHIP TABLE

Name and address of beneficial owner(1)	Shares of common stock beneficially owned		Shares of Series D preferred stock beneficially owned	Shares of Series E preferred stock beneficially owned	Preferred stock, warrants and options convertible into or exercisable for common stock within 60 Days of March 1, 2008		Total of common stock(2)	Percent of common stock(2)	Percent of Series D preferred stock(2)	Percent of Series E preferred stock(2)	Percent of common stock on an as converted basis(2)
5% SHAREHOLDERS
Entities affiliated with General Atlantic LLC(3) 3 Pickwick Plaza Greenwich, Connecticut 06830	—		2,545,455	7,333,332	45,460,340		45,460,340	—	72.3%	15.2%	54.7%
Campina Enterprises Limited and Cenwell Limited(4)	—		872,727	6,503,333	21,610,049		21,610,049	—	24.8%	13.5%	36.4%
Ace Paragon Holdings Limited and affiliates(5) 80 Robinson Road, 27th Floor Singapore 068898	—		—	12,916,667	15,743,085		15,743,085	—	—	26.7%	29.5%
Zaxis Equity Neutral and affiliates(6) 25 Orinda Way, Suite 300 Orinda, CA 94563	—		—	5,673,325	6,914,759		6,914,759	—	—	11.7%	15.5%
Crosslink Crossover Fund IV, L.P. Two Embarcadero Center Suite 2200 San Francisco, California 94111	—		—	3,445,370	4,199,284		4,199,284	—	—	7.1%	10.0%
Permal U.S. Opportunities Limited(7) 25 Orinda Way, Suite 300 Orinda, CA 94563	—		—	3,334,673	4,064,364		4,064,364	—	—	6.9%	9.7%
Passport Master Fund., L.P.(8) One Sansome Street 39th Floor San Francisco, California 94104	—		—	2,620,833	3,194,322		3,194,322	—	—	5.4%	7.8%
Vectis-CP Holdings, LLC(9) 345 California Street, Suite 3300 San Francisco, California 94104	5,672,378		—	—	—		5,672,378	15.1%	—	—	15.1%
Peter Kellner and affiliated entities(10) c/o Richmond Management, LLC 645 Madison Avenue, 20th Floor New York, NY 10022	3,419,727		—	2,266,855	3,075,979		6,495,706	9.1%	—	4.7%	15.9%
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Mark J. Ferrer	1,135,853	(11)	—	—	1,995,523	(12)	3,131,376	3.0%	—	—	7.8%
James A. Clark	33,880		—	—	354,582	(13)	388,462	*	—	—	1.0%
Mark E. Palomba	41,570		—	—	354,582	(14)	396,152	*	—	—	1.0%
Barry Twohig	59,638		—	—	175,684	(15)	235,322	*	—	—	*
Donald Dew	15,322		—	—	77,710	(16)	93,032	—	—	—	*
Mario Bobba	—		—	—	214,282	(17)	214,282	—	—	—	*
Ross Dove	—		—	—	104,583	(18)	104,583	—	—	—	*
Tom Tinsley(19)	—		2,545,455	7,333,332	45,564,923	(20)	45,564,923	—	72.3%	15.2%	54.7%
Michael J. Shannahan	—		—	—	103,020	(21)	103,020	—	—	—	*
Frost R.R. Prioleau	—		—	—	104,583	(22)	104,583	—	—	—	*
Gerald Ma	—		872,727	6,503,333	21,622,549	(23)	21,622,549	—	24.8%	13.5%	36.5%
All Named Executive Officers and current directors, and executive officers as a group (11 persons)(24)	1,286,263		3,148,182	13,836,665	70,672,020		71,958,283	3.4%	97.1%	28.6%	66.4%

*	Amount represents less than 1% of the indicated class or classes of stock.
(1)	Unless otherwise indicated, the address for each of the executive officers and directors is c/o Critical Path, Inc., 42-47 Lower Mount Street, Dublin 2, Ireland.
(2)	Applicable percentage ownership of common stock is based on 37,688,297 shares of common stock issued and outstanding as of March 1, 2008. Applicable percentage ownership of Series D preferred stock is based on 3,520,537 shares of Series D preferred stock issued and outstanding on March 1, 2008. Applicable percentage ownership of Series E preferred stock is based on 48,341,620 shares of Series E preferred stock issued and outstanding on March 1, 2008. In calculating the percentage ownership of the common stock, as a separate class of stock, we have excluded any shares of preferred stock convertible into shares of common stock and any shares of common stock that person has a right to acquire within 60 days of March 1, 2008. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or preferred stock convertible into such shares of Common Stock, held by that person, that are currently exercisable or convertible or exercisable or convertible within 60 days of March 1, 2008 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of another person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name.
(3)	According to a Schedule 13D/A filed on February 25, 2008, General Atlantic LLC (GA LLC), General Atlantic Partners 74, L.P. (GAP 74), GapStar, LLC (GapStar), GAP Coinvestment Partners II, L.P. (GAPCO II), GAPCO Management GmbH (Management GmbH) and GAPCO GmbH & Co. KG (KG), in the aggregate, beneficially own (i) 2,545,455 shares of Series D preferred stock of which GAP 74, GapStar and GAPCO II own 2,091,218 shares, 159,091 shares and 295,146 shares, respectively; (ii) 7,333,332 shares of Series E preferred stock of which GAP 74, GapStar, GAPCO II and KG own 6,070,185 shares, 466,928 shares, 783,036 shares and 13,183 shares, respectively; and (iii) Series F warrants to purchase 176,784 shares of Series F preferred stock of which GAP 74, GapStar, GAPCO II and KG own 146,615 warrants, 11,358 warrants, 18,526 warrants and 285 warrants, respectively. GA LLC is the general partner of GAP 74 and the sole member of GapStar. The general partners of GAPCO II are also Managing Directors of GA LLC. Management GmbH is the general partner of KG. The Managing Directors of GA LLC have investment and voting power over KG and Management GmbH. GAP 74, GA LLC, GapStar, GAPCO II, KG and Management GmbH (collectively, the GA Group) are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. Because the GA Group beneficially owns, in the aggregate, in excess of the 10% of our outstanding shares of common stock, the GA Group is considered an affiliate. The address of the GA Group (other than KG and Management GmbH) is c/o General Atlantic Service Company, LLC, 3 Pickwick Plaza, Greenwich, Connecticut 06830. The address of KG and Management GmbH is c/o General Atlantic GmbH, Koenigsallee 62, 40212 Duesseldorf, Germany. The number of shares of common stock into which the Series D preferred stock and the Series E preferred stock convert as reflected in the table includes the accretion of dividends through April 29, 2008.

(4)	According to the Schedule 13D/A filed on February 28, 2008 by, Cheung Kong (Holdings) Limited (Cheung Kong), Cheung Kong and its affiliates beneficially own (i) 872,727 shares of Series D preferred stock of which Campina and Cenwell own 436,363 shares and 436,364 shares, respectively; (ii) 6,503,333 shares of Series E preferred stock of which Campina and Cenwell own 3,390,000 shares and 3,113,333 shares, respectively; and (iii) Series F warrants to purchase 176,784 shares of Series F preferred stock which are owned by Campina. The number of shares of common stock into which the Series D preferred stock and the Series E preferred stock convert as reflected in the table includes the accretion of dividends through April 29, 2008. The address of Campina is c/o Cheung Kong (Holdings) Limited, 8th Floor, Cheung Kong Center, 2 Queen’s Road Central, Hong Kong. The address of Cenwell is c/o Hutchison Whampoa Limited, 22nd Floor, Hutchison House, 10 Harcourt Road, Hong Kong.
(5)	According to a Schedule 13D/A filed on December 21, 2006 by Ace Paragon Holdings Limited (Ace Paragon), Strategic Global Asset Management PCC Limited (PCC), The March Charitable Trust (March Trust), and SG Hambros Trust Company (Channel Islands) Limited f/k/a SG Hambros Trust Company (Guernsey) Limited (SG Trust, and together with Ace Paragon, PCC and March Trust, the Reporting Persons), report beneficial ownership of 12,916,667 shares of Series E preferred stock. PCC as the sole shareholder of Ace Paragon, the March Trust as the sole shareholder of the management shares of PCC and SG Trust as the trustee of the March Trust and as investment advisor to PCC report shared voting and dispositive power with respect to and beneficially own 12,916,667 shares of Series E preferred stock. As of the date of the Schedule 13D/A, Societe Generales, S.A. (SG) is the ultimate parent company of the Reporting Persons, and SG, its executive officers and directors, and its direct and indirect subsidiaries (other than Reporting Persons), may be deemed to beneficially own the shares held by the Reporting Persons. The number of shares of common stock into which the Series E preferred stock convert as reflected in the table includes the accretion of dividends through April 1, 2008.
(6)	Based on our records, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Institutional Offshore, and Zaxis Partners, L.P. (collectively, Zaxis) in the aggregate own 5,673,325 shares of Series E preferred stock. Of the shares of Series E preferred stock, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Institutional Offshore, and Zaxis Partners, L.P. own 201,869 shares, 904,923 shares, 3,019,726 shares, 399,972 shares and 1,146,835 shares, respectively. According to a Schedule 13G/A filed on February 14, 2008 by Apex Capital, LLC and Sanford J. Colen (Colen) (collectively, Apex), Apex reports shared voting and dispositive power over the portion of the securities beneficially owned by Zaxis and Permal U.S. Opportunities Limited equal to 9.9% of our then outstanding shares of common stock. The number of shares of common stock into which the Series E preferred stock convert as reflected in the table includes the accretion of dividends through April 29, 2008.
(7)	According to a Schedule 13G/A filed on February 14, 2008 by Apex, Apex reports shared voting and dispositive power over the portion of the securities beneficially owned by Permal U.S. Opportunities Limited and Zaxis equal to 9.9% of our then outstanding shares of common stock.
(8)	According to a Schedule 13G/A filed on February 14, 2008 by Passport Global Master Fund SPC Ltd. for and on behalf of Portfolio A—Global Strategy (Fund I), Passport Management, LLC (Passport Management), Passport Holdings, LLC (Passport Holdings), Passport Capital, LLC (Passport Capital) and John Burbank (Burbank), report beneficial ownership of 2,620,833 shares of Series E preferred stock. Burbank is the sole managing member of Passport Capital, and Passport Capital is the sole managing member of Passport Holdings and Passport Management. Passport Management is the investment manager to Fund I. As a result, each of Passport Management, Passport Holdings, Passport Capital and Burbank may be considered to share the power to vote or direct the vote of, and the power to dispose or direct the disposition of, the shares owned of record by Fund I. The number of shares of Common Stock into which the Series E preferred stock convert as reflected in the table includes the accretion of dividends through April 29, 2008.
(9)	According to a Schedule 13D/A filed on March 11, 2008, Vectis CP Holdings, LLC beneficially owns 5,672,378 shares of common stock. Vectis Group, LLC, the managing member of Vectis CP Holdings, LLC, and Matthew Hobart, the managing member of Vectis Group, LLC, may be deemed to have beneficial ownership of the shares held by Vectis CP Holdings, LLC. Matthew Hobart has sole voting and investment power over such shares.
(10)	According to a Schedule 13D/A filed on December 11, 2007, Peter Kellner (Mr. Kellner), Richmond CP LLC (Richmond CP), Richmond I, LLC (Richmond I), and Richmond III, LLC (Richmond III) report beneficial ownership of 6,451,896 shares of common stock of which 6,451,896, 696,056 and 2,314,452 shares of common stock are beneficially owned by Richmond CP, Richmond I and Richmond III, respectively. Of the amount of shares of common stock beneficially owned by Richmond CP, 321,420 are issuable upon conversion of shares of our Series F preferred stock issuable upon currently exercisable Series F warrants and 1,993,032 are issuable upon conversion of shares of Series E preferred stock. Mr. Kellner is the managing member of Richmond CP, Richmond I and Richmond III and has voting and dispositive power over the shares owned by Richmond CP, Richmond I and Richmond III. Mr. Kellner, Richmond I and Richmond III agreed to transfer all securities of the Company beneficially owned by them to Richmond CP on December 5, 2007. In addition, relatives and related entities to Mr. Kellner agreed to transfer all securities of the Company beneficially owned by them, totaling 1,269,468 shares of common stock and 717,717 shares of common stock issuable upon conversion of shares of Series E preferred stock in the aggregate, to Richmond CP on December 5, 2007. The number of shares of common stock into which the Series E preferred stock convert as reflected in the table includes the accretion of dividends through April 29, 2008.
(11)	Includes 129,314 shares subject to the right of repurchase as of March 1, 2008, which lapses over time, and 916,613 shares held by Mr. Ferrer’s spouse.
(12)	Consists of 1,995,523 shares subject to options exercisable within 60 days of March 1, 2008.
(13)	Consists of 354,582 shares subject to options exercisable within 60 days of March 1, 2008.
(14)	Consists of 354,582 shares subject to options exercisable within 60 days of March 1, 2008.
(15)	Consists of 175,684 shares subject to options exercisable within 60 days of March 1, 2008.
(16)	Consists of 77,710 shares subject to options exercisable within 60 days of March 1, 2008.
(17)	Consists of 214,282 shares subject to options exercisable within 60 days of March 1, 2008.
(18)	Consists of 104,583 shares subject to options exercisable within 60 days of March 1, 2008.
(19)	Mr. Tinsley is a Managing Director of GA LLC and a general partner of GAPCO II. See footnote 3 above. The address of Mr. Tinsley is 2401 Pennsylvania Avenue, NW, Washington, D.C. 20037.
(20)	Includes 34,754,492 shares issuable upon the conversion of the Series D preferred stock, 8,938,008 shares issuable upon the conversion of the Series E preferred stock and the Series F warrants which are convertible into 1,767,840 shares of common stock. See footnote 3 above. Mr. Tinsley has no pecuniary interest in any of the securities owned by KG. Mr. Tinsley disclaims beneficial ownership of the securities described in footnote 3 above except to the extent of his pecuniary interest therein. Also includes 104,583 shares subject to options exercisable within 60 days of March 1, 2008.
(21)	Consists of 103,020 shares subject to options exercisable within 60 days of March 1, 2008.
(22)	Consists of 104,583 shares subject to options exercisable within 60 days of March 1, 2008.
(23)	Includes 12,500 shares subject to options exercisable within 60 days of March 1, 2008. Pursuant to that certain Stock Option Waiver and Cancellation Agreement dated December 5, 2007 between the Company and Mr. Ma, the parties agreed to cancel all of the options previously granted to Mr. Ma immediately prior to the closing of the merger.
(24)	Includes shares beneficially owned by the directors, and executive officers as a group including the named executive officers. Includes 3,601,632 shares subject to options exercisable within 60 days of March 1, 2008 held by the directors and executive officers.

Equity Compensation Plan Information

The following table provides information with respect to our compensation plans under which equity securities are authorized for issuance as of our fiscal year ended December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plan approved by shareholders(a)	6,898,372	$0.64	11,212,368
Equity compensation plan not approved by shareholders (b)	271,678	2.55	6,067,729

Total	7,170,020	0.71	17,280,097

(a)	As a result of our previous business acquisition activities, there are 1,855 shares of common stock to be issued upon the exercise of outstanding options at an average exercise price of approximately $41.98 per share. Additionally, the number of shares reserved for issuance under our shareholder approved plan, the 1998 Stock Option Plan (the 1998 Plan), is subject to an annual increase on January 1 of each year by an amount equal to 2% of the total number of our common stock authorized for issuance. However, we did not add additional options to the 1998 Plan in 2007. The aggregate number of shares of common stock which may be issued under the 1998 Plan shall at all times be subject to adjustment as a result of stock splits, dividends payable in shares, combinations or consolidations of outstanding stock, recapitalizations, mergers or reorganizations. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 1998 Plan.
(b)	See Note 12—Shareholders’ Equity (Deficit), Stock Options, in the Notes to Consolidated Financial Statements for a brief summary of the material features of the 1999 Nonstatutory Stock Option Plan, our non-shareholder approved equity compensation plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Loans to Officers

During 2001 and in connection with his employment agreement, we made a loan and held a note receivable from David C. Hayden, our former Executive Chairman. See Note 7—Related Party Transaction, Notes Receivable From Officers, in the Notes to Consolidated Financial Statements.

Investment Transactions

In December 2004, we received aggregate proceeds of $11.0 million from a group of investors, consisting of affiliates of General Atlantic Partners 74, L.P., GapStar, LLC and GAP Coinvestment Partners II, L.P. (collectively with certain of its other affiliates, “General Atlantic”), which entities are associated with Tom Tinsley, one of our current directors, Cheung Kong (Holdings) Limited and its affiliated entities (collectively with certain of its other affiliates, “Cheung Kong”), which entities are associated with Edmond Ip Tak Chuen, one of our current directors, and Richmond III, LLC (an affiliate of Peter Kellner), each of which was a current shareholder of Critical Path, in exchange for promissory notes issued in the aggregate principal amount of $11.0 million and warrants to purchase an aggregate of 235,712 shares of Series F redeemable convertible preferred stock (Series F preferred stock). The warrants are exercisable for Series F preferred stock at a per share purchase price of $14.00 per share, which is equivalent to $1.40 per share on a common equivalent basis. In March 2005, we issued the remaining $7.0 million of these notes and warrants to purchase 149,998 shares of Series F preferred stock. The promissory notes accrue interest at a rate of 13.9% per annum, however, we are not obligated to make interest payments on the notes prior to their maturity. On March 15, 2007, we entered into an Amendment to the 13.9% Notes with the holders of these notes whereby we agreed with the holders of the 13.9% Notes to extend the maturity date of all of the 13.9% Notes from December 30, 2007 to June 28, 2008. The remaining provisions of the 13.9% Notes remain in full force and effect unchanged. Accordingly, the notes are due and payable on the earlier to occur of the maturity date on June 30, 2008, when declared due and payable upon the occurrence of an event of default, or a change of control of Critical Path. As of December 31, 2007, the following amounts of principal and interest were outstanding under the 13.9% Notes (in thousands):

Shareholder	Outstanding Indebtedness
General Atlantic	$12,281
Cheung Kong	12,281
Peter Kellner	2,233

The Series F preferred stock issuable upon exercise of the warrants described above will rank equally with the Series E preferred stock, and will rank senior to all other capital stock with respect to rights on liquidation, dissolution and winding up. The Series F preferred stock will accrue dividends at a simple annual rate of 5 3 / 4 % of the purchase price of $14.00, whether or not declared by our board of directors. The holders of Series F preferred stock will be entitled to vote as a separate class on any amendment to the terms or authorized number of shares of Series F preferred stock, the issuance of any equity security ranking senior to the Series F preferred stock and the redemption of or payment of a dividend in respect of any junior security. At any time, holders of Series F preferred stock may elect to convert their Series F preferred stock into shares of common stock. As of December 31, 2007, no shares of Series F preferred stock were outstanding and warrants to purchase 385,710 shares of Series F preferred stock were outstanding.

The Go Private Transaction

On December 5, 2007, we entered into a merger agreement (the “Initial Merger Agreement”) with CP Holdco, LLC and CP Merger Co., a wholly owned subsidiary of CP Holdco, LLC. On February 19, 2008, we entered into Amendment No. 1 to Agreement and Plan of Merger (the “Amendment”) with CP Holdco, LLC and CP Merger Co., which amended the Initial Merger Agreement. The Initial Merger Agreement as amended by the Amendment is referred to below as the Merger Agreement. Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the conditions therein, CP Merger Co. will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation (the “Surviving Corporation”).

CP Holdco, LLC is beneficially owned by (i) General Atlantic Partners 74, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., and GAPCO GmbH Co. & KG (collectively, the “General Atlantic shareholders”), (ii) Campina Enterprises Limited (“Campina”) and Cenwell Limited (“Cenwell” and, together with Campina, the “CKH shareholders”), and (iii) Richmond CP LLC (“Richmond”). It is anticipated that Vectis-CP Holdings, LLC (“Vectis”) will join CP Holdco, LLC as a member immediately prior to the effective time of the Merger. CP Holdco, LLC, the General Atlantic shareholders, the CKH shareholders, Richmond and Vectis are collectively referred to herein as the “affiliated shareholders.” The holdings of certain of these affiliated shareholders are set forth under Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.

In connection with the Merger, we intend to amend and restate our articles of incorporation (as amended and restated, the “Second Amended and Restated Articles”) immediately prior to the effective time of the Merger. Subject to the terms of the Second Amended and Restated Articles and the Note Exchange Agreement, dated as of December 5, 2007 (the “Note Exchange Agreement”), by and among the Company and holders of all of our outstanding promissory notes due June 30, 2008 (the “13.9% Notes”) and all of our outstanding warrants to purchase shares of our Series F Redeemable Convertible Preferred Stock (the “Series F Warrants”), we intend to consummate a recapitalization consisting of (i) a 70,000-to-1 reverse stock split of our Series E preferred stock and the cashing out of all fractional shares resulting from such reverse stock split; (ii) the conversion of our then outstanding Series D preferred stock and the remaining Series E preferred stock into shares of our common stock following the reverse stock split; and (iii) the exchange of all of our outstanding 13.9% Notes for shares of our common stock at a per share price equal to the Cash Merger Consideration (as defined below) pursuant to the Note Exchange Agreement immediately after the conversion of all of our Series D preferred stock and Series E preferred stock (collectively, the “Recapitalization”).

In connection with the Merger and the Recapitalization, on December 5, 2007, holders of a majority of the voting power of our common stock, Series D preferred stock and Series E preferred stock as of December 5, 2007 entered into a Voting Agreement with CP Holdco, LLC (the “Voting Agreement”) whereby they agreed to vote their shares of capital stock of the Company in favor of the adoption of the Merger Agreement, in favor of the adoption of the Second Amended and Restated Articles and in favor of any other matter to be approved by the Company’s shareholders to facilitate the transactions contemplated by the Merger Agreement and the Second Amended and Restated Articles.

The Merger Agreement, the Note Exchange Agreement and the Voting Agreement are described in greater detail below.

Merger Agreement

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock (other than shares held by CP Holdco, LLC and shareholders entitled to and who properly exercise dissenters’ rights under California law), will be cancelled and converted into the right to receive $0.102 in cash (subject to adjustments upon any stock split, stock dividend, stock distribution or reclassifications of the common stock of the Company), without interest and less any required withholding taxes (the “Cash Merger Consideration”) plus a contingent right (the “Contingent Litigation Recovery Right”) to receive a pro rata amount of any net recovery, as calculated pursuant to the terms of the Amendment, received by the Company with respect to an action pending in the United States District Court for the Western District of Washington captioned Vanessa Simmonds v. Bank of America Corporation and J.P. Morgan Chase & Co. (the “Simmonds Claim”) in which the plaintiff alleges, among other things, violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, by the underwriters in the Company’s March 1999 initial public offering and seeks to compel the underwriters to disgorge any profits they may have realized in violation of Section 16(b). As the statutory beneficiary, the Company is named as a nominal defendant. The Merger Agreement also provides that all of the outstanding warrants and options exercisable for shares of our common stock will be cancelled at the effective time of the Merger and holders of such options or warrants with exercise prices at or below the Cash Merger Consideration will receive, for each share of common stock issuable upon exercise of such options or warrants, an amount equal to the difference between the exercise price of such option or warrant and the Cash Merger Consideration, without interest and less any required withholding taxes, plus the Contingent Litigation Recovery Right. Pursuant to the Amendment, holders of fractional shares of the Series E preferred stock resulting from the 70,000-to-1 reverse stock split of the Series E preferred stock to be effected immediately following the effective time of the Merger will receive, on an as if converted to common stock basis, $0.102 per share (subject to adjustments upon any stock split, stock dividend, stock distribution or reclassifications of our common stock) and the Contingent Litigation Recovery Right.

The Merger Agreement provides that the Company has the right and authority, but not the obligation, to manage, pursue, prosecute, settle, compromise or dismiss the Simmonds Claims or any other related claims, actions or proceedings in such manner as it deems necessary or appropriate in its sole, absolute and unfettered discretion. The Merger Agreement also provides that the Contingent Litigation Recovery Right is not evidenced by any certificate, is not transferable or assignable except by operation of law or by will or intestate succession and does not entitle its holder to any right as holders of common stock or any other equity interest in the Company, including, without limitation, any voting rights or rights to receive dividends, distributions or any other payments.

The Merger Agreement was approved by our board of directors, excluding Tom Tinsley, a director affiliated with the General Atlantic shareholders, and Gerald Ma, a director affiliated with the CKH shareholders, following the unanimous recommendation of a special committee of our board of directors composed entirely of disinterested directors (the “Special Committee”). Our board of directors determined that the Merger and Recapitalization and the transactions related thereto are fair to and in the best interests of the Company and our shareholders other than the affiliated shareholders and our directors and officers.

The consummation of the Merger Agreement is conditioned upon, among other things, the adoption of the Merger Agreement and the Second Amended and Restated Articles by our shareholders, the receipt of regulatory approvals and the satisfaction of other customary closing conditions. In accordance with California law and our existing articles of incorporation:

•

the amendment to our existing articles to provide for a 70,000-to-1 reverse stock split of our Series E preferred stock must be adopted by the affirmative vote of a majority of (i) the outstanding shares of Series D preferred stock, voting as a separate class, (ii) the outstanding shares of Series E preferred stock, voting as a separate class, and (iii) the outstanding shares of common stock, Series D preferred stock and Series E preferred stock, voting together as a single class, with each share of common stock being entitled to one vote, each share of Series D preferred stock being entitled to as many votes as is equal to accreted value of such share on the record date divided by $4.20 and each share of Series E preferred stock being entitled to as many votes as is equal to accreted value of such share on the record date divided by $1.50 (the foregoing is referred to herein as “voting on a modified as converted basis”);

•

the amendment to our existing articles to provide for the conversion of our Series D preferred stock and Series E preferred stock into shares of our common stock upon the election of holders of a majority of the outstanding shares of each such series to convert must be adopted by the affirmative vote of a majority of (i) the outstanding shares of Series D preferred stock, voting as a separate class, (ii) the outstanding shares of Series E preferred stock, voting as a separate class, and (iii) the outstanding shares of common stock, Series D preferred stock and Series E preferred stock, voting together as a single class on a modified as converted basis;

•

the amendment to our existing articles to increase the number of authorized shares of common stock to 500,000,000 must be adopted by the affirmative vote of a majority of (i) the outstanding shares of common stock, voting as a separate class, (ii) the outstanding shares of Series D preferred stock, voting as a separate class, and (iii) the outstanding shares of common stock, Series D preferred stock and Series E preferred stock, voting together as a single class on a modified as converted basis;

•

the amendment to our existing articles to permit shareholders to act by written consent must be adopted by the affirmative vote of a majority of (i) the outstanding shares of common stock, voting as a separate class, (ii) the outstanding shares of Series D preferred stock, voting as a separate class, (iii) the outstanding shares of Series E preferred stock, voting as a separate class, and (iv) the outstanding shares of common stock, Series D preferred stock and Series E preferred stock, voting together as a single class on a modified as converted basis;

•

the amendment to our existing articles to terminate the authorization to issue Series F preferred stock must be adopted by the affirmative vote of a majority of (i) the outstanding shares of Series D preferred stock, voting as a separate class, and (ii) the outstanding shares of common stock, Series D preferred stock and Series E preferred stock, voting together as a single class on a modified as converted basis;

•

the amendment to our existing articles to provide that the transactions do not constitute a change of control for purposes of the second amended and restated articles must be adopted by the affirmative vote of a majority of (i) the outstanding shares of Series D preferred stock, voting as a separate class, (ii) the outstanding shares of Series E preferred stock, voting as a separate class, and (iii) the outstanding shares of common stock, Series D preferred stock and Series E preferred stock, voting together as a single class on a modified as converted basis; and

•

the second amended and restated articles as a whole must be adopted by the affirmative vote of a majority of (i) the outstanding shares of common stock, voting as a separate class, (ii) the outstanding shares of Series D preferred stock, voting as a separate class, (iii) the outstanding shares of Series E preferred stock, voting as a separate class, and (iv) the outstanding shares of common stock, Series D preferred stock and Series E preferred stock, voting together as a single class on a modified as converted basis.

In accordance with California law and our existing articles, the Merger Agreement must be adopted and the merger must be approved by the affirmative vote of a majority of (i) the outstanding shares of common stock, voting as a separate class, and (ii) the outstanding shares of common stock, Series D preferred stock and Series E preferred stock, voting together as a single class on a modified as converted basis.

As of March 17, 2008, the parties to the Voting Agreement collectively held approximately 57.9%, 93.1% and 72.2% of the voting power of the outstanding common stock, Series D preferred stock and Series E preferred stock, respectively (although on an individual basis, each shareholder may not hold shares in each of the foregoing share classes).

The Company, CP Holdco, LLC and CP Merger Co. have made to each other certain customary representations, warranties and covenants, some of which are qualified by information in confidential disclosure schedules delivered together with the Merger Agreement. While the Company does not believe that these schedules contain information that the securities laws require it to publicly disclose, other than information that has already been so disclosed, the disclosure schedules do contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the Merger Agreement. Accordingly, the representations, warranties and covenants should not be relied on as characterizations of the actual state of facts, since they may be modified by the disclosure schedules.

The Special Committee and our board of directors are prohibited from changing their recommendation to the Company’s shareholders or approving a competing proposal unless the Special Committee determines that not doing so would be inconsistent with their fiduciary duties.

The Merger Agreement may be terminated under certain circumstances, including if the Merger has not been consummated by April 30, 2008 or if the Special Committee has determined that it intends to enter into a transaction with respect to a superior proposal and the Company otherwise complies with certain terms of the Merger Agreement. Upon the termination of the Merger Agreement under certain circumstances, the Company will be required to reimburse CP Holdco, LLC for its transaction expenses up to $750,000.

The foregoing summary of the Merger Agreement is qualified in its entirety by reference to the full text of the Initial Merger Agreement and the Amendment, each of which is filed as an exhibit to this Annual Report on Form 10-K.

Note Exchange Agreement

Pursuant to the Note Exchange Agreement, the holders of our 13.9% Notes have agreed to exchange their notes for shares of common stock of the Surviving Corporation following the Merger at a per share price equal to the Cash Merger Consideration. The holders of our 13.9% Notes have also agreed that their Series F warrants will be cancelled at the effective time of the Merger. The transactions contemplated by the Note Exchange Agreement are conditioned upon the consummation of the Merger, the filing of the Second Amended and Restated Articles with the Secretary of State of California and the conversion of all of the outstanding Series D preferred stock and the Series E preferred stock remaining following the reverse stock split of our Series E preferred stock into shares of common stock of the Surviving Corporation following the Merger.

The foregoing summary of the Note Exchange Agreement is qualified in its entirety by reference to the full text of such agreement which is filed as exhibit to this Annual Report on Form 10-K.

Voting Agreement

Pursuant to the Voting Agreement, the CKH shareholders, Dragonfield Limited, Lion Cosmos Limited, the General Atlantic shareholders, Richmond, Richmond I, LLC, Richmond III, LLC, Peter Kellner and certain relatives of and entities related to Mr. Kellner, Vectis, Ace Paragon Holdings Limited and Crosslink Crossover Fund IV, L.P., agreed to vote all of their shares of common stock, Series D preferred stock and Series E preferred stock in favor of adopting the Merger Agreement and approving the Merger, in favor of adopting the Second Amended and Restated Articles and in favor of the approval of any other matter to be approved by the shareholders of the Company to facilitate the transactions contemplated by the Merger Agreement and the Second Amended and Restated Articles. Collectively, these shareholders own shares constituting a majority of outstanding voting power of the Company as of the date of the Voting Agreement and as of the record date for the special meeting of shareholders to be held in consideration of the Merger and the transactions related thereto. The Voting Agreement will terminate upon the earlier to occur of (i) the conversion of all of the outstanding Series D preferred stock and the remaining Series E preferred stock into shares of common stock of the Surviving Corporation, (ii) the termination of the Merger Agreement in accordance with its terms and (iii) the written agreement of CP Holdco, LLC, CP Merger Co., the General Atlantic shareholders and the CKH shareholders to terminate the Voting Agreement. In addition, the parties to the Voting Agreement also agreed to, upon notice from the General Atlantic shareholders or the CKH shareholders, elect to convert their shares of Series D preferred stock and Series E preferred stock into shares of common stock of the Surviving Corporation.

The foregoing summary of the Voting Agreement is qualified in its entirety by reference to the full text of such agreement which is filed as an exhibit to this Annual Report on Form 10-K.

Effect of Merger and Recapitalization

As a result of the proposed Merger and Recapitalization, we will cease to be a publicly-traded company. Holders of our common stock immediately prior to the effective time of the Merger and holders of less than 70,000 shares of our Series E preferred stock immediately prior to the reverse stock split will no longer have any interest in our future earnings or growth. Immediately following consummation of the transactions, we intend to terminate the registration of our common stock and suspend our reporting obligations under the Securities and Exchange Act of 1934, as amended, upon application to the SEC. In addition, upon completion of the transactions, shares of our common stock will no longer be listed on any stock exchange or quotation system, including the OTC Bulletin Board.

Go Private Transaction

As a result of the proposed Merger and Recapitalization, we will cease to be a publicly-traded company. Holders of our common stock immediately prior to the effective time of the Merger and holders of less than 70,000 shares of our Series E preferred stock immediately prior to the reverse stock split will no longer have any interest in our future earnings or growth. Immediately following consummation of the transactions, we intend to terminate the registration of our common stock and suspend our reporting obligations under the Exchange Act, upon application to the SEC. In addition, upon completion of the transactions, shares of our common stock will no longer be listed on any stock exchange or quotation system, including the OTC Bulletin Board.

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

Board Independence

The board of directors has determined in accordance with the Nasdaq Stock Market listing standards that the following directors are independent: Ross Dove, Gerard Ma, Frost R.R. Prioleau, Michael Shannahan and Tom Tinsley.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On September 15, 2006, Burr, Pilger & Mayer LLP replaced PricewaterhouseCoopers LLP as our independent registered public accounting firm.

Audit Fees

The aggregate fees for professional services billed by PricewaterhouseCoopers LLP and Burr, Pilger & Mayer LLP, as applicable, in connection with their audit of our consolidated financial statements, reviews of the consolidated financial statements included in its quarterly reports on Form 10-Q and related statutory and regulatory filings were:

	PricewaterhouseCoopers LLP	Burr, Pilger & Mayer LLP
Year ended December 31:
2007	$—	$671,422
2006	1,058,400	228,669

Audit-Related Fees

The aggregate fees billed by PricewaterhouseCoopers LLP and Burr, Pilger & Mayer LLP, as applicable, for assurance and related services related to the performance of their audit and review of our financial statements that are not included in the “audit fees” above were:

	PricewaterhouseCoopers LLP	Burr, Pilger & Mayer LLP
Year ended December 31:
2007	$—	$—
2006	181,000	—

These audit-related fees billed by PricewaterhouseCoopers LLP were incurred in connection with the sale of the Hosted Assets.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP and Burr, Pilger & Mayer LLP, as applicable, for professional services related to tax compliance, tax advice and tax planning were:

	PricewaterhouseCoopers LLP	Burr, Pilger & Mayer LLP
Fiscal year ended December 31:
2007	$—	$—
2006	10,400	—

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

Pre-Approval Policies and Procedures

The Audit Committee charter and SEC rules require the Audit Committee, or a committee of the Audit Committee, to pre-approve the provision of all auditing and non-audit services to us and our subsidiaries by our independent registered public accounting firm and all audit and non-audit engagement fees and terms. The Audit Committee must also pre-approve the engagement of non-audit services to be performed by other certified public accounting firms that are not our independent registered public accounting firm. In connection with the approval of non-audit services, the Audit Committee must consider whether the independent registered public accounting firm’s performance of any non-audit services is compatible with the independence of its auditors. In fiscal years 2007 and 2006, the Audit Committee pre-approved 100% of the services performed by our independent registered public accounting firm relating to “audit-related fees,” “tax fees,” and “all other fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to Consolidated Financial Statements

Please see the Index to Consolidated Financial Statements that appears below.

I NDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(a)(2) Financial Statement Schedule

Schedules have been omitted because the information required to be set forth therein is not applicable or the information is otherwise included in the Financial Statements or notes thereto.

(a)(3) Exhibits

Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

(b) Exhibits

The exhibits set forth in (a)(3) above are filed or incorporated by reference as part of this report on Form 10-K. See Exhibit Index.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Critical Path, Inc.:

We have audited the accompanying consolidated balance sheets of Critical Path, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Critical Path, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1- The Company and Summary of Significant Accounting Policies, Liquidity, to the consolidated financial statements, the Company has suffered recurring net losses from operations, must repay 13.9% Notes that mature in June 2008, has preferred stock subject to redemption in July 2008 and has limited availability of cash or credit facility. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1- The Company and Summary of Significant Accounting Policies, Liquidity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006 applying the modified prospective method, the provisions of United States Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of December 31, 2006 and the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

/s/ BURR, PILGER & MAYER LLP
San Francisco, California
March 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Critical Path, Inc.:

In our opinion, the consolidated statements of operations, shareholder’s deficit and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Critical Path, Inc. and its subsidiaries for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 30, 2006, except for the effects of discontinued operations as discussed in Note 16 to the consolidated financial statements, as to which the date is March 25, 2008

CRITICAL PATH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$8,609	$14,542
Accounts receivable, net	11,315	10,283
Current assets held for sale	610	—
Prepaid and other current assets	1,675	2,427

Total current assets	22,209	27,252
Property and equipment, net	1,371	2,612
Goodwill	7,944	7,460
Restricted cash	202	212
Other assets	71	467

Total assets	$31,797	$38,003

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,649	$3,995
Accrued compensation and benefits	3,583	3,796
Income and other tax liabilities	754	4,079
Other accrued liabilities	6,814	8,962
Current liabilities held for sale	277	—
Deferred revenue	6,510	6,848
Notes payable, short-term	26,791	—
Capital lease and other obligations, current	10	24

Total current liabilities	48,388	27,704
Deferred revenue, long-term	428	229
Notes payable, long-term	—	22,396
Income and other tax liabilities, long-term	2,953	—
Embedded derivative liability	—	612

Total liabilities	51,769	50,941

Redeemable preferred stock	148,588	134,406

Commitments and contingencies (see Note 10)
Shareholders’ deficit:
Common stock and additional paid-in-capital, par value $0.001; shares authorized: 200,000; shares issued and outstanding 37,705 and 37,228, respectively	2,167,174	2,181,099
Accumulated deficit	(2,336,491)	(2,326,055)
Accumulated other comprehensive income (loss)	757	(2,388)

Total shareholders’ deficit	(168,560)	(147,344)

Total liabilities, redeemable preferred stock and shareholders’ deficit	$31,797	$38,003

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Net revenues:
Software licensing	$15,206	$12,876	$19,078
Hosted services	—	—	10,106
Professional services	10,157	10,539	12,759
Maintenance and support	18,651	18,240	19,797

Total net revenues	44,014	41,655	61,740

Cost of net revenues:
Software licensing	4,587	4,447	4,843
Hosted services	—	266	12,042
Professional services	7,873	8,156	9,331
Maintenance and support	5,585	5,216	6,060

Total cost of net revenues	18,045	18,085	32,276

Gross profit	25,969	23,570	29,464
Operating expenses:
Selling and marketing	12,327	12,376	16,371
Research and development	9,442	9,815	15,251
General and administrative	11,544	11,914	13,453
Restructuring and other expenses	1,104	1,278	2,198
Gain on sale of assets	(129)	(3,187)	—

Total operating expenses	34,288	32,196	47,273

Operating loss	(8,319)	(8,626)	(17,809)
Other income, net	789	421	6,624
Interest income	427	522	471
Interest expense	(4,677)	(4,176)	(3,885)

Loss from continuing operations before provision for income taxes	(11,780)	(11,859)	(14,599)
Benefit (provision) for income taxes	118	(867)	(938)

Loss from continuing operations	(11,662)	(12,726)	(15,537)
Income from discontinued operations, net of taxes	1,226	1,760	1,885

Net loss	(10,436)	(10,966)	(13,652)
Dividends and accretion on redeemable preferred stock	(14,998)	(14,117)	(18,730)

Net loss attributable to common shareholders	$(25,434)	$(25,083)	$(32,382)

Basic and diluted earning per share data:
Loss available to common shareholders before discontinued operations	$(0.72)	$(0.74)	$(1.07)
Income from discontinued operations	0.03	0.05	0.06

Net loss available to common shareholders	$(0.69)	$(0.69)	$(1.01)

Shares used in the basic and diluted per share calculations	37,080	36,174	31,933

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(In thousands)

	Redeemable preferred stock		Common stock and additional paid in capital	Common stock warrants	Unearned compensation	Accumulated deficit and other comprehensive loss	Total
	Amended Series D	Series E
Balance at December 31, 2004	$59,575	$62,802	$2,174,496	$5,947	$(1,353)	$(2,291,279)	$(112,189)
Accretion of dividend on redeemable preferred stock	3,397	4,492	(7,889)	—	—	—	(7,889)
Accretion of beneficial conversion feature on redeemable preferred stock	—	5,842	(5,842)	—	—	—	(5,842)
Accretion to redemption value for redeemable preferred stock	3,528	1,471	(4,999)	—	—	—	(4,999)
Conversion of preferred stock to common stock	(9,593)	(11,221)	21,249	—	—	—	21,249
Issuance cost of preferred stock	—	—	(46)	—	—	—	(46)
Employee stock purchase plan	—	—	13	—	—	—	13
Issuance of restricted stock	—	—	280	—	—	—	280
Payment of taxes on vested restricted stock	—	—	(85)	—	—	—	(85)
Unearned compensation related to grants of restricted stock	—	—	—	—	(255)	—	(255)
Amortization of unearned compensation	—	—	—	—	1,071	—	1,071
Foreign currency translation adjustments	—	—	—	—	—	(2,664)	(2,664)
Net loss	—	—	—	—	—	(13,652)	(13,652)

Balance at December 31, 2005	56,907	63,386	2,177,177	5,947	(537)	(2,307,595)	(125,008)
Equity based compensation charge upon adoption of SAB 108	—	—	11,972	—	—	(11,972)	—
General and administrative credit upon adoption of SAB 108	—	—	—	—	—	1,260	1,260

Balance at January 1, 2006 upon adoption of SAB 108	56,907	63,386	2,189,149	5,947	(537)	(2,318,307)	(123,748)
Accretion of dividend on redeemable preferred stock	3,388	4,210	(7,598)	—	—	—	(7,598)
Accretion of beneficial conversion feature on redeemable preferred stock	—	2,987	(2,987)	—	—	—	(2,987)
Accretion to redemption value for redeemable preferred stock	2,519	—	(2,519)	—	—	—	(2,519)
Conversion of preferred stock to common stock	—	(4)	4	—	—	—	4
Accretion of issuance costs		1,013	(1,013)				(1,013)
Employee Stock Purchase Plan	—	—	(2)	—	—	—	(2)
Stock-based compensation associated with stock option grants	—	—	30	—	—	—	30
Stock-based compensation associated with June, 2006 stock option exchange	—	—	218	—	—	—	218
Stock-based compensation associated with restricted stock grants	—	—	407	—	—	—	407
Expiration of common stock purchase warrants	—	—	5,947	(5,947)	—	—	—
Reclassification of unamortized unearned restricted stock compensation pursuant to adoption of SFAS 123R	—	—	(537)	—	537	—	—
Foreign currency translation adjustments	—	—	—	—	—	830	830
Net loss	—	—	—	—	—	(10,966)	(10,966)

Balance at December 31, 2006	62,814	71,592	2,181,099	—	—	(2,328,443)	(147,344)
Accretion of dividend on redeemable preferred stock	3,388	4,189	(7,577)	—	—	—	(7,577)
Accretion of beneficial conversion feature on redeemable preferred stock	—	3,672	(3,672)	—	—	—	(3,672)
Accretion to redemption value for redeemable preferred stock	2,674	—	(2,674)	—	—	—	(2,674)
Accretion of issuance costs		1,075	(1,075)				(1,075)
Conversion of preferred stock to common stock	—	(816)	816	—	—	—	816
Stock-based compensation associated with stock option grants			124				124
Stock-based compensation associated with restricted stock grants	—	—	133	—	—	—	133
Foreign currency translation adjustments	—	—	—	—	—	3,145	3,145
Net loss	—	—	—	—	—	(10,436)	(10,436)

Balance at December 31, 2007	$68,876	$79,712	$2,167,174	$—	$—	$(2,335,734)	$(168,560)

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL PATH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net loss	$(10,436)	$(10,966)	$(13,652)
Provision for allowance for doubtful accounts	(204)	86	(363)
Depreciation	1,901	1,951	7,133
Stock-based expense	257	655	1,097
Gain on sale of certain Hosted Assets	(129)	(3,187)	—
Gain on sale of patents	(1,200)	—	—
Amortization of startup costs	—	—	330
Amortization of debt issuance costs	158	182	86
Loss on disposal of property and equipment	(23)	17	270
Change in fair value of embedded derivative liabilities	(612)	(922)	(3,788)
Gain on release of funds held in escrow	—	—	(473)
Accrued interest and accretion notes payable	4,395	3,903	3,200
Changes in assets and liabilities:
Accounts receivable	596	(385)	5,386
Prepaid expenses and other assets	380	814	709
Accounts payable	(346)	1,269	(1,905)
Accrued compensation and benefits	(213)	487	(216)
Income and other tax liabilities	(372)	(113)	(468)
Other accrued liabilities	(1,871)	(2,067)	(983)
Deferred revenue	(139)	(207)	(1,863)

Net cash used by operating activities	(7,858)	(8,483)	(5,500)

Cash flows from investing activities
Proceeds from sale of certain Hosted Assets, net of transaction costs of $956 in 2006	129	5,679	—
Proceeds from sale of patents	1,200	—	—
Purchases of property and equipment	(637)	(1,890)	(1,668)
Restricted cash	10	65	2,422
Proceeds from the release of funds held in escrow	—	—	473

Net cash provided (used) by investing activities	702	3,854	1,227

Cash flows from financing activities
Proceeds from the issuance of convertible notes, net	—	—	7,000
Proceeds from the issuance of common stock	—	—	13
Repayment of borrowings	—	—	(5,565)
Principal payments on note and lease obligations	(14)	(65)	(768)

Net cash provided (used) by financing activities	(14)	(65)	680

Net change in cash and cash equivalents	(7,170)	(6,463)	(3,593)
Effect of exchange rates on cash and cash equivalents	1,237	529	(939)
Cash and cash equivalents, beginning of period	14,542	18,707	23,239

Cash and cash equivalents, end of period	$8,609	$14,542	$18,707

Supplemental cash flow disclosure:

Cash paid for interest	$—	$3	$143
Cash paid for income taxes, net of refunds	$796	$892	$1,431

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

The Go Private Transaction

The Merger

On December 5, 2007, the Company entered into an Agreement and Plan of Merger (as amended on February 19, 2008, referred to herein as the “merger agreement”) with CP Holdco, LLC, a newly-formed Delaware limited liability company, and CP Merger Co., a newly-formed California corporation and wholly-owned subsidiary of CP Holdco, LLC, pursuant to which CP Merger Co. will merge with and into the Company. Such transaction is referred to herein as the “merger.” If the merger is completed, holders of the Company’s common stock (other than CP Holdco, LLC and shareholders entitled to and who properly exercise dissenters’ rights under California law) will receive $0.102 in cash (subject to adjustments upon any stock split, stock dividend, stock distribution or reclassification of the common stock) (referred to herein as the “cash merger consideration”) plus a contingent right to receive a pro rata amount of any net recovery received by the Company with respect to an action pending in the United States District Court for the Western District of Washington captioned Vanessa Simmonds v. Bank of America Corporation and J.P. Morgan Chase & Co. (referred to herein as the “contingent litigation recovery right” and, together with the cash merger consideration, the “merger consideration”), without interest (subject to certain conditions) and less any applicable withholding of taxes, for each share of common stock they own.

On December 5, 2007, the Company also entered into a note exchange agreement with holders of the 13.9% Notes, pursuant to which these holders agreed to exchange their 13.9% Notes for shares of common stock of the surviving corporation in the merger transaction at a price per share equal to the cash merger consideration. These holders also agreed that their Series F preferred stock warrants will be cancelled at the effective time of the merger. The transactions contemplated by the note exchange agreement are subject to the satisfaction of specified conditions.

The Recapitalization

Immediately prior to the merger and pursuant to the terms of the merger agreement, the Company intends to amend and restate its existing articles of incorporation to, among other things, (i) provide for a 70,000-to-1 reverse stock split of the Series E preferred stock to be effected immediately following the merger and the cashing out of all fractional shares of our Series E preferred stock resulting from such reverse stock split on an as if converted to common stock basis at a per share price equal to the Series E distribution amount, (ii) provide for the conversion of all of the then outstanding Series D preferred stock and Series E preferred stock after the reverse stock split into shares of our common stock upon the election by holders of a majority of the then outstanding shares of each such series to convert, (iii) increase the number of authorized shares of common stock to 500,000,000, (iv) permit shareholders to act by written consent, (v) terminate the authorization to issue Series F preferred stock and (vi) provide that the transactions do not constitute a change of control for purposes of the Company’s articles of incorporation.

Immediately following the merger, the Company intends to effect a recapitalization consisting of (i) the reverse stock split of its Series E preferred stock and the cashing out of all fractional shares resulting from such reverse stock split or on as if converted to common stock basis at a per share price equal to $0.102 (subject to adjustments upon any stock split, stock dividend, stock distribution or reclassification of the common stock) plus the contingent litigation recovery right; (ii) the conversion of its then outstanding Series D preferred stock and the remaining Series E preferred stock into shares of the Company’s common stock following the reverse stock split; and (iii) the exchange of all of the Company’s outstanding 13.9% Notes for shares of its common stock at a per share price equal to the cash merger consideration pursuant to the note exchange agreement immediately after the conversion of all of the Company’s Series D preferred stock and Series E preferred stock.

As a result of the proposed merger and recapitalization, the Company will cease to be a publicly-traded company. Holders of the Company’s common stock immediately prior to the effective time of the merger and holders of less than 70,000 shares of our Series E preferred stock immediately prior to the reverse stock split will no longer have any interest in the Company’s future earnings or growth. CP Holdco, LLC is beneficially owned and controlled by certain of the Company’s existing shareholders. See Part III, Item 13, Certain Relationships and Related Party Transactions and Director Independence for more information about these shareholders. Immediately following consummation of the transactions, the Company intends to terminate the registration of its common stock and suspend its reporting obligations under the Securities Exchange Act of 1934, as amended (referred to herein as the “Exchange Act”), upon application to the United States Securities and Exchange Commission (referred to herein as the “SEC”). In addition, upon completion of the transactions, shares of the Company’s common stock will no longer be listed on any stock exchange or quotation system, including the OTC Bulletin Board.

Liquidity

The Company has operated at a loss since inception and its history of losses from operations and cash flow deficits, in combination with its cash balances, raise concerns about the Company’s ability to fund its operations. The Company has focused on capital financing initiatives in order to maintain current and planned operations. The Company’s primary sources of capital have come from both debt and equity financings that it has completed over the past several years; and the sale of the Hosted Assets in January 2006 and most recently, the sale of its Supernews Assets in February 2008. In 2003 and 2004, the Company secured additional funds through several rounds of financing that involved the sale of senior secured convertible notes all of which converted into Series E preferred stock in 2004. In the third quarter of 2004, the Company completed a rights offering, and, in the fourth quarter of 2004, the Company secured and drew $11.0 million from an $18.0 million round of 13.9% debt financing and in March 2005, drew down the remaining $7.0 million. The Company is not required to make any payments of principal or interest under this $18.0 million debt financing until maturity in June 2008, at which time all principal and interest will become due. In January 2006, the Company sold its Hosted Assets for $6.3 million, and in September 2006 and December 2006, the Company received from amounts held in escrow $1.0 million and $0.1 million, respectively, in connection with the satisfaction of certain post-closing conditions related to the sale. Additionally, in January 2007, the Company received $0.1 million, the last of the amounts held in escrow as all post-closing conditions related to the sale of the Hosted Assets had been satisfied. In February 2008, the Company sold its Supernews Assets for up to $3.2 million of which $2.5 million was paid upon closing and the remaining $0.7 million will be paid six months after closing if certain post-closing conditions are satisfied.

The Company’s principal sources of liquidity include our cash and cash equivalents. As of December 31, 2007, the Company had cash and cash equivalents available for operations totaling $8.6 million, of which $7.1 million was located in accounts outside the United States and which is not readily available for its domestic operations. Accordingly, at December 31, 2007 the Company’s readily available cash resources in the United States were $1.5 million. Additionally, as of December 31, 2007, the Company had cash collateralized letters of credit totaling approximately $0.2 million which is recorded as restricted cash on its balance sheet and is not readily available for operations.

The Company believes that its existing capital resources are not sufficient to fund its current operations beyond the second quarter of 2008. In June 2008, the Company will be required to repay the outstanding amount of principal and interest on our 13.9% Notes. As of December 31, 2007, the outstanding principal and interest on these notes was $26.8 million. In July 2008, the Company may also be required to redeem the outstanding shares of our Series D and Series E preferred stock to the extent the payment of cash to redeem shares is permitted by applicable law at that time. If no holders of our Series D and Series E preferred stock elect to convert their shares of preferred stock into common stock before the redemption date, the Company could be required to pay an aggregate of $116.0 million in July 2008 if allowed by applicable law. However, the Company’s ability to incur additional indebtedness is subject to certain limitations as discussed in the section below captioned “Ability to incur additional indebtedness” and the Company does not believe equity financing on terms reasonably acceptable is currently available. Additionally, if the Company is unable to increase its revenues or if the Company is unable to reduce the amount of cash used by its operating activities during 2008 and into 2009, the Company may be required to undertake additional restructuring alternatives to continue its operations. Further, the Company’s common stock now trades in the over-the-counter market on the OTC Bulletin Board owned by the Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq Global Market or the Nasdaq Capital Market. The OTC Bulletin Board is generally considered less efficient than the Nasdaq Global Market. Consequently, selling the Company’s common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be further reduced. The Company believes it listing on the OTC Bulletin Board, and its low stock price, greatly impair the Comapany’s ability to raise additional capital, through equity or debt financing.

The Company has prepared its consolidated financial statements under the assumption that the Company is a going concern. These conditions described above, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has entered into a merger agreement (see The Merger and Go Private Transaction discussed above) and intends to take certain corporate actions that, if successfully completed, will result in the Company no longer being a publicly traded company and no longer being subject to the reporting obligations under the Securities Exchange Act of 1934, as amended. In connection with the merger, all of the Company’s Series D and Series E preferred stock outstanding following the proposed merger and 70,000-to-1 reverse stock split of the Series E preferred stock and the 13.9% Notes will be converted to common equity in the surviving privately held company, which would eliminate the Company’s need to repay the outstanding principal and interest on the 13.9% Notes and redeem its outstanding shares of Series D and Series E preferred stock. However, even if the Company succeeds in completing the merger and recapitalization, the Company will also need to increase revenues and initiate additional restructuring activity to achieve profitability. If the Company fails to complete the merger and recapitalization or to increase its revenues, the Company will further reduce the amount of cash used by its operating activities, liquidate additional assets, implement further restructuring initiatives, seek the protection of applicable bankruptcy laws or some combination of the forgoing. See also discussion of liquidity in Item 1A. “Risk Factors.”

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Net loss attributable to common shareholders	$(25,434)	$(25,083)	$(32,382)
Net cash used by operating activities	(7,858)	(8,483)	(5,500)

The Company’s principal sources of liquidity include its cash and cash equivalents. As of December 31, 2007, the Company had cash and cash equivalents available for operations totaling $8.6 million, of which $7.1 million was located in accounts outside the United States and which is not readily available for its domestic operations; however, the Company has developed a cash repatriation program which has made access to its foreign cash more efficient. Accordingly, at December 31, 2007 the Company’s readily available cash resources in the United States were $1.5 million. Additionally, as of December 31, 2007, the Company had cash collateralized letters of credit totaling approximately $0.2 million which is recorded as restricted cash on its balance sheet and is not readily available for operations.

The Company has no present understandings, commitments or agreements for any material acquisitions of, or investments in, other complementary businesses, products or technologies. The Company continually evaluates potential acquisitions of, or investments in, other businesses, products and technologies, and may in the future utilize our cash resources or may require additional equity or debt financing to accomplish any acquisitions or investments. These alternatives could increase liquidity through the infusion of investment capital by third-party investors or decrease liquidity as a result of the Company seeking to fund expansion into these markets. Such expansions might also cause an increase in capital expenditures and operating expenses. For the long-term, the Company believes future improvements in its operating activities will be necessary to provide the liquidity and capital resources sufficient to support the Company’s business.

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

Derivative Instruments

The Company accounts for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities , and its related interpretations and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 . SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.

The Company’s Series D preferred stock contains an embedded derivative instrument, related to the change-in-control feature of the Series D preferred stock, which is recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments , the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). At December 31, 2007 and 2006 the estimated fair value of the embedded derivative liability was $0 million and $0.5 million, respectively. See also Note 11—Redeemable Preferred Stock.

The Company also carries a derivative instrument associated with warrants which were issued as part of the 13.9% Notes. The proceeds from the financing transaction were allocated to the notes and warrants based upon their relative estimated fair values. In accordance with SFAS No. 133, Accounting for Derivative Instruments , the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). At December 31, 2007 and 2006 the estimated fair value of the warrant derivative liability was zero and $80 thousand, respectively. See also Note 8—Notes Payable.

Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets as of the dates indicated:

	December 31,
	2007	2006
	(in thousands)
Prepaid expenses	$990	$1,326
Other current assets	685	1,101

	$1,675	$2,427

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

Software Costs for Internal Use

The Company capitalizes costs related to software for internal use. These costs primarily include purchased software and qualifying external consulting fees and are amortized over their estimated useful lives, generally three years. The amortization expense is included in general and administrative expenses. During 2007, 2006 and 2005, approximately $0.5 million, $0.3 million, and $12,000, respectively, of internal use software costs were capitalized, and amortization of $0.5 million, $0.4 million and $0.2 million, respectively, was charged to expense.

Software Costs for Products

Development costs related to software products are expensed as incurred, as research and development costs, until technological feasibility of the product has been established. The Company has defined the establishment of technological feasibility as the completion of a working model. There is typically a relatively short time period between technological feasibility and product release, and the amount of costs incurred during such period is insignificant; as a result, capitalization of software development costs has been infrequent and insignificant. There were no capitalized software development costs in 2007 and 2006.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill cannot be amortized; however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level, which is the digital communications software and service segment for the Company’s goodwill. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded.

See Note 6—Goodwill for a discussion of the results of the Company’s 2007 impairment review.

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

Assets Held for Sale and Discontinued Operations

The Company adopted SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (SFAS 144), which addresses the financial accounting for the disposal of long-lived assets. SFAS 144 requires that the results of operations and gains or losses on the sale of a division of the business be presented in discontinued operations if both the following criteria are met: (a) the operation and cash flows of the division has been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transactions; and (b) the Company will not have any significant involvement in the operations of the division after the disposal transaction. SFAS 144 also requires prior period results of operations for the division to be restated and presented in discontinued operations in prior consolidated statements of operations.

An asset is generally classified as held for sale once management has committed to an action to sell the asset, the asset is available for immediate sale in its present condition (subject to terms that are usual and customary for sales of such assets), an active program to locate a buyer is initiated, the sale is probable, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. The operating results of assets held for sale and sold are reported as discontinued operations in the accompanying consolidated statements of operations. The income from discontinued operations includes the revenues and expenses, including depreciation, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented for assets designated as held for sale. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

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

Advertising Expense

Advertising and promotion costs are expensed as incurred and during 2007 we expensed $30,000 but during 2006 and 2005 the Company did not incur any advertising expense. Costs associated with the development of print or other media campaigns are deferred until the period that includes the first commercial use of the media campaign. Costs associated with industry trade shows and customer conferences are deferred until the period that includes the applicable trade show or conference.

Research and Development

Research and development costs include expenses incurred by the Company to develop and enhance its digital communications software and services. Research and development costs are recognized as expense when incurred.

Stock-Based Compensation

The Company adopted SFAS No. 123R (revised in 2004), Share-based payment, (SFAS 123R) on January 1, 2006. SFAS 123R requires the measurement and recognition of compensation expense, using a fair-value based method, for all share-based awards made to the Company’s employees and directors, including grants of stock options, restricted stock and other stock-based plans. The application of this standard requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. The Company recognizes the stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.

The Company elected to follow the modified prospective transition method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R were applied to all awards granted or modified after the date of adoption and the Company’s prior period consolidated financial statements have not been restated to reflect the impact of SFAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment , which provided guidance on the adoption of SFAS 123R as it relates to certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. Since there were no unvested options as of the date of adoption, no compensation expense would result as part of the adoption.

See Note 12—Shareholders’ Deficit, Stock-Based Compensation.

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

Changes in accumulated other comprehensive loss during 2007, 2006 and 2005 were as follows:

Cumulative translation adjustment
(in thousands)
Balance at December 31, 2004	$(554)
Foreign currency translation adjustments	(2,664)

Balance at December 31, 2005	(3,218)
Foreign currency translation adjustments	830

Balance at December 31, 2006	(2,388)
Foreign currency translation adjustments	3,145

Balance at December 31, 2007	$757

There were no tax effects allocated to any components of other comprehensive loss during 2007, 2006 or 2005.

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Net loss—as reported	$(10,436)	$(10,966)	$(13,652)
Foreign currency translation adjustments	3,145	830	(2,664)

Comprehensive loss	$(7,291)	$(10,136)	$(16,316)

Foreign Currency

The Company considers the local currencies of each of its foreign operations to be the functional currency in those operations. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are charged or credited to other comprehensive income, a component of shareholders’ equity (deficit). Gains and losses on foreign currency transactions are included in other income (expense). The Company recognized a net loss from foreign currency transactions in the amount of $2.2 million and $0.5 million in 2007 and 2006 and a net gain from foreign currency transactions in the amount of $2.5 million in 2005.

Segment and Geographic Information

The Company currently manages its business in a manner that requires it to report financial results for one segment: Digital communications software and services. The management of the Company primarily uses one measure of profitability to measure the performance of this segment—Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure which represents the Company’s earnings before interest income and interest expense, provision for income taxes, depreciation and amortization and is adjusted to exclude other items such as gain on sale of assets, restructuring and other expenses, other income (expense), net, loss on extinguishment of debt, stock-based compensation expenses and accretion on mandatorily redeemable preferred stock. See also Note 15—Product and Geographic Information.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R,, Business Combinations (SFAS “141R”), which revised SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination; and requires the acquirer to expense acquisition-related costs in the periods in which the costs are incurred and the services are received except for the costs to issue debt or equity securities. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal year 2009. Early adoption is prohibited. The Company is currently reviewing the provisions of SFAS 141R to determine the impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated financial Statements – an amendment of ARB No. 15” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal year 2009. Earlier adoption is prohibited. We are currently reviewing the provisions of SFAS 160 to determine the impact on our consolidated financial statements.

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

Adoption of Staff Accounting Bulletin 108

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements . SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

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

Note 2—Sale of Hosted Assets

On December 14, 2005, the Company entered into an Asset Purchase Agreement with Tucows.com (Tucows) for the sale of a portion of the Company’s hosted messaging assets, including a portion of its hosted messaging customer base, assembled hosted messaging workforce, and hosted messaging hardware (the Hosted Assets). On January 3, 2006, the Company completed the sale of its Hosted Assets. Under the Agreement, Tucows also acquired a software license for the Company’s Memova ® product and assumed certain contractual liabilities related to the Hosted Assets. Upon completion of the sale in January 2006, Tucows paid the Company $6.3 million in cash, of which $0.8 million was allocated to deferred revenue for future maintenance and support services to be provided by the Company in connection with the Memova Messaging license provided to Tucows under the Asset Purchase Agreement. In addition, the Company received certain contingent consideration of $1.1 million in 2006 and $0.1 million in January 2007 upon satisfaction of the remaining post-closing conditions related to the sale of the Hosted Assets. The related operations of hosted messaging assets did not meet the criteria of a discontinued operation under SFAS 144, accordingly, the operations were not accounted for as discontinued operations.

Gain on Sale of Assets

In connection with the sale of the Hosted Assets, the Company recognized a gain of approximately $3.2 million during the year ended December 31, 2006. Additionally, in connection with the Asset Purchase Agreement, the Company also agreed to perform certain transition services during a six month period following the close of the transaction. The Company agreed to provide such services to insure a smooth transition of the hosted messaging service to Tucows in an effort to minimize customer disruption. The Company estimated the cost of these services to be approximately $0.2 million which were recorded as a reduction to the gain on sale. In addition, the Company recognized additional gain of approximately $0.1 million in January 2007 upon satisfaction of the remaining post-closing conditions related to the sale of the Hosted Assets.

In connection with the Asset Purchase Agreement, the Company also provided Tucows with a license to the Company’s Memova product. This license was for a fixed number of users and provided two years of free maintenance and support services. In connection with this free support, the Company recorded approximately $0.8 million of the proceeds received from the sale to deferred revenue based upon the maintenance renewal rate provided in the license agreement. This deferred revenue will be amortized over a period of two years beginning from the closing date of the sale. During each of the year ended December 31, 2007 and 2006, the Company recognized in its maintenance and support revenues approximately $0.4 million of this deferred revenue.

The gain on the sale of the Hosted Assets is calculated as follows (in thousands):

	Year ended December 31,
	2007	2006
	(in thousands)
Net proceeds from sale of the Hosted Assets	$129	$6,635
Less: Net assets sold	—	(2,492)
Transaction costs	—	(956)

Gain on sale of the Hosted Assets	$129	$3,187

During the three months ended June 30, 2006, Tucows purchased an additional license to the Company’s Memova product. This license was for a fixed number of users and provided free maintenance and support until December 2007 in accordance with the Asset Purchase Agreement. In connection with this free support, the Company recorded approximately $0.1 million of the license fee to deferred revenue, which was amortized ratably through December 2007, and the balance of approximately $0.4 million was recorded to license fee revenue during the three months ended June 30, 2006.

Note 3—Strategic Restructuring

The following tables summarize strategic restructuring costs incurred by the Company during the three years ended December 31, 2005, 2006 and 2007:

	Workforce reduction	Facility and operations consolidation and other charges	Non-core product and service sales and divestitures	Total
	(in millions)
Liability at December 31, 2004	$0.2	$0.6	$—	$0.8
Total gross charges (credits)	0.4	1.7	0.1	2.2
Adjustments	0.1	(0.1)	—	—

Total net charge	0.5	1.6	0.1	2.2
Cash receipts (payments)	(0.4)	(1.8)	(0.1)	(2.3)
Non-cash charges	(0.2)	(0.1)	—	(0.3)

Liability at December 31, 2005	0.1	0.3	—	0.4
Total gross charges (credits)	1.0	0.3		1.3
Adjustments				—

Total net charge	1.0	0.3	—	1.3
Cash receipts (payments)	(1.1)	(0.5)		(1.6)
Non-cash charges				—

Liability at December 31, 2006	(0.0)	0.1	—	0.1

Total gross charges (credits)	0.8	0.3		1.1
Adjustments				—

Total net charge	0.8	0.3	—	1.1
Cash receipts (payments)	(0.5)	(0.4)		(0.9)
Non-cash charges				—

Liability at December 31, 2007	$0.3	$—	$—	$0.3

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

On May 5, 2005, the Company entered into the Second Amendment to Lease (the Second Amendment) with PPF Off 345 Spear Street, L.P. (PPF Off 345 Spear), to amend the Lease dated as of November 16, 2001, as amended (the Lease), under which the Company leased its headquarter facilities in San Francisco, California, located at 350 The Embarcadero. Under the terms of the Second Amendment, on June 29, 2005 the Company vacated its facility at 350 The Embarcadero and moved into new office space located at 2 Harrison Street, 2 nd Floor, San Francisco, California. In addition, in connection with the Second Amendment, the Company made a lease termination payment related to the facility at 350 The Embarcadero totaling approximately $1.3 million during the three months ended June 30, 2005. The Company’s office space at 2 Harrison Street was initially comprised of two suites consisting of approximately 22,881 square feet with a lease for a term of five years. Approximately 15,000 square feet of such space was utilized by the Company as its headquarters facilities, and the remaining approximately 8,000 square feet was utilized as storage space. On June 28, 2006, the Company terminated the Lease with PPF 345 Off Spear, and Babcock & Brown LP (Babcock & Brown) signed a lease with PPF 345 Off Spear to become the new tenant of the office space formerly occupied by the Company at 2 Harrison Street. On June 28, 2006, the Company entered into a Sublease Agreement (the Sublease) with Babcock & Brown to lease 15,000 square feet of the existing headquarters facilities at 2 Harrison Street. The Sublease has a two-year term and had monthly rent of approximately $39,000. In November 2006, the square footage the Company occupied of the subleased premises was reduced by approximately 9,000 square feet and the monthly rent was also reduced to approximately $21,000 per month in accordance with the terms of the Sublease. In November 2007, the Company notified Babcock & Brown that it would be terminating the sublease and vacating the premises on December 31, 2007.

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

During the year ended December 31, 2007, the Company recorded restructuring expenses totaling $1.1 million primarily related to the elimination of approximately 14% of our total workforce, primarily in North America, and downsizing of our office locations in San Francisco, California and Toronto, Canada. In addition we had some restructuring expenses related to the closure of an office in the United Kingdom and in Santa Monica, CA as well as the transition of our U.S. accounting operations to Ireland. At December 31, 2007, we carried a remaining restructuring liability of $0.3 million, the majority of which is expected to be utilized by June 30, 2008.

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

	December 31,
	2007	2006
	(in thousands)
Accounts receivable	$11,475	$10,603
Allowance for doubtful accounts	(160)	(320)

	$11,315	$10,283

At December 31, 2007 the Company had one customer that accounted for approximately 10% of its accounts receivable. At December 31, 2006 the Company had one customer that accounted for approximately 12% of its accounts receivable.

Allowance for doubtful accounts

	Balance at beginning of period	Additions (adjustments) charged to costs and expenses	Deductions and write-offs	Balance at end of period
	(in thousands)
Year ended December 31,
2007	$320	$325	$(485)	$160
2006	281	86	(47)	320
2005	835	(363)	(191)	281

Note 5—Property and Equipment

The following table sets forth the Company’s property and equipment balances as of the periods indicated:

	December 31,
	2007	2006
	(in thousands)
Computer equipment and software	$47,533	$47,078
Furniture and fixtures	1,692	3,725
Leasehold improvements	828	2,071

	50,053	52,874
Less accumulated depreciation and amortization	(48,682)	(50,262)

	$1,371	$2,612

During 2007, the Company retired fixed assets which were taken out of service primarily as a result of the facility consolidation in San Francisco, California and as a result of the sale of the Supernews Assets. Fixed assets having a total original cost of $5.9 million and accumulated depreciation of $5.2 million were retired. The fixed assets which were retired were primarily furniture and fixtures and leasehold improvements located in the Company’s United States ($3.3 million) and European operations ($0.3 million). In addition the fixed assets beginning balances in 2007 were increased by $1.9 million on the original cost and $1.7 million on the accumulated depreciation due to the foreign exchange revaluation.

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

Depreciation expense totaled $1.9 million during each of 2007 and 2006 and totaled $7.1 million during 2005.

Note 6—Goodwill

At December 31, 2007 and 2006, the Company was carrying goodwill of $7.9 million and $7.5 million, respectively, which in accordance with SFAS No. 142, is no longer being amortized. During the fourth quarter of 2007, the Company performed its annual impairment review, at which time it determined that the goodwill was not impaired. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the market value of the Company’s one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The market value of the reporting unit was estimated by multiplying the number of fully diluted shares of Company stock (which includes the Company’s common stock, preferred stock on an as-converted basis, and in the money stock options and warrants) outstanding on the analysis date by the most recent stock market closing price. The Company will continue to test for impairment on an annual basis and on a more frequent basis if events occur or circumstances change that would more likely than not reduce the fair value of any of the Company’s reporting units below their carrying value. See also Note 1—The Company and Summary of Significant Accounting Policies, Goodwill .

There was no amortization expense related to the Company’s goodwill in 2007, 2006 and 2005. The change in the balance after December 31, 2005 was due to the revaluation of foreign currency denominated goodwill balances.

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

Note 8—Notes Payable

Notes payable at December 31, 2007 and 2006 consisted only of the Company’s 13.9% Notes.

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

The $18.0 million in proceeds from the financing transaction were allocated to the 13.9% Notes and warrants based upon their relative estimated fair values. The estimated fair value of the warrants has been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments , the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability is being carried on the Company’s books at its fair value of $0 million at December 31, 2007.

These 13.9% Notes are carried on the balance sheet as “Notes payable” as follows:

	December 31,
	2007	2006
	(in thousands)
Proceeds from the issuance of the 13.9% Notes	$18,000	$18,000
Less proceeds allocated to the fair value of the Series F preferred stock warrant derivative instrument	(2,711)	(2,711)
Add accretion to redemption value	2,712	1,735
Add accrued interest	8,790	5,372

Carrying value of the 13.9% Notes	26,791	22,396
Less current portion	(26,791)	—

Long-term Notes payable	$—	$22,396

For the years ended December 31, 2007, 2006 and 2005, the Company recorded accrued interest of $3.4 million, $3.0 million and $2.4 respectively. These notes are carried at cost and had an approximate fair value of $21.0 million at December 31, 2007.

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

As a result of this conversion, there was no outstanding principal or interest related to the 10% Senior Notes as of December 31, 2007 or 2006.

Note 9—Income Taxes

The Company did not provide any deferred federal or state income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on its net deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

At December 31, 2007, the Company had approximately $530 million of federal and $158 million of state net operating loss carryforwards available to offset future taxable income. Federal and state net operating loss carryforwards expire in varying amounts through 2027 for federal and 2017 for state purposes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

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

At December 31, 2007, the Company had federal and state tax credit carryforwards for income tax purposes of approximately $6 million and $10 million, respectively. If not utilized, the federal credits will expire through 2027. State tax credit carryforwards of $6 million, if unused, will expire through 2012. The remaining state tax credit carryforwards of $4 million have an indefinite life.

Loss from continuing operations before provision for income taxes consists of the following (in thousands):

	2007	2006	2005
Domestic	$(5,664)	$(7,252)	$(13,049)
Foreign	(6,116)	(4,607)	(1,550)

Total	$(11,780)	$(11,859)	$(14,599)

The components of the provision for income taxes are as follows (in thousands):

	December 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
State	114	49	7
Foreign	(232)	818	931

	$(118)	$867	$938

Deferred tax assets consist of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets
Net operating loss carryforwards	$183,415	$182,482
Tax credits	12,526	12,542
Fixed assets	(1,458)	(1,482)
Intangible assets	4,517	2,763
Accrued liabilities	1,294	1,014

Gross deferred tax assets	$200,294	$197,319

Valuation allowance	$(200,294)	$(197,319)

Net deferred tax assets	$—	$—

In 2007, the valuation allowance increased by $3.0 million. In 2006, the valuation allowance decreased by $3.8 million.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	December 31
	2007	2006	2005
Tax at federal statutory rate	(34)%	(34)%	(34)%
State, net of federal benefit	(4)%	(4)%	(4)%
Stock-based expenses	1%	2%	3%
Research and development credits	—%	1%	1%
Change in valuation allowance	30%	21%	7%
Change in state deferred rate	—	—	32%
Foreign taxes	14%	25%	13%
Decrease in amounts accrued for prior year tax positions	(7)	—	—
Change in value of embedded derivatives	(1)%	(3)%	(10)%
Other	—	1	(1)%

Provision for income taxes	(1)%	9%	7%

The activity in accrued tax liabilities for the year ended December 31, 2007 is as follows (in millions):

Tax liability at January 1, 2007	$3.8
Gross increases – tax positions in prior period	—
Gross decreases – tax positions in prior period	(0.8)
Gross increases – current-period tax positions	—
Settlements	—
Lapse of statute of limitations	—

Tax liability at December 31. 2007	$3.0

Note 10—Commitments and Contingencies

Leases

The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2014. Rent expense during 2007, 2006 and 2005, totaled $2.2 million, $2.5 million and $4.0 million, respectively. Future minimum lease payments under non-cancelable operating and capital leases are as follows:

Operating leases
Year ending December 31,
2008	$1,980
2009	1,423
2010	1,257
2011	1,173
2012	1,173
Thereafter	1,760

Total minimum lease payments	$8,767

In connection with the Company’s acquisition of Critical Path Pacific in September 2002, the Company assumed a capital lease with a termination date of August 2006 however, during 2004; the Company negotiated the early termination of this capital lease and made final capital lease payments totaling approximately $0.8 million during 2005.

Other Contractual Obligations

The Company entered into other contractual obligations which total $0.8 million at December 31, 2007. These obligations are primarily related to the management of data center operations and network infrastructure storage for the Company’s hosted operations and termination charges related to the sale of the Supernews assets. These obligations are expected to be completed over the next year.

Relocation of San Francisco offices

During 2005, the Company recorded restructuring charges totaling $2.2 million, of which, $1.3 million is related to the relocation of its headquarters facility. On June 29, 2005, under the terms of the Company’s amended lease, the Company vacated its facility at 350 The Embarcadero and moved into new office space located at 2 Harrison Street, 2 nd Floor, San Francisco, California. In addition, in connection with the Second Amendment, the Company made a lease termination payment related to the facility at 350 The Embarcadero totaling approximately $1.3 million during the three months ended June 30, 2005.

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

Action in the Superior Court of San Diego. In April 2006, the Company was added as a named defendant in a lawsuit previously filed by a former shareholder of Extricity, Inc. against current and former officers and directors of Peregrine Systems, Inc.,

Peregrine’s former accountants, some of Peregrine’s customers, including the Company and various other unnamed defendants. In February 2007, the plaintiff filed a third amended complaint, which for the first time contained certain allegations and claims raised against the Company. The complaint alleged that certain of the named defendants including the Company, as Peregrine’s customers, engaged in fraudulent transactions with Peregrine that were not accounted for by Peregrine in conformity with U.S. GAAP and that this substantially inflated the value of Peregrine securities issued as consideration in Extricity’s merger with Peregrine. The Company filed a demurrer to all claims, however, the court found the plaintiff’s allegations to be sufficient for the pleading stage, subject to further factual discovery. The Company recorded a $0.2 million liability against this claim as of September 30, 2007. The Company entered into a settlement agreement with the plaintiff on October 8, 2007. Under the agreement, the Company made payments totaling significantly less than the expected costs for pursuing the next phase of litigation. In February 2008, the complaint and all claims against the Company were dismissed with prejudice.

Securities Class Action in Southern District of New York. Beginning in July 2001, a number of securities class action complaints were filed in the U.S. District Court for the Southern District of New York (In re Initial Public Offering Sec. Litig.) against the Company, and certain of the Company’s former officers and directors and underwriters connected with the Company’s initial public offering (IPO) of common stock. The purported class action complaints were filed by individuals who allege that they purchased the Company’s common stock at the initial and secondary public offerings between March 29, 1999 and December 6, 2000. The complaints allege generally that the prospectus under which such securities were sold contained false and misleading statements with respect to discounts and excess commissions received by the underwriters as well as allegations of “laddering” whereby underwriters required their customers to purchase additional shares in the aftermarket in exchange for an allocation of IPO shares. The complaints seek an unspecified amount in damages on behalf of persons who purchased our common stock during the specified period. Similar complaints have been filed against 55 underwriters and more than 300 other companies and other individuals. The over 1,000 complaints have been consolidated into a single action. The Company reached an agreement in principle with the plaintiffs to resolve the cases. The proposed settlement involved no monetary payment and no admission of liability by the Company.

A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006, and the district court took the matter under submission. Meanwhile the consolidated case against the underwriters proceeded. On October 13, 2004, the district court had certified a class in the underwriters’ proceeding. On December 5, 2006, however, the Second Circuit reversed, holding that a class could not be certified. The plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision, however, on April 6, 2007, the Second Circuit denied the petition for rehearing. At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling. On June 25, 2007 the district court issued an order terminating the settlement agreement. In August 2007, the plaintiffs submitted amended complaints in six of the cases which are proceeding as test cases. The Company is not among the issuers that received a further amended complaint. In the meantime, the issuer defendants, including the Company, are working to reinstate the settlement agreement with the plaintiffs on substantially the same terms. The Company has not recorded a liability against this claim as of December 31, 2007.

Derivative Action in Western District of Washington. In July 2007, the Company received a letter demanding on behalf of alleged Company stockholder Vanessa Simmonds that the Company’s board of directors prosecute a claim against our IPO underwriters, in addition to certain unnamed directors, key officers and certain other shareholders who allegedly engaged in short-swing trading during certain periods in 1999 and 2000 in violation of the Securities Exchange Act of 1934, section 13(d) and Rule 13d-5. The board declined to prosecute the claim on the grounds that it did not seem to have any merit and, even if it did, it would be time-barred and unlikely to result in any benefit to the Company and its stockholders. In October 2007, the plaintiff filed a complaint for recovery of short-swing profits under Section 16(b) of the Exchange Act against BancBoston Robertson Stephens, Inc. and JP Morgan Chase & Co. The complaint names the Company as a “nominal defendant”. No damages are alleged against the Company and no other relief is sought. The plaintiff subsequently filed amended complaints and a status conference has been scheduled for August 2008, at which time a schedule will be set for defendants to move or answer the amended complaints. If the proposed merger and recapitalization are completed, holders of the Company’s common stock, holders of options and warrants to purchase common stock with exercise prices at or below $0.102 per share and holders of the Company’s Series E preferred stock who will be cashed out in the reverse stock split will receive a contingent right to receive a pro rata amount of any net recovery received by the Company with respect to this action, without interest and less any applicable withholding of taxes, for each share of common stock they own. (Subject to further limitations discussed under “The Go Private Transaction.”) The Company has not recorded a liability against this claim as of December 31, 2007.

The uncertainty associated with these and other unresolved or threatened lawsuits could seriously harm the Company’s business and financial condition. In particular, the lawsuits or the lingering effects of previous lawsuits and the previously completed SEC investigation could harm relationships with existing customers and the Company’s ability to obtain new customers and partners. The continued defense of lawsuits could also result in the diversion of management’s time and attention away from business operations, which could harm the Company’s business. Negative developments with respect to the settlements or the lawsuits could cause the price of our common stock to further decline significantly. In addition, although the Company is unable to determine the amount, if any, that it may be required to pay in connection with the resolution of these lawsuits, and although the Company believes it maintains adequate and customary insurance, the size of any such payments could seriously harm the Company’s financial condition.

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

Note 11—Redeemable Preferred Stock

As of December 31, 2007 and 2006 redeemable preferred stock was comprised of the following (in thousands, except for amounts authorized and issued):

		December 31, 2007			December 31, 2006
	Authorized	Issued	Carrying value	Liquidation preference	Issued	Carrying value	Liquidation preference
Series D(a)	4,188,587	3,520,537	$68,876	$77,452	3,520,537	$62,814	$77,452
Series E	68,000,000	48,346,820	79,712	86,996	48,811,945	71,592	83,623
Series F	450,000	—	—	—	—	—	—

Total	72,638,587	51,867,357	$148,588	$164,448	52,332,482	$134,406	$161,075

(a)	Series D liquidation value at $22 per share. See Series D Cumulative Redeemable Convertible Preferred Stock below.

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

In July 2004, at a special meeting of shareholders, the Company’s shareholders approved proposals to amend and restate the certificate of determination of preferences of Series D preferred stock (the Amended Series D). As part of this amendment, the automatic redemption date was changed to July 2008 and the dividend accrual rate was reduced to 5 3 / 4%. The dividends which had accrued on the Series D preferred stock totaling approximately $12.2 million were recorded as a reduction to the carrying value of the Amended Series D. This amount was recorded as a reduction of the carrying amount of the Amended Series D and will accrete over the term of the Amended Series D. As of December 31, 2007 if the holders of Amended Series D preferred stock voluntarily opt to redeem, the conversion value of all Amended Series D preferred stock, as accreted is $70.7 million. Additionally, the Amended Series D preferred stock contains a liquidation preference of $22 per share.

In January 2005, the Company converted approximately 0.6 million shares of Series D preferred stock, plus accrued dividends of $2.0 million, held by the Vectis Group LLC and affiliates into 6.7 million shares of common stock.

The following table sets forth the carrying value and liquidation values of the Amended Series D preferred stock (in thousands):

Beginning balance—amended Series D preferred stock at December 31, 2004	$59,575
Add accretion to redemption value and accrued dividends	6,925
Deduct value of amended Series D preferred stock converted into common stock during the year ended December 31, 2005	(9,593)

Ending balance—amended Series D preferred stock at December 31, 2005	56,907
Add accretion to redemption value and accrued dividends	5,907

Ending balance—amended Series D preferred stock at December 31, 2006	62,814
Add accretion to redemption value and accrued dividends	6,062

Ending balance—amended Series D preferred stock at December 31, 2007	$68,876

Liquidation value of the amended Series D preferred stock at December 31, 2007	$77,452

Series E Redeemable Convertible Preferred Stock

During the three months ended September 30, 2004, the Company issued a total of approximately 55.9 million shares of Series E Redeemable Convertible Preferred Stock (Series E preferred stock). In July 2004, the Company issued approximately 30.6 million shares of Series E preferred stock to convert $45.5 million of the 10% Senior Notes plus accrued interest, issued 21.9 million shares of Series E preferred stock to convert $32.8 million of the 5 3 / 4 % Notes and issued approximately 0.8 million shares of Series E preferred stock to convert certain holders of Series D preferred stock into Series E preferred stock. In August 2004, the Company issued approximately 2.6 million shares of Series E preferred stock in connection with its rights offering from which the Company received gross proceeds of approximately $4.0 million.

The Series E preferred stock ranks senior to all preferred and common stock of the Company in priority of dividends, rights of redemption and payment upon liquidation. The principal terms of the Series E preferred stock include an automatic redemption on July 9, 2008, cumulative dividends at a rate of 5 3 / 4 % per year, dividends are not paid in cash but are added to the value of the Series E preferred stock on June 30 and December 31 each year, and conversion into shares of common stock calculated based on the quotient of the Series E accreted value divided by the Series E conversion price, $1.50.

At issuance, the total amount of costs associated with converting the Company’s debt into Series E preferred stock and costs associated with the rights offering, totaling approximately $4.6 million, will accrete over the term of the Series E preferred stock. Additionally, the conversion of the $45.5 million 10% Senior Notes into the Series E preferred stock was deemed to have a beneficial conversion feature totaling approximately $16.3 million. The value of the beneficial conversion feature, at issuance, was initially recorded as a reduction of the carrying amount of the Series E preferred stock and will accrete over the term of the Series E preferred stock. During the year ended December 31, 2007, 2006 and 2005, upon receiving notice from certain investors, the Company converted approximately 0.5 million, 2,643 and approximately 7.1 million shares of Series E preferred stock and accrued dividends into approximately $0.5 million, 2,973 and approximately 7.5 million shares of the Company’s Common Stock in 2007, 2006 and 2005, respectively. As of December 31, 2007, there were approximately 48.3 million shares of Series E preferred stock outstanding. The carrying value of the Series E preferred stock is as follows (in thousands):

Beginning balance—Series E preferred stock at December 31, 2004	$62,802
Add accretion of beneficial conversion feature and issuance costs and accrued dividends	11,805
Deduct value of Series E preferred stock converted into common stock during the year ended December 31, 2005	(11,221)

Ending balance—Series E preferred stock at December 31, 2005	63,386
Add accretion of beneficial conversion feature and issuance costs and accrued dividends	8,210
Deduct value of Series E preferred stock converted into common stock during the year ended December 31, 2006	(4)

Ending balance—Series E preferred stock at December 31, 2006	71,592
Add accretion of beneficial conversion feature and issuance costs and accrued dividends	8,936
Deduct value of Series E preferred stock converted into common stock during the year ended December 31, 2007	(816)

Ending balance—Series E preferred stock at December 31, 2007	$79,712

Liquidation value of the Series E preferred stock at December 31, 2007	$86,996

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

At December 31, 2007, no shares of Series F preferred stock have been exercised or were outstanding. Warrants to purchase 0.4 million shares of Series F preferred stock were issued and outstanding as of December 31, 2007 in connection with the issuance of the 13.9% Notes.

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

Accretion on Redeemable Preferred Stock

Accretion on redeemable preferred stock represents the accrued dividends and accretion of the beneficial conversion features of the Company’s outstanding Series D and E preferred stock as well as the accretion to the redemption value of the outstanding Series D preferred stock. The following table sets forth the accretion on redeemable preferred stock for the periods indicated:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Accrued dividends	$7,577	$7,598	$7,889
Accretion to the redemption value	2,674	2,519	3,528
Accretion of the beneficial conversion feature	3,672	2,987	5,842
Accretion of issuance costs	1,075	1,013	1,471

	$14,998	$14,117	$18,730

Preferred Stock Rights Offering

In August 2004, the Company consummated a rights offering pursuant to which 2.6 million shares of Series E preferred stock were issued at a purchase price of $1.50 per share. The offering generated gross proceeds to the Company of approximately $4.0 million, exclusive of costs incurred associated with the offering.

Note 12—Shareholders’ Deficit

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

The Rights will become exercisable following the tenth day after a person or group announces the acquisition of 15% or more of the Company’s common stock or announces commencement of a tender or exchange offer, the consummation of which would result in ownership by the person or group of 15% or more of the common stock of the Company. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the fifth day following acquisition by a person or group of 15% or more of the Company’s common stock. The Rights will expire on the earlier of May 15, 2011 or exchange or redemption of the Rights. As of December 31, 2007, no rights were exercised.

Common Stock

The Company’s Articles of Incorporation, as amended, authorize the Company to issue 200 million shares of Common Stock at $0.001 par value.

Changes in shares of Common Stock outstanding were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Common Stock Shares outstanding, beginning of year	37,228	37,280	23,040
Issuance of common stock	544	92	14,414
Exercise of stock options	—	1	—
Purchase of common stock	(67)	(145)	(174)

Shares outstanding, end of year	37,705	37,228	37,280

Restricted stock

The Company has granted shares of restricted stock and restricted stock units to certain key employees and executive officers through its 1998 Plan. In March and August 2004, the Company issued 707,368 and 680,823 shares of restricted stock, respectively, to Mark J. Ferrer, the Company’s Chief Executive Officer, in connection with Mr. Ferrer’s employment agreement. In November 2004, the Company issued 515,000 shares of restricted stock and 277,708 restricted stock units to Executive Officers and certain key employees of the Company. During the twelve months ended December 31, 2005, the Company issued 130,000 shares of restricted stock and 20,000 restricted stock units to certain key employees. The Company did not issue any shares of restricted stock or restricted stock units during the twelve month periods ended December 31, 2006 and December 31, 2007.

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

The following table reflects the activity associated with shares of unvested restricted stock and restricted stock units (in thousands, except per share fair value amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at December 31, 2004	2,046	$1.04
Granted	150	0.53
Vested	(800)	0.95
Forfeited	(99)	0.65

Unvested restricted shares at December 31 ,2005	1,297	1.07
Granted	—	—
Vested	(686)	1.05
Forfeited	(65)	0.62

Unvested restricted shares at December 31, 2006	546	1.21
Granted	—	—
Vested	(374)	1.32
Forfeited	—	—

Unvested restricted shares at December 31, 2007	172	$0.99

The fair value of restricted stock and restricted stock units which vested during the twelve months ended December 31, 2007 totaled approximately $133,000.

As of December 31, 2007, there was approximately $15,000 in total unrecognized compensation cost associated with the unvested shares of restricted stock and restricted stock units. The cost is expected to be recognized over the future weighted average vesting period of 0.75 years.

Employee Stock Purchase Plan

During 1999, the Board of Directors adopted and the shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees could select a rate of payroll deduction up to 15% of their compensation subject to certain maximum purchase limitations per period and other statutory limitations. The ESPP was implemented in a series of overlapping twenty-four month offering periods beginning on the effective date of the Company’s initial public offering with subsequent offering periods beginning on the first trading day on or after May 1 and November 1 of each year. Purchases occurred on each April 30 and October 31 (the “Purchase Dates”) during each participation period. Under the ESPP, eligible employees had the opportunity to purchase shares of Common Stock at a purchase price equal to 85% of the fair market value per share of Common Stock on either the start date of the offering period or the Purchase Date of the related purchase period, whichever is less. There were no stock purchases under the ESPP in 2006 and 29,810 shares were purchased in 2005 at prices of $0.55 and $0.32 per share. In January 2006, the Company terminated its Employee Stock Purchase Plan (ESPP). No shares of stock were purchased nor compensation expense recognized under the ESPP during 2006 and 2007.

Stock Options

During 1998 and 1999, the Company’s Board of Directors adopted the 1998 Stock Option Plan and the 1999 Nonstatutory Stock Option Plan, respectively (together, the “Option Plans” and each a “Plan”). The 1998 Plan provides for the granting of options to purchase up to 21,113,183 shares of common stock to employees, officers, directors and consultants, with an increase annually on January 1 of each year by an amount equal to 2% of the total number of shares of the Company’s Common Stock authorized for issuance at the end of the most recently concluded fiscal year, and the 1999 Plan provides for the granting of up to 6,337,198 shares of common stock to non-executive officer employees or the initial employment grant for executive officers. In November 2001, the Board approved an increase of 2,812,500 to the number of option shares reserved for grant to non-executive officer employees under the 1999 Plan. The 1998 Plan is a shareholder approved plan and allows for options to be granted as either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). Options granted under the 1999 Plan may only be nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees, including officers and employee directors. NSOs may be granted to Company employees, non-employee directors and consultants. At December 31, 2007, the total number of shares of common stock available for option grants was 11,212,368 and 6,067,729 under the 1998 Plan and the 1999 Plan, respectively.

The Company has, in connection with the acquisition of various companies, assumed the stock option plans of each acquired company. At December 31, 2007 and 2006, a total of 1,855 shares of the Company’s Common Stock were reserved for issuance upon exercise of outstanding options issued under the assumed plans, and the related options are included in the table below.

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

Changes in stock options outstanding, granted, exercisable, canceled and available, during 2005, 2006 and 2007 under the option plans are identified below. The Company only grants new options from the 1998 Plan and 1999 Plan. Accordingly, the Options or Awards Available information provided below includes only stock option information related to the 1998 and 1999 Plans (shares in thousands).

	Options or Awards Available Under the 1998 And 1999 Plans	Outstanding Option Grants
		Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2004	4,288	14,887	$11.25
Additional shares reserved	4,000	—	—
Granted and assumed	(1,136)	1,136	$0.74
Exercised	—	—	—
Restricted stock issued	(150)	—	—
Canceled	4,504	(4,586)	$6.92

Ending balance at December 31, 2005	11,506	11,437	$11.49
Additional shares reserved	4,000	—	—
Granted not in connection with 2006 exchange program	(675)	675	$0.21
Granted in 2006 exchange program	(7,097)	7,097	$0.20
Exercised	—	(1)	$0.08
Canceled not in connection with 2006 exchange program	2,528	(2,528)	$12.64
Canceled in 2006 exchange program	5,242	(7,555)	$11.01

Ending balance at December 31, 2006	15,504	9,125	$1.96
Granted and assumed	(447)	447	$0.09
Exercised	—	—	—
Canceled	2,223	(2,402)	$3.35

Ending balance at December 31, 2007	17,280	7,170	$0.71

Outstanding Options Exercisable:
December 31, 2005		11,437	$11.49
December 31, 2006		6,181	$2.80
December 31, 2007		5,807	$0.84

During the twelve months ended December 31, 2007 and 2006, zero and 921 stock options were exercised, respectively. The stock options exercised during the twelve months ended December 31, 2006, had an insignificant aggregate intrinsic value. The aggregate intrinsic value represents the difference between the option exercise price and the closing stock price on the date of exercise for each option exercised during the period.

The aggregate intrinsic value of stock options outstanding and vested stock options at December 31, 2007 and 2006 was insignificant. The aggregate intrinsic value, for purposes of this calculation, represents, on a pretax basis, the difference between the Company’s closing stock price as of December 31, 2007 and 2006, respectively, and the option exercise price, multiplied by the number of options outstanding or exercisable. Stock options with exercise prices which are greater than or equal to the closing quarter end stock price are excluded from this calculation.

The following table summarizes information about stock options outstanding at December 31, 2007 (options in thousands):

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.07 - $0.19	524	6.43	$0.11	92	$0.13
$0.20 - $0.20	6,231	5.34	0.20	5,316	0.20
$0.21 - $0.75	173	7.39	0.50	157	0.52
$0.76 - $5.00	190	5.95	1.98	190	1.98
$5.01 - $300.00	52	3.06	127.78	52	127.78

	7,170	5.41	$0.71	5,807	$0.84

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

The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its consolidated statement of operations non-cash compensation expense associated with these options in future periods upon the implementation in January 2006 of Financial Accounting Standards Board (FASB) SFAS No. 123-R, Share Based Payment . In addition, the accelerated vesting enabled the Company to avoid certain costs associated with the implementation of SFAS 123R. As a result of the acceleration, based on a Black-Scholes calculation, the Company expected to avoid recognition of up to approximately $2.9 million of compensation expense over the course of the original vesting periods. Although acceleration did not result in any compensation expense for the fourth quarter of 2005 in the statement of operations, it did result in an additional expense of $0.2 million under the fair value method which is included in the pro forma net loss attributable to common shares.

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

•	eligible participants who held eligible options issued under the 1999 Stock Option Plan received New Options issued from the 1998 Plan

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

Stock Warrants

Equity Office Management LLC

In November 2003, the Company entered into an agreement with one of its landlords, Equity Office Management LLC, pursuant to which the lease covering the Company’s Santa Monica facility was restructured. As part of the agreement, Equity Office Management LLC agreed to early terminate the Company’s lease obligation in exchange for $0.4 million in cash and warrants to purchase 25,000 shares of Common Stock. The warrants were fully vested upon issuance and are exercisable over a five year period beginning on December 1, 2003, at a price of $2.49 per share. Using the Black-Scholes option pricing model and assuming a term of five years and expected volatility of 138%, the fair value of the warrants on the effective date of the agreement approximated $48,000, which was recorded in restructuring and other expenses in the fourth quarter of 2003. These warrants expire on November 30, 2008 and as of December 31, 2007, these warrants remain unexercised.

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

Valuation of stock options granted

The Company utilized the Black-Scholes valuation model to estimate the fair value of stock options granted and stock-based compensation expense recognized for the years ended December 31, 2007 and 2006, and as presented in the pro-forma disclosure below for 2005, as required under SFAS 123. The Company used the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.2-4.9%	3.7-4.8%	3.7-4.4%
Expected lives (in years)	4.75	4-6.25	6.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	123.0%	122.0-%	121.8-%

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

The weighted average fair value of options granted were $0.02, $0.17 and $0.68 during 2007, 2006 and 2005, respectively.

The Company calculated the fair value of the activity under the Employee Stock Purchase Plan for 2005 in the pro-forma disclosure presented below using the Black-Scholes option pricing model, as prescribed by SFAS 123, using the following assumptions:

Year Ended December 31, 2005
Risk-free interest rate	3.7-4.4%
Expected lives (in years)	1.0
Dividend yield	0.0%
% Expected volatility	109.0-132.9%

The aggregate fair value of ESPP purchase rights granted in 2005 was approximately $6,000, which equates to a per share purchase right of $0.21.

Stock-based Compensation Expense

As a result of the consummation of the Company’s stock option exchange program on June 28, 2006, in accordance with SFAS 123R, compensation cost associated with the incremental fair value of these option awards was calculated at approximately $358,000 using the Black-Scholes valuation model. To this total was added the remaining unamortized fair value of any exchanged options originally granted in 2006 of $28,000, to arrive at a total fair value of $386,000 to be amortized to expense over the vesting period of these newly exchanged options. Of this amount, $100,000 and $218,000 have been recognized as compensation expense within the Company’s Consolidated Statement of Operations for the years ended December 31, 2007 and 2006, respectively, associated with the vesting of these option awards. The remaining fair value of these option awards of $50,000, net of forfeitures of $18,000, will be recognized as expense on a straight-line basis over the remaining weighted average vesting period of 0.6 years.

Also under the provisions of SFAS 123R, the Company recognized in its consolidated statement of operations 2007 stock-based compensation associated with non-exchange program related 2007 stock option grants of $24,000. Because the Company accelerated the vesting of all outstanding options held by employees as of December 27, 2005, there was no remaining unamortized expense associated with any stock option awards as of the date of the Company’s adoption of SFAS 123R. The Company also recognized compensation expense associated with the vesting of restricted stock and restricted stock units in the amount of $0.1 million, $0.4 million and $1.1 million in the years ended December 31, 2007, 2006 and 2005, respectively.

During 2005, the Company incurred stock-based charges of approximately $25,000 in connection with certain severance agreements for terminated employees and non-employee contractor arrangements. These charges were included in operating expenses based on the functions of the related employees and contractors.

The following stock-based compensation amounts, as reported in the Company’s Consolidated Statement of Operations for 2007, 2006 and 2005, are further detailed on a product or functional basis as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Stock-based expense reported in cost of net revenues:
Hosted messaging	$—	$10	$52
Professional services	14	54	123
Maintenance and support	6	15	18

Total stock-based expense reported in cost of net revenues	20	79	193

Stock-based expense reported in operating expenses:
Sales and marketing	12	62	87
Research and development	25	72	149
General and administrative	200	442	668

Total stock-based expense reported in operating expenses	237	576	904

Total stock-based expenses	$257	$655	$1,097

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the twelve months ended December 31, 2007 was calculated based upon awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

The value of the portion of the stock awards that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods. Including the unvested portion of the fair value of the June 28, 2006 option exchange, total stock-based compensation of stock options granted but not yet vested, as of December 31, 2007, was approximately $69,000, which is expected to be recognized as expense over the future weighted average vesting period of 1.1 years.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

Prior to January 1, 2006, the Company followed the intrinsic value method for stock-based awards to employees and directors in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees as allowed under SFAS No. 123, Accounting for Stock-based Compensation . Under the intrinsic value method, stock-based compensation expense was recognized in the Company’s Condensed Consolidated Statement of Operations for the fair value of restricted stock granted prior to January 1, 2006. However, no stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations for any period prior to the Company’s adoption of SFAS 123R on January 1, 2006, for stock options granted to employees and directors, when the exercise price of the stock options granted equaled the fair market value of the underlying stock at the date of grant.

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

2005
Net loss attributable to common shares—as reported	$(32,382)
Add:
Stock-based employee compensation expense included in reported net loss attributable to common shares,	1,097

Deduct:
Total stock-based employee compensation expense determined under a fair value based method for all grants	(6,872)

Net loss attributable to common shares—pro forma	$(38,157)

Basic and diluted net loss per share attributable to common shares—as reported	$(1.01)

Basic and diluted net loss per share attributable to common shares—pro forma	$(1.19)

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

In certain of the European countries where Critical Path has subsidiaries, the Company makes contributions to pension funds for their employees. During 2007, 2006 and 2005, the Company made contributions totaling $0.6 million, $0.6 million and $0.4 million, respectively.

Note 14—Net Loss Per Share Attributed to Common Shareholders

Net loss per common shareholder is calculated as follows:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Net loss attributable to common shareholders
Loss from continuing operations	$(11,662)	$(12,726)	$(15,537)
Discontinued operations, net of taxes	1,226	1,760	1,885

Net loss	(10,436)	(10,966)	(13,652)
Accretion on redeemable preferred stock	(14,998)	(14,117)	(18,730)

Net loss attributable to common shareholders	$(25,434)	$(25,083)	$(32,382)

Weighted average shares outstanding
Shares used in the computation of basic and diluted net loss attributable to common shareholders	37,080	36,174	31,933

Basic and diluted net loss per share attributable to common shareholders
Loss attributable to common shareholders before discontinued operations	$(0.72)	$(0.74)	$(1.07)
Income from discontinued operations	0.03	0.05	0.06

Basic and diluted net loss per share attributable to common shareholders	$(0.69)	$(0.69)	$(1.01)

At December 31, 2007, 2006 and 2005, there were 116,263,449, 114,672,033, and 113,028,439, respectively, potential common shares that were excluded from the determination of diluted net loss per share, as the effect of such shares on a weighted average basis is anti-dilutive. The weighted average exercise prices of the potential common shares excluded from the determination of diluted net loss per share at December 31, 2007, 2006 and 2005 were $2.66, $2.86 and $3.93, respectively.

Quarterly Net Loss Per Share Attributed to Common Shareholders

Quarterly net loss per common shareholder is calculated as follows:

	Three months ended
	Dec-07	Sep-07	Jun-07	Mar-07	Dec-06	Sep-06	Jun-06	Mar-06
	(in thousands)
Net loss attributable to common shareholders
Loss from continuing operations	$(1,128)	$(4,238)	$(2,621)	$(3,675)	$(2,741)	$(2,509)	$(2,989)	$(4,488)
Income from discontinued operations, net of taxes	137	145	254	690	403	465	347	546

Net loss	(991)	(4,093)	(2,367)	(2,985)	(2,338)	(2,044)	(2,642)	(3,942)
Dividends and accretion on redeemable preferred stock	(3,841)	(3,710)	(3,798)	(3,649)	(3,600)	(3,551)	(3,505)	(3,461)

Net loss attributable to common shareholders	$(4,832)	$(7,803)	$(6,165)	$(6,634)	$(5,938)	$(5,595)	$(6,147)	$(7,403)

Weighted average shares outstanding
Shares used in the computation of basic and diluted net loss attributable to common shareholders	37,460	37,375	36,807	36,696	36,302	36,191	36,085	35,928

Basic and diluted net loss per share attributable to common shareholders
Loss attributable to common shareholders before discontinued operations	$(0.13)	$(0.21)	$(0.17)	$(0.20)	$(0.17)	$(0.17)	$(0.18)	$(0.22)
Income from discontinued operations	0.00	0.00	0.01	0.02	0.01	0.01	0.01	0.01

Basic and diluted net loss per share attributable to common shareholders	$(0.13)	$(0.21)	$(0.17)	$(0.18)	$(0.16)	$(0.15)	$(0.17)	$(0.21)

Note 15—Product and Geographic Information

Revenue information on a product basis is as follows:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Net revenues
Software license
Messaging server and identity management solutions	$6,245	$4,225	$10,928
Memova anti-abuse	3,441	3,651	1,899
Memova mobile	781	385	251
Third-party and other software	4,739	4,615	6,000

Total software license	15,206	12,876	19,078
Service
Hosted services	—	—	10,106
Professional services	10,157	10,539	12,759
Maintenance and support	18,651	18,240	19,797

Total service	28,808	28,779	42,662

	$44,014	$41,655	$61,740

Information regarding revenues and long-lived assets attributable to the Company’s primary geographic regions are as follows:

Revenue

	Year ended December 31,
	2007	2006	2005
	(in thousands)
North America	$4,415	$5,835	$12,537
Europe	38,420	34,854	46,801
Latin America	460	267	1,151
Asia pacific	719	699	1,251

Total net revenues	$44,014	$41,655	$61,740

Long-Lived Assets

	December 31,
	2007	2006
	(in thousands)
United States	$699	$1,282
Other (a)	1,151	1,330

Subtotal long-lived assets (b)	$1,850	$2,612

a)	Included at December 31, 2007, are long-lived assets in both Canada and Ireland that account for 5% and 65%, respectively, of the Company’s total long-lived assets and included at December 31, 2006, are long-lived assets in both Canada and Ireland that account for 11% and 33%, respectively, of the Company’s total long-lived assets.

b)	The long-lived assets in the table above represent the Company’s total property and equipment presented on a geographic basis at each period end. For each of the periods presented, the Company did not have any other long-lived assets to present on a geographic basis. Goodwill is excluded from this analysis.

During 2007, 2006 and 2005, the Company did not have any customers that accounted for more than 10% of its revenues.

Note 16—Discontinued Operations

On February 29, 2008, the Company entered into an Asset Purchase Agreement (the “Agreement”) with SPN Acquisition, Inc. (“SPN”) and GigaNews, Inc. (“GigaNews” and together with SPN the “Purchasers”) for the sale of certain of the assets and liabilities related to Critical Path’s Supernews usenet hosting business, including software, customer base, trade names and other elements of goodwill (the “Supernews Assets”) for up to $3.2 million in cash. On March 3, 2008, the closing under the Agreement occurred and the Company disposed of the Supernews Assets. Upon closing, the Purchasers paid Critical Path $2.5 million. The Purchasers will also pay up to an additional $0.7 million six months after closing if certain post-closing conditions are satisfied. Additionally, Critical Path has also entered into a separate Transition Services Agreement with the Purchasers under which Critical Path will carry on the business related to the Supernews Assets for 30 days during the transition of customers and technology to the Purchasers’ control.

In accordance with SFAS 144, which addresses the financial accounting for the disposal of long-lived assets, the Company has classified the related assets and liabilities of the Supernews usenet hosting business as assets and liabilities held for sale at December 31, 2007 and the related operations have been presented as discontinued operations.

An asset is generally classified as held for sale once management has committed to an action to sell the asset, the asset is available for immediate sale in its present condition (subject to terms that are usual and customary for sales of such assets), an active program to locate a buyer is initiated, the sale is probable, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The operating results of assets held for sale and sold are reported as discontinued operations in the accompanying consolidated statements of operations. The income from discontinued operations includes the revenues and expenses, including depreciation, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented for assets designated as held for sale. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

Additionally, SFAS 144 requires that the results of operations and gains or losses on the sale of a division of the business be presented in discontinued operations if both the following criteria are met: (a) the operation and cash flows of the division has been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transactions; and (b) the Company will not have any significant involvement in the operations of the division after the disposal transaction. SFAS 144 also requires prior period results of operations for the division to be restated and presented in discontinued operations in prior consolidated statements of operations.

Assets Held for Sale

As of December 31, 2007 assets and liabilities held for sale related to the sale of the Supernews Assets are as follows (in thousands):

Assets held for sale
Prepaid expenses	$2
Property and equipment, net	608

610

Liabilities held for sale
Accrued liabilities	43
Deferred revenue	234

$277

Discontinued Operations

The following table sets forth the components of the discontinued operations related to the sale of the Supernews Assets for the periods indicated.

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Revenues	$4,386	$4,775	$5,092
Cost of revenues	(3,014)	(2,876)	(3,053)
Selling and marketing	(146)	(139)	(154)

Discontinued operations, net of taxes	$1,226	$1,760	$1,885

Note 17— Subsequent Event

On March 14, 2008, certain of the General Atlantic Investors and certain of the Cheung Kong Investors converted 2.2 million shares of the Company’s Series D preferred stock into 30.2 million shares of the Company’s common stock. As a result of this conversion, our total common stock outstanding increased to 67,917,770.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008
Critical Path, Inc.

/s/ MARK E. Palomba
Mark E. Palomba
Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark E. Palomba and James A. Clark and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the United States Securities and Exchange Commission granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Palomba	Chief Executive Officer and Director	March 31, 2008
Mark E. Palomba	(Principal Executive Officer)

/s/ JAMES A. CLARK	Executive Vice President and Chief Financial Officer	March 31, 2008
James A. Clark	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Mark J. Ferrer	Chairman of the Board of Directors	March 31, 2008
Mark J. Ferrer

/s/ MARIO BOBBA	Director	March 31, 2008
Mario Bobba

/s/ ROSS M. DOVE	Director	March 31, 2008
Ross M. Dove

/s/ Gerald Ma	Director	March 31, 2008
Gerald Ma

/s/ FROST R.R. PRIOLEAU	Director	March 31, 2008
Frost R.R. Prioleau

/s/ MICHAEL J. SHANNAHAN	Director	March 31, 2008
Michael J. Shannahan

/s/ TOM TINSLEY	Director	March 31, 2008
Tom Tinsley

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of December 5, 2007 by and among the Company, CP Holdco, LLC and CP Merger Co. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 11, 2007).

2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of February 19, 2008 by and among the Company, CP Holdco, LLC and CP Merger Co. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 22, 2008).

3(i).1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-111559) filed on December 24, 2003).

3(i).2	Certificate of the Powers, Designations, Preferences and Rights of the Series D Cumulative Redeemable Convertible Participating Preferred Stock dated November 6, 2001 (Incorporated by reference to Exhibit 3(i).3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3(i).3	Form of Amended and Restated Certificate of Determination of Preferences of Series D Redeemable Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 10, 2004).

3(i).4	Form of Certificate of Determination of Preferences of Series E Redeemable Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed March 10, 2004).

3(i).5	Certificate of Determination of Preferences of Series F Redeemable Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 10, 2004).

3(ii)	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3(ii)(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.2	Preferred Stock Rights Agreement dated as of March 19, 2001 between Company and Computershare Trust Company, Inc., including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively (Incorporated by reference to Exhibit 4.5 of Company’s Form 8-A filed on May 7, 2001).

4.3	Amendment No. 1 to Preferred Stock Rights Agreement dated as of November 6, 2001 between the Company and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.4	Amendment No. 2 to Preferred Stock Rights Agreement dated as of November 18, 2003 between the Company and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.5	Amendment No. 3 to Preferred Stock Rights Agreement dated as of January 16, 2004 between Company and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.4 to the Company’s Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on January 21, 2004 (File No. 000-25331)).

4.6	Amendment No. 4 to Preferred Stock Rights Agreement dated as of March 9, 2004 between Critical Path, Inc. and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.5 to the Company’s Amendment No. 2 to the Company’s Registration Statement on Form 8-A filed on March 10, 2004 (File No. 000-25331)).

4.7	Amendment No. 5 to Preferred Stock Rights Agreement dated as of June 24, 2004 between Critical Path, Inc. and Computershare Trust Company, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.6 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A (File No. 000-25331)).

4.8	Amendment No. 6 to Preferred Stock Rights Agreement dated as of December 29, 2004, between the Company and Computershare Trust Company, Inc. (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed January 3, 2004).

4.9	Amendment No. 7 to Preferred Stock Rights Agreement dated as of February 10, 2005 between the Company and Computershare Trust Company, Inc. (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed February 24, 2005).

4.10	Warrant to Purchase Common Stock dated March 29, 2001 issued by the Company to Vectis Group LLC (Incorporated by reference to Exhibit 4.3 to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.11	Warrant to Purchase Common Stock dated January 29, 1999 issued by the Company to America Online, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-71499)).

4.12	Warrant to Purchase up to 25,000 Shares of Common Stock dated as of December 29, 1999 by and between Ecker Folsom Properties, LLC (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.13	Warrant to Purchase up to 834,000 Shares of Common Stock dated as of June 2000 by and between Worldsport Networks Europe Ltd. (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.14	Stock and Warrant Purchase and Exchange Agreement dated as of November 8, 2001 by and among Company and General Atlantic Partners 74, LP, GAP Coinvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.15	Escrow Agreement dated as of November 8, 2001 by and among Company and General Atlantic Partners 74, L.P., GAP Coninvestment Partners II, LP, Gapstar, LLC, Vectis CP Holdings, LLC, Cenwell Limited, Campina Enterprises Limited (Incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.16	Amended and Restated Stockholders Agreement, dated November 26, 2003, among Company, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAP-W, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited and Vectis CP Holdings, LLC (Incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	Third Amended and Restated Registration Rights Agreement, dated March 9, 2004, among Company, General Atlantic Partners 74, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited, Lion Cosmos Limited, Vectis CP Holdings, LLC, Permal U.S. Opportunities Limited, Zaxis Equity Neutral, L.P., Zaxis Institutional Partners, L.P., Zaxis Offshore Limited, Zaxis Partners, L.P., Guggenheim Portfolio Company XIII, Passport Master Fund, L.P., Crosslink Crossover Fund IV, L.P., Sagamore Hill Hub Fund, Ltd., Criterion Capital Partners, Ltd., Criterion Capital Partners, Institutional, Criterion Capital Partners, L.P. and Capital Ventures International (Incorporated by reference to Exhibit 4.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.18	Note Amendment Agreement dated March 12, 2004, by and among Company, Cenwell Limited, Campina Enterprises Limited, Great Affluent Limited, Dragonfield Limited and Lion Cosmos Limited (Incorporated by reference to Exhibit 4.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.19	Warrant to Purchase up to 100,000 Shares of Common Stock dated March 12, 2004 issued by the Company to Silicon Valley Bank (Incorporated by reference to Exhibit 4.47 to the Company’s Annual Report on Form 10-Q for the year ended March 30, 2004).

4.20	Form of Warrant to Purchase up to 100,000 shares of Common Stock, by and between Max Limited and the Company (Incorporated by reference to Exhibit 4.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.21	Form of Note dated as of December 30, 2004 (Incorporated by reference to Exhibit 4.1 of Company’s Current Report on Form 8-K filed on January 3, 2005).

4.22	Amendment to Notes dated as of March 5, 2007 by and among the Company and certain holders of the Company’s promissory notes listed therein. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2007).

4.23	Form of Warrant to Purchase Series F Redeemable Convertible Preferred Stock of the Company dated December 30, 2004 (Incorporated by reference to Exhibit 4.2 of Company’s Current Report on Form 8-K filed on January 3, 2005).

4.24	Amendment No. 8 to Preferred Stock Rights Agreement dated as of October 26, 2007 between the Company and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed October 31, 2007).

4.25	Amendment No. 9 to Preferred Stock Rights Agreement, dated as of December 14, 2007, by and between Critical Path, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed December 20, 2007).

10.1	Hills Plaza I Office Lease dated as of November 16, 2001 by and between Company and SRI Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2	First Amendment to Lease dated November 17, 2003 by and between the Company and SRI Hills Plaza Venture, LLC (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.3	Second Amendment to Lease dated May 5, 2005 by and between the Company and PPF Off 345 Spear Street, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.4	Asset Purchase Agreement dated as of December 14, 2005 by and between the Company and Tucows.com Co. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2005).

10.5#	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).

10.6#	Amended and Restated 1998 Stock Plan. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on June 15, 2001 (File No. 333-63080)).

10.7#	1999 Stock Option Plan and forms of agreements thereunder (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 filed on September 22, 1999 (File No. 333-87553)).

10.8#	Critical Path, Inc. Amended and Restated 1998 Stock Plan Notice of Restricted Stock Award (Incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.9#	Form of Indemnification Agreement by and between the Company and each of its directors and officers. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.10#	Employment Agreement dated February 4, 2004 by and between the Company and James Clark (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of April 15, 2004 by and between Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.12#	Nonstatutory Stock Option Agreement by and between the Company and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.13#	Incentive Stock Option Agreement by and between the Company and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.14#	Restricted Stock Agreement by and between the Company and Mark Ferrer for grant effective March 29, 2004 (Incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.15#	Nonstatutory Stock Option Agreement by and between the Company and Mark Ferrer for grant effective August 16, 2004 (Incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.16#	Restricted Stock Agreement by and between the Company and Mark Ferrer for grant effective August 16, 2004 (Incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.17#	Employment Agreement dated as of March 29, 2004 by and between Company and Mark Ferrer. (Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003).

10.18#	Note and Warrant Purchase Agreement dated as of December 29, 2004, between the Company and the Investors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2005).

10.19#	Employment Agreement dated as of May 17, 2004 by and between Company and Mark Palomba (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.20#	Employment Agreement dated as of January 19, 2000 by and between Company and Barry Twohig (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.21#	Employment Agreement dated as of February 23, 2007 by and between Critical Path B.V. and Barry Twohig (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.22#	Employment Agreement dated as of March 21, 2000 by and between Company and Donald Dew (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.23	Note Exchange Agreement dated as of December 5, 2007 by and among the Company, General Atlantic Partners 74, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG, Campina Enterprises Limited and Richmond CP LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 11, 2007).

10.24	Asset Purchase Agreement dated as of February 29, 2008 by and among the Company SPN Acquisition, Inc. and GigaNews, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2008).

21.1	List of Subsidiaries

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Voting Agreement dated as of December 5, 2007 by and among CP Holdco, LLC, General Atlantic Partners 74, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG, Campina Enterprises Limited, Cenwell Limited, Dragonfield Limited, Lion Cosmos Limited, Richmond CP LLC, Richmond I, LLC, Richmond III, LLC, Peter Kellner, The Kellner Foundation, George Kellner, Trust FBO Peter and Catherine Kellner, Catherine Kellner, Clara Kellner, Paul Kellner, Vectis-CP Holdings, LLC, Ace Paragon Holdings Limited and Crosslink Crossover Fund IV, L.P. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 11, 2007).

#	Indicates management contract or compensatory plan or arrangement.
*	The material contained in Exhibits 32.1 and 32.2 shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Critical Path under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates it by reference.